Form 10-Q
period 1996-06-30
CSB BANCORP INC /OH
filed 1996-08-13
CIK 880417

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549


                       FORM 10-Q


_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  JUNE 30, 1996

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


     Commission file number:       0-21714

CSB Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Ohio                          34-1687530
(State or other                    (I.R.S. Employer
jurisdiction of incorporation      Identification Number)
or organization)


6 W. Jackson Street, P.O. Box 232, Millersburg, Ohio  44654
(Address of principal executive offices)

(330) 674-9015
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               _X_  Yes                 No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $6.25 par value      Outstanding at August 7, 1996
                              644,346 common shares

                   CSB BANCORP, INC.
                       FORM 10-Q
              QUARTER ENDED JUNE 30, 1996
_______________________________________________________________


Part I - Financial Information


ITEM 1 - FINANCIAL STATEMENTS (Unaudited)              Page

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .3

Consolidated Statements of Income . . . . . . . . . . . . . . .4

Condensed Consolidated Statements of Changes in
Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . 6

Condensed Consolidated Statements of Cash Flows . . . . . . . .7

Notes to the Consolidated Financial Statements . . . . . . . . 8


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . 14



Part II - Other Information

Other Information . . . . . . . . . . . . . . . . . . . . . . 19

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .20

                   CSB BANCORP, INC.
              CONSOLIDATED BALANCE SHEETS
                      (Unaudited)
_______________________________________________________________

                              June 30,       December 31,
                              1996           1995

ASSETS
Cash and noninterest-bearing
deposits with banks           $10,611,259         $11,449,174
Interest-bearing deposits
  with banks                    6,045,149           2,000,523
Federal funds sold              5,500,000           8,600,000
                               -----------         -----------
Total cash and cash equivalents 22,156,408          22,049,697
Investment securities available
  for sale, at fair value
  (Note 2)                      16,361,421          18,001,888
Investment securities held to
 maturity (Estimated fair values
 of $32,300,872 in 1996 and
 $37,377,956 in 1995)
 (Note 2)                       32,159,271          36,638,817
Total loans (Note 3)           156,158,954         152,619,369
Allowance for loan losses
 (Note 4)                        1,990,864           1,830,250
                              -----------         -----------
     Net loans                 154,168,090         150,789,119
Premises and equipment, net      2,683,203           2,669,430
Accrued interest receivable
 and other assets                3,028,668           3,061,292
                                -----------         -----------

          Total assets        $230,557,061        $233,210,243
                              ============        ============
LIABILITIES
Deposits
  Noninterest-bearing deposits $21,962,795         $24,166,742
  Interest-bearing deposits    175,067,746         182,088,751
                               -----------         -----------
     Total deposits            197,030,541         206,255,493
Securities sold under agreements
 to repurchase                   2,386,502           3,962,933
Federal Home Loan Bank borrowings
 (Note 5)                        8,561,062           1,950,196
Accrued interest payable and
 other liabilities                 680,148             698,858
                                 -----------         -----------
     Total liabilities           208,658,253         212,867,480
                                 -----------         -----------

SHAREHOLDERS' EQUITY
Common stock ($6.25 par value;
 1,000,000 shares authorized;
 645,946 and 644,278 shares
 issued in 1996 and 1995,
 respectively)                    4,037,163           4,026,738
Additional paid-in capita         4,330,338           4,236,952
Retained earnings                13,597,356          12,065,770
Treasury stock at cost:
 1,600 shares                       (56,000)           (56,000)
Unrealized gain/(loss) on
 investment securities available
 for sale, net of tax               (10,049)           69,303
                                 -----------         -----------
     Total shareholders' equity   21,898,808          20,342,763
                                  -----------         -----------

          Total liabilities
          and shareholders'
          equity               $230,557,061          $233,210,243
                               ============          ============

See notes to the consolidated financial statements.

                   CSB BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME
                      (Unaudited)
- ---------------------------------------------------------------

               Three Months Ended  Six Months Ended
                      June 30,                 June 30,
                      -------                  -------
                    1996        1995        1996        1995
                    ----        ----        ----         ----
Interest income
 Interest and
 fees on loans  $3,868,580     $3,763,330  $7,796,561   $7,212,650
Interest on
 investment
 securities
   Taxable         461,259        466,795   1,008,216      898,189
   Nontaxable      252,096        223,921     497,708      442,836
Other interest
 income            171,972         71,903     263,295      113,491
                  ----------     ----------   ----------   ----------
     Total
     interest
     income     4,753,907       4,525,949      9,565,780    8,667,166
                ----------      ----------     ----------   ----------

Interest expense
  Interest on
   deposits     1,996,777      1,978,409      4,097,284     3,684,699
  Other interest
   expense        137,945         13,414        222,703        22,197
               ----------     ----------     ----------     ----------
     Total
     interest
     expense    2,134,722      1,991,823      4,319,987      3,706,896
               ----------     ----------     ----------     ----------

Net interest
 income         2,619,185      2,534,126      5,245,793      4,960,270

Provision for
 loan losses
 (Note 4)         100,000        100,000        200,000        200,000
               ----------     ----------     ----------     ----------

Net interest
 income after
 provision for
 loan losses    2,519,185      2,434,126      5,045,793      4,760,270
               ----------     ----------     ----------     ----------

Other income
 Service charges
  on deposit
  accounts        153,967        143,945        302,462        275,907
 Other operating
  income          125,939        117,813        226,889        180,771
Investment
  security
  losses           (6,069)                      (7,763)
               ----------     ----------      ----------     ----------
     Total
     other
     income       273,837        261,758        521,588        456,678
               ----------     ----------     ----------     ----------

Other expense
 Salaries and
  employee
  benefits        751,489        780,036      1,470,955      1,422,834
 Occupancy
  expense          90,138         89,169        186,295        180,802
 Equipment
  expense         112,657         95,103        218,177        187,161
 FDIC premiums        500        102,238          1,000        200,113
 State franchise
  tax              76,440         64,277        141,750        126,634
 Other operating
  expense         459,405        402,286        888,219        788,787
               ----------     ----------     ----------     ----------
     Total
     other
     expense    1,490,629      1,533,109      2,906,396      2,906,331
               ----------     ----------     ----------     ----------

                   CSB BANCORP, INC.
     CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                      (Unaudited)
__________________________________________________________________

               Three Months Ended          Six Months Ended
                    June 30,                   June 30,
                    --------                   --------
                1996       1995               1996      1995
                ----       ----               ----      ----

Income before
federal income
taxes          1,302,393  1,162,775        2,660,985      2,310,617

Provision for
income taxes     413,200    339,800          807,800        691,300
               ----------  ----------     ----------     ----------

Net income      $889,193   $822,975        $1,853,185     $1,619,317
               ==========  ==========      ==========     ==========

Earnings per
common share
  (Note 1)       $1.38         $1.29            $2.88          $2.54
               ==========     ==========     ==========     ==========


Weighted
average shares
outstanding     643,756        638,400        643,293        638,400
               ==========     ==========     ==========     ==========






  See notes to the consolidated financial statements.
                   CSB BANCORP, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                IN SHAREHOLDERS' EQUITY
                      (Unaudited)
- -----------------------------------------------------------------


               Three Months Ended         Six Months Ended
                    June 30,                  June 30,
                    --------                  --------
               1996        1995              1996          1995
               ----        ----              ----          ----

Balance at
beginning of
period       $21,173,226  $17,899,467      $20,342,763    $17,077,554

Net income       889,193      822,975        1,853,185      1,619,317

Common stock
issued under
the dividend
reinvestment
program and
401(k) plan       43,881       34,527         103,811         66,324

Cash dividends
($.25 and $.50
per share in
1996; $.20 and
$.40 per share
in 1995)       (160,920)      (127,783)      (321,599)      (255,463)

Change in
unrealized
gain/loss on
investment
securities
available for
sale            (46,572)        116,446       (79,352)        237,900
               -----------    -----------    -----------    -----------

Balance at end
of period      $21,898,808    $18,745,632    $21,898,808    $18,745,632
               ===========    ===========    ===========    ===========





  See notes to the consolidated financial statements.
                   CSB BANCORP, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited)
_________________________________________________________________

                                        Six Months Ended
                                             June 30,
                                        1996           1995

Net cash from operating activities  $2,310,067         $1,626,607

Investing activities
 Investment securities available
 for sale
   Proceeds from maturities          4,000,000          3,000,000
   Purchases                        (3,457,641)        (4,937,036)
 Investment securities held
  to maturity
   Proceeds from maturities, calls
    and repayments                  7,162,556          6,720,000
   Purchases                       (1,718,349)        (5,849,178)
 Net increase in loans             (3,559,544)        (11,849,844)
 Loan sale proceeds                                       306,802
 Purchase of premises and
  equipment, net                     (222,073)           (90,469)
                                     ------------      ------------
    Net cash from investing
     activities                      2,204,949         (12,699,725)
                                     ------------     -------------

Financing activities
 Net change in deposits            (9,224,952)           5,858,329
 Net change in repurchase
  agreements and federal funds
  purchased                        (1,576,431)             375,189
 FHLB borrowings                    6,697,205
 Principal payments on
  FHLB borrowings                     (86,339)
 Shares issued for 401(k) Plan         20,522
 Cash dividends paid                 (238,310)            (189,139)
                                    ------------        ------------
    Net cash from financing
     activities                    (4,408,305)           6,044,379
                                   ------------         ------------

Change in cash and
 cash equivalents                     106,711           (5,028,739)

Cash and cash equivalents at
beginning of period                22,049,697           14,686,497

Cash and cash equivalents at
end of period                     $22,156,408           $9,657,758




Supplemental disclosures
 Cash paid for income taxes          $705,000            $758,351
 Cash paid for interest             4,358,840           3,627,748

  See notes to the consolidated financial statements.
                 CSB BANCORP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
- ----------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of CSB Bancorp, Inc. ("CSB") and its wholly owned subsidiary, The Commercial and Savings Bank (the "Bank"). All significant intercompany transactions and balances have been eliminated.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of CSB at June 30, 1996, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for CSB for the year ended December 31, 1995, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the interim periods reported herein are not necessarily indicative of operations to be expected for the entire year.

Allowance for Loan Losses: Allowances for losses on impaired loans are determined by calculating the present value of estimated future cash flows, discounted using the loan's effective interest yield. Allowances for losses on impaired loans that are collateral dependent are generally determined based on the estimated fair value of the underlying collateral. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Smaller-balance homogenous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans and automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past due asset disclosures.

The carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in bad debt expense.

Accounting Pronouncements: Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights", requires companies that engage in mortgage banking activities to recognize as separate assets rights to service mortgage loans for others. This statement was adopted by the Company on January 1, 1996. Since no loans were sold and no servicing rights were purchased during the first two quarters of 1996, the adoption of this pronouncement did not impact the Company's net income for the period.

Income Taxes: The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.


NOTE 2 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the investment securities, as presented in the consolidated balance sheet at June 30, 1996 and December
31, 1995 are as follows:

                                   June 30, 1996
                      ----------------------------------------------------
                                 Gross          Gross          Estimated
                    Amortized   Unrealized     Unrealized        Fair
                     Cost         Gains          Losses          Value
               -----------------------------------------------------------

Available for
sale
 Debt securities
  U.S. Treasury
   securities   $11,985,257     $40,927       $(22,725)      $12,003,459
  U.S. Government
   agencies       3,009,890       1,672        (35,100)        2,976,462
                 -----------    ----------     ---------      -----------
  Total debt
  securities     14,995,147      42,599        (57,825)       14,979,921
 Other securities 1,381,500   1,381,500
               -----------    ----------       ---------      -----------
  Total
  investment
  securities
  available for
  sale          $16,376,647    $42,599        $(57,825)     $16,361,421
                ===========    ==========     =========     ===========

Held to maturity
 U.S. Treasury
  securities    $6,051,220     $78,995        $(2,924)       $6,127,291
 U.S. Government
  agencies       7,015,278                     (64,603)       6,950,675
Obligations of
  state and
  political
  subdivisions  18,372,272     366,728        (230,605)      18,508,395
 Mortgage-backed
  securities       720,501                      (5,990)         714,511
                ----------     ----------      ---------     -----------
   Total debt
   securities
   held to
   maturity     $32,159,271   $445,723       $(304,122)     $32,300,872
               ===========    ==========     ==========     ===========



                                      December 31, 1995
                    ---------------------------------------------------
                                 Gross          Gross         Estimated
                    Amortized   Unrealized     Unrealized       Fair
                      Cost       Gains           Losses         Value
                    --------------------------------------------------
Available for
Sale
 Debt Securities
  U.S. Treasury
  securities     $11,005,578    $108,609       $(10,437)    $11,103,750
 Obligations
  of U.S.
  government
  corporations
  and agencies    6,003,206       8,064          (1,232)      6,010,038
                 -----------    ----------     ---------    -----------
 Total debt
  securities
  available
  for sale       17,008,784     116,673         (11,669)     17,113,788
Other
securities          888,100                                     888,100
                -----------     ----------      ---------   -----------
Total
 investment
 securities
 available
 for sale      $17,896,884     $116,673       (11,669)     $18,001,888
               ===========    ==========      =========    ===========

Held to
 maturity
U.S. Treasury
 securities    $10,046,860     $223,210       $(1,927)     $10,268,143
Obligation of
 U.S. government
 corporations
 and agencies    8,024,229       29,087        (3,566)       8,049,750
Obligations of
 states and
 political
 subdivisions  17,069,361       595,350       (86,483)      17,578,228
Mortgage-backed
 securities     1,498,367                     (16,532)       1,481,835
               -----------    ----------      ---------     -----------
  Total debt
  securities
  held to
  maturity     $36,638,817    $847,647       $(108,508)     $37,377,956
               ===========    ==========     ==========     ===========

One agency security of $1,000,000 was transferred from the available-for-sale category to held-to-maturity during the first quarter of 1996. The transfer into held-to-maturity occurred at the fair value of the security on the date of the transfer, which approximated amortized cost.

No investment securities were sold during the first six months of 1996 or 1995. Losses on calls of securities held to maturity were $7,763 during the six months ended June 30, 1996.

The amortized cost and estimated fair values of investments in debt securities at June 30, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                                               Estimated
                             Amortized            Fair
                               Cost               Value
Available for sale
  Debt securities
   Due in one year or less  $9,018,369          $9,044,063
   Due in one to five year   5,976,778           5,935,858
                            -----------         -----------

     Total debt securities
     available for sale    $14,995,147         $14,979,921
                           ===========         ===========
Held to maturity
  Debt securities:
  Due in one year or less   $6,098,071          $6,128,491
  Due in one to five years 13,452,505           13,636,827
  Due in five to ten years  9,250,297            9,218,566
  Due after ten years       2,637,897            2,602,477
  Mortgage-backed securities  720,501              714,511
                            -----------         -----------
   Total debt securities
   held to maturity       $32,159,271          $32,300,872
                          ===========          ===========

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                              June 30, 1996   December 31, 1995
                              -------------   -----------------

Commercial                     $70,694,870         $67,835,818
Commercial real estate          20,867,442          22,857,621
Residential real estate         46,853,454          43,994,813
Installment and credit card     16,295,902          15,453,681
Construction                     1,447,286           2,477,436
                               ------------        ------------

     Total loans               $156,158,954        $152,619,369
                               ============        ============



NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the six months ended June 30, 1996 and 1995 is as follows:

                                       1996             1995
                                       ----             ----
Balance - January 1                $1,830,250          $1,557,547
Loans charged off                     (54,463)            (50,265)
Recoveries                             15,077              34,505
Provision for loan losses             200,000             200,000
                                   -----------          -----------

Balance - June 30                  $1,990,864          $1,741,787
                                   ==========          ==========

Information regarding impaired loans at June 30, 1996 and December 31, 1995 is as follows:

                                   June 30,       December 31,
                                     1996           1995
                                   --------       ------------
Balance of impaired loans          $254,000       $228,000

Less portion for which no
allowance for loan losses is
allocated                                 0              0
                                   --------       --------

Portion of impaired loan
balance for which an
allowance for credit losses
is allocated                      $254,000       $228,000
                                  ========       ========

Portion of allowance for
loan losses allocated to the
impaired loan balance              $95,000        $40,000
                                  ========       ========

Information regarding impaired loans is as follows for the six months ended June 30, 1996 and 1995:

                                    1996           1995
                                    ----           ----
Average investment in
impaired loans for
the quarter                        $271,000       $561,000

Interest income recognized
on impaired loans
including interest income
recognized on cash
basis during the quarter             None           None

Interest income recognized
on impaired loans on
cash basis during the quarter        None           None

                   CSB BANCORP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
- -----------------------------------------------------------------


NOTE 5 - FEDERAL HOME LOAN BANK BORROWINGS

At June 30, 1996, the Bank had 125 outstanding borrowings from the Federal Home Loan Bank (FHLB) which were used to fund fixed-rate loans. These borrowings carry fixed interest rates ranging from 5.60% to 7.15% and maturities of 10, 15, and 20 years. The Bank matches each borrowing against a fixed rate mortgage loan with a similar maturity. Monthly principal and interest payments are due on the borrowings. In addition, a principal curtailment of 10% of the outstanding principal balance is due on the anniversary date of each borrowing.

FHLB borrowings are collateralized by FHLB stock and a blanket pledge on $12,842,000 of qualifying mortgage loans at June 30, 1996.


NOTE 6 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
WITH OFF-BALANCE SHEET RISK

The Bank grants residential, consumer, and commercial loans to customers located primarily in Holmes and surrounding counties in Ohio. Most loans are secured by specific items of collateral including business assets, consumer assets and residences.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The contract amount of these instruments is not included in the consolidated financial statements. At June 30, 1996 and December 31, 1995, the contract amount of these instruments, which primarily include commitments to extend credit and standby letters of credit, totaled approximately $22,130,000 and $20,381,000, respectively. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and lines and letters of credit is represented by the contractual amount of those instruments. CSB follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements. In management's opinion, these commitments represent normal banking transactions and no material losses are expected to result therefrom. Collateral obtained upon exercise of the commitments is determined using management's credit evaluations of the borrower and may include real estate and/or business or consumer assets.

                   CSB BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS
- ---------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at June 30, 1996, compared to December 31, 1995, and the consolidated results of operations for the quarterly period ending June 30, 1996 compared to the same period in 1995. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented. The Company cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. Actual results could differ materially from those expressed or implied.


FINANCIAL CONDITION

Total assets decreased to $230,557,061 at June 30, 1996, compared to $233,210,243 at December 31, 1995. This decrease of
$2,653,182, or approximately 1.1% is discussed below.

The Company's cash and cash equivalents increased $106,711, from $22,049,697 at December 31, 1995 to $22,156,408 at June 30, 1996.
Frequent changes in this component of assets is not uncommon and are primarily determined by the timing and volume of clearing items.

Total investment securities decreased $6,120,013 from $54,640,705 at December 31, 1995 to $48,520,692 at June 30, 1996. Proceeds from maturities of securities were replaced with new securities or used to fund loan demand. Securities called by the issuer resulted in a loss of $7,763 in the first six months of 1996. During the first six months of 1996, the Company purchased additional stock of the Federal Home Loan Bank of Cincinnati to increase its borrowing capacity to fund residential loan demand. The Company's mortgage-backed securities portfolio is comprised of two U.S. Government agency issued REMICs (Real Estate Mortgage Investment Conduits) with total unamortized premiums of approximately $3,000 at June 30, 1996. The risk of early repayment of these REMICs would not have a significant impact on the Company's earnings. The Company's investment in structured notes is limited to $1 million in "multistep bonds", the interest rate of which periodically increases to predetermined levels throughout the life of the security, unless called by issuer.


At June 30, 1996, the ratio of gross loans to deposits was 79.3%, as compared to 74.0% at the end of 1995. The increase in this ratio resulted from continued loan demand within our local market area and a $9.2 million decrease in total deposits during the period. Historically, deposit balances have fallen somewhat during the first part of the year. Management believes this is due, in part, to the influence of the tourism and farming industries in the Company's market area, both of which tend to generate more cash in the summer months. Management desires to keep the loan-to-deposit ratio between 75 and 80%.

Commercial loans increased $2,859,052 or 4.2% from $67,835,818 at December 31, 1995, to $70,694,870 at June 30, 1996 as commercial demand remained strong within our local service area. Commercial real estate loans decreased $1,990,179 or 8.7%, while residential real estate loans increased approximately $2,858,641 or 6.5% at June 30, 1996, compared to December 31, 1995. This increase was comprised of loans secured by one- to four-family dwellings originated in the Company's market area.

Late in 1995, the Company began to originate fixed rate mortgage loans, utilizing a matched funds program using Federal Home Loan Bank advances of similar maturities to establish a fixed interest rate spread for the estimated duration of the loans. Loans originated under this program totaled approximately $6.7 million in the first six months of 1996. Management expects to continue this type of lending during the remainder of the year, up to approximately $10 million.

Installment and credit card loans increased $842,221 from $15,453,681 at December 31, 1995 to $16,295,902 at June 30, 1996.
This increase resulted from Management's intention to increase this portion of the portfolio through additional advertising and promotion with local auto dealerships. Construction loans are down from $2,477,436 at December 31, 1995 to $1,447,286 at June
30, 1996. This is due to the fact that as homes are finished, they are transferred from construction loans into regular real estate mortgages and have not been replaced by new construction originations.

As a percentage of loans, the allowance for loan losses was 1.27% at June 30, 1996 and 1.20% at December 31, 1995. Loans past due more than 90 days, plus loans placed on nonaccrual status, were approximately $641,919 or .41% of outstanding balances as of June 30, 1996, compared to $571,000 or .37% of total loans at December 31, 1995. The relative stability of this ratio is the result of generally stable economic conditions. One problem credit represents approximately 44% of this total. This credit, as well as other nonperforming and impaired loans, have been considered in Management's analysis of allowance for loan losses. The allowance for loan losses was 310% of nonperforming loans at June 30, 1996, compared to 320% at December 31, 1995.

Net premises and equipment remained relatively stable at $2,683,203 on June 30, 1996, compared to $2,669,430 on December
31, 1995, as purchases approximated depreciation expense. Other components of the asset side of the balance sheet also remained relatively stable.

Total deposits decreased $9,224,952 to $197,030,541 at June 30,
1996, compared to $206,255,493 at December 31, 1995. Noninterest-bearing balances were down approximately $2,203,947. Interest-bearing deposit balances were down approximately $7,021,005. This decrease was a result of a deposit promotion that the Bank ran on one-year certificates of deposit during 1995, which was not repeated in 1996. As a result, some customers that took advantage of those higher 1995 promotional rates did not renew at the Bank's rate structure in 1996. Management anticipates deposit growth during the balance of 1996 and may consider a new deposit promotion.

Total shareholders' equity of $21,898,808 at June 30, 1996 was 7.65% greater than the balance of $20,342,763 on December 31, 1995. Contributing to this increase was year-to-date net income of $1,853,185 less $321,599 of cash dividends declared. The dividend represents 17.4% of net income for the first half of 1996, compared to 15.8% for the first half of 1995. The unrealized gain on investment securities available for sale was $69,303 at December 31, 1995, and changed to an unrealized loss of ($10,049) at June 30, 1996. Also contributing to the equity increase was the dividend reinvestment program, whereby shareholders may elect to purchase additional shares of the Company's stock in lieu of receiving their cash dividends, and the purchase of stock by the Company's 401(k) retirement plan. As a result of these programs, equity increased $103,811 during the first half of 1996.

The Company and its subsidiary meet all regulatory requirements. Its ratio of total capital to risk-weighted assets was 16.84% at June 30, 1996, while its Tier I risk-based capital ratio was 15.59%. Regulatory minimums call for a total risk-based capital ratio of 8%, at least half of which must be Tier I capital. The Company's leverage ratio of 9.50% at June 30, 1996 exceeded the regulatory minimum of 3% to 5%.


RESULTS OF OPERATIONS

Net income for the six months ending June 30, 1996 was $1,853,185 or 14.4% greater than the $1,619,317 earned during the same period last year. Net income per share basis was $2.88 through June 30, 1996, compared to $2.54 per share for the six months ended June 30, 1995. Net income of $889,193, or $1.38 per share, for the second quarter of 1996 was 8.0% higher than net income for the second quarter of 1995, which was $822,975 or $1.29 per common share.

Net interest income for the six months ending June 30, 1996 was $5,245,793, up $285,523 or 5.76% from $4,960,270 in the same period of 1995. The main factor affecting this increase was an increase in interest and fees on loans of $583,911, or 8.1%, which resulted from increased loan volumes and a higher rate environment during 1996 compared to the same time period in 1995. In addition, interest on taxable investment securities increased
$110,027, or 12.25% for the first half of 1996, compared to the first half of 1995. This increase resulted primarily from more favorable yields in 1996 than in 1995 and the Company purchasing securities with maturities of one to two years in this higher rate environment. Other interest income increased from $113,491 at June 30, 1995, to $263,295 at June 30, 1996. This increase was largely the result of greater balances in federal funds sold in a higher rate environment. Interest expense increased $613,091, or 16.5% to $4,319,987 at June 30, 1996, compared to $3,706,896 for the same period of 1995. This increase was the result of the higher rate environment on interest-bearing accounts, even with lower deposit volumes. Included in this increase was a sharp increase in other interest expense from $22,197 through June 30, 1995, to $222,703 on June 30, 1996. The primary component of this increase was $179,363 interest expense resulting from new borrowings in 1996 from the Federal Home Loan Bank of Cincinnati,
Ohio (FHLB). CSB's borrowings from FHLB are for a specific time period at a specific rate, and were used to fund fixed rate, 1-to-4 family residential real estate loans as previously discussed.

These same trends were noted in the second quarter of 1996 as net interest income increased 3.4%, from $2,534,126 in the second quarter of 1995 to $2,619,185 in 1996. This resulted from increased loan volumes and a rising rate environment throughout 1996, which benefits the Company since its interest-earning assets reprice quicker than do its interest-bearing liabilities. While the level of net interest income for the remainder of the year depends on future interest rate environment that cannot be predicted with certainty, Management expects quarterly net interest income to remain relatively stable during the remainder of the year.

The provision for loan losses was $100,000 and $200,000 for the quarter and six months ending June 30, 1996, respectively, which is the same for the comparable periods in 1995. While indications of loan portfolio quality remain relatively stable, management recorded these provisions due to growth in the loan origination volumes, primarily in the commercial portfolio.

Total other income increased $12,079 or 4.6% in the second quarter of 1996, and $64,910 or 14.2% for the first half of 1996, compared to the same periods of 1995. These increases resulted from increased service charge income, fee income and trust services income from the trust department established in 1995, and other increased miscellaneous fees from a growing customer base.

Total other expense decreased $42,480, or 2.8% in the second quarter of 1996, as compared to the second quarter of 1995 and remained relatively unchanged for the first six months of 1996 compared to the same period in 1995. Salaries and employee benefits, occupancy expense and equipment expense experienced little change in both the quarter and six months ending June 30, 1996, compared to the same periods in 1995. Other operating expense increased $57,119 for the quarter ending June 30, 1996, as compared to June 30, 1995, and increased $99,432 for the first six months ended June 30, 1996, as compared to the same first six months of 1995, which resulted from a number of small increases including employee education, data processing supplies, automated teller machine and various other expenses. These increases were partially offset by a decrease in Federal Deposit Insurance Corporation (FDIC) premiums of $101,738 for the quarter and $199,113 for the six months ended June 30, 1996. In 1996, the Bank's rate for deposit insurance was reduced to the statutory minimum of $500 per quarter. During most of the first six months of 1995, such premiums were $.23 per $100 of deposits.

The provision for income tax of $413,200 for the second quarter of 1996, for an effective tax rate of 31.7%, and $807,800 during the first half of 1996, which reflected an effective rate of 30.4%. These rates are slightly higher than the 29.2% and 29.9% effective rates for the same periods in 1995 as nontaxable income comprised a smaller portion of total operating income. The Company has continued to purchase selected nontaxable securities in late 1995 and 1996 when the taxable equivalent yield compares favorably to taxable securities, considering maturity and any credit risk.

                   CSB BANCORP, INC.
                       FORM 10-Q
              Quarter ended June 30, 1996
              PART II - OTHER INFORMATION
- ---------------------------------------------------------------


Item 1 -  Legal Proceedings:
          There are no matters required to be reported under this item.

Item 2 -  Changes in Securities:
          There are no matters required to be reported under this item.

Item 3 -  Defaults Upon Senior Securities:
          There are no matters required to be reported under this item.

Item 4 -  Submission of Matters to a Vote of Security Holders:
          On April 10, 1996, the Company held the Annual Meeting of Shareholders at which shareholders voted upon the election of two (2) directors for Class I Nominees for a term expiring in 1999. The results of the voting on these matters were as follows:

     Nominee                 Votes for      Withheld
     -------                 ---------      --------
     J. Thomas Lang           531,011          675
     Vivian A. McClelland     530,401        1,315

On November 16, 1995, Mr. William F. Hill notified the Company that he decided not to pursue reelection as a director. On the same date, the Board of Directors, pursuant to the Company's Regulations, voted to decrease the number of directors from ten to nine.

The following are directors who were not up for election at the meeting and whose terms of office as directors continued after the meeting

Douglas D. Akins
David W. Kaufman
H. Richard Maxwell
Daniel J. Miller
Samuel P. Riggle, Jr.
David C. Sprang
Samuel M. Steimel

Item 5 -  Other Information:
There are no matters required to be reported under this item.

Item 6 -  Exhibits and Reports on Form 8-K:
     (a) Exhibit 11, Statement re: computation of per share earnings. (Reference is hereby made to Consolidated Statements of Income on page 4, hereof.)
     (b)  Exhibit 27, Financial Data Schedule
     (c) No reports on Form 8-K filed during the quarter for which this report is filed.

                   CSB BANCORP, INC.
                       SIGNATURES
- -----------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CSB BANCORP, INC.
                         (Registrant)




Date: August 13, 1996   /S/Douglas D. Akins
                         (Signature)
                         Douglas D. Akins
                         President and Chief Executive
                         Officer




Date: August 13, 1996   /S/Robert D. Oswald
                         (Signature)
                         Robert D. Oswald
                         Senior Vice President and Cashier

                   CSB BANCORP, INC.
                   Index to Exhibits
________________________________________________________________


Exhibit 11, Statement re:  computation of per share earnings.
(Reference is hereby made to Consolidated Statements of Income on page 4, hereof.)

Exhibit 27, Financial Data Schedule