Form 10-Q
period 1996-09-30
CSB BANCORP INC /OH
filed 1996-11-14
CIK 880417

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                              FORM 10-Q


X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  SEPTEMBER 30, 1996

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number:  0-21714

CSB Bancorp, Inc.
(Exact name of registrant as specified in its charter)

                  Ohio                      34-1687530
     (State or other jurisdiction of    (I.R.S. Employer
      incorporation or organization)  Identification Number)


6 W. Jackson Street, P.O. Box 232, Millersburg, Ohio  44654
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

                     X   Yes              No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $6.25 par value    Outstanding at November 4, 1996
                                 1,290,608 common shares


                              FORM 10-Q
                      QUARTER ENDED SEPTEMBER 30, 1996




Part I -- Financial Information


ITEM 1 -- FINANCIAL STATEMENTS              Page

Consolidated Balance Sheets                  3

Consolidated Statements of Income            4

Condensed Consolidated Statements of
Changes in Shareholders' Equity              6

Condensed Consolidated Statements
of Cash Flows                                7

Notes to Consolidated Financial
Statements                                   8


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS                               14




Part II -- Other Information

Other Information                            19

Signatures                                   20

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                    September 30,     December 31,
                                         1996             1995
ASSETS
Cash and noninterest-bearing
 deposits with banks                $  7,675,205      $ 11,449,174
Interest-bearing deposits with banks   7,425,013         2,000,523
Federal funds sold                     7,700,000         8,600,000
                                     -----------       -----------
  Total cash and cash equivalents     22,800,218        22,049,697
Investment securities available
  for sale, at
  fair value (Note 2)                 14,782,500        18,001,888
Investment securities held to
  maturity (Estimated
  fair values of $34,683,467
  in 1996 and $37,377,956
  in 1995 (Note 2)                    34,407,853        36,638,817
Total loans (Note 3)                 161,101,993       152,619,369
Allowance for loan losses (Note 4)     2,068,720         1,830,250
                                     -----------      ------------
  Net loans                          159,033,273       150,789,119
Premises and equipment, net            2,619,333         2,669,430
Accrued interest receivable
 and other assets                      3,163,771         3,061,292
                                     -----------      ------------
    Total assets                    $236,806,948      $233,210,243
                                    ============      ============
LIABILITIES
Deposits
  Noninterest-bearing deposits     $ 20,051,409       $ 24,166,742
  Interest-bearing deposits         179,789,217        182,088,751
                                    -----------        -----------
    Total deposits                  199,840,626        206,255,493
Securities sold under agreements
  to repurchase                       2,838,584          3,962,933
Federal Home Loan Bank
 borrowings (Note 5)                 10,412,657          1,950,196
Accrued interest payable
 and other liabilities                  835,862            698,858
                                    -----------        -----------
   Total liabilities                213,927,729        212,867,480
                                    -----------        -----------
SHAREHOLDERS' EQUITY
Common stock ($6.25 par value;
 1,000,000 shares authorized;
 646,904 and 644,278 shares issued
 in 1996 and 1995, respectively)      4,043,152          4,026,738
Additional paid-in capital            4,384,844          4,236,952
Retained earnings                    14,508,489         12,065,770
Treasury stock at cost:
 1,600 shares                           (56,000)           (56,000)
Unrealized gain/(loss) on
 investment securities
 available for sale                      (1,266)            69,303
                                     ----------         ----------
   Total shareholders' equity        22,879,219         20,342,763
                                     ----------         ----------
   Total liabilities and
     shareholders' equity          $236,806,948       $233,210,243
                                    ===========       ============


                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                Three Months Ended         Nine Months Ended
                                  September 30,               September 30,
                                1996         1995          1996          1995
Interest income
  Interest and fees on loans  $3,900,343   $3,884,752   $11,696,904   $11,097,402
  Interest on investment
   securities
     Taxable                     458,649      505,923     1,466,865     1,404,112
     Nontaxable                  252,924      229,619       750,632       672,455
  Other interest income          202,470      100,158       465,765       213,649
                               ---------    ---------    ----------    ----------
    Total interest income      4,814,386    4,720,452    14,380,166    13,387,618
                               ---------    ---------    ----------    ----------
Interest expense
  Interest on deposits         1,977,398    2,118,295     6,074,682     5,802,994
  Other interest expense         181,044       13,475       403,747        35,672
                               ---------    ---------     ---------     ---------
    Total interest expense     2,158,442    2,131,770     6,478,429     5,838,666

Net interest income            2,655,944    2,588,682     7,901,737     7,548,952

Provision for loan losses
 (Note 4)                        100,000      214,709       300,000       414,709
                               ---------    ---------     ---------     ---------

Net interest income after
 provision for loan losses     2,555,944    2,373,973     7,601,737     7,134,243
                               ---------    ---------     ---------     ---------
Other income
  Service charges on
    deposit accounts             155,493      150,903       457,955       426,810
  Other operating income         134,201      134,309       361,090       292,607
  Gain on sale of OREO           116,090                    116,090
  Investment security losses      (1,520)      (1,313)       (9,283)       (1,313)
                               ---------    ---------     ---------      --------
    Total other income           404,264      283,899       925,582       718,104
                               ---------    ---------     ---------      --------

Other expense
  Salaries and employee benefits 753,598      649,570     2,224,553     2,072,404
  Occupancy expense               80,708       84,184       267,003       264,986
  Equipment expense              125,913       97,154       344,090       284,315
  Deposit insurance premiums         186       (9,520)        1,186       190,593
  State franchise tax             78,630       64,492       220,380       191,126
  Other operating expense        483,891      415,684     1,372,110     1,181,998
                              ----------    ---------     ---------     ---------
    Total other expense        1,522,926    1,301,564     4,429,322     4,185,422
                              -----------   ---------     ---------     ---------



                                  CONSOLIDATED STATEMENTS
                                       OF INCOME (Continued)
                                        (Unaudited)

                                  Three Months Ended          Nine Months Ended
                                     September 30,              September 30,
                                  1996         1995          1996          1995

Income before federal
  income taxes                 1,437,282    1,356,308     4,098,267     3,666,925

Provision for income taxes       365,000      355,500     1,172,800     1,046,800
                               ---------    ---------     ---------     ---------
Net income                    $1,072,282   $1,000,808    $2,925,467    $2,620,125
                               =========    =========     =========     =========
Earnings per common share
  (Note 1)                    $     0.83   $     0.78    $     2.27    $     2.05
                               =========    =========     =========     =========

Weighted average shares
  outstanding (Note 1)         1,289,130    1,279,182     1,287,440     1,278,110
                               =========    =========     =========     =========



                       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                               IN SHAREHOLDERS' EQUITY
                                     (Unaudited)


                              Three Months Ended               Nine Months Ended
                                 September 30,                   September 30,
                              1996           1995              1996        1995
Balance at beginning
 of period                $21,898,808      $18,745,632      $20,342,763  $17,077,554

Net income                  1,072,282        1,000,808        2,925,467    2,620,125

Common stock issued under
  the dividend reinvestment
  program                      42,945           34,314          126,234      100,638

Common stock issued under
  the 401(k) plan              17,550           30,648           38,072       30,648

Dividends declared ($.125 and
  $.375 per share in 1996:
  $.10 and $.30 per share
  in 1995)                   (161,149)        (127,991)        (482,748)    (383,454)

Change in unrealized gain/
  (loss) on investment
  securities
  available for sale            8,783          (15,433)         (70,569)     222,467
                          -----------      -----------      -----------  -----------
Balance at end of period  $22,879,219      $19,667,978      $22,879,219  $19,667,978
                          ===========      ===========      ===========  ===========








                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                   Nine Months Ended
                                                     September 30,
                                                  1996         1995
Net cash from operating activities           $ 3,384,212   $  2,996,604

Investing activities
  Investment securities available for sale
    Proceeds from maturities                   7,000,000      5,000,000
    Purchases                                 (4,854,828)    (6,590,065)
  Investment securities held to maturity
    Proceeds from maturities, calls and
      repayments                               7,805,766      8,091,954
    Purchases                                 (4,607,588)    (8,454,252)
  Net increase in loans                       (8,553,942)   (13,943,693)
  Loan sale proceeds                                            306,802
  Purchase of premises and equipment, net       (267,992)      (190,778)
  Proceeds from sale of other real estate        240,090
                                              ----------    -----------
     Net cash used by investing activities    (3,238,494)   (15,780,032)
                                              ----------    -----------
Financing activities
  Net increase (decrease) in deposits         (6,414,867)    13,644,660
  Net increase (decrease) in repurchase
   agreements and federal funds purchased     (1,124,349)       750,266
  FHLB borrowings                              8,628,494
  Principal payments on FHLB borrowings         (166,033)
  Shares issued for 401(k) plan                   38,072
  Cash dividends paid                           (356,514)      (252,167)
                                              ----------     ----------
     Net cash from financing activities          604,803     14,142,759
                                              ----------     ----------
Change in cash and cash equivalents              750,521      1,359,331

Cash and cash equivalents at beginning
 of period                                    22,049,697     14,686,497
                                              ----------    -----------
Cash and cash equivalents at end of period   $22,800,218   $ 16,045,828
                                              ==========    ===========

Supplemental disclosures
  Cash paid for income taxes                 $ 1,064,000   $  1,135,000
  Cash paid for interest                       6,518,529      5,741,685


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of CSB Bancorp, Inc. ( "the Company" or "CSB") and its wholly owned subsidiary, The Commercial and Savings Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the consolidated financial position of CSB at September 30, 1996, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for CSB for the year ended December 31, 1995, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the interim periods reported herein are not necessarily indicative of operations to be expected for the entire year.

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

Earnings and Dividends per Share: All per share amounts have been adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend on October 2, 1996 to shareholders of record August 16, 1996.




NOTE 2 -- INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the investment securities, as presented in the consolidated balance sheet at September 30, 1996 and December 31, 1995 are as follows:



                                                               September 30, 1996
                                                       Gross          Gross        Estimated
                                      Amortized        Unrealized     Unrealized   Fair
                                      Cost             Gains          Losses       Value
Available for sale
  Debt securities
   U.S. Treasury securities         $10,980,604        $ 33,160      $ (11,577)   $11,002,187
   U.S. Government
     agencies                         2,004,517             796        (24,300)     1,981,013
                                    -----------         -------       ---------    ----------
   Total debt securities             12,985,121          33,956        (35,877)    12,983,200
  Other securities                    1,799,300                                      1,799,300
                                    -----------         -------       ---------    ----------
   Total investment
    securities available
    for sale                        $14,784,421        $ 33,956      $ (35,877)   $14,782,500

Held to maturity
  U.S. Treasury securities          $ 8,030,467        $ 83,824      $  (1,229)   $ 8,113,062
  U.S. Government agencies            7,013,222                        (40,384)     6,972,838
  Obligations of state and
    political subdivisions           19,028,480         393,973       (158,220)    19,264,233
  Mortgage-backed securities            335,684                         (2,350)       333,334
                                    -----------         -------      ----------    ----------
   Total debt securities
    held to maturity                $34,407,853        $477,797      $(202,183)   $34,683,467
                                    ===========         =======       =========    ==========


                                                     December 31, 1995

                                               Gross        Gross         Estimated
                                   Amortized   Unrealized   Unrealized    Fair
                                   Cost        Gains        Losses        Value
Available for sale
  Debt Securities
   U.S. Treasury securities      $11,005,578   $108,609   $ (10,437)     $11,103,750
   Obligations of U.S.
     government corporations
     and agencies                  6,003,206      8,064      (1,232)       6,010,038
                                  ----------    -------     --------      ----------
   Total debt securities
     available for sale           17,008,784    116,673     (11,669)      17,113,788
   Other securities                  888,100                                 888,100
                                  ----------    -------     --------      ----------
      Total investment
       securities available      $17,896,884   $116,673     (11,669)     $18,001,888
       for sale                   ==========    =======     ========      ==========

Held to maturity
   U.S. Treasury securities      $10,046,860   $223,210   $  (1,927)     $10,268,143
   Obligation of U.S.
    government corporations
    and agencies                   8,024,229     29,087      (3,566)       8,049,750
   Obligations of states and
    political subdivisions        17,069,361    595,350     (86,483)      17,578,228
   Mortgage-backed securities      1,498,367                (16,532)       1,481,835
                                 -----------   --------    ---------      ----------
    Total debt securities
     held to maturity            $36,638,817   $847,647   $(108,508)     $37,377,956
                                 ===========    ========   =========      ==========

One agency security of $1,000,000 was transferred from the available-for-sale category to held-to-maturity during the first quarter of 1996. The transfer into held-to-maturity occurred at the fair value of the security on the date of the transfer, which approximated amortized cost.

No investment securities were sold during the first nine months of 1996 or 1995. Losses on calls of securities held to maturity were $9,283 and $1,313 during the nine months ended September 30, 1996 and 1995, respectively.



NOTE 2 -- INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair values of investments in debt securities at September 30, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                                                       Estimated
                                       Amortized       Fair
                                       Cost            Value

Available for sale
 Debt securities
  Due in one year or less             $ 7,009,531    $ 7,025,938
  Due in one to five years              5,975,590      5,957,262
                                       ----------     ----------
     Total debt securities available
       for sale                       $12,985,121    $12,983,200
                                      ===========     ==========
Held to maturity
 Debt securities:
  Due in one year or less             $ 8,111,269    $ 8,136,243
  Due in one to five years             13,254,934     13,462,072
  Due in five to ten years              9,452,383      9,506,598
  Due after ten years                   3,253,584      3,245,221
  Mortgage-backed securities              335,683        333,333
                                       ----------     ----------

     Total debt securities held
       to maturity                    $34,407,853    $34,683,467
                                       ==========     ==========
NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                             September 30, 1996   December 31, 1995

Commercial                   $ 72,667,606         $ 67,835,818
Commercial real estate         21,801,383           22,857,621
Residential real estate        48,103,493           43,994,813
Installment and credit card    16,574,403           15,453,681
Construction                    1,955,108            2,477,436
                              -----------          -----------
Total loans                  $161,101,993         $152,619,369
                              ===========          ===========

NOTE 4 -- ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the nine months ended September 30, 1996 and 1995 is as follows:

                                       1996         1995

Balance - January 1                $1,830,250   $1,557,547
Loans charged off                     (82,248)    (222,850)
Recoveries                             20,718       40,594
Provision for loan losses             300,000      414,709
                                   ----------    ---------
Balance - September 30             $2,068,720   $1,790,000

Information regarding impaired loans at September 30, 1996 and December 31, 1995 is as follows:

                                   September 30, December 31,
                                      1996          1995

Balance of impaired loans          $181,000       $228,000

Less portion for which no
 allowance for loan
 losses is allocated                      0              0
                                    --------      --------

Portion of impaired loan balance
 for which an allowance for credit
 losses is allocated               $181,000       $228,000
                                   =========       =======
Portion of allowance for loan
 losses allocated to the
 impaired loan balance             $ 95,000       $ 40,000
                                   =========       =======

Information regarding impaired loans is as follows for the nine months ended September 30, 1996 and 1995:

                                         1996      1995

Average investment in impaired loans  $264,000  $367,000

Interest income recognized on
 impaired loans including interest
 income recognized on cash basis         None      None

Interest income recognized on impaired
 loans on cash basis                     None      None


NOTE 5 - FEDERAL HOME LOAN BANK BORROWINGS

At September 30, 1996, the Bank had 152 outstanding borrowings from the Federal Home Loan Bank (FHLB) which were used to fund fixed-rate loans. These borrowings carry fixed interest rates ranging from 5.60% to 7.15% and maturities of 10, 15, and 20 years. The Bank matches each borrowing against a fixed rate mortgage loan with a similar maturity. Monthly principal and interest payments are due on the borrowings. In addition, a principal curtailment of 10% of the outstanding principal balance is due on the anniversary date of each borrowing.

FHLB borrowings are collateralized by FHLB stock and a blanket pledge on approximately $15,700,000 of qualifying mortgage loans at September 30, 1996.


NOTE 6 -- CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
WITH OFF-BALANCE SHEET RISK

The Bank grants residential, consumer, and commercial loans to customers located primarily in Holmes and surrounding counties in Ohio. Most loans are secured by specific items of collateral including business assets, consumer assets and residences.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The contract amounts of these instruments are not included in the consolidated financial statements. At September 30, 1996 and December 31, 1995, the contract amount of these instruments, which primarily include commitments to extend credit and standby letters of credit, totaled approximately $29,694,000 and $20,381,000, respectively, all of which carry adjustable rates of interest. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

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


INTRODUCTION

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the "Company" or "CSB") at September 30, 1996, compared to December 31, 1995, and the consolidated results of operations for the quarterly period ending September 30, 1996 compared to the same period in 1995. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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


FINANCIAL CONDITION

Total assets increased to $236,807,000 at September 30, 1996, compared to $233,210,000 at December 31, 1995. This increase of $3.6 million, or approximately 1.5% is discussed below.

The Company's cash and cash equivalents increased $750,000, from $22,050,000 at December 31, 1995 to $22,800,000 at September 30,
1996. Frequent changes in this component of assets are not uncommon and are primarily determined by the timing and volume of clearing items.

Total investment securities decreased $5.5 million from $54,641,000 at December 31, 1995 to $49,190,000 at September 30, 1996. Proceeds from maturities of securities were replaced with new securities or used to fund loan demand. During the first nine months of 1996, the Company purchased additional stock of the Federal Home Loan Bank of Cincinnati to increase its borrowing capacity to fund residential loan demand. The Company's mortgage-backed securities portfolio is comprised of two U.S. Government agency issued REMICs (Real Estate Mortgage Investment Conduits). Early repayment of these REMICs would not have a significant impact on the Company's earnings as unamortized premiums are insignificant. The Company's investment in structured notes is limited to $1 million in "multistep bonds", the interest rate of which periodically increases to predetermined levels throughout the life of the security, unless called by the issuer. Securities called by the issuer resulted in losses of $9,000 in the first nine months of 1996.


At September 30, 1996, the ratio of gross loans to deposits was 80.6%, as compared to 74.0% at the end of 1995. The increase in this ratio resulted from continued loan demand within the local market area, a $6.4 million decrease in total deposits during the period and use of borrowings to fund a portion of the loan growth. Management desires to keep the loan-to-deposit ratio between approximately 75 and 80%.

Commercial loans increased $4.8 million or 7.1% from $67,836,000 at December 31, 1995, to $72,668,000 at September 30, 1996 as
commercial demand remained strong within the local service area. Commercial real estate loans decreased $1.1 million or 4.6%, while residential real estate loans increased approximately $4.1 million or 9.3% at September 30, 1996, compared to December 31, 1995. This increase was mostly comprised of fixed-rate loans secured by one- to four-family dwellings originated in the Company's market area.

Late in 1995, the Company began to originate fixed rate mortgage loans through a matched funds program with the Federal Home Loan Bank. Advances with maturities similar to the loans establish a fixed interest rate spread for the estimated duration of the loans. New loans originated under this program totaled approximately $8.6 million in the first nine months of 1996, accounting for the increase in FHLB advances to $10.4 million at September 30, 1996. Management expects to continue this type of lending at least during the remainder of the year.

Installment and credit card loans increased $1.1 million from $15,454,000 at December 31, 1995 to $16,574,000 at September 30,
1996. This increase resulted from management's intention to increase this portion of the portfolio through additional advertising and promotion with local auto dealerships. Construction loans are down from $2,477,000 at December 31, 1995 to $1,955,000 at September 30, 1996. This is due to the fact that as homes are finished, they are typically transferred from construction loans into permanent real estate mortgage loans and have not been replaced by new construction originations.

As a percentage of loans, the allowance for loan losses was 1.28% at September 30, 1996 and 1.20% at December 31, 1995. Loans past due more than 90 days, plus loans placed on nonaccrual status were approximately $425,000 or .26% of outstanding balances as of September 30, 1996, compared to $571,000 or .37% of total loans at December 31, 1995. The relative stability of this ratio is the result of generally stable economic conditions. These nonperforming and impaired loans, have been considered in management's analysis of the allowance for loan losses. The allowance for loan losses was 487% of nonperforming loans at September 30, 1996, compared to 320% at December 31, 1995.

Total deposits decreased $6.4 million to $199,841,000 at September 30, 1996, compared to $206,255,000 at December 31, 1995.
Noninterest-bearing balances were down approximately $4.1 million. Interest-bearing deposit balances were down approximately $2.3 million. This decrease was primarily a result of the outflow in early 1996 of approximately $6 million of deposits received near year-end 1995. Management anticipates deposit growth during the balance of 1996 as a new promotion on one-year certificates of deposit was implemented in August 1996.

Total shareholders' equity of $22,879,000 at September 30, 1996 was 12.5% greater than the balance of $20,343,000 on December 31, 1995. Contributing to this increase was year-to-date net income of $2,925,000 less $483,000 of dividends declared. The dividends represent 16.5% of net income for the nine months ended September 30, 1996, compared to 14.6% for the same period in 1995. Also contributing to the equity increase was the dividend reinvestment program, whereby shareholders may elect to purchase additional shares of the Company's stock in lieu of receiving their cash dividends, and the purchase of stock by the Company's 401(k) retirement plan. As a result of these programs, equity increased $164,000 through September 30, 1996.

The Company and its subsidiary meet all regulatory requirements.
Its ratio of total capital to risk-weighted assets was 17.16% at September 30, 1996, while its Tier I risk-based capital ratio was 15.91% Regulatory minimums call for a total risk-based capital ratio of 8%, at least half of which must be Tier I capital. The Company's leverage ratio of 9.66% at September 30, 1996 exceeded the regulatory minimum of 3% to 5%.


RESULTS OF OPERATIONS

Net income for the nine months ending September 30, 1996 was $2,925,000 or 11.6% greater than the $2,620,000 earned during the same period last year. Earnings per share, adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend, was $2.27 through September 30, 1996, compared to $2.05 per share for the nine months ended September 30, 1995. Net income of $1,072,000, or $.83 per share, for the third quarter of 1996 was 7.1% higher than net income for the third quarter of 1995, which was $1,001,000 or $.78 per common share.

Net interest income for the nine months ending September 30, 1996 was $7,902,000, up $353,000 or 4.67% from $7,549,000 in the same period of 1995. The main factor affecting this increase was an increase in interest and fees on loans of $600,000, or 5.4%, which resulted from increased loan volumes and a higher rate environment during 1996 compared to the same time period in 1995. In addition, interest on federal funds sold and interest-bearing deposits with banks increased $252,000, or 118.00% for the nine months of 1996, compared to 1995. This increase resulted primarily from the Company's deposit balances at the Federal Home Loan Bank. Interest expense increased $639,000, or 10.9% to $6,478,000 at September 30, 1996, compared to $5,839,000 for the same period of 1995. This increase was the result of the higher rate environment on interest-bearing deposits and an increase in other interest expense from $36,000 through September 30, 1995, to $404,000 on September 30, 1996. The primary component of this increase was interest expense resulting from new borrowings in 1996 from the FHLB. CSB's borrowings from the FHLB are for a specific time period at a specific rate, and were used to fund fixed rate, 1-to-4 family residential real estate loans as previously discussed.

These same trends were noted in the third quarter of 1996 as net interest income increased 2.60%, from $2,589,000 in the third quarter of 1995 to $2,656,000 in 1996. This resulted from increased loan volumes and a rising rate environment throughout 1996, which benefits the Company since its interest-earning assets reprice quicker than do its interest-bearing liabilities. While the level of net interest income for the remainder of the year depends on future interest rate environment that cannot be predicted with certainty, management expects quarterly net interest income to remain relatively stable during the remainder of the year.

The provision for loan losses was $100,000 and $300,000 for the quarter and nine months ending September 30, 1996, respectively, compared to $215,000 and $415,000 in 1995. While indications of loan portfolio quality remain relatively stable, management recorded these provisions due to growth in the loan origination volumes, primarily in the commercial portfolio.

Total other income increased $120,000 or 42.4% in the third quarter of 1996, and $208,000 or 28.9% for the first nine months of 1996, compared to the same periods of 1995. These increases resulted primarily from a $116,000 gain on the sale of a portion of the real estate in Wooster, Ohio owned by the Company.

Total other expense increased $221,000, or 17.0% in the third quarter of 1996, and $244,000, or 5.8% for the first nine months of 1996 compared to the same periods in 1995. Salaries and employee benefits increased $104,000 16.0% for the quarter and $152,000 or 7.3% for the nine months ended September 30, 1996 compared to 1995 as a result of additional staff and mid-year salary adjustments for certain staff. Other operating expense increased $68,000 for the quarter and $190,000 for the nine months ended September 30, 1996 as compared to the same periods in 1995. This resulted from a number of small increases, including employee education, data processing supplies, automated teller machine and various other expenses. The increases were partially offset by a decrease in Federal Deposit Insurance Corporation (FDIC) premiums as the Bank's rate for deposit insurance was reduced to the statutory minimum of $2,000 for the year. During most of the first nine months of 1995, such premiums were $.23 per $100 of deposits.

The provision for income taxes was $365,000 for the third quarter of 1996, for an effective tax rate of 25.4%, and $1,173,000 through September 30, 1996, which reflected an effective rate of 28.6%. These rates are slightly lower than the 26.2% and 28.5% effective rates for the same periods in 1995. The Company has continued to purchase selected nontaxable securities in late 1995 and 1996 when the taxable equivalent yield compares favorably to taxable securities, considering maturity and credit risk.


FORM 10-QSB
Quarter ended September 30, 1996
PART II -- OTHER INFORMATION


Item 1 --  Legal Proceedings:
There are no matters required to be reported under this item.

Item 2 --  Changes in Securities:
There are no matters required to be reported under this item.

Item 3 --  Defaults Upon Senior Securities:
There are no matters required to be reported under this item.

Item 4 --  Submission of Matters to a Vote of Security Holders:
There are no matters required to be reported under this item.

Item 5 --  Other Information:
There are no matters required to be reported under this item.

Item 6 --  Exhibits and Reports on Form 8-K:
(a) Exhibit 11, Statement re: computation of per share earnings. (Reference is hereby made to Consolidated Statements of Income on page 5, hereof.)
(b)  Exhibit 27, Financial Data Schedule
(c) No reports on Form 8-K filed during the quarter for which this report is filed.


                            SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CSB BANCORP, INC.
                                    (Registrant)


Date: November 13, 1996              /s/ Douglas D. Akins
                                     (Signature)
                                     Douglas D. Akins
                                     President and Chief Executive
                                     Officer

Date: November 13, 1996              /s/ Pamela S. Basinger
                                     (Signature)
                                     Pamela S. Basiner
                                     Financial Officer


Index to Exhibits



Exhibit 11, Statement re:  computation of per share earnings.
(Reference is hereby made to Consolidated Statements of Income on page 5, hereof.)

Exhibit 27, Financial Data Schedule