Form 10-K405
period 1996-12-31
CSB BANCORP INC /OH
filed 1997-03-28
CIK 880417

Page 1 of 64 pages
Exhibit Index on
page 18

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                       FORM 10-K
(Mark one)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

or the transition period from       to

                  Commission File No. 0-21714

                     CSB BANCORP, INC.
              (Name of registrant in its charter)

            OHIO                          34-1687530
(State or other jurisdiction             (I.R.S. Employer
 of incorporation or organization)     Identification No.)

                     6 West Jackson Street
            Millersburg, Ohio               44654
(Address of principal executive offices)  (Zip code)

                    (330) 674-9015
            (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class   Name of each exchange on which registered

None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, $6.25 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
X

At March 13, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $39.83 per share (such price being the average of the bid and asked prices on such date) was $44,214,000.

At March 13, 1997, there were issued and outstanding 1,299,434 of the registrant's Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's 1996 Annual Report to Shareholders (Parts
I and II)Portions of Registrant's Definitive Proxy Statement for the April 9, 1997 Annual Meeting of Shareholders (Part III)


PART I


ITEM 1 - DESCRIPTION OF BUSINESS

General

CSB Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Ohio on June 28, 1991 at the direction of management of The Commercial & Savings Bank (the "Bank") for the purpose of becoming a bank holding company by acquiring all of the outstanding shares of the Bank. The Company did acquire all such shares of the Bank pursuant to an interim bank merger, which transaction was consummated on January 31, 1992. The Bank is a commercial bank chartered under the laws of the State of Ohio and was organized in 1879. The Bank is the wholly-owned subsidiary of the Company and its only significant asset.

The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, night depository facilities and trust services. The Bank is a member of the Federal Reserve System, is insured by the Federal Deposit Insurance Corporation and is regulated by the Ohio Division of Financial Institutions.

The Company, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Holmes County and portions of surrounding counties in Ohio. The general economic conditions in the Company's market area have been very sound. Unemployment statistics have generally been among the lowest in the state of Ohio and real estate values have been stable to rising.

Certain risks are involved in granting loans, primarily related to the borrowers' ability and willingness to repay the debt. Before the Bank extends a new loan to a customer, these risks are assessed through a review of the borrower's past and current credit history, the collateral being used to secure the transaction in the event the customer does not repay the debt, the borrower's character and other factors. Once the decision has been made to extend the credit, the Bank's independent loan review function monitors these factors throughout the life of the loan. All credit relationships of $500,000 or more are reviewed quarterly. Relationships of $250,000 to $499,999 are reviewed semi-annually and a sample of ten relationships of $100,000 to $249,999 is reviewed quarterly. In addition, any loan identified as a problem credit by management or during the loan review is assigned to the Bank's "watch loan list," and is subject to ongoing review by the loan review function to ensure that appropriate action is taken when deterioration has occurred.

Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily on the basis of their ability to repay the loan from the cash flow of the business. Such loans are typically secured by business assets such as equipment and inventory, and occasionally by the business owner's principal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to consumer lending, which includes single family residence, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the cash flow of the business, and thus may be subject to a greater extent to adverse conditions in the general economy or in a specific industry. Management reviews the borrower's cash flows when deciding whether to grant the credit to evaluate whether estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.

Commercial real estate loans are primarily secured by borrower-occupied business real estate and are also dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry adjustable interest rates.
Commercial real estate loans are generally originated with a loan-to-value ratio of 75% or less. Management performs much the same analysis when deciding whether to grant a commercial real estate loan as when deciding whether to grant a commercial loan.

Residential real estate loans carry primarily adjustable rates, although fixed rate loans originated in 1995 and 1996 totaled $10.7 million at December 31, 1996, and are secured by the borrower's residence. Such loans are made on the basis of the borrower's ability to make repayment from employment and other income. Management assesses the borrower's ability to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 90% or less of the value of the collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Construction loans are secured by residential and business real estate that generally will be occupied by the borrower upon completion. While not contractually required to do so, the Bank usually makes the permanent loan at the end of the construction phase. Construction loans also are made in amounts of 90% or less of the value of the collateral.

Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Consumer loans for the purchase of new automobiles generally do not exceed 80% of the purchase price of the car. Loans for used cars generally do not exceed the average wholesale or trade-in value as stipulated in a recent auto industry used car price guide. Credit card and overdraft protection loans are unsecured personal lines of credit to individuals of demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, the absence of collateral. Since these loans are generally repaid from ordinary income of the individual or family unit, the repayment may be adversely affected by job loss, divorce, ill health or by general decline in economic conditions. The Bank assesses the borrower's ability to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.
Employees

At December 31, 1996, the Bank employed 108 employees, 93 of which were employed on a full-time basis. The Company has no separate employees not also employed by the Bank.

Competition

The Bank operates in a highly competitive industry due to the Ohio law permitting statewide branching by banks, savings and loan associations and credit unions. Ohio law also permits nationwide interstate banking on a reciprocal basis. In its primary market area of Holmes and surrounding counties, the Bank competes for new deposit dollars and loans with several other commercial banks, both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. The ability to generate earnings is impacted in part by competitive pricing on loans and deposits and by the changes in the rates on various U.S. Treasury and State and political subdivision issues which comprise a significant portion of the Bank's investment portfolio and which rates are used as indices on several loan products. The Bank believes that its presence in the Holmes County area, as the financial institution with the largest local asset base, provides the Bank with a competitive advantage due to its large asset base and ability to make loans and provide services to the local community.

Supervision and Regulation

The Bank is subject to supervision, regulation and periodic examination by the State of Ohio Superintendent of Financial Institutions and the Federal Reserve Board. Because its deposits are insured by the Federal Deposit Insurance Corporation, the Bank also is subject to certain regulations of that federal agency. The earnings of the Bank are affected by state and federal laws and regulations and by policies of various regulatory authorities.
These policies include, for example, statutory maximum lending rates, requirements on the maintenance of reserves against deposits, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, certain restrictions on banks' relationships with many phases of the securities business and capital adequacy and liquidity restraints.

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of the required disclosures in the Company's 1996 Annual Report to Shareholders (the "Annual Report").

I.  Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential
A&B. Average Balance Sheet and Related Analysis of Net Interest
Earnings

The information set forth under the heading "Average Balances, Rates and Yields" on page 4 of the CSB Bancorp Inc. 1996 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference.

C.  Interest Differential

The information set forth under the heading "Rate/Volume Analysis of Changes in Income and Expense" on page 5 of the Annual Report is incorporated herein by reference.


II.  SECURITIES PORTFOLIO

A. The following is a schedule of the carrying value of securities at December 31, 1996, 1995 and 1994.

(In thousands of dollars)          1996     1995     1994

Securities available for sale
   (at fair value)
 U.S. Treasury securities         $11,073   $11,104  $13,782
 U.S. Government corporations
  and agencies                      1,996     6,010
 Other securities                   1,821       888      270
                                   ------    ------   -------
                                  $14,890   $18,002  $14,052
                                  =======    ======  =======
Securities held to maturity
  (at amortized cost)
 U.S. Treasury securities         $11,031   $10,047  $14,155
 U.S. Government corporations
   and agencies                     7,011     8,024    3,948
 Obligations of states and
  political subdivisions           19,440    17,069   14,722
 Mortgage-backed securities            11     1,499    2,011
                                   ------    ------   ------
                                  $37,493   $36,639  $34,836
                                   ======   =======   ======

B. The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 1996:


(In thousands of dollars)

                                            Maturing
                  ------------------------------------------------------------
                                    After One           After Five
                      One Year     Year Through         Years Through       After
                      or Less       Five Years           Ten Years       Ten Years
                   Amount   Yield   Amount  Yield     Amount   Yield   Amount  Yield
Available for sale
 U.S. Treasury     $ 6,015   6.23%  $ 5,058  6.09%
 U.S. Government
   corporations
   and agencies                       1,996  6.04
                    ------   ----    ------  ----
    Total          $ 6,015   6.23%  $ 7,054  6.08%
                    ======   ====    ======  ====
Held to maturity
 U.S. Treasury     $ 2,999   6.35%  $ 7,929  6.43%    $   103   7.70%
 U.S. Government
  corporations
  and agencies       5,001   5.54     2,010  6.05
 Obligations of
  states and
  political
  subdivisions       2,145  10.27     4,103  8.92      13,192   7.57
 Mortgage-backed
  securities                                                           $11     4.71%
                    ------  -----     -----  ----      ------  ------  ----    ----
    Total          $10,145   6.78%  $14,042  7.10%    $13,295   7.57%  $11     4.71%
                    ======  =====    ======  ====      ======  =====   ===     ====

The weighted average yields are calculated using amortized cost of the investments and are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax exempt obligations is presented on a taxable equivalent basis based on the Company's marginal federal income tax rate of 34%. Other securities consist of Federal Reserve Bank and Federal Home Loan Bank stock that bear no stated maturity or yield and are not included in this analysis.

C. Excluding holdings of U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer which exceeded 10% of the Company's consolidated shareholders' equity at December 31, 1996.

III.  LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:


(In thousands of dollars)      1996      1995       1994      1993     1992
Commercial                  $ 73,404  $ 67,836   $ 59,068  $ 57,254  $ 51,352
Commercial real estate        22,991    22,858     22,700    21,272    16,262
Residential real estate       49,255    43,995     39,167    31,465    32,892
Construction                   2,761     2,477      2,802     2,523     5,229
Installment and credit card   16,730    15,453     13,507    12,398    13,222
                             -------   -------    -------   -------   -------
  Total loans               $165,141  $152,619   $137,244  $124,912  $118,957
                             =======   =======    =======   =======   =======

B.  Maturities and Sensitivities of Loans to Changes in Interest
Rates - The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding real estate mortgage and installment loans, as of December 31, 1996:

                                Maturing
                         One Year   One Through  After Five
(In thousands of dollars) or Less    Five Years   Years      Total

Commercial               $24,558       $15,807   $33,039    $73,404
Commercial real estate       165          344    22,482     22,991
Construction               2,761                             2,761
                          ------        ------   ------     ------
   Total                 $27,484       $16,151  $55,521    $99,156
                          ======        ======   ======     ======

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and real estate construction loans due after one year from December 31, 1996.

                               Fixed      Variable
(In thousands of dollars)      Rate       Rate

Total commercial, commercial
 real estate and
 construction loans due after
 one year                     $15,327    $56,345
                              =======    =======

C.  Risk Elements

1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans.

                                            December 31
(In thousands of dollars)        1996     1995     1994   1993    1992
(a)Loans accounted for on a
   nonaccrual basis             $174      $228   $  611   $302   $  958

(b) Accruing loans which are
    contractually past due
    90 days or more as to
    interest or principal
    payments                      73       343      590    394      304

(c) Loans which are "troubled
    debt restructurings" as
    defined in Statement of
    Financial Accounting
    standards No. 15
    exclusive of loans in
    (a) or (b) above):            -0-       -0-      -0-    -0-      -0-

                                -----     -----   ------   ----  ------
         Totals                 $747      $571   $1,201   $696   $1,262
                                =====     =====   ======   ====  ======

The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that the collection of interest is doubtful, when commercial loans are past due as to principal and interest ninety days or more, or when mortgage and consumer loans are past due as to principal and interest 120 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after ninety days beyond the due dates. When loans are placed on nonaccrual, any accrued interest is charged against interest income.

(d) Impaired Loans - Information regarding impaired loans at
December 31, 1996 and 1995 is as follows:

                                             1996          1995

Balance of impaired loans at December 31    $961,000      $228,000

Less portion for which no allowance
 for loan loss is allocated                        0             0
                                            --------      --------
Portion of impaired loan
  balance for which
  an allowance for loan losses is allocated $961,000      $228,000
                                            ========      ========
Portion of allowance for loan losses
  allocated to the impaired loan balance
  at December 31                            $336,000      $ 40,000
                                            ========      ========

Impaired loans are comprised of commercial and commercial real estate loans and are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent.
A portion of the allowance for loan losses is allocated to impaired loans.

Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second mortgage loans less than $100,000. Such loans are included in the nonaccrual and past due disclosures in (a) and (b) above, but not in the impaired loan totals. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

2. Potential Problem Loans - At December 31, 1996, no loans were identified which management has serious doubts about the borrowers' ability to comply with present loan repayment terms and which are not included in item III.C.1. above.

3. Foreign Outstandings - There were no foreign outstandings during any period presented.

4. Loan Concentrations - As of December 31, 1996, there are no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans in Item III.A. above.

D. Other Interest-Bearing Assets - As of December 31, 1996, there are no other interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:


(In thousands of dollars)   1996    1995       1994    1993        1992
LOANS
 Loans outstanding at
  end of period          $165,141  $152,619 $137,244 $124,912   $118,957
                         ========   =======  =======  =======    =======
 Average loans
  outstanding during
  period                 $157,274  $146,816 $131,440 $121,332   $114,294
                         ========   =======  =======  =======   ========
ALLOWANCE FOR LOAN
  LOSSES
 Balance at beginning of
   period                $  1,830  $  1,558 $  1,312 $  1,203   $    938
Loans charged off:
   Commercial                 (11)      (59)      (4)    (196)      (305)
   Commercial real
     estate                    (0)     (113)     (34)      (0)       (56)
   Residential real
      estate                   (0)       (0)      (0)      (5)       (12)
   Installment and credit
     card                    (125)     (121)     (74)    (164)      (166)
                         --------    -------  -------  ------   ---------
       Total loans
        charged off          (136)     (293)    (112)    (365)      (539)
                         --------    -------  -------  ------   ----------
Recoveries of loans
  previously charged off:
     Commercial                 2        12        9        6         68
     Commercial real
       estate                   0         0        0        0          0
     Residential real
       estate                   0         0        7        7          7
     Installment               25        38       42       71         21
                          -------   --------  -------   ------   --------
        Total loan
         recoveries            27        50       58       84         96
                          -------   --------  -------   ------   --------
Net loans charged off        (109)     (243)     (54)    (281)      (443)
Provision charged to
  operating expense           400       515      300      390        708
                          -------   -------- -------  -------    -------
Balance at end of period $  2,121  $  1,830 $  1,558 $  1,312   $  1,203
                          =======  ========= =======  =======    ========
Ratio of net charge-offs to
average loans outstanding
for period                    .07%      .17%     .04%     .23%       .39%
/TABLE

The allowance for loan losses balance and the provision charged to expense are determined by management based upon periodic reviews of the loan portfolio, past loan loss experience, economic conditions and various other circumstances which are subject to change over time. In making this judgment, management reviews selected large loans as well as impaired loans, other delinquent, nonaccrual and problem loans and loans to industries experiencing economic difficulties. The collectibility of these loans is evaluated after considering the current operating results and financial position of the borrower, the estimated market value of the collateral, guarantees and the Company's collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and the amount of such loss are formed on these loans, as well as other loans in the aggregate.

B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

                                   Allocation of the Allowance for Loan Losses
(In thousands of dollars)             Percentage of           Percentage of           Percentage of
                                      Loans in Each           Loans in Each           Loans in Each
                           Allowance  Category to   Allowance Category to   Allowance Category to
                           Amount     Total Loans   Amount    Total Loans   Amount    Total Loans
                              December 31, 1996        December 31, 1995       December 31, 1994
Commercial                $   634       44.45%     $   497       44.45%    $  710       43.04%
Commercial real estate        425       13.92          551       14.98        148       16.54
Residential real estate       109       29.83           14       28.83        118       28.54
Construction                    0        1.67            0        1.62          0        2.04
Installment and
  credit card                 139       10.13          219       10.12        175        9.84
Unallocated                   814                      415                    407
                           ------      ------       ------      ------      -----      ------
  Total                   $ 2,121      100.00%      $1,830      100.00%    $1,558      100.00%
                           ======      ======       ======      ======      =====      =======


                                    Percentage of           Percentage of
                                    Loans in Each           Loans in Each
                          Allowance Category to   Allowance Category to
                          Amount    Total Loans   Amount    Total Loans
                             December 31, 1993      December 31, 1992
Commercial                $  266      45.84%      $  384      43.16%
Commercial real estate       257      17.03          194      13.67
Residential real estate      102      25.19           47      27.65
Construction                   0       2.02            0       4.41
Installment and
  credit card                149       9.92          110      11.11
Unallocated                  538                     468
                           -----     ------        -----     ------
   Total                  $1,312     100.00%      $1,203     100.00%
                           =====     ======       ======     ======

V.  DEPOSITS

The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

                           Average              Average
                       Amounts Outstanding     Rate Paid
                      Year ended December 31  Year ended December 31
                       1996   1995    1994   1996   1995   1994
(In thousands of
dollars)

Noninterest-bearing
  demand             $ 20,140 $ 19,122 $ 16,983   N/A  N/A  N/A
Interest-bearing
  demand deposits      35,625   36,396   40,919  2.05% 2.18% 2.19%
Savings deposits       27,564   26,819   29,328  3.03  3.03  2.78
Time deposits         116,280  109,582   82,563  5.72  5.80  4.64
                     --------  -------  -------
  Total deposits     $199,609 $191,919 $169,792
                     ========  =======  =======

The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 1996:

Three months or less            $ 2,535
Over three through six months     7,000
Over six through twelve months   10,529
Over twelve months                4,611
                                 -------
  Total                         $24,675
                                 ======

VI.  RETURN ON EQUITY AND ASSETS

                               1996     1995   1994

Return on average assets      1.65%    1.69%    1.30%
Return on average
 shareholders' equity        17.47    19.17    15.10
Dividend payout ratio        27.67    23.13    26.04
Average shareholders'
 equity to average assets     9.47     8.80     8.63


VII.  SHORT-TERM BORROWINGS

This item is not required for the Company because the average outstanding balance of short-term borrowings for the years ending
December 31, 1996, 1995 and 1994 were less than 30 percent of shareholders' equity at December 31, 1996, 1995 and 1994, respectively.

ITEM 2 - PROPERTIES

The Bank owns and operates its main office at Six West Jackson
Street, Millersburg, Ohio 44654. The Bank also operates seven branches and two other properties which are owned or leased as noted below:

1.  The Berlin Branch, 4585 S. R. 39, Suite B, Berlin, Ohio 44610
(leased)
2.  The South Clay Branch, 91 S. Clay Street, Millersburg, Ohio
44654 (owned)
3.  The Winesburg Branch, 2225 U.S. 62, Winesburg, Ohio 44590
(owned)
4.  The Clinton Commons Branch, 2101 Glen Drive, Millersburg, Ohio
44654 (leased)
5.  The Walnut Creek Branch, 4980 Old Pump Street, Walnut Creek,
Ohio 44687 (owned)
6.  The Charm Office, Corner of S.R. 557 and C.R. 70, Charm, Ohio
44617 (leased)
7.  The Sugarcreek Office, 127 S. Broadway, Sugarcreek, Ohio 44681
(owned)
8.  The Operations Center, 52 South Clay Street, Millersburg, Ohio
44654 (leased)
9. 51 North Clay Street, Millersburg, Ohio 44654 (owned; planned to be developed for operations center)

The Bank considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. All of the properties owned by the Bank are unencumbered by any mortgage or security interest and are, in management's opinion, adequately insured.

ITEM 3 - LEGAL PROCEEDINGS

There is no pending litigation, other than routine litigation incidental to the business of the Company and the Bank, or of a material nature involving or naming the Company or the Bank as a defendant. Further, there are not material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Company is a party or has a material interest which is adverse to the Company or the Bank. None of the routine litigation in which the Company or the Bank are involved is expected to have a material adverse impact upon the financial position or results of operations of the Company or the Bank.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 2, 1996, the Company's security holders approved the increase in the number of authorized shares of common stock from 1,000,000 to 3,000,000 shares. The following votes have not been adjusted to reflect the two-for-one stock split paid in the form of a 100% dividend:

Votes for        503,985
Votes against      8,580
Withheld           1,659

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information contained in the section captioned "Common Stock" on page 15 of the Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information contained in the section captioned "Five-Year
Selected Consolidated Financial Data" on pages 16 and 17 of the
Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information contained in the section captioned "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" on pages 1 through 17, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained in the consolidated financial statements and related notes and the report of independent auditors thereon, on pages 18 through 40, inclusive, of the Annual Report, is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the independent accountants on accounting and financial disclosure have occurred.


PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information contained in the section captioned "ELECTION OF DIRECTORS" on pages 4 through 8 of the Company's proxy statement for the Company's 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or about March 18, 1997 (the "Proxy Statement") and the information in the paragraph beginning on page 3 and ending on page 4 of the Proxy Statement is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information contained in the section captioned "EXECUTIVE
COMPENSATION" on page 9 of the Proxy Statement is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information contained in the section captioned "Security
Ownership of Certain Beneficial Owners and Management" on pages 2 through 3 of the Proxy Statement is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the section captioned "CERTAIN
TRANSACTIONS" on page 11 of the Proxy Statement is incorporated herein by reference.


PART IV

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number          Description of Document

3.1    Amended Articles of Incorporation of CSB Bancorp, Inc.
       (incorporated by reference to Registrant's 1994 Form 10-
        KSB)

3.2 Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant's Form 10-SB)

4     Form of Certificate of Common Shares of CSB Bancorp, Inc.
      (incorporated by reference to Registrant's Form 10-SB)

10     Leases for the Clinton Commons, Berlin and Charm Branch
       Offices of The Commercial and Savings Bank (incorporated by reference to Registrant's Form 10-SB)

11     Statement Regarding Computation of Per Share Earnings

13     CSB Bancorp, Inc. 1996 Annual Report to Shareholders

21     Subsidiary of CSB Bancorp, Inc.

23     Consent of Crowe, Chizek and Company LLP

24     Powers of Attorney

27     Financial Data Schedule


No reports on Form 8-K were filed during the last quarter of the period covered by this report.



                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

By:  /s/DOUGLAS D. AKINS
     Douglas D. Akins, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 28, 1997.

        Signatures                 Title


DOUGLAS D. AKINS*      President (Principal Executive Officer)
Douglas D. Akins*


PAMELA S. BASINGER*    Financial Officer and Principal
Pamela S. Basinger*    Accounting Officer


DAVID W. KAUFMAN*      Director
David W. Kaufman*


J. THOMAS LANG*        Director
J. Thomas Lang*


VIVIAN A. McCLELLAND*   Director
Vivian A. McClelland*


H. RICHARD MAXWELL*     Director
H. Richard Maxwell*


DANIEL J. MILLER*       Director
Daniel J. Miller*

SAMUEL P. RIGGLE, JR.*  Director
Samuel P. Riggle, Jr.*


DAVID C. SPRANG*        Director
David C. Sprang*


SAMUEL M. STEIMEL*      Director
Samuel M. Steimel*



*By:  /s/DOUGLAS D. AKINS
      Douglas D. Akins
 as attorney-in-fact and on his own behalf as Principal Executive
 Officer
                         INDEX TO EXHIBITS

     Exhibit                                        Sequential
     Number        Description of Document          Page

      3.1     Amended Articles of Incorporation
              of CSB Bancorp, Inc. (incorporated
              by reference to Registrant's 1994
              Form 10-KSB).                           N/A

      3.2    Code of Regulations of CSB
             Bancorp, Inc. (incorporated by
             reference to Registrant's Form 10-SB).  N/A

      4     Form of Certificate of Common
            Shares of CSB Bancorp, Inc.
            (incorporated by reference to
            Registrant's Form 10-SB).                N/A

     10     Leases for the Clinton Commons,
            Berlin and Charm Branch Offices
            of The Commercial and Savings
            Bank (incorporated by reference
            to Registrant's Form 10-SB).             N/A

     11     Statement Regarding Computation
            of Per Share Earnings                    19

     13     CSB Bancorp, Inc. 1996 Annual
            Report to Shareholders                   20

     21     Subsidiary of CSB Bancorp, Inc.          60

     23    Consent of Crowe, Chizek and Company LLP  61

     24     Powers of Attorney                       62

     27     Financial Data Schedule                  63