Form 10-Q
period 1997-03-31
CSB BANCORP INC /OH
filed 1997-05-14
CIK 880417

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  MARCH 31, 1997

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission file number:   0-21714

                            CSB Bancorp, Inc.
          (Exact name of registrant as specified in its charter)

                     Ohio              34-1687530
(State or other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation or organization)

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

Common stock, $6.25 par value      Outstanding at April 16, 1997:
1,301,166 common shares


FORM 10-Q
QUARTER ENDED MARCH 31, 1997


Table of Contents


Part I - Financial Information


ITEM I - FINANCIAL STATEMENTS                                   Page

Consolidated Balance Sheets                                      3

Consolidated Statements of Income                                4
Condensed Consolidated Statements of Changes in
Shareholders' Equity                                             5

Condensed Consolidated Statements of Cash Flows                  6

Notes to the Consolidated Financial Statements                   7


ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   13




Part II - Other Information

Other Information                                               16

Signatures                                                      17

CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                      March 31,      December 31,
                                                         1997            1996
ASSETS
Cash and noninterest-bearing deposits with banks   $  5,981,402     $  7,647,790
Interest-bearing deposits with banks                    222,342        5,669,966
Federal funds sold                                   16,350,000       17,000,000
                                                     ----------       ----------
  Total cash and cash equivalents                    22,553,744       30,317,756
Time deposits with banks                              3,000,000        3,000,000
Securities available for sale, at fair value         28,752,181       14,890,413
Securities held to maturity (Estimated fair values
  of $46,085,086 in 1997 and $37,970,342 in 1996)    45,859,180       37,493,467
Total loans                                         161,942,216      165,151,298
Allowance for loan losses                             2,191,322        2,120,845
                                                    -----------      ------------
   Net loans                                        159,750,894      163,020,453
Premises and equipment, net                           2,637,339        2,563,216
Accrued interest receivable and other assets          3,184,292        2,849,875
                                                    -----------      -----------
      Total assets                                 $265,737,630     $254,135,180
                                                    ===========      ===========
LIABILITIES
Deposits
   Noninterest-bearing                             $ 19,132,711     $ 21,391,610
   Interest-bearing                                 204,029,197      191,947,974
                                                    -----------      -----------
       Total deposits                               223,161,908      213,339,584
Securities sold under agreements to repurchase        4,367,636        4,738,173
Federal Home Loan Bank borrowings                    12,718,292       11,741,515
Accrued interest payable and other liabilities          971,058          889,428
                                                    -----------      -----------
       Total liabilities                            241,218,894      230,708,700

SHAREHOLDERS' EQUITY
Common stock ($6.25 par value; 3,000,000 shares
  authorized; 1,304,366 and 1,298,372 shares issued
  in 1997 and 1996, respectively)                     8,152,289        8,114,826
Additional paid-in capital                            4,706,011        4,520,502
Retained earnings                                    11,772,177       10,818,500
Treasury stock at cost: 3,200 shares                    (56,000)         (56,000)
Unrealized gain (loss) on securities available
     for sale, net of tax                               (55,741)          28,652
                                                     -----------      ----------
      Total shareholders' equity                     24,518,736       23,426,480

      Total liabilities and shareholders' equity   $265,737,630     $254,135,180
                                                    ===========      ============

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                              Three Months Ended
                                                    March 31,
                                            1997            1996
Interest income
   Interest and fees on loans            $4,034,410       $3,927,981
    Interest on investment securities
         Taxable                            607,346          546,957
         Nontaxable                         277,690          245,612
    Other interest income                   311,748           91,323
                                          ---------       ----------
Total interest income                     5,231,194        4,811,873

Interest expense
     Interest on deposits                 2,277,228        2,100,507
     Other interest expense                 239,028           84,758
                                          ---------        ---------
Total interest expense                    2,516,256        2,185,265
                                          ---------        ---------
Net interest income                       2,714,938        2,626,608

Provision for loan losses                   101,688          100,000
                                          ---------        ---------
Net interest income after provision
   for loan losses                        2,613,250        2,526,608

Other income
   Service charges on deposit accounts      171,664          148,495
   Other operating income                    85,905          100,950
   Gain on sale of loans                    220,200
     Loss on call of securities                               (1,694)
                                          ----------       ----------
         Total other income                 477,769          247,751

Other expense
   Salaries and employee benefits           736,842          719,466
   Occupancy expense                         83,742           96,157
   Equipment expense                        107,923          105,520
   State franchise tax                       82,359           65,310
   Other operating expense                  481,872          429,314
                                           --------        ----------
     Total other expense                  1,492,738        1,415,767
                                          ---------        ---------
Income before federal income taxes        1,598,281        1,358,592

Provision for income taxes                  423,700          394,600
                                          ---------        ---------
Net income                               $1,174,581       $  963,992
                                          =========        =========
Earnings per common share                      $.91             $.75
                                          =========        =========
Weighted average shares outstanding       1,296,260        1,285,660
                                          =========        =========

See notes to the consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Unaudited)



                                             Three Months Ended
                                                  March 31,
                                           1997             1996
Balance at beginning of period            $23,426,480      $20,342,763

Net income                                  1,174,581          963,992

Common stock issued under the dividend
  reinvestment program and 401(k) plan        222,972           59,930

Cash dividends ($.170 per share in 1997;
  $.125 per share in 1996)                   (220,904)        (160,679)

Change in unrealized gain/loss on
  securities available for sale, net of tax   (84,393)         (32,780)
                                             --------         ---------
Balance at end of period                  $24,518,736      $21,173,226
                                          ===========       ===========

See notes to the consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                Three Months Ended
                                                   March 31,
                                              1997           1996
Net cash from operating activities        $    922,761   $  1,288,832

Investing activities
Securities available for sale
Proceeds from maturities                     2,000,000      3,000,000
    Purchases                              (15,958,800)      (271,000)
    Securities held to maturity
 Proceeds from maturities, calls
    and repayments                           3,406,150      3,494,971
    Purchases                              (11,765,424)      (988,392)
    Net increase in loans                   (7,382,259)    (2,984,919)
    Loan sale proceeds                      10,766,167
Purchase of premises and
  equipment, net                              (183,239)      (193,998)
                                           ------------    -----------
Net cash used by investing
   activities                              (19,117,405)     2,056,662
                                           ------------    -----------
Financing activities
  Net increase (decrease) in deposits        9,822,324    (7,273,900)
  Net decrease in repurchase agreements       (370,537)   (1,275,743)
  Net increase in FHLB advances                976,777     3,663,631
  Cash dividends paid                         (160,835)     (119,545)
  Shares issued for 401(k) plan                162,903        18,796
                                             ----------    -----------
Net cash used by financing activities       10,430,632    (4,986,761)
                                             ----------    ------------
Decrease in cash and cash equivalents       (7,764,012)   (1,641,267)

Cash and cash equivalents at beginning
  of period                                 30,317,756    22,049,697
                                             ----------    ----------
Cash and cash equivalents at end
   of period                              $ 22,553,744   $20,408,430
                                            ===========    ==========
Supplemental disclosures
Cash paid for interest                    $  2,492,764   $ 2,188,006
Cash paid for income taxes                      50,866


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of CSB Bancorp, Inc. ("CSB") and its wholly owned subsidiary, The Commercial and Savings Bank (the "Bank"). All significant intercompany transactions and balances have been eliminated.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of CSB at March 31, 1997, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not contain all financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for CSB for the year ended December 31, 1996, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

The carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in bad debt expense.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements: Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", revises accounting treatment for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. SFAS No. 125 did not materially impact the Company's financial statements for the first quarter of 1997.

SFAS No. 128, "Earnings Per Share," is effective for financial statements issued after December 15, 1997, and simplifies the calculation of earnings per
share (EPS) by replacing primary EPS with basic EPS.   SFAS No. 128 will not
impact the Company's EPS calculations.

Income Taxes: The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of securities, as presented in the consolidated balance sheet are as follows:

                                               March 31, 1997
                                              Gross       Gross       Estimated
                                 Amortized    Unrealized  Unrealized  Fair
                                    Cost      Gains       Losses      Value

Available for sale
  Debt securities
  U.S. Treasury securities       $22,003,831 $  16,539  $ (53,495)  $21,966,875
  Obligations of U.S. government
   corporations and agencies       4,983,906              (47,500)    4,936,406
                                 -----------  -------   --------   -----------
  Total debt securities available
    for sale                      26,987,737    16,539   (100,995)   26,903,281
  Other securities                 1,848,900                          1,848,900
                                 -----------   -------  ---------   ----------
Total securities available
   for sale                      $28,836,637 $  16,539  $(100,995)  $28,752,181
                                 ===========    =======  =========   ==========
Held to maturity
 U.S. Treasury securities        $14,043,955 $  69,758  $ (48,182)  $14,065,531
 Obligations of U.S. government
  corporations and agencies        8,559,018       650    (22,443)    8,537,225
Obligations of states and
  political subdivisions          23,256,207   421,535   (195,412)   23,482,330
                                  ----------  --------  ---------   ----------
Total debt securities
  held to maturity               $45,859,180 $ 491,943  $(266,037)  $46,085,086
                                  ==========  =========  =========  ============

NOTE 2 - SECURITIES (Continued)

                                               December 31, 1996
                                                 Gross       Gross       Estimated
                                     Amortized  Unrealized   Unrealized     Fair
                                     Cost         Gains      Losses         Value
Available for sale
  Debt securities
   U.S. Treasury securities         $11,025,400  $ 47,599   $    (186)      $11,072,813
   Obligations of U.S. government
    corporations and agencies         2,000,000                (4,000)        1,996,000
Total debt securities available
   for sale                          13,025,400    47,599      (4,186)       13,068,813
  Other securities                    1,821,600                              1,821,600
                                     ----------   ------     ---------      -----------
    Total securities available
      for sale                      $14,847,000  $ 47,599   $  (4,186)      $14,890,413
                                     ===========  =======     =========      ===========
Held to maturity
  U.S. Treasury securities          $11,030,882  $116,799   $  (9,947)      $11,137,734
  Obligations of U.S. government
    corporations and agencies         7,011,135     4,413      (6,361)        7,009,187
  Obligations of states and
    political subdivisions           19,440,275   499,363    (127,342)       19,812,296
  Mortgage-backed securities             11,175                   (50)           11,125
                                    -----------  ---------  ---------       -----------
      Total debt securities
         held to maturity           $37,493,467  $620,575   $(143,700)      $37,970,342
                                     ==========  ========    =========      ============

One agency security of $1,000,000 was transferred from the available for sale category to held to maturity during the first quarter of 1996. The transfer into held to maturity occurred at the fair value of the security on the date of the transfer, which approximated amortized cost.

There were no sales of investment securities during the first three months of 1997 or 1996. Losses on calls of securities held to maturity were $1,694 during the three months ended March 31, 1996.

The amortized cost and estimated fair values of investments in debt securities at March 31, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.

NOTE 2 - SECURITIES (Continued)

                                             Estimated
                                      Amortized      Fair
                                      Cost           Value
Available for sale
   Due in one year or less         $ 9,976,686    $ 9,871,563
   Due in one to five years         16,011,051     16,049,843
   Due in five to ten years          1,000,000        981,875
                                    -----------    ----------
Total debt securities available
  for sale                         $26,987,737    $26,903,281

Held to maturity
  Due in one year or less          $ 9,881,080    $ 9,914,126
  Due in one to five years          18,470,625     18,609,589
  Due in five to ten years          12,799,373     12,917,680
  Due after ten years                4,708,102      4,643,691
                                    ----------     ----------
Total debt securities held
  to maturity                      $45,859,180    $46,085,086
                                    ==========     ==========

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                        March 31, 1997       December 31, 1996

Commercial              $ 78,228,293         $ 73,404,483
Commercial real estate    23,783,929           22,991,254
Residential real estate   40,833,537           49,254,612
Installment and credit
   card                   17,244,321           16,730,089
Construction               1,852,136            2,760,860
                          ----------          ------------
Total loans             $161,942,216         $165,141,298
                         ===========          ============

During the first three months of 1997, the Bank received $10,776,167 in proceeds from mortgage loan sales. A gain of $220,200 was recognized on this sale. No loans were sold during the first three months of 1996.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the three months ended March 31, 1997 and 1996 is as follows:

                           1997          1996

Balance - January 1     $2,120,845    $1,830,250
Loans charged off          (47,473)      (21,057)
Recoveries                  16,262         9,385
Provision for loan losses  101,688       100,000
                         ---------    -----------
Balance - March 31      $2,191,322    $1,918,578

Information regarding impaired loans at March 31, 1997 and December 31, 1996 is as follows:

                                             March 31,     December 31,
                                                1997          1996

Balance of impaired loans, end of period   $1,106,000      $961,000

Portion of allowance for loan losses
  allocated to the impaired loan balance      412,000       336,000

Information regarding impaired loans for the quarter ended March 31, 1997 and 1996, is as follows:

                                               1997              1996

Average investment in impaired loans
   for the quarter                           1,034,000           228,000

Interest income recognized on impaired loans
  including interest income recognized on cash
  basis during the quarter                      18,000             None

Interest income recognized on impaired loans on
  cash basis during the quarter                 13,000             None

NOTE 5 - FEDERAL HOME LOAN BANK BORROWINGS

At March 31, 1997, the Bank had 188 outstanding borrowings from the Federal Home Loan Bank (FHLB). These borrowings carry fixed interest rates ranging from 5.60% to 7.15% and maturities of 10, 15, and 20 years. Monthly principal and interest payments are due on the borrowings. In addition, a principal curtailment of 10% of the outstanding principal balance is due on the anniversary date of each borrowing. FHLB borrowings are collateralized by the Company's FHLB stock and a blanket pledge on $19,078,000 of qualifying mortgage loans at March 31, 1997.


NOTE 6 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
WITH OFF-BALANCE SHEET RISK

The Bank grants residential, consumer, and commercial loans to customers located primarily in Holmes and surrounding counties in Ohio. Most loans are secured by specific items of collateral including business assets, consumer assets and residences.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The contract amount of these instruments are not included in the consolidated financial statements. At March 31, 1997 and December 31, 1996, the contract amount of these instruments, which primarily include commitments to extend credit and unused credit lines, totaled approximately $28,796,000 and $30,111,000 respectively, substantially all of which carry adjustable rates of interest. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

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

Occasionally, various contingent liabilities arise that are not recorded in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material affect on financial condition or results of operations.


CSB BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at March 31, 1997, compared to December 31, 1996, and the consolidated results of operations for the quarterly period ending March 31, 1997 compared to the same period in 1996. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

Forward-looking statements contained in this discussion involve risks and uncertainties and are subject to change based on various important factors. Actual results could differ from those expressed or implied. The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.


FINANCIAL CONDITION

Total assets were $265.7 million at March 31, 1997, compared to $254.1 million at December 31, 1996, representing a increase of $11.6 million or 4.6%. Total securities increased approximately $22.2 million during the quarter as a result of deposit growth and loan sales, as discussed below. Most of the securities purchased were short-term U.S. Treasury notes and obligations of U.S. Government corporations and agencies. Since one of the primary functions of the securities portfolio is to provide a source of liquidity, it is structured such that security maturities and cash flows satisfy the Company's liquidity needs and asset-liability management requirements. At March 31, 1997, approximately 27% of the securities portfolio matures within one year.

Commercial loans increased $4,824,000, or 6.6%, during the quarter. This increase was primarily a result of increased loan demand in our service area as the local economy remains strong. In late 1995, the Company began to originate fixed rate one- to four- family mortgage loans, utilizing a matched funds program using FHLB advances of similar maturity to establish an interest rate spread for the estimated duration of the loans. During the first quarter of 1997, management elected to sell approximately $11 million of fixed rate loans. A gain of $220,000 was realized on the sale. The funds were invested in short term U.S. Treasury and Government Agency securities. The Bank retained its fixed-rate borrowings to facilitate future fixed rate lending. Management will continue to originate fixed rate loans, but does not anticipate new borrowings will be necessary to fund such originations. At March 31, 1997, there were no loans held for sale. Exclusive of this sale, loans increased approximately $7.3 million or 4.4% during the quarter.

As a percentage of loans, the allowance for loan losses was 1.35% at March 31, 1997 and 1.28% at December 31, 1996. Loans past due more than 90 days and loans placed on nonaccrual status, were approximately $1,190,000, or .74% of total loans at March 31, 1997, compared to $747,000, or .45% of loans at December 31, 1996. These credits are considered in management's analysis of the allowance for loan losses.

The Company made minor investments in premises and equipment during the first quarter of 1997. However. the Company has contracted to purchase a tract of land with the intent to construct another branch office in Wayne County in late 1997. The Company has also acquired $120,000 of land in 1995 to build an operation center in 1998. Beyond these land purchases, no commitments have been entered into relative to these projects.

At March 31, 1997, the ratio of loans to deposits was 72.6%, compared to 77.4% at the end of 1996 as total deposits increased approximately $9.8 million, or 4.6%, during the first three months on 1997. Historically, the Bank has experienced a decline in overall deposit balances during the first quarter of the year. However, in 1997 the Bank received approximately $8.0 million of deposits as a result of a successful bond issue for a local school district. These funds are in a savings account that is expected to deplete gradually over the next two years.

Total shareholders' equity was increased in part by year-to-date net income of $1.2 million, less $220,000 of cash dividends declared. The cash dividend represents 20.0% of net income for the first quarter of 1997. Also contributing to capital was the dividend reinvestment program and the purchase of stock by the Company's 401(k) retirement plan. As a result of these programs, equity increased approximately $223,000 during the first quarter of 1997.

The Company and its subsidiary meet all regulatory capital requirements at March 31, 1997. The Company's ratio of total capital to risk-weighted assets was 16.73% at March 31, 1997, while Tier 1 risk-based capital ratio was 15.48%. Regulatory minimums call for a total risk-based capital ratio of 8%, at least one-half of which must be Tier 1 capital. The Company's leverage ratio was 9.25% at March 31, 1997, which exceeds the regulatory minimum of 3% to 5%.


RESULTS OF OPERATIONS

Net income for the quarter ending March 31, 1997 was $1,175,000, or $0.91 per share, as compared to $964,000, or $0.75 per share earned during the same period last year, an increase of $211,000, or 21.9%. The primary factors contributing to this increase were increases in net interest income and other income.

Net interest income for the quarter ended March 31, 1997 was $2,715,000, a 3.4% increase from the first quarter of 1996. Interest and fees on loans increased $106,000, or 2.7%, which resulted primarily from a higher rate environment and somewhat from a higher volume of loans as the loan sale was not consummated until late March 1997. Also, as deposit funds were invested in securities and federal funds sold, interest on securities increased $92,000 and other interest income increased $220,000 for the first quarter of 1997, compared to the first quarter of 1996. Management anticipates using these liquid funds, primarily from federal funds sold and maturities of short-term investments, to fund higher yielding loans.

Interest expense increased $331,000, to $2.5 million for the quarter ended March 31, 1997, compared to $2.2 million for the quarter ended March 31, 1996. This increase was the result of increased volumes on interest-bearing accounts and slightly higher rates. Included in this increase was an increase of $154,000 in other interest expense, resulting from new borrowings from FHLB. The impact of an increasing interest rate environment should impact the Company's interest expense to a lesser extent in 1997 compared to 1996 due to the fixed rate long-term leverage provided by the borrowings.

The provision for loan losses was $102,000 during the first quarter of 1997, which was near the $100,000 provision in the first quarter of 1996. This provision was made in recognition of continued loan origination volume, primarily in the commercial loan portfolio which typically carries a higher risk of loan loss.

Other income increased approximately $230,000 primarily as a result of the gain on the sale of loans discussed above and increased deposit service charge income.

Other expenses increased only $77,000, or 5.4%, for the three months ended March 31, 1997, compared to the same period in 1996, as management continues to monitor the Bank's efficiency ratio by maintaining increases in other operating costs at low levels. Salaries and employee benefits increased by $17,000 or 2.4%, and state franchise taxes increased $17,000 or 26.1% as a result of earnings retention in 1996. Ohio's state franchise tax for financial institutions is based on the level of capital at the previous year-end. The $53,000, or 12.2%, increase in other operating expenses from the previous year resulted from small increases in a number of areas. The provision for income taxes of $424,000 during the first quarter of 1997 reflected an effective rate of 26.5%, which is slightly below 29.0%, the rate in the first quarter of 1996.


FORM 10-Q
Quarter ended March 31, 1997
PART II - OTHER INFORMATION


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

Item 6 -  Exhibits and Reports on Form 8-K:
(a)  Exhibits:

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

11         Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)

27         Financial Data Schedule.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CSB BANCORP, INC.
(Registrant)




Date: May 13, 1997                        /s/ Douglas D. Akins
                                                (Signature)
                                             Douglas D. Akins
                                    President and Principal Executive Officer




Date: May 13, 1997                       /s/ Pamela S. Basinger
                                               (Signature)
                                            Pamela S. Basinger
                                      Financial Officer and Principal
                                            Accounting Officer


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

11          Statement Regarding Computation of Per Share
            Earnings (reference is hereby made to Consolidated
            Statements of Income on page 4 hereof.)                 N/A

27          Financial Data Schedule                                 19