Form 10-Q
period 1997-06-30
CSB BANCORP INC /OH
filed 1997-08-13
CIK 880417

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549


                   FORM 10-Q


X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended:  JUNE 30, 1997

                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


       Commission file number:    0-21714

             CSB Bancorp, Inc.
(Exact name of registrant as specified in its charter)

      Ohio                             34-1687530
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)     Number)

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

Common stock, $6.25 par value    1,303,041 shares outstanding at
                                 August 8,1997.


                              FORM 10-Q
                     QUARTER ENDED JUNE 30, 1997




                       Part I - Financial Information


ITEM 1 - FINANCIAL STATEMENTS (Unaudited)             Page

Consolidated Balance Sheets                             3

Consolidated Statements of Income                       4

Condensed Consolidated Statements of Changes in
Shareholders' Equity                                    6

Condensed Consolidated Statements of Cash Flows         7

Notes to the Consolidated Financial Statements          8


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS                                             14



                Part II - Other Information

Other Information                                      18

Signatures                                             20


                            CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                         June 30,           December 31,
                                                           1997                  1996
ASSETS
Cash and noninterest-bearing deposits with banks        $  6,689,245          $  7,647,790
Interest-bearing deposits with banks                         168,277             5,669,966
Federal funds sold                                         5,450,000            17,000,000
                                                         -----------          ------------
   Total cash and cash equivalents                        12,307,522            30,317,756
Time deposits with banks                                   3,000,000             3,000,000
Securities available for sale, at fair value              30,941,056            14,890,413
Securities held to maturity (Estimated fair values of
  $53,448,149 in 1997 and $37,970,342 in 1996)            52,721,182            37,493,467
Total loans                                              166,800,843           165,151,298
Allowance for loan losses                                  2,223,924             2,120,845
                                                         -----------           -----------
   Net loans                                             164,576,919           163,020,453
Premises and equipment, net                                2,798,034             2,563,216
Accrued interest receivable and other assets               3,869,360             2,849,875
                                                         -----------           -----------
    Total assets                                        $270,214,073          $254,135,180
                                                        ============           ===========

LIABILITIES
Deposits
  Noninterest-bearing                                   $ 21,322,910          $ 21,391,610
  Interest-bearing                                       205,102,847           191,947,974
                                                         -----------           -----------
     Total                                               226,425,757           213,339,584
Securities sold under agreements to repurchase             5,060,044             4,738,173
Federal Home Loan Bank borrowings                         12,257,758            11,741,515
Accrued interest payable and other liabilities             1,025,542               889,428
                                                         -----------           -----------
   Total liabilities                                     244,769,101           230,708,700


SHAREHOLDERS' EQUITY
Common stock ($6.25 par value; 3,000,000 shares
  authorized; 1,306,241 and 1,298,372 shares
  issued in 1997 and 1996, respectively)                   8,164,008             8,114,826
Additional paid-in capital                                 4,774,086             4,520,502
Retained earnings                                         12,534,286            10,818,500
Treasury stock at cost: 3,200 shares                         (56,000)              (56,000)
Unrealized gain on securities available
 for sale, net of tax                                         28,592                28,652
                                                          ----------            ----------
   Total shareholders' equity                             25,444,972            23,426,480
                                                          ----------            ----------
   Total liabilities and shareholders' equity           $270,214,073          $254,135,180

                                                         ===========          =============

See notes to the consolidated financial statements.


                            CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)


                                   Three Months Ended               Six Months Ended
                                        June 30,                        June 30,
                                    1997        1996             1997              1996
Interest income
  Interest and fees on loans    $4,066,951    $3,868,580      $ 8,101,361      $7,796,561
  Interest on securities
     Taxable                       897,670       461,259        1,505,016       1,008,216
     Nontaxable                    344,309       252,096          621,999         497,708
  Other interest income            148,649       171,972          460,397         263,295
                                 ---------     ---------       ----------       ---------
     Total interest income       5,457,579     4,753,907       10,688,773       9,565,780
                                 ---------     ---------       ----------       ---------
Interest expense
  Interest on deposits           2,426,912     1,996,777        4,704,140       4,097,284
  Other interest expense           240,058       137,945          479,086         222,703
                                 ---------     ---------       ----------       ---------
    Total interest expense       2,666,970     2,134,722        5,183,226       4,319,987
                                 ---------     ---------       ----------       ---------
Net interest income              2,790,609     2,619,185        5,505,547       5,245,793

Provision for loan losses (Note 4)  98,736       100,000          200,424         200,000
                                  --------      --------        ----------       ---------
Net interest income after
  provision for loan losses      2,691,873     2,519,185        5,305,123       5,045,793
                                 ---------     ---------        ---------       ----------
Other income
  Service charges on deposit
     accounts                      164,118       153,967          335,782         302,462
  Other operating income           128,495       125,939          214,424         226,889
  Gain on sale of loans                                           220,176
  Security losses                                 (6,069)                          (7,763)
                                 ---------     ---------        ---------       ----------
      Total other income           292,613       273,837          770,382         521,588
                                 ---------     ---------        ---------       ----------
Other expense
  Salaries and employee benefits   777,962       751,489        1,514,804       1,470,955
  Occupancy expense                 73,607        90,138          157,349         186,295
  Equipment expense                114,026       112,657          221,949         218,177
  State franchise tax               86,752        76,440          169,111         141,750
  Other operating expense          488,802       459,905          970,674         889,219
                                 ---------     ---------       ----------      ----------
     Total other expense         1,541,149     1,490,629        3,033,887       2,906,396
                                 ---------     ---------       ----------      -----------

See notes to the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                      (Unaudited)


                                      Three Months Ended               Six Months Ended
                                           June 30,                         June 30,
                                     1997          1996            1997              1996
Income before federal income taxes $1,443,337   $1,302,393      $3,041,618        $2,660,985

Provision for income taxes            460,001      413,200         883,701           807,800
                                   ----------    ---------      ----------         ---------
Net income                         $  983,336   $  889,193      $2,157,917        $1,853,185
                                   ==========    =========      ==========         =========
Earnings per common share          $      .76   $      .69      $     1.66        $     1.44
                                   ==========    =========      ==========         =========

Weighted average shares
  outstanding                       1,301,402    1,287,512       1,298,845         1,286,586
                                   ==========   ==========      ==========         =========


See notes to the consolidated financial statements.


                           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                                   IN SHAREHOLDERS' EQUITY
                                         (Unaudited)


                                          Three Months Ended            Six Months Ended
                                                June 30,                      June 30,
                                       1997              1996          1997            1996
Balance at beginning of period     $24,518,736      $21,173,226     $23,426,480    $20,342,763

Net income                             983,336          889,193       2,157,917      1,853,185

Common stock issued under
  the dividend reinvestment
  program and 401(k) plan               79,794           43,881         302,766        103,811

Cash dividends ($.170 and $.340
  per share in 1997; $.125 and
  $.250 per share in 1996)            (221,227)        (160,920)       (442,131)      (321,599)

Change in unrealized gain/loss
  on securities available for sale      84,333          (46,572)            (60)       (79,352)
                                    ----------      -----------      -----------    -----------
Balance at end of period           $25,444,972      $21,898,808     $25,444,972    $21,898,808
                                    ===========     ===========      ==========    ============

See notes to the consolidated financial statements.


                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                           Six Months Ended
                                                              June 30,
                                                          1997         1996
Net cash from operating activities                    $  1,359,203   $ 2,310,067

Investing activities
  Securities available for sale
   Proceeds from maturities                              3,000,000     4,000,000
   Purchases                                           (18,957,238)   (3,457,641)
  Securities held to maturity
   Proceeds from maturities, calls and repayments        4,906,150     7,162,556
   Purchases                                           (20,118,784)   (1,718,349)
  Net increase in loans                                (12,313,578)   (3,559,544)
  Loan sale proceeds                                    10,766,167
  Purchase of premises and equipment, net                 (437,076)     (222,073)
                                                       ------------    ----------
    Net cash from investing activities                 (33,154,359)    2,204,949
                                                       ------------    ----------
Financing activities
  Net change in deposits                                13,086,173    (9,224,952)
  Net change in repurchase agreements                      321,871    (1,576,431)
  Change in FHLB borrowings                                516,243     6,610,866
  Cash dividends paid, net of dividend reinvestment       (319,799)     (238,310)
  Shares issued for 401(k) Plan                            180,434        20,522
                                                        ----------    ----------
    Net cash from financing activities                  13,784,922    (4,408,305)
                                                        ----------    ----------
Change in cash and cash equivalents                    (18,010,234)      106,711

Cash and cash equivalents at beginning of period        30,317,756    22,049,697
                                                        ----------    ----------
Cash and cash equivalents at end of period            $ 12,307,522   $22,156,408
                                                        ==========    ==========


Supplemental disclosures
  Cash paid for income taxes                          $    983,866   $   705,000
  Cash paid for interest                                 5,192,682     4,358,840


See notes to the consolidated financial statements.
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include accounts of CSB Bancorp, Inc. ("CSB") and its wholly-owned subsidiary, The
Commercial and Savings Bank (the "Bank"). All significant intercompany transactions and balances have been eliminated.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of CSB at June 30, 1997, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for CSB for the year ended December 31, 1996, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loans that, in management's judgement, should be charged-off.

Loan impairment is reported when full payment of principal and interest under the loan terms is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing interest rate, Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification.

Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans and automobile, home equity and second mortgage loans less than $100,000. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment.

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


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements: Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," revises accounting treatment for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. SFAS No. 125 did not materially impact the Company's financial statements for the second quarter of 1997.

SFAS No. 128, "Earnings Per Share," is effective for financial statements issued after December 15, 1997 and simplifies the calculation of earnings per share (EPS) by replacing primary EPS with basic EPS. SFAS No. 128 will not impact the Company's EPS calculations.

Income Taxes: The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet at June 30, 1997 and December 31, 1996 are as follows:

                                                           June 30, 1997

                                                        Gross       Gross     Estimated
                                           Amortized  Unrealized  Unrealized  Fair
                                             Cost       Gains       Losses    Value
Available for sale
  Debt securities
   U.S. Treasury securities              $21,010,230   $ 38,589   $  (6,381)  $21,043,438
   U.S. Government agencies                7,982,405     17,013      (6,900)    7,992,518
                                          ----------    -------    ---------   ----------
   Total debt securities                  28,992,635     56,602     (13,281)   29,035,956
  Other securities                         1,905,100                            1,905,100
                                          ----------    -------    ---------   -----------
   Total securities available
    for sale                             $30,897,735   $ 56,602   $ (13,281)  $30,941,056
                                          ==========    =======   ==========    =========
Held to maturity
  U.S. Treasury securities               $14,081,783   $114,984   $ (14,767)  $14,182,000
  U.S. Government agencies                 9,557,617     20,935      (6,900)    9,571,652
  Obligations of state and
    political subdivisions                29,081,782    695,882     (83,167)   29,694,497
                                          ----------   --------    ---------   ----------
     Total debt securities
      held to maturity                   $52,721,182   $831,801   $(104,384)  $53,448,149
                                          ==========   ========    =========   ==========


NOTE 2 - SECURITIES (Continued)

                                                          December 31, 1996

                                                         Gross        Gross    Estimated
                                           Amortized   Unrealized   Unrealized   Fair
                                             Cost        Gains        Losses     Value
Available for sale
  Debt securities
    U.S. Treasury securities             $11,025,400   $ 47,599   $    (186)  $11,072,813
    U.S. Government agencies               2,000,000                 (4,000)    1,996,000
                                          ----------    -------     -------    ----------
      Total debt securities               13,025,400     47,599      (4,186)   13,068,813
  Other securities                         1,821,600                            1,821,600
                                          ----------    -------     ---------  ----------
    Total securities available
      for sale                           $14,847,000   $ 47,599   $  (4,186)  $14,890,413
                                         ===========    ========    =========  ==========

Held to maturity
  U.S. Treasury securities               $11,030,882   $116,799   $  (9,947)  $11,137,734
  U.S. Government agencies                 7,011,135      4,413      (6,361)    7,009,187
  Obligations of state and
    political subdivisions                19,440,275    499,363    (127,342)   19,812,296
  Mortgage-backed securities                  11,175                    (50)       11,125
                                         -----------   --------   ---------    ----------
     Total debt securities
       held to maturity                  $37,493,467   $620,575   $(143,700)  $37,970,342
                                         ===========   ========   ==========  ============

One agency security of $1,000,000 was transferred from the available-for-sale category to held-to-maturity during the first quarter of 1996. The transfer into held-to-maturity occurred at the fair value of the security on the date of the transfer, which approximated amortized cost.

No securities were sold during the first six months of 1997 or 1996. Losses on calls of securities held to maturity were $7,763 during the six months ended June 30, 1996.

The amortized cost and estimated fair values of debt securities at June 30, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.

NOTE 2 - SECURITIES (Continued)

                                                 Estimated
                                  Amortized      Fair
                                  Cost           Value
Available for sale
   Debt securities
     Due in one year or less    $10,978,488     $11,000,312
     Due in one to five years    18,014,147      18,035,644
                                 ----------      ----------
    Total debt securities
      available for sale        $28,992,635     $29,035,956
                                 ==========      ==========
Held to maturity
   Debt securities
     Due in one year or less    $10,393,505     $10,424,917
     Due in one to five years    18,662,114      18,910,006
     Due in five to ten years    13,156,309      13,488,909
     Due after ten years         10,509,254      10,624,317
                                 ----------      ----------
Total debt securities held
  to maturity                   $52,721,182     $53,448,149
                                 ==========      ==========

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                June 30, 1997 December 31, 1996

Commercial                     $ 79,801,828    $ 73,404,483
Commercial real estate           24,339,622      22,991,254
Residential real estate          42,321,129      49,254,612
Installment and credit card      18,319,211      16,730,089
Construction                      2,019,053       2,760,860
                               ------------     -----------
     Total loans               $166,800,843    $165,141,298
                               ============    ============

During the first six months of 1997, the Bank received $10,776,167 in proceeds from mortgage loan sales. A gain of $220,176 was recognized on this sale. No loans were sold during the first six months of 1996.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the six months ended June 30, 1997 and 1996 is as follows:

                                    1997          1996

Balance - January 1               $2,120,845    $1,830,250
Loans charged off                   (124,835)      (54,463)
Recoveries                            27,490        15,077
Provision for loan losses            200,424       200,000
                                   ---------     ---------
Balance - June 30                 $2,223,924    $1,990,864
                                   =========     =========

Information regarding impaired loans at June 30, 1997 and December 31, 1996 is as follows:

                                      June 30,  December 31,
                                        1997        1996

Balance of impaired loans         $1,387,000      $961,000

Less portion for which no
  allowance for loan
  losses is allocated                      0             0

Portion of impaired loan
  balance for which an
  allowance for credit losses
  is allocated                     $1,387,000      $961,000

Portion of allowance for
  loan losses
  allocated to the impaired
  loan balance                     $  522,000      $336,000

Information regarding impaired loans is as follows for the six months ended June 30, 1997 and 1996:

                                         1997         1996
Average investment in impaired
  loans                            $1,174,000    $271,000

Interest income recognized on
  impaired loans
  including interest income
  recognized on cash basis             35,849         None

Interest income recognized on
  impaired loans on
  cash basis                           30,851         None


NOTE 5 - FEDERAL HOME LOAN BANK BORROWINGS

At June 30, 1997, the Bank had 188 outstanding borrowings from the Federal Home Loan Bank (FHLB). These borrowings carry fixed interest rates ranging from 5.60% to 7.15% and maturities of 10, 15, and 20 years. Monthly principal and interest payments are due on the borrowings. In addition, a principal curtailment of 10% of the outstanding principal balance is due on the anniversary date of each borrowing. FHLB borrowings are collateralized by FHLB stock and a blanket pledge on $18,387,000 of qualifying mortgage loans at June 30, 1997.


NOTE 6 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
WITH OFF-BALANCE SHEET RISK

The Bank grants residential, consumer, and commercial loans to customers located primarily in Holmes and surrounding counties in Ohio. Most loans are secured by specific items of collateral including business assets, consumer assets and residences.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The contract amount of these instruments is not included in the consolidated financial statements. At June 30, 1997 and December 31, 1996, the contract amount of these instruments, which primarily include commitments to extend credit and standby letters of credit, totaled approximately $36,219,000 and $30,111,000, respectively. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

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


ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at June 30, 1997, compared to December 31, 1996, and the consolidated results of operations for the quarterly period ending June 30, 1997 compared to the same period in 1996. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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


FINANCIAL CONDITION

Total securities increased approximately $31.3 million during the first half of 1997 as cash and federal funds sold resulting from deposit growth and loan sales, as discussed below, were invested in higher-yielding securities. Most of the securities purchased were short-term U.S. Treasury notes classified as available for sale and long-term obligations of state and political subdivisions classified as held to maturity. The Bank anticipates purchasing more securities issued by state and political subdivisions in the future to maximize the tax benefit to the Company. Since one of the primary functions of the securities portfolio is to provide a source of liquidity, it is structured such that security maturities and cash flows satisfy the Company's liquidity needs and asset-liability management requirements. At June 30, 1997, approximately 27% of the securities portfolio matures within one year.

Commercial loans increased $6.4 million, or 8.7%, during the first two quarters of 1997. This increase was primarily a result of increased loan demand in the Company's service area as the local economy remains strong. These loans are generally variable-rate and based on the Prime rate. Commercial loans may be unsecured or collateralized by business or farm equipment and are generally of higher risk than residential mortgage loans. In late 1995, the Company began to originate fixed rate one- to four- family mortgage loans, utilizing a matched funds program using FHLB advances of similar maturity to establish an interest rate spread for the estimated duration of the loans. During the first half of 1997, management elected to sell approximately $11 million of the fixed-rate loans. A gain of $220,000 was realized on the sale and the funds were invested in securities. The Bank retained its fixed-rate borrowings from the FHLB to facilitate future fixed rate lending and mitigate volatile rate movements. Management will continue to originate fixed-rate loans, but does not anticipate new borrowings will be necessary in the near term to fund such originations. At June 30, 1997, there were no loans held for sale. Exclusive of the sale of fixed-rate loans, total loans increased approximately $12.6 million or 7.7% during the first six months of 1997.

As a percentage of loans, the allowance for loan losses was 1.33% at June 30, 1997 and 1.28% at December 31, 1996. Impaired loans were approximately $1.4 million, or .84% of total loans, at June 30, 1997, compared to .58% of loans at December 31, 1996. Of the impaired loan balance at June 30, 1997, approximately $893,000 related to one creditor whose loans were restructured in early 1997 and are current at June 30, 1997. The other impaired loans were secured by mortgages on real estate and farm and business equipment. These credits are considered in management's analysis of the allowance for loan losses.

The Bank made minor investments in premises and equipment during the first half of 1997. However, the Bank has purchased a tract of land in Wayne County with the intent to construct another branch office in late 1997. The Company also acquired land in 1995 to build an operation center in 1998. The Company currently leases space for its operations center.

At June 30, 1997, the ratio of loans to deposits was 73.7%, compared to 77.4% at the end of 1996 as total deposits increased approximately $13.1 million, or 6.1%, during the first six months of 1997. Historically, the Bank has experienced a decline in overall deposit balances during the first half of the year. However, in 1997 the Bank received approximately $8.0 million of deposits as a result of a successful bond issue for a local school district.
These funds are in a savings account that is expected to deplete gradually over the next two years. Also, aggressive pricing of certificates of deposit provided growth in deposit balances which management expects to continue through the end of the year.

Total shareholders' equity was increased in part by year-to-date net income of $2.2 million, less $442,000 of cash dividends declared. The cash dividend represents 20.5% of net income for the first half of 1997. Also contributing to capital was the dividend reinvestment program (DRIP) and the purchase of stock by the Bank's 401(k) retirement plan which increased equity approximately $303,000 during the first half of 1997.

The Company and its subsidiary meet all regulatory capital requirements and are considered to be "well capitalized" at June 30, 1997. The Company's ratio of total capital to risk-weighted assets was 15.42% at June 30, 1997, while Tier 1 risk-based capital ratio was 14.18%. Regulatory minimums call for a total risk-based capital ratio of 8%, at least one-half of which must be Tier 1 capital. The Company's leverage ratio was 9.68% at June 30, 1997, which exceeds the regulatory minimum of 3% to 5%.


RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1997 was $2,158,000, or $1.66 per share, as compared to $1,853,000, or $1.44 per share earned during the same period last year, an increase of $305,000, or 16.5%. Second quarter net income was $983,000, or $.76 per share, in 1997, compared to $889,000, or $.69 per share for the second quarter of 1996. The primary factors contributing to these increases were increases in net interest income and other income.

Net interest income was $5,506,000 for the first six months of 1997, a 4.9% increase from 1996. Interest and fees on loans increased $304,000, or 3.9%, which resulted primarily from a higher rate environment and somewhat from a higher volume of loans as the loan sale was not consummated until late March 1997. Also, as deposit funds were invested in securities and federal funds sold, interest on securities increased $621,000 and other interest income increased $197,000 for the first half of 1997, compared to the first half of 1996. Management anticipates using these liquid funds, primarily from federal funds sold and maturities of short-term investments, to fund higher yielding loans. Net interest income for the second quarter of 1997 totaled $2,791,000, up 6.5% from $2,135,000 in 1996.
Most of this increase resulted from additional income from the investment purchases. Income from taxable investments increased $436,000 or 94.6% from the second quarter of 1996 to 1997, while income from nontaxable securities increased $92,000 or 36.6% for the same period.

Interest expense increased $863,000 for the six months ended June 30, 1997, compared to the six months ended June 30, 1996. Approximately $607,000 of this increase was the result of increased volumes on interest-bearing accounts and aggressive interest rates. Other interest expense increased $154,000, resulting from new borrowings from the FHLB during the second half of 1996. For the second quarter of 1997 compared to the same period in 1996, interest expense on deposits increased $430,000 or 21.5%, while interest expense on FHLB borrowings increased $102,000. These increases were primarily volume related, but were also affected by higher rates being paid for the funds.

The provision for loan losses was $99,000 for the second quarter of 1997 and $200,000 during the first half of 1997, which matched the provisions for comparable periods in 1996. These provisions were made in recognition of continued loan origination volume, primarily in the commercial loan portfolio which typically carries a higher risk of loan loss.

Other income for the first half of 1997 increased approximately $248,000, primarily as a result of the gain on the sale of loans discussed above and increased deposit service charge income. Noninterest income for the second quarter of 1997 was stable compared to the same period in 1996.

Other expenses increased $51,000 or 3.1% for the three months ended June 30, 1997 and $128,000, or 4.4%, for the six months ended June 30, 1997, compared to the same periods in 1996. Management continues to monitor the Company's efficiency ratio by maintaining increases in other operating costs at low levels. Salaries and employee benefits increased by 3.5% in the second quarter and 3.0% for the six month period, and state franchise taxes increased as a result of 1996 earnings retention. Ohio's state franchise tax for financial institutions is based on the level of capital at the previous year-end. The provisions for income taxes of $460,000 for the second quarter and $884,000 during the first half of 1997 reflected an effective rate of 31.9% and 29.0%, which matched the comparable periods in 1996.


FORM 10-Q
Quarter ended June 30, 1997
PART II - OTHER INFORMATION


Item 1 -  Legal Proceedings:
There are no matters required to be reported under this item.

Item 2 -  Changes in Securities:
There are no matters required to be reported under this item.

Item 3 -  Defaults Upon Senior Securities:
There are no matters required to be reported under this item.

Item 4 -  Submission of Matters to a Vote of Security Holders:
On April 9, 1997, the Company held the Annual Meeting of Shareholders at which shareholders voted upon the election of three
(3) directors for Class I Nominees for three-year terms expiring in 2000. The results of the voting on these matters were as follows:

        Nominee            Votes for           Withheld

Daniel J. Miller            1,004,427              5,176
Samuel P. Riggle, Jr.       1,004,427              5,176
David C. Sprang             1,004,506              5,097

The following are directors who were not up for election at the meeting and whose terms of office as directors continued after the meeting

Douglas D. Akins
David W. Kaufman
H. Richard Maxwell
J. Thomas Lang
Vivian A. McClelland
Samuel M. Steimel

Item 5 -  Other Information:
There are no matters required to be reported under this item.


FORM 10-Q
Quarter ended June 30, 1997
PART II - OTHER INFORMATION


Item 6 -  Exhibits and Reports on Form 8-K:

(a)  Exhibits

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

11 Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 5 hereof.)

27  Financial Data Schedule


(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter for which this report is filed.



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CSB BANCORP, INC.
                                      (Registrant)




Date: August 13, 1997                /s/ Douglas D. Akins
                                     (Signature)
                                     Douglas D. Akins
                                      President and Chief Executive
                                     Officer




Date: August 13, 1997                /s/ Pamela S. Basinger
                                     (Signature)
                                     Pamela S. Basinger
                                     Financial Officer



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

11          Statement Regarding Computation of Per
            Share Earnings (reference is hereby made to Consolidated Statements of Income on page
            5 hereof.)

27          Financial Data Schedule