Form 10-Q
period 1997-09-30
CSB BANCORP INC /OH
filed 1997-11-13
CIK 880417

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                          FORM 10-Q


_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended:  SEPTEMBER 30, 1997

                           OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


                  Commission file number:  0-21714

                     CSB Bancorp, Inc.
       (Exact name of registrant as specified in its charter)

       Ohio                             34-1687530
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)             Number)


            6 West Jackson Street, Millersburg, Ohio  44654
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

           _X__      Yes       ____ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $6.25 par value  1,306,951 shares outstanding at
                               November 4, 1997

                             FORM 10-Q
                 QUARTER ENDED SEPTEMBER 30, 1997


                   Part I - Financial Information


ITEM 1 - FINANCIAL STATEMENTS (Unaudited)        Page

Consolidated Balance Sheets                       3

Consolidated Statements of Income                 4

Condensed Consolidated Statements of Changes in
   Shareholders' Equity                           6

Condensed Consolidated Statements of Cash Flows   7

Notes to the Consolidated Financial Statements    8


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS                                       14



                       Part II - Other Information

Other Information                                18

Signatures                                       20

                        CONSOLIDATED BALANCE SHEETS
                              (Unaudited)


                                               September 30,      December 31,
                                                   1997                 1996
ASSETS
Cash and noninterest-bearing deposits with banks $  7,920,821       $  7,647,790
Interest-bearing deposits with banks                  151,768          5,669,966
Federal funds sold                                  6,813,000         17,000,000
                                                   ----------         ----------
  Total cash and cash equivalents                  14,885,589         30,317,756
Time deposits with banks                            3,000,000          3,000,000
Securities available for sale, at fair value       30,059,775         14,890,413
Securities held to maturity (Estimated fair
 values of $53,413,141 in 1997 and $37,970,342
 in 1996)                                          52,441,595         37,493,467
Total loans                                       174,038,575        165,141,298
Allowance for loan losses                           2,273,329          2,120,845
                                                  -----------        -----------
  Net loans                                       171,765,246        163,020,453
Premises and equipment, net                         2,985,259          2,563,216
Accrued interest receivable and other assets        3,848,356          2,849,875
                                                  -----------        -----------
    Total assets                                 $278,985,820       $254,135,180
                                                  ===========        ===========

LIABILITIES
Deposits
 Noninterest-bearing                             $ 20,803,513       $ 21,391,610
 Interest-bearing                                 212,724,756        191,947,974
                                                  -----------        -----------
   Total                                          233,528,269        213,339,584
Securities sold under agreements to repurchase      5,793,419          4,738,173
Federal Home Loan Bank borrowings                  11,940,324         11,741,515
Accrued interest payable and other liabilities      1,122,892            889,428
  Total liabilities                               252,384,904        230,708,700


SHAREHOLDERS' EQUITY
Common stock ($6.25 par value; 3,000,000
  shares authorized;
  1,310,151 and 1,298,372 shares issued in
  1997 and 1996, respectively)                      8,188,445          8,114,826
Additional paid-in capital                          4,923,284          4,520,502
Retained earnings                                  13,464,733         10,818,500
Treasury stock at cost: 3,200 shares                  (56,000)           (56,000)
Unrealized gain on securities available
  for sale, net of tax                                 80,454             28,652
                                                   ----------         -----------
     Total shareholders' equity                    26,600,916         23,426,480
                                                   ----------         -----------
  Total liabilities and shareholders' equity     $278,985,820       $254,135,180
                                                  ===========        ============



                                CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)

                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                            1997          1996        1997        1996
Interest income
  Interest and fees on loans              $4,273,078   $3,900,343  $12,374,439  $11,696,904
  Interest on securities
     Taxable                                 819,573      458,649    2,324,589    1,466,865
     Nontaxable                              395,625      252,924    1,017,624      750,632
  Other interest income                      125,928      202,470      586,325      465,765
                                           ---------    ---------   ----------  -----------
    Total interest income                  5,614,204    4,814,386   16,302,977   14,380,166
                                           ---------    ---------   ----------  -----------
Interest expense
  Interest on deposits                     2,538,126    1,977,398    7,242,266    6,074,682
  Other interest expense                     243,387      181,044      722,473      403,747
                                           ---------    ---------    ---------    ---------
      Total interest expense               2,781,513    2,158,442    7,964,739    6,478,429
                                           ---------    ---------    ---------    ---------
Net interest income                        2,832,691    2,655,944    8,338,238    7,901,737

Provision for loan losses                     99,819      100,000      300,243      300,000
                                           ---------    ---------    ---------    ----------
Net interest income after provision
  for loan losses                          2,732,872    2,555,944    8,037,995    7,601,737

Other income
  Service charges on deposit
    accounts                                 180,225      155,493      516,006      457,955
  Other operating income                     179,106      134,201      393,530      361,090
  Gain on sale of OREO                             -      116,090            -      116,090
  Gain on sale of loans                            -            -      220,176            -
  Security losses                                  -       (1,520)           -       (9,283)
                                           ---------    ---------    ---------     ---------
     Total other income                      359,331      404,264    1,129,712      925,852
                                           ---------    ---------    ---------     ---------
Other expense
  Salaries and employee benefits             777,766      753,598    2,292,570    2,224,553
  Occupancy expense                           76,942       80,708      234,291      267,003
  Equipment expense                          121,134      125,913      343,083      344,090
  Deposit insurance premiums                   6,898          186       19,506        1,186
  State franchise tax                         87,078       78,630      256,189      220,380
  Other operating expense                    461,336      483,891    1,419,401    1,372,110
                                           ---------     --------    ---------    ---------
     Total other expense                   1,531,154    1,522,926    4,565,040    4,429,322
                                           ---------    ---------    ---------    ---------



                     CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                   (Unaudited)


                                            Three Months Ended              Nine Months Ended
                                               September 30,                  September 30,
                                           1997            1996           1997           1996
Income before federal income taxes      1,561,049      1,437,282       4,602,667      4,098,267
Provision for income taxes                408,700        365,000       1,292,401      1,172,800
                                        ---------      ---------       ---------      ---------
Net income                             $1,152,349     $1,072,282      $3,310,266     $2,925,467
                                        =========      =========       =========      =========
Earnings per common share            $       0.88     $     0.83      $     2.55     $     2.27
                                      ===========       ========      ==========      =========

Weighted average shares
  outstanding                           1,304,234      1,289,130       1,300,690      1,287,440
                                      ===========      =========      ==========      =========

                      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                                IN SHAREHOLDERS' EQUITY
                                     (Unaudited)
                                     Three Months Ended        Nine Months Ended
                                        September 30,             September 30,
                                     1997          1996        1997          1996
Balance at beginning of period   $25,444,972   $21,898,808   $23,426,480   $20,342,763

Net income                         1,152,349     1,072,282     3,310,266     2,925,467

Common stock issued under
  the dividend reinvestment
  program and 401(k) plan            173,635        60,495       476,401       164,306

Cash dividends ($0.17 and $0.51
  per share in 1997; $.125 and
  $.375 per share in 1996)          (221,902)     (161,149)     (664,033)     (482,748)

Change in unrealized gain/loss
  on securities available for sale    51,862         8,783        51,802       (70,569)
                                    --------      ---------     ---------     ---------
Balance at end of period         $26,600,916   $22,879,219   $26,600,916   $22,879,219
                                  ==========    ==========    ==========    ===========


See notes to the consolidated financial statements.






                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                       1997      1996
Net cash from operating activities              $  2,779,919   $ 3,384,212

Investing activities
  Securities available for sale
    Proceeds from maturities                       7,000,000     7,000,000
    Purchases                                    (21,959,913)   (4,854,828)
  Securities held to maturity
    Proceeds from maturities, calls
      and repayments                               9,181,211     7,805,766
    Purchases                                    (24,109,272)   (4,607,588)
  Net increase in loans                          (19,629,433)   (8,553,942)
  Loan sale proceeds                              10,766,167
  Purchase of premises and equipment, net           (715,954)     (267,992)
  Proceeds from sale of other real estate                  -       240,090
                                                  -----------    ----------
    Net cash from investing activities           (39,467,194)   (3,238,494)
                                                  -----------    ----------
Financing activities
   Net change in deposits                         20,188,685    (6,414,867)
   Net change in repurchase agreements             1,055,246    (1,124,349)
   Advances on FHLB borrowings                     1,289,309     8,628,494
   Principal payments on FHLB borrowings          (1,090,500)     (166,033)
   Cash dividends paid, net of dividend
     reinvestment                                   (476,115)     (356,514)
   Shares issued for 401(k) Plan                     288,483        38,072
                                                 ------------   -----------
     Net cash from financing activities           21,255,108       604,803
                                                 ------------   -----------
Change in cash and cash equivalents              (15,432,167)      750,521

Cash and cash equivalents at
   beginning of period                            30,317,756    22,049,697
                                                 -----------    -----------
Cash and cash equivalents at end of period      $ 14,885,589   $22,800,218
                                                 ===========    ==========


Supplemental disclosures
   Cash paid for income taxes                   $  1,323,866   $ 1,064,000
   Cash paid for interest                          7,956,723     6,518,529



See notes to the consolidated financial statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include accounts of CSB Bancorp, Inc. ("CSB" or "the Company") and its wholly-owned subsidiary, The Commercial and Savings Bank ("the Bank"). All significant intercompany transactions and balances have been eliminated.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of CSB at September 30, 1997, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for CSB for the year ended December 31, 1996, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loans that, in management's judgment, should be charged-off.

Loan impairment is reported when full payment of principal and interest under the loan terms is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing interest rate. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification.

Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans and automobile, home equity and second mortgage loans less than $100,000. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements: Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," revises accounting treatment for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. SFAS No. 125 did not materially impact the Company's financial statements for any period presented.

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

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet at September 30, 1997 and December 31, 1996 are as follows:

                                            September 30, 1997
                                            Gross       Gross       Estimated
                               Amortized  Unrealized   Unrealized    Fair
                                  Cost       Gains      Losses       Value
Available for sale
  Debt securities
    U.S. Treasury securities  $18,016,370  $   77,067         -   $18,093,437
    U.S. Government agencies    9,986,606      47,832 $  (3,000)   10,031,438
                               ----------    -------- ----------   ----------
    Total debt securities      28,002,976     124,899    (3,000)   28,124,875
  Other securities              1,934,900           -         -     1,934,900
                               ----------    -------- ----------   ----------
    Total securities available
     for sale                 $29,937,876  $  124,899 $  (3,000)  $30,059,775
                               ==========   ========= ==========   ==========
Held to maturity
    U.S. Treasury securities  $14,091,718  $  136,571 $  (2,883)  $14,225,406
    U.S. Government agencies    6,549,906       3,508    (3,081)    6,550,333
    Obligations of state and
      political subdivisions   31,799,971     943,573  (106,142)   32,637,402
                               ----------   ---------  ---------   ----------
     Total debt securities
       held to maturity       $52,441,595  $1,083,652 $(112,106)  $53,413,141
                               ==========   =========  =========   ==========

NOTE 2 - SECURITIES (Continued)
                                               December 31, 1996
                                              Gross       Gross    Estimated
                                Amortized   Unrealized  Unrealized   Fair
                                   Cost       Gains       Losses     Value
Available for sale
  Debt securities
      U.S. Treasury securities  $11,025,400  $ 47,599   $   (186)  $11,072,813
      U.S. Government agencies    2,000,000         -     (4,000)    1,996,000
                                 ----------   --------   --------   ----------
     Total debt securities       13,025,400    47,599     (4,186)   13,068,813
  Other securities                1,821,600         -           -    1,821,600
    Total securities available
       for sale                 $14,847,000  $ 47,599   $  (4,186) $14,890,413
                                 ==========   =======   ==========  ==========
Held to maturity
  U.S. Treasury securities      $11,030,882  $116,799   $  (9,947) $11,137,734
  U.S. Government agencies        7,011,135     4,413      (6,361)   7,009,187
  Obligations of state and
    political subdivisions       19,440,275   499,363    (127,342)  19,812,296
  Mortgage-backed securities         11,175         -         (50)      11,125
                                 ----------   --------   ---------  ----------
     Total debt securities
      held to maturity          $37,493,467  $620,575   $(143,700) $37,970,342
                                 ==========   =======    =========  ==========
/TABLE

One agency security of $1,000,000 was transferred from the available-for-sale category to held-to-maturity during the first quarter of 1996. The transfer into held-to-maturity occurred at the fair value of the security on the date of the transfer, which approximated amortized cost.

No securities were sold during the first nine months of 1997 or 1996. Losses on calls of securities held to maturity were $9,283 during the nine months ended September 30, 1996.

The amortized cost and estimated fair values of debt securities at September 30, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.


NOTE 2 - SECURITIES (Continued)

                                                Estimated
                                    Amortized    Fair
                                      Cost       Value
Available for sale
  Debt securities
  Due in one year or less        $ 9,988,872  $10,007,680
  Due in one to five years        18,014,104   18,117,195
                                  ----------   ----------
Total debt securities
 available for sale              $28,002,976  $28,124,875
                                  ==========   ==========
Held to maturity
  Debt securities
  Due in one year or less        $ 8,122,467  $ 8,141,105
  Due in one to five years        17,835,413   18,111,900
  Due in five to ten years        13,683,439   14,141,813
  Due after ten years             12,800,276   13,018,323
                                  ----------   ----------
Total debt securities held to
   maturity                      $52,441,595  $53,413,141
                                  ==========   ==========

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                          September 30, 1997   December 31, 1996

Commercial                $  78,884,306         $ 73,404,483
Commercial real estate       29,486,485           22,991,254
Residential real estate      44,922,213           49,254,612
Installment and credit card  18,286,177           16,730,089
Construction                  2,459,394            2,760,860
                            -----------          -----------
Total loans                $174,038,575         $165,141,298
                            ===========          ===========

During the first nine months of 1997, the Bank received $10,776,167 in proceeds from residential mortgage loan sales. A gain of $220,176 was recognized on this sale. No loans were sold during the first nine months of 1996.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the nine months ended September 30, 1997 and 1996 is as follows:

                                 1997       1996

Balance - January 1           $2,120,845   $1,830,250
Loans charged off               (189,132)     (82,248)
Recoveries                        41,373       20,718
Provision for loan losses        300,243      300,000
                               ---------    ---------
Balance - September 30        $2,273,329   $2,068,720
                               =========    =========

Information regarding impaired loans at September 30, 1997 and December 31, 1996 is as follows:

                              September 30,  December 31,
                                   1997         1996

Balance of impaired loans    $1,384,000     $  961,000
Less portion for which no
  allowance for loan
  losses is allocated                 0              0
                              ---------      ----------
Portion of impaired loan
  balance for which an
  allowance for credit losses
  is allocated               $1,384,000     $  961,000
                              =========      =========
Portion of allowance for
  loan losses
  allocated to the impaired
  loan balance               $  437,000     $  336,000
                              =========      =========

Information regarding impaired loans is as follows for the nine months ended September 30, 1997 and 1996:

                                1997            1996
Average investment in
  impaired loans             $1,173,000     $  264,000

Interest income recognized
  on impaired loans
  including interest income
  recognized on cash
   basis                         54,801        None

Interest income recognized
 on impaired loans on
  cash basis                     45,899        None


NOTE 5 - FEDERAL HOME LOAN BANK BORROWINGS

At September 30, 1997, the Bank had 188 outstanding borrowings from the Federal Home Loan Bank (FHLB). These borrowings carry fixed interest rates ranging from 5.60% to 7.15% and maturities of 10, 15, and 20 years. Monthly principal and interest payments are due on the borrowings. In addition, a principal curtailment of 10% of the outstanding principal balance is due on the anniversary date of each borrowing. FHLB borrowings are collateralized by FHLB stock and a blanket pledge on $17,910,000 of qualifying mortgage loans at September 30, 1997.


NOTE 6 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
WITH OFF-BALANCE SHEET RISK

The Bank grants residential, consumer, and commercial loans to customers located primarily in Holmes and surrounding counties in Ohio. Most loans are secured by specific items of collateral including business assets, consumer assets and residences.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The contract amount of these instruments is not included in the consolidated financial statements. At September 30, 1997 and December 31, 1996, the contract amount of these instruments, which primarily include commitments to extend credit and standby letters of credit, totaled approximately $31,474,000 and $30,111,000, respectively. Substantially, all committments and letters of credit carry adjustable rates of interest. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

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

Occasionally, various contingent liabilities arise that are not recorded in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at September 30, 1997, compared to December 31, 1996, and the consolidated results of operations for the quarterly and nine month periods ending September 30, 1997, compared to the same periods in 1996. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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


FINANCIAL CONDITION

Total securities increased approximately $30.1 million during the first nine months of 1997 as cash and federal funds sold resulting from deposit growth and loan sales, as discussed below, were deployed into investments, and federal funds were invested in higher-yielding securities. Most of the securities purchased were short-term U.S. Treasury notes classified as available for sale and long-term obligations of state and political subdivisions classified as held to maturity. Management anticipates purchasing more securities issued by state and political subdivisions in the future to maximize the tax benefit to the Company. Since one of the primary functions of the securities portfolio is to provide a source of liquidity, it is structured such that security maturities and cash flows satisfy the Company's liquidity needs and asset-liability management requirements. At September 30, 1997, approximately 23% of the securities portfolio matures within one year.

Commercial loans increased $5.5 million, or 7.5%, during the first nine months of 1997. This increase was primarily a result of increased loan demand in the Company's service area as the local economy remains strong. These loans are generally variable-rate and based on the Prime rate. Commercial loans may be unsecured or collateralized by business or farm equipment and are generally of higher risk than residential mortgage loans. Commercial real estate loans increased $6.5 million, or 28.3%, during the first nine months of 1997. This increase was primarily due to additional variable-rate borrowings from existing loan customers on commercial real estate in the Company's market area. In late 1995, the Company began to originate fixed rate one-to-four family mortgage loans, utilizing a matched funds program using FHLB advances of similar maturity to establish an interest rate spread for the estimated duration of the loans. During the first nine months of 1997, management elected to sell approximately $10.8 million of the fixed-rate loans.
  A gain of $220,000 was realized on the sale and the funds were invested in securities. The Bank retained its fixed-rate borrowings from the FHLB to facilitate future fixed rate lending and mitigate volatile rate movements. Management will continue to originate fixed-rate loans, but does not anticipate new borrowings will be necessary in the near term to fund such originations. At
September 30, 1997, there were no loans held for sale. Exclusive of the sale of fixed-rate loans, total loans increased approximately
$19.6 million, or 12.0%, during the first nine months of 1997.

As a percentage of loans, the allowance for loan losses was 1.31% at September 30, 1997 and 1.28% at December 31, 1996. Impaired loans were approximately $1.4 million, or .80% of total loans, at September 30, 1997, compared to .58% of loans at December 31, 1996. Of the impaired loan balance at September 30, 1997, approximately $890,000 related to one creditor whose loans were restructured in early 1997 and are current at September 30, 1997. The other impaired loans were secured by mortgages on real estate and farm and business equipment. These credits are considered in management's analysis of the allowance for loan losses.

The Bank has purchased a tract of land in Wayne County, on which it is constructing another branch office, with a planned opening in the first quarter of 1998. The Company also acquired land in 1995 to build an operation center in 1998. The Company currently leases space for its operations center.

At September 30, 1997, the ratio of loans to deposits was 74.5%, compared to 77.4% at the end of 1996, as total deposits increased approximately $20.2 million, or 9.5%, during the first nine months of 1997. In 1997, the Bank received approximately $8.0 million of deposits as a result of a successful bond issue for a local school district. These funds are in a savings account that is expected to deplete gradually over the next two years. Also, aggressive pricing of certificates of deposit provided growth in deposit balances which management expects to continue through the end of the year.

Total shareholders' equity was increased in part by year-to-date net income of $3.3 million, less $664,000 of cash dividends declared. The cash dividend represents 20.1% of net income for the first nine months of 1997, compared to 16.5% for the same period in 1996. Also contributing to capital was the dividend reinvestment program (DRIP) and the purchase of stock by the Bank's 401(k) retirement plan, which increased equity approximately $476,000 during the first nine months of 1997.

The Company and its subsidiary meet all regulatory capital requirements and are considered to be "well capitalized" at September 30, 1997. The Company's ratio of total capital to risk-weighted assets was 15.55% at September 30, 1997, while Tier 1 risk-based capital ratio was 14.32%. Regulatory minimums call for a total risk-based capital ratio of 8%, at least one-half of which must be Tier 1 capital. The Company's leverage ratio was 9.64% at September 30, 1997, which exceeds the regulatory minimum of 3% to 5%.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1997, was $3.3 million, or $2.55 per share, as compared to $2.9 million, or $2.27 per share, earned during the same period last year, an increase of $385,000 or 13.2%. Third quarter net income was $1.2 million, or $.88 per share, in 1997, compared to $1.1 million, or $.83 per share for the third quarter of 1996. The primary factors contributing to these increases were increases in net interest income and other income.

Net interest income was $8.3 million for the first nine months of 1997, a 5.5% increase from 1996. Interest and fees on loans increased $678,000, or 5.8%, which resulted primarily from a higher rate environment and somewhat from a higher volume of loans as the loan sale was not consummated until late March, 1997. Also, as deposit funds were invested in securities and federal funds sold, interest on securities increased $1.1 million and other interest income increased $121,000 for the first nine months of 1997, compared to the first nine months of 1996. Management anticipates using liquid funds, primarily from federal funds sold and maturities of short-term investments, to fund higher yielding loans. Net interest income for the third quarter of 1997 totaled $2.8 million, up 6.7% from $2.7 million in 1996. Most of this increase resulted from growth in interest earning assets. Income from taxable investments increased $361,000, or 78.7%, from the third quarter of 1996 to 1997, while income from nontaxable securities increased $143,000, or 56.4%, for the same period.

Interest expense increased $1.5 million for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. Approximately $1.2 million of this increase was the result of increased volumes on interest-bearing accounts and aggressive interest rates. Other interest expense increased $319,000, resulting from new borrowings from the FHLB during the second half of 1996. For the third quarter of 1997 compared to the same period in 1996, interest expense on deposits increased $561,000 or 28.4%, while interest expense on borrowings increased $62,000. These increases were primarily volume related, but were also affected by higher rates being paid for the funds.

The provision for loan losses was $100,000 for the third quarter of 1997 and $300,000 during the first nine months of 1997, which matched the provisions for comparable periods in 1996. These provisions were made in recognition of continued loan origination volume, primarily in the commercial loan portfolio which typically carries a higher risk of loan loss.

Other income for the first nine months of 1997 increased approximately $204,000, primarily as a result of the gain on the sale of loans discussed above and increased deposit service charge income. Noninterest income for the third quarter of 1997 decreased by $45,000, or 11.1%, due primarily to a $116,000 decrease in gain on sale of OREO, which was partially offset by a $45,000 increase in other operating income.

Other expenses increased $136,000, or 3.1%, for the nine months ended September 30, 1997, but remained stable for the three months ended September 30, 1997, compared to the same period in 1996. Management continues to monitor the Company's efficiency ratio by maintaining increases in other operating costs at low levels. Salaries and employee benefits increased by 3.2% in the third quarter and 3.1% for the nine month period, and state franchise taxes increased as a result of 1996 earnings retention. Ohio's state franchise tax for financial institutions is based on the level of capital at the previous year-end. The provisions for income taxes of $409,000 for the third quarter and $1.3 million for the first nine months of 1997 reflected an effective rate of 26.2% and 28.1%, which matched the comparable periods in 1996.

                               FORM 10-Q
                     Quarter ended September 30, 1997
                         PART II - OTHER INFORMATION


Item 1 - Legal Proceedings:
There are no matters required to be reported under this item.

Item 2 - Changes in Securities:
There are no matters required to be reported under this item.

Item 3 - Defaults Upon Senior Securities:
There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:
There are no matters to be reported under this item.

Item 5 - Other Information:
There are no matters required to be reported under this item.

                             FORM 10-Q
                  Quarter ended September 30, 1997
                   PART II - OTHER INFORMATION


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



                                    CSB BANCORP, INC.
                                      (Registrant)


Date:  November 10, 1997            /s/ Douglas D. Akins
                                       (Signature)
                                       Douglas D. Akins
                                       President
                                       Chief Executive Officer




Date:  November 10, 1997           /s/ A. Lee Miller
                                       (Signature)
                                       A. Lee Miller
                                       Senior Vice President
                                       Chief Financial Officer


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