Form 10-K
period 1997-12-31
CSB BANCORP INC /OH
filed 1998-03-31
CIK 880417

Page 1 of 65 pages
                                         Exhibit Index on
                                         page 17

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D.C. 20549
                      FORM 10-K


(Mark one)
___X_____   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

__________ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   __X___    No   _______

Indicate by check mark if disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
______

At March 12, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $61.50 per share (such price being the average of the bid and asked prices on such date) was $73,083,000.

At March 12, 1998, there were 1,317,387 of the registrant's Common
Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's 1997 Annual Report to Shareholders (Parts
I and II)
Portions of Registrant's Definitive Proxy Statement for the April 8, 1998 Annual Meeting of Shareholders (Part III)


                                  PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

CSB Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Ohio on June 28, 1991, at the direction of management of The Commercial & Savings Bank (the "Bank") for the purpose of becoming a bank holding company by acquiring all outstanding shares of the Bank. The Company acquired all such shares of the Bank following an interim bank merger, which transaction was consummated on January 31, 1992. The Bank is a commercial bank chartered under the laws of the State of Ohio and was organized in 1879. The Bank is the wholly-owned subsidiary of the Company and its only significant asset.

The Bank provides retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, night depository facilities and trust services. The Bank is a member of the Federal Reserve System, is insured by the Federal Deposit Insurance Corporation and is regulated by the Ohio Division of Financial Institutions.

The Company, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Holmes County and portions of surrounding counties in Ohio. The general economic conditions in the Company's market area have been sound. Unemployment statistics have generally been among the lowest in the state of Ohio and real estate values have been stable to rising.

Certain risks are involved in granting loans, primarily related to the borrowers' ability and willingness to repay the debt. Before the Bank extends a new loan to a customer, these risks are assessed through a review of the borrower's past and current credit history, collateral being used to secure the transaction in the event the customer does not repay the debt, borrower's character and other factors. Once the decision has been made to extend credit, the Bank's independent loan review function monitors these factors throughout the life of the loan. All credit relationships of $500,000 or more are reviewed quarterly. Relationships of $250,000 to $499,999 are reviewed semi-annually, and a sample of ten relationships of $100,000 to $249,999 is reviewed quarterly. In addition, any loan identified as a problem credit by management or during the loan review is assigned to the Bank's "watch loan list," and is subject to ongoing review by the loan review function to ensure appropriate action is taken when deterioration has occurred.


Commercial loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily based on their ability to repay the loan from the cash flow of the business. Such loans are typically secured by business assets such as equipment and inventory, and occasionally by the business owner's principal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to consumer lending, which includes single-family residence, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances, are generally dependent on the cash flow of the business, and thus may be subject to a greater extent to adverse conditions in the general economy or in a specific industry. Management reviews the borrower's cash flows when deciding whether to grant the credit to evaluate whether estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.

Commercial real estate loans are primarily secured by borrower-occupied business real estate and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry adjustable interest rates.
Commercial real estate loans are generally originated with a loan-to-value ratio of 75% or less. Management performs much the same analysis when deciding whether to grant a commercial real estate loan as when deciding whether to grant a commercial loan.

Residential real estate loans carry an approximately equal amount of fixed versus variable rates, and are secured by the borrower's residence. Such loans are made based on the borrower's ability to make repayment from employment and other income. Management assesses the borrower's ability to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 90% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Construction loans are secured by residential and business real estate that generally will be occupied by the borrower on completion. While not contractually required to do so, the Bank usually makes the permanent loan at the end of the construction phase. Construction loans also are made in amounts of 90% or less of the value of the collateral.

Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Consumer loans for the purchase of new automobiles generally do not exceed 80% of the purchase price of the car. Loans for used cars generally do not exceed average wholesale or trade-in values as stipulated in a recent auto-industry used-car price guide. Credit card and overdraft protection loans are unsecured personal lines of credit to individuals of demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, absence of collateral. Since these loans are generally repaid from ordinary income of the individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or by general decline in economic conditions. The Bank assesses the borrower's ability to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.


Employees

At December 31, 1997, the Bank employed 107 employees, 94 of which were employed on a full-time basis. The Company has no separate employees not also employed by the Bank.


Competition

The Bank operates in a highly-competitive industry due to Ohio law permitting statewide branching by banks, savings and loan associations and credit unions. Ohio law also permits nationwide interstate banking on a reciprocal basis. In its primary market area of Holmes and surrounding counties, the Bank competes for new deposit dollars and loans with several other commercial banks, both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. The ability to generate earnings is impacted, in part, by competitive pricing on loans and deposits and by changes in the rates on various U.S. Treasury and State and political subdivision issues which comprise a significant portion of the Bank's investment portfolio, and which rates are used as indices on several loan products. The Bank believes its presence in the Holmes County area, as the financial institution with the largest local asset base, provides the Bank with a competitive advantage due to its large asset base and ability to make loans and provide services to the local community.


Supervision and Regulation

The Bank is subject to supervision, regulation and periodic examination by the State of Ohio Superintendent of Financial Institutions and the Federal Reserve Board. Because the Federal Deposit Insurance Corporation insures its deposits, the Bank is also subject to certain regulations of that federal agency. The earnings of the Bank are affected by state and federal laws and regulations, and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, requirements on maintenance of reserves against deposits, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, certain restrictions on banks' relationships with many phases of the securities business and capital adequacy and liquidity restraints.


Year 2000 Issue

Many computer programs use only two digits to identify a year in the date field and were apparently designed and developed without considering the impact of the upcoming change in the century. Such programs could erroneously read entries for the Year 2000 as the Year 1900. This could result in major systems failures and miscalculations. Rapid and accurate data processing is essential to the operations of the financial institutions, such as the Company. The Company has formed a Year 2000 committee to assess the extent to which it and its outside vendors may be adversely affected by the Year 2000 problems. Management has determined that most programs are or will be capable of identifying the turn of the century. The issue is closely monitored by management and full compliance is expected by the end of 1998. While the Company does not anticipate that any Year 2000 computer problems or expenses required to correct such problems will materially affect its financial condition or results of operations, no assurance can be given in this regard.


Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of required disclosures in the Company's 1997 Annual Report to Shareholders (the "Annual Report").


I.  Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential

A&B. Average Balance Sheet and Related Analysis of Net Interest
Earnings

The information set forth under the heading "Average Balances, Rates and Yields" on page 17 and 18 of the CSB Bancorp Inc. 1997 Annual
Report to Shareholders (the "Annual Report") is incorporated herein by reference.

C. Interest Differential

The information set forth under the heading "Rate/Volume Analysis of Changes in Income and Expense" on page 18 of the Annual Report is incorporated herein by reference.

II. SECURITIES PORTFOLIO

A. The following is a schedule of the carrying value of securities at December 31, 1997, 1996 and 1995.

(In thousands of dollars)              1997       1996       1995
Securities available for sale
 (at fair value)
  U.S. Treasury securities          $16,094     $11,073   $11,104
  U.S. Government corporations
    and agencies                     10,013       1,996     6,010
  Other securities                    1,935       1,821       888
                                     ------      ------    -------
                                    $28,042     $14,890   $18,002
                                     ======      ======    =======
Securities held to maturity
  (at amortized cost)
   U.S. Treasury securities         $15,122     $11,031   $10,047
   U.S. Government corporations
     and agencies                     7,540       7,011     8,024
   Obligations of states and
    political subdivisions           35,723      19,440    17,069
   Mortgage-backed securities            --          11     1,499
                                     ------      ------    ------
                                    $58,385     $37,493   $36,639
                                     ======      ======    ======
B. The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 1997:




(In thousands of dollars)
                                                         Maturing
                                              After One          After Five
                            One Year        Year Through        Years Through        After
                            or Less          Five Years           Ten Years        Ten Years
                       Amount      Yield   Amount    Yield     Amount    Yield  Amount    Yield
Available for sale
  U.S. Treasury       $6,000        5.56%  $10,095   6.22%
  U.S. Government
   corporations
   and agencies        2,000        5.80     8,013   6.46
                       -----        ----    ------   ----
     Total            $8,000        5.62%  $18,108   6.33%
                       =====        ====    ======   ====
Held to maturity
  U.S. Treasury       $4,994        5.48%  $10,026   6.45%                      $   102    7.86%
  U.S. Government
   corporations
   and agencies        2,002        6.41     5,538   5.98                                  7.36
  Obligations of
   states and
   political
   subdivisions        1,005        9.19     4,493   8.62   $14,740     7.62%    15,485    7.36
                       -----        ----     -----  ------   ------    -----     ------    ----
     Total            $8,001        6.17%  $20,057   6.80%  $14,740     7.62%   $15,587    7.36%
                       =====        ====    ======  =====    ======    =====     ======

The weighted average yields are calculated using amortized cost of investments and are based on coupon rates for securities purchased at par value, and on effective interest rates considering amortization or accretion if securities were purchased at a premium or discount. The weighted average yield on tax exempt obligations is presented on a taxable-equivalent basis based on the Company's marginal federal income tax rate of 34%. Other securities consist of Federal Reserve Bank and Federal Home Loan Bank stock bearing no stated maturity or yield and are not included in this analysis.

C. Excluding holdings of U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer which exceeded 10% of the Company's consolidated shareholders' equity at December 31, 1997.


III.  LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:

(In thousands         1997      1996     1995     1994      1993
of dollars)
Commercial       $ 80,261  $ 72,917  $ 67,836  $ 59,068  $ 57,254
Commercial
  real estate      30,408    22,991    22,858    22,700    21,272
Residential real
  estate           49,049    50,874    43,995    39,167    31,465
Construction        3,508     3,249     2,477     2,802     2,523
Installment and
 credit card       16,450    15,110    15,453    13,507    12,398
                  -------    ------   -------   -------    ------
Total loans      $179,676  $165,141  $152,619  $137,244  $124,912
                  =======   =======   =======   =======   =======

B. Maturities and Sensitivities of Loans to Changes in Interest
Rates - The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding real estate mortgage and installment loans, as of December 31, 1997:

                                     Maturing
                  One Year   One Through  After Five
(In thousands     or Less    Five Years     Years      Total
of dollars)

Commercial        $34,420     $15,532      $30,309   $ 80,261
Commercial
 real estate        1,426       1,714       27,268     30,408
Construction        3,508                               3,508
                   ------      -------     -------    -------
Total             $39,354     $17,246      $57,577   $114,177
                   ======      =======     =======    =======

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and real estate construction loans due after one year from December 31, 1997.



                                 Fixed         Variable
(In thousands of dollars)         Rate          Rate
Total commercial,
  commercial real estate and
  construction loans due after
  one year                      $7,444        $67,379
                                 =====         ======
C. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans.

                                   December 31
(In thousands of dollars)     1997    1996   1995   1994   1993

(a) Loans accounted for on a
      nonaccrual basis       $  494  $174    $228  $  611  $302
(b) Accruing loans which are
     contractually past due
     90 days or more as to
     interest or principal
     payments                   746   573     343     590   394
(c) Loans which are "troubled
     debt restructuring" as
     defined in Statement of
     Financial Accounting
     Standards No. 15
     (exclusive of loans in
     (a) or (b) above):          -0-   -0-     -0-     -0-   -0-
                              -----   -----   ----   ----   ----
Totals                       $1,240  $747    $571  $1,201  $696
                              =====  ======   ====  =====   ===

The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that collection of interest is doubtful, when commercial loans are past due as to principal and interest 90 days or more or when mortgage and consumer loans are past due as to principal and interest 120 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible. In such cases, loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond due date. When loans are placed on nonaccrual, any accrued interest is charged against interest income.

(d) Impaired Loans - Information regarding impaired loans at
December 31, 1997, 1996 and 1995 is as follows:

(In thousands of dollars)                 1997   1996   1995

Balance of impaired loans at December 31 $1,384  $961  $228

Less portion for which no allowance
 for loan loss is allocated                   0     0     0
                                           ----   ----  ----
Portion of impaired loan balance for
  which an allowance for loan losses
  is allocated                           $1,384  $961  $225
                                          =====  ====   ====

Portion of allowance for loan losses
 allocated to the impaired loan
 balance at December 31                  $  437  $336  $ 40
                                          =====  ====   ====

Interest income recognized in impaired loans during the year represented $76,000 while $106,000 would have been recognized under the contractual terms of the loans.

Impaired loans are comprised of commercial and commercial real estate loans, and are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at ,fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans.

Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first-mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second-mortgage loans less than $100,000. Such loans are included in nonaccrual and past due disclosures in (a) and (b) above, but not in the impaired loan totals. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

2. Potential Problem Loans - At December 31, 1997, no loans were identified that management has serious doubts about the borrowers' ability to comply with present loan repayment terms and that are not included in item III.C.1. above.

3. Foreign Outstandings - There were no foreign outstandings during any period presented.

4. Loan Concentrations - As of December 31, 1997, there are no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A. above.

D. Other Interest-Bearing Assets - As of December 31, 1997, there are no other interest-bearing assets required to be disclosed under
Item III.C.1. or 2. if such assets were loans.



IV. SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:


(In thousands of dollars)     1997      1996      1995      1994      1993
LOANS
 Average loans
  outstanding during
  period                    $168,823   $157,274  $146,816  $131,440 $121,332
                             =======    =======   =======   =======  =======
ALLOWANCE FOR LOAN
 LOSSES
 Balance at beginning of
  period                    $  2,121   $  1,830  $  1,558  $  1,312 $  1,203
 Loans charged off:
  Commercial                     (37)       (11)      (59)       (4)    (196)
  Commercial real
   estate                         (0)        (0)     (113)      (34)      (0)
  Residential real
   estate                         (0)        (0)       (0)       (0)      (5)
  Installment and credit
   card                         (187)      (125)     (121)      (74)    (164)
                            ---------    -------   -------   ------   -------
      Total loans
       charged off              (224)      (136)     (293)     (112)    (365)
                            =========    =======   =======   ======   =======
 Recoveries of loans
  previously charged off:
  Commercial                       2          2        12         9        6
  Commercial real
   estate                          0          0         0         0        0
  Residential real
   estate                          9          0         0         7        7
  Installment                     41         25        38        42       71
                             -------     ------     ------   ------    ------
      Total loan
       recoveries                 52         27        50        58       84
                              ------    -------    ------    ------    ------

 Net loans charged off          (172)      (109)     (243)      (54)    (281)
 Provision charged to
  operating expense              400        400       515       300      390
                              ------    -------    -------   ------    ------
Balance at end of period    $  2,349   $  2,121  $  1,830  $  1,558 $  1,312
                             =======    =======   ========   ======   =======
Ratio of net charge-offs to
 average loans outstanding
 for period                      .10%       .07%      .17%      .04%     .23%



Allowance for loan losses balance and provision charged to expense are determined by management based on periodic reviews of the loan portfolio, past loan loss experience, economic conditions and various other circumstances subject to change over time. In making this judgment, management reviews selected large loans, as well as impaired loans, other delinquent, nonaccrual and problem loans and loans to industries experiencing economic difficulties. The collectibility of these loans is evaluated after considering current operating results and financial position of the borrower, estimated market value of collateral, guarantees and the Company's collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and amount of such loss are formed on these loans, as well as other loans taken together.

B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-offs that occur.





                                     Allocation of the Allowance for Loan Losses
(In thousands of dollars)    Percentage of             Percentage of             Percentage of
                             Loans in Each             Loans in Each             Loans in Each
                   Allowance Category to    Allowance  Category to   Allowance   Category to
                   Amount    Total Loans    Amount     Total Loans   Amount      Total Loans
                       December 31, 1997        December 31, 1996        December 31, 1995
Commercial         $  719      44.67%       $  634      44.15%        $  497      44.45%
Commercial real
 estate               465      16.92           425      13.92            551      14.98
Residential real
 estate               245      27.30           109      30.81            148      28.83
Construction            0       1.95             0       1.97              0       1.62
Installment and
 credit card          141       9.16           139       9.15            219      10.12
Unallocated           779                      814                       415
                    -----     ------         -----     -------         ------     -----

   Total           $2,349     100.00%       $2,121     100.00%        $1,830     100.00%
                    =====     ======         =====    ========         ======    =======





                                Percentage of               Percentage of
                                Loans in Each               Loans in Each
                 Allowance      Category to    Allowance    Category to
                 Amount         Total Loans    Amount       Total Loans
                     December 31, 1994            December 31, 1993
Commercial       $  710          43.04%        $  266         45.84%
Commercial real
 estate             148          16.54            257         17.03
Residential real
 estate             118          28.54            102         25.19
Construction          0           2.04              0          2.02
Installment and
 credit card        175           9.84            149          9.92
Unallocated         407                           538
                  -----          -----           ----         -----
   Total         $1,558         100.00%        $1,312        100.00%
                  =====         ======          =====        ======

V. DEPOSITS

A. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:


                                  Average                         Average
                             Amounts Outstanding                Rate Paid
                            Year ended December 31       Year ended December 31
                           1997        1996      1995     1997    1996     1995
(In thousands of dollars)
Noninterest-bearing
 demand                   $ 20,920   $ 20,140  $ 19,122  N/A      N/A      N/A
Interest-bearing demand
 deposits                   35,148     35,625    36,396  1.99%    2.05%    2.18%
Savings deposits            35,559     27,564    26,819  3.47     3.03     3.03
Time deposits              135,565    116,280   109,582  5.82     5.72     5.80
                           -------    -------   -------  ----    ------   ------
   Total deposits         $227,192   $199,609  $191,919
                           =======    =======   =======


D. The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 1997:


(In thousands of dollars)
Three months or less               $ 6,352
Over three through six months        6,384
Over six through twelve months      12,669
Over twelve months                   5,239
                                   -------
     Total                         $30,644
                                   =======
C. and E. There were no foreign deposits in any period presented.


VI. RETURN ON EQUITY AND ASSETS

                                        1997     1996       1995

Return on average assets                1.62%    1.65%      1.69%
Return on average shareholders' equity  17.32   17.47      19.17
Dividend payout ratio                   29.88   27.67      23.13
Average shareholders' equity to
 average assets                          9.38    9.47       8.80


VII. SHORT-TERM BORROWINGS

This item is not required for the Company because the average outstanding balance of short-term borrowings for the years ending
December 31, 1997, 1996 and 1995 were less than 30 percent of shareholders' equity at December 31, 1997, 1996 and 1995.

ITEM 2 - PROPERTIES

The Bank owns and operates its main office at Six West Jackson
Street, Millersburg, Ohio 44654. The Bank also operates seven branches and two other properties are owned or leased as noted below:

1. The Berlin Branch, 4585 S. R. 39, Suite B, Berlin, Ohio 44610
(leased)
2. The South Clay Branch, 91 S. Clay Street, Millersburg, Ohio 44654
(owned)
3. The Winesburg Branch, 2225 U.S. 62, Winesburg, Ohio 44590 (owned)
4. The Clinton Commons Branch, 2101 Glen Drive, Millersburg, Ohio
44654 (leased)
5. The Walnut Creek Branch, 4980 Old Pump Street, Walnut Creek, Ohio
44687 (owned)
6. The Charm Office, Corner of S.R. 557 and C.R. 70, Charm, Ohio
44617 (leased)
7. The Sugarcreek Office, 127 S. Broadway, Sugarcreek, Ohio 44681
(owned)
8. The Operations Center, 52 South Clay Street, Millersburg, Ohio
44654 (leased)
9. 51 North Clay Street, Millersburg, Ohio 44654 (owned; planned to be developed for operations center)
10. The Shreve Office, 333 W. South Street, Shreve, OH  44676
(owned)

The Bank considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. All properties owned by the Bank are unencumbered by any mortgage or security interest and are adequately insured, in management's opinion.


ITEM 3 - LEGAL PROCEEDINGS

There is no pending litigation, other than routine litigation incidental to the business of the Company and Bank, or of a material nature involving or naming the Company or Bank as a defendant. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Company is a party or has a material interest that is adverse to the Company or Bank. None of the routine litigation in which the Company or Bank is involved is expected to have a material adverse impact on the financial position or results of operations of the Company or Bank.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1997.


PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information contained in the section captioned "Common Stock" on page 24 of the Annual Report is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

Information contained in the section captioned "Five-Year Selected Consolidated Financial Data" on pages 15 and 16 of the Annual Report is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Information contained in the section captioned "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" on pages 15 through 23, inclusive, of the Annual Report is incorporated herein by reference.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
The following information was furnished to each shareholder of the Company with the proxy statement and annual report mailed on or about March 13, 1998:

                      CSB Bancorp, Inc.
Quantitative and Qualitative Disclosures About Market Risk
                     December 31, 1997

A new rule issued by the Securities and Exchange Commission requires "qualitative and quantitative" disclosure about market risks encountered by companies. The only significant market risk to which CSB Bancorp, Inc. (the "Company") is exposed is interest rate risk. The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans and securities), which are funded by interest-bearing liabilities (deposits and borrowings). These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk. None of the Company's financial instruments are held for trading purposes.

The Company manages interest rate risk regularly through its Asset-Liability Management Committee (ALCO). One method the Company uses to manage its interest rate risk is a rate sensitivity gap analysis, which monitors the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities.
The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A
"positive gap" occurs when the amount of interest-rate-sensitive assets maturing or repricing within a given period exceeds the amount of interest-sensitive-liabilities maturing or repricing within the same period. Conversely, a negative gap occurs when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income.

Management monitors its gap position on a monthly basis with the goal to increase its net interest income slightly in a rising interest rate environment, in order to maintain earnings at an acceptable level when additional funding of the Company's loan loss reserve may be necessary. This has historically been accomplished through offering loan products that are either short-term in nature or which carry variable rates of interest. Interest rates of the majority of the Company's commercial loan portfolio vary based on the prime commercial lending rates published by The Wall Street Journal, while interest rates of the majority of its real estate loan portfolio vary depending on the six-month U.S. Treasury rates. Beginning in 1995, the Company granted a limited amount of fixed rate real estate loans to reduce the impact of this positive interest rate gap. The Company's securities portfolio is primarily fixed rate and short-term in nature. The Company's investment in structured notes, securities with imbedded options and securities with prepayment risk is not a material part of the securities portfolio. The Company holds no mortgage derivative products. As a result of its gap position, the Company may be vulnerable to decreases in its net interest income and the net market value of its portfolio equity when market rates of interest decrease. The Company's interest income and the market values of its financial instruments is most affected by changes in short- and medium-term interest rates, such as the 6-month U.S. Treasury rates and prime commercial lending rates.

Recently, the Company began monitoring its interest rate risk through a sensitivity analysis, whereby it measures potential changes in its future earnings and the fair values of its financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of the Company's financial instruments using interest rates in effect at year-end 1997. For the fair value estimates, the cash flows are then discounted to year-end to arrive at an estimated present value of the Company's financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. The Company applies these interest rate "shocks" to its financial instruments up and down 200 basis points in 100 basis point increments.

The following table presents an analysis of the potential sensitivity of the Company's 1998 net interest income to sudden and sustained 100 basis-point changes in market interest rates:

      Change in        Net Interest   Dollar    Percentage
      Interest Rates   Income         Change    Change
                       (Dollars in Thousands)

          +200          $12,138        $693       6.1%
          +100           12,064         619       5.4
             0           11,445           0       0.0
          -100           10,973        (472)     (4.1)
          -200           10,666        (779)     (6.8)

SIGNIFICANT ASSUMPTIONS AND OTHER CONSIDERATIONS

The above analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions the Company may undertake in response to changes in interest rates.

Securities owned by the Company will generally repay at their stated maturity. A portion of the Company's loans are residential mortgage loans which permit the borrower to prepay the principal balance of the loan prior to maturity without penalty. The likelihood of prepayment depends on a number of factors, including the current interest rate and interest rate index (if any) on the loan, the financial ability of the borrower to refinance, the economic benefit to be obtained from refinancing, availability of refinancing at attractive terms, as well as economic and other factors in specific geographic areas which affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease on fixed- and adjustable-rate loans depending on the current relative levels and expectations of future short- and long-term interest rates. Prepayments on adjustable-rate residential mortgage loans generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates, thus making fixed-rate loans more desirable.

While savings and checking deposits generally may be withdrawn upon the customer's request without prior notice, a continuing relationship with customers resulting in future deposits and withdrawals is generally predictable, resulting in a dependable and uninterrupted source of funds. No change in the rates on such deposits is assumed when market rates increase or decrease 100 basis points. When market rates increase or decrease 200 basis points, the analysis assumes a corresponding 50 basis point change in the rates paid on such deposits. Short-term borrowings have fixed maturities. Time deposits generally have early withdrawal penalties which discourage customer withdrawal prior to maturity. Advances from the Federal Home Loan Bank do not carry prepayment penalties, but are expected to be repaid in accordance with their contractual terms.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information contained in the consolidated financial statements and related notes and the report of independent auditors thereon, on pages 25 through 41, inclusive, of the Annual Report, is incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the independent accountants on accounting and financial disclosure have occurred.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS, OF THIS REGISTRANT

Information contained in the section captioned "ELECTION OF DIRECTORS" on pages 4 through 7 of the Company's proxy statement for the Company's 1998 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or about March 13, 1998 (the "Proxy Statement") and information in the paragraph beginning on page 4 and ending on page 5 of the Proxy Statement is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

Information contained in the section captioned "EXECUTIVE
COMPENSATION" on page 12 through 13 of the Proxy Statement is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information contained in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 2 through 3 of the Proxy Statement is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained in the section captioned "CERTAIN
TRANSACTIONS" on page 15 of the Proxy Statement is incorporated herein by reference.


PART IV

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number                Description of Document

3.1      Amended Articles of Incorporation of CSB Bancorp, Inc.
(incorporated by reference to Registrant's 1994 Form 10-KSB)

3.2 Proposal amending Article Fourth of the Amended Articles of Incorporation approved by Shareholders on October 2, 1996.

3.3 Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant's Form 10-SB)


4          Form of Certificate of Common Shares of CSB Bancorp, Inc.
(incorporated by reference to Registrant's Form 10-SB)

10        Leases for the Clinton Commons, Berlin and Charm Branch
Offices of The Commercial and Savings Bank (incorporated by reference to Registrant's Form 10-SB)

11         Statement Regarding Computation of Per Share Earnings

13       Excerpt from CSB Bancorp, Inc. 1997 Annual Report to
Shareholders

21          Subsidiary of CSB Bancorp, Inc.

23          Consent of Crowe, Chizek and Company LLP

24          Power of Attorney

27          Financial Data Schedule


(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

By:  /s/DOUGLAS D. AKINS
Douglas D. Akins, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 1998.

Signatures                                   Title


DOUGLAS D. AKINS*        President (Principal Executive Officer)
Douglas D. Akins*


A. LEE MILLER*               Senior Vice President and
A. Lee Miller                Chief Financial Officer


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

SAMUEL P. RIGGLE, JR. *      Director
Samuel P. Riggle, Jr.*


DAVID C. SPRANG*             Director
David C. Sprang*


SAMUEL M. STEIMEL*           Director
Samuel M. Steimel*



*By:  /s/DOUGLAS D. AKINS
      Douglas D. Akins
as attorney-in-fact and on his own behalf as Principal Executive
Officer

INDEX TO EXHIBITS

Exhibit                                           Sequential
Number    Description of Document                 Page

3.1    Amended Articles of Incorporation of
       CSB Bancorp, Inc. (incorporated by
       reference to Registrant's 1994 Form 10-KSB).   N/A

3.2    Proposal amending Article Fourth of the
       Amended Articles of Incorporation approved
       by Shareholders on October 2, 1996.             23


3.3     Code of Regulations of CSB Bancorp, Inc.
        (incorporated by reference to Registrant's
        Form 10-SB).                                     N/A

4       Form of Certificate of Common Shares of CSB
        Bancorp, Inc. (incorporated by reference to
        Registrant's Form 10-SB).                        N/A

10     Leases for the Clinton Commons, Berlin and
       Charm Branch Offices of The Commercial
       and Savings Bank (incorporated by reference
       to Registrant's Form 10-SB).                      N/A

11    Statement Regarding Computation of Per Share
      Earnings                                            24

13     CSB Bancorp, Inc. 1997 Annual Report to
       Shareholders                                       25

21     Subsidiary of CSB Bancorp, Inc.                    61

23     Consent of Crowe, Chizek and Company LLP           62

24     Power of Attorney                                  63

27     Financial Data Schedule                            64

EXHIBIT 3.2


PROPOSAL AMENDING
ARTICLE FOURTH OF THE
AMENDED ARTICLES OF INCORPORATION
WITH RESPECT TO THE COMMON SHARES OF CSB


RESOLVED, that Article Fourth of the Amended Articles of
Incorporation of CSB Bancorp, Inc. be amended to read as follows:

FOURTH: The authorized number of shares of the Corporation is three million (3,000,000) all of which shall be with a par value of Six
Dollars and Twenty-Five Cents ($6.25) each


EXHIBIT 11

STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                                  Years ended December 31,
                                     1997       1996(1)   1995(1)

Average basic shares outstanding   1,302,457  1,288,522  1,279,002
                                   =========  =========  =========
Average diluted shares outstanding 1,302,926  1,288,522  1,279,002
                                   =========  =========  =========
Net income                        $4,407,200 $3,859,466 $3,592,252
                                   =========  =========  =========
Basic and diluted earnings per
 common share                     $     3.38 $     3.00 $     2.81
                                   =========  =========  =========

(1) Restated to reflect the October 1996 two-for-one stock split paid in the form of a 100% stock dividend.

EXHIBIT 13

CSB BANCORP, INC. 1997 ANNUAL REPORT
TO SHAREHOLDERS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTRODUCTION

CSB Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Ohio in 1991 to become a one-bank holding company for its wholly-owned subsidiary, The Commercial and Savings Bank (the "Bank"). The Bank is chartered under the laws of the State of Ohio and was organized in 1879. The Bank is a member of the Federal Reserve System, insured by the Federal Deposit Insurance Corporation and regulated by the Ohio Division of Financial Institutions and the Federal Reserve Bank.

The Company, through the Bank, provides retail and commercial banking services to its customers including checking and savings accounts, time deposits, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, IRAs, night depository facilities and trust services. Its customers are located primarily in Holmes County and portions of surrounding counties in Ohio. The general economic conditions in the Company's market area have been very sound. Unemployment statistics have generally been among the lowest in the state of Ohio and the area has experienced stable to rising real estate values.

The following discussion is presented to aid in understanding the Company's consolidated financial condition and results of operations, and should be read in conjunction with the audited consolidated financial statements and related notes. In addition to the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand and other risks. Economic circumstances, operations and actual strategies and results in future time periods may differ materially from those currently expected. Such forward looking statements represent management's judgement as of the current date. The Company disclaims, any intent or obligation to update such forward looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in the Company's general market area. Management is aware of no market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations except as discussed herein. There are no current recommendations by regulatory authorities that would have such effect if implemented.



FIVE YEAR Selected CONSOLIDATED Financial Data


                          1997         1996        1995           1994      1993
                    (in thousands of dollars, except shares, per share data and ratios)
Statements of earnings:
 Total interest income $   22,112   $   19,480   $   18,305  $   13,654 $   12,066
 Total interest expense    10,813        8,828        8,034       5,602      5,173
                        ---------    ---------    ---------   ---------   ---------
   Net interest income     11,299       10,652       10,271       8,052      6,893

 Provisions for loan
  losses                      400          400          515         300        390
                        ---------    ---------     --------   ---------   --------
   Net interest income
    after provision
    for loan losses        10,899       10,252        9,756       7,752      6,503
 Total noninterest
  income                    1,447        1,228        1,002         830        910
 Total noninterest
  expenses                  6,315        6,021        5,722       5,306      5,101
                           ------     --------      -------   ---------    -------
   Earnings before federal
    income taxes            6,031        5,459        5,036       3,276      2,312

 Federal income tax
  expense                   1,624        1,600        1,444         821        435
                          -------     --------      -------   ---------    -------
   Net earnings        $    4,407   $    3,859   $    3,592  $    2,455 $    1,877
                        =========     ========     ========   =========   ========

Per share of common
 stock (1)
 Basic and diluted
  earnings             $     3.38   $     3.00    $    2.81   $    1.92 $     1.47
 Dividends                   1.01          .83          .65         .50        .44
 Book value                 20.80        18.09        15.83       13.38      12.09

Average basic common
 shares
 outstanding (2)        1,302,457    1,288,522    1,279,002   1,276,800  1,278,132
Average diluted common
 shares outstanding     1,302,926    1,288,522    1,279,002   1,276,800  1,278,132

Year-end balances:
 Loans, net            $  177,327   $  163,020   $  150,789  $  135,686 $  123,600
 Securities                86,428       52,384       54,641      48,888     46,316
 Total assets             288,442      254,135      233,210     204,407    184,316
 Deposits                 241,203      213,340      206,255     185,680    167,902
 Borrowings                18,978       16,480        5,913         930        526
 Shareholders' equity      27,274       23,426       20,343      17,078     15,432

Average balances:
 Loans, net            $  166,596   $  155,298   $  145,109  $  130,032 $  120,144
 Securities                77,318       50,129       49,698      44,620     37,865
 Total assets             271,237      233,353      213,077     188,434    171,910
 Deposits                 227,192      199,609      191,919     169,792    155,479
 Borrowings                17,312       10,632        1,563       1,777      1,232
 Shareholders' equity      25,444       22,095       18,743      16,263     14,999


                                   Year ended December 31,
                             1997       1996          1995        1994       1993
                  (in thousands of dollars, except shares, per share data and ratios)
Selected ratios:
 Net yield on average
  interest-bearing assets    4.36%        4.79%        5.07%       4.53%      4.26%
 Return on average total
  assets                     1.62         1.65         1.69        1.30       1.09
 Return on average
  shareholders' equity      17.32        17.47        19.17       15.10      12.51
 Average shareholders'
  equity as a percent
  of average total
  assets                     9.38         9.47         8.80        8.63       8.73
 Net loan charge-offs
  as a percent
  of average loans            .10          .07          .16         .04        .23
 Allowance for possible
  loan losses as a percent
  of loans at year-end       1.31         1.28         1.20        1.13       1.05
 Shareholders' equity as
  a percent of total year-
  end assets                 9.46         9.21         8.72        8.35       8.37


Notes to selected financial data:

(1) Year ended December 31, 1994 includes benefit from cumulative effect at January 1, 1994 of change in method of accounting for income taxes of $90 or $.28 per share.

(2) Restated for 1996 stock split paid in the form of a 100% stock dividend.


RESULTS OF OPERATIONS

Net income increased $548,000 in 1997 to $4.4 million. Earnings per share was $3.38 and $3.00 per share for the years ended December 31, 1997 and 1996, respectively. Net interest income was the driving component for the increase in net income. Performance ratios decreased somewhat because of increased liquidity and growing capital through earnings retention. Return on average assets was 1.62% in 1997 as compared to 1.65% in 1996, and return on average shareholder's equity dropped to 17.32% in 1997, from 17.47% during 1996.

Net income for 1996 was $3.9 million or $3.00 per share, as compared to $3.6 million or $2.81 per share for 1995. This equated to a return on average assets of 1.65% in 1996 and 1.69% in 1995, while the return on average shareholders' equity for the same periods was 17.47% and 19.17%.


Net Interest Income

Net interest income is the largest component of the Company's net income, and consists of the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Volumes, interest rates and composition of interest-earning assets and interest-bearing liabilities primarily affect net interest income.

Net interest income for 1997 was $11.3 million, increasing $647,000 from $10.7 million in 1996. Contributing to the increase was a $1.0 million, or 6.6% increase in interest and fees on loans, mostly attributable to the 7.3% growth in average loans, as the yield on loans decreased during 1997. Interest income on securities increased $1.6 million, or 54.5%, to $4.6 million as compared $3.0 million for the previous year. This increase was due primarily to an increase of the average balance of $27.2 million, or 54.2%, over the previous year. A portion of this increase was a result of the $10.8 million proceeds from the sale of loans being reinvested in securities. Other interest income decreased $20,000 to $738,000 in 1997 compared to $758,000 in 1996, primarily as a result of a $2.0 million decrease in the average balance of these interest bearing liquid assets. These assets usually carry less credit and interest-rate risk, and, therefore, provide lower yields than securities or loans.

The Company's interest expense on deposits increased $1.6 million to $9.8 million in 1997, compared to $8.2 million in 1996. Average time deposits grew $19.3 million or 16.6% in 1997, as the Company offered a promotional rate on one-year certificates. Deposit interest rates increased during 1997 as overall cost of funds increased to 4.84% compared to 4.64% in 1996. Late in 1995, the Company began to originate fixed-rate mortgage loans through a matched funds program with the FHLB. Advances with maturities similar to the loans establish a fixed interest rate spread of approximately 200 basis points for the estimated duration of the loans. In February, 1997, the Company sold $10.8 million of these fixed-rate mortgage loans and management decided not to pay off the related advance. Instead, new loans of $8.2 million were originated under this program during 1997.

Net interest income for 1996 was $10.7 million increasing by $381,000 from $10.3 million in 1995. Contributing to the increase was a $675,000, or 4.5% increase in interest and fees on loans, mostly attributable to the 7.1% growth in average loans, as the yield on loans decreased 1996. As the prime lending rate decreased during the latter part of 1995 and early 1996, so did the yield of the commercial loan portfolio. Prime rate stabilized through the remainder of 1996.

The following tables provide detailed analysis of changes in average balances, yields, and net interest income identifying that portion of the changes due to change in average volume versus that portion due to change in average rates.


                                        AVERAGE BALANCES, RATES AND YIELDS

(Dollars in thousands)                1997                            1996                              1995
                         Average                         Average                         Average
                         Balance(1) Interest  Rate(2)    Balance(1)  Interest   Rate(2)  Balance(1)  Interest  Rate(2)
Interest-bearing Assets
  Federal funds sold         9,295       513     5.52        9,194       481       5.23     5,872        344      5.85%
  Interest-bearing deposits  3,547       225     6.34        5,611       277       4.94       127          3      2.71
  Securities:
   Taxable                  49,420     3,119     6.31       31,759     1,932       6.08    33,785      1,943      5.75
   Tax exempt               27,898     1,457     5.22       18,370     1,030       5.61    15,913        930      5.85
  Loans (3)                168,823    16,798     9.95      157,274    15,760      10.02   146,816     15,085     10.27
                           -------    ------                -------    ------            --------     -------
   Total interest-earning
     assets                258,983    22,112     8.54      222,208    19,480       8.77%  202,513     18,305      9.04%

Noninterest-bearing assets
  Cash and due from banks    7,972                           7,334                          6,839
  Bank premises and
   equipment, net            3,020                           3,057                          2,852
  Other assets               3,489                           2,730                          2,510
  Allowance for loan losses (2,227)                         (1,976)                        (1,707)
                           --------                         -------                        -------
   Total assets           $271,237                        $233,353                       $213,007

Interest-bearing liabilities
  Demand deposits           35,148       701     1.99     $ 35,625       731       2.05% $ 36,396        795      2.18%
  Savings deposits          35,559     1,233     3.47       27,564       836       3.03    26,819        812      3.03
  Time deposits            135,565     7,895     5.82      116,280     6,646       5.72   109,582      6,361      5.80
  Other borrowed funds      17,312       984     5.68       10,632       615       5.78     1,563         66      4.24
                           -------     -----              --------     -----              -------                ------
   Total interest-bearing
    liabilities            223,584    10,813     4.84%     190,101     8,828       4.64%  174,360      8,034      4.61%
Noninterest-bearing
 liabilities
 Demand deposits            20,920                          20,140                         19,122
 Other liabilities           1,289                           1,017                            782
Shareholders' equity        25,444                          22,095                         18,743
                           -------                        --------                       --------
   Total liabilities and
    equity                $271,237                        $233,353                       $213,007
                           =======                        ========                       ========
 Net interest income                 $11,299                         $10,652                         $10,271
                                     =======                         =======                         =======
 Net interest margin                             4.36%                             4.79%                          5.07%
                                                 ====                              ====                            ====

(1)  Average balances have been computed on an average daily basis.
(2) Average rates have been computed based on the amortized cost of the corresponding assets or liability.
(3)  Average loan balances include nonaccruing loans.


RATE/VOLUME ANALYSIS OF CHANGES IN INCOME AND EXPENSE (1)


(Dollars in thousands)         1997 v. 1996                  1996 v. 1995
                       Change in                    Change in
                       Income/    Volume   Rate     Income/     Volume   Rate
                       Expense    Effect   Effect   Expense     Effect   Effect
Interest Income
 Federal funds sold    $   32    $    5    $  27    $  137    $  169    $ (32)
 Interest-bearing
  deposits                (52)     (118)      66       274       269        5
 Securities:
  Taxable               1,187     1,112       75       (11)     (204)     193
  Tax exempt              427       502      (75)      100       135      (35)
 Loans                  1,038     1,150     (112)      675     1,025     (350)
                        -----     ------   ------    -----    -------  -------
   Total interest
      income            2,632     2,651      (19)    1,175     1,394     (219)
                        -----     -----    ------   -------   -------  --------
Interest Expense
 Demand deposits          (30)      (10)     (20)      (64)      (17)     (47)
 Savings deposits         397       266      131        24        24
 Time deposits          1,249     1,121      128       285       390     (105)
 Other borrowed funds     369       380      (11)      549       547        2
                        -----     -----     -----   ------    -------- --------
  Total interest
    expense             1,985     1,757      228       794       944     (150)
                        -----     -----     -----   ------     -------  -------
Net Interest Income    $  647    $  894    $(247)   $  381    $  450    $ (69)
                        =====     =====     =====   =======    =======  =======

(1) Changes attributable to both volume and rate, which cannot be segregated, have been allocated based on the absolute value of the change due to volume and the change due to rate.

The following table reconciles net interest income as shown in the financial statements to taxable-equivalent net-interest income:

                            1997          1996       1995

Net interest income        $11,299      $10,652    $10,271
Taxable equivalent
 adjustment (1)                640          464        423
                            -------      -------    -------
Net interest income
- fully taxable equivalent $11,939      $11,116    $10,694
                            =======      =======    ========
Net interest yield            4.36%        4.79%      5.07%
Taxable equivalent
  adjustment (1)               .25          .21        .21
                            -------      -------     -------
Net interest yield
- taxable equivalent          4.61%        5.00%      5.28%
                            =======      ======      =======

(1) Taxable equivalent adjustments have been computed assuming a 34% tax rate.

Provision for Loan Losses

As the loan portfolio grows, management continues to provide for losses inherent in the portfolio. The provision for loan losses was $400,000 in 1997 and 1996, a decrease from $515,000 in 1995. See
"Financial Condition - Allowance and Provision for Loan Losses."


Other Income

Total other income increased to $1.4 million in 1997 compared to $1.2 million in 1996, an increase of 17.9%. The increase was primarily due to a $220,000 gain on sale of loans. During 1997, management decided to sell $10.8 million of fixed-rate residential mortgage loans that were identified as held for sale at year end 1996. Also contributing to the increase was a $46,000, or 73%, increase in trust fee income to $108,000 and a $51,000, or 14%, increase in NSF and returned check charges. These increases were partially offset by a $37,000, or 24%, decrease in merchant fee income and the $116,000 gain on sale of real estate owned in 1996. There were no security sales during the three-year period ended December 31, 1997. During 1996, approximately $22,000 of security gains were realized on the settlement of bonds issued by the Washington Public Power Supply System (WPPSS). The Company wrote these bonds down to their estimated market values in the 1980's when the issuer defaulted on certain obligations. Management believes no additional amounts will be recovered from the WPPSS issues in the future. Additionally, losses of $10,000 were realized on the call of agency securities during 1996 and prepayments of mortgage-backed securities.

Total other income increased $226,000 to $1.2 million in 1996. Most of the increase is attributed to a $116,000 gain on the sale of other real estate owned by the Bank. Fees generated by the trust department increased to $63,000 in 1996 from $17,000 in 1995, its first year of operation. Deposit portfolio growth also contributed to the increase of other income through service charges on deposit accounts.


Other Expenses

Noninterest expense increased $295,000, or 4.9%, during 1997 compared to 1996. Such expenses increased $298,000, or 5.2%, in 1996 compared to 1995. The largest component of noninterest expense is salaries and employee benefits, which increased $204,000 or 6.8% in 1997 and $226,000 or 6.7% in 1996. The increases were from normal salary adjustments and the addition of staff members to service the Company's growing customer base. The Bank's state franchise tax, which is based on a percentage of shareholders' equity, continues to increase as equity grows through earnings retention. FDIC premiums decreased from $209,000 in 1992 to $2,000 in 1996, then increased to $27,000 in 1997, due to legislation passed in 1996, changing the rate banks pay on deposits for deposit insurance. Management anticipates this rate will remain stable in the foreseeable future.


Income Taxes

The provision for income taxes remained stable at $1.6 million in 1997 and 1996, an increase over the $1.4 million in 1995, primarily resulting from the increase in income before income taxes. The Company's effective tax rate was 26.9% in 1997 compared to 29.3% in 1996 and 28.7% in 1995. The decrease in 1997 was due to the $9.5 million, or 51.9% increase, in the average balance of tax exempt securities.


FINANCIAL CONDITION

Total assets of the Company were $288.4 million at December 31, 1997, compared to $254.1 million at December 31, 1996, representing an increase of 13.5%. This growth was primarily in loans and securities, which were funded by increases in the Company's deposits from its local customer base. Changes in the consolidated balance sheets and factors that caused those changes are discussed below.


Securities

Total securities increased $34.0 million, or 65.0% from $52.4 million at year-end 1996 to $86.4 million at year-end 1997. During
1997, the Company invested proceeds from the sale of fixed-rate mortgage loans and funds obtained through the growth in deposits into tax exempt securities and short term U.S. Government and agency securities. The distribution of the securities portfolio at year-end 1997 consisted of U.S. Treasury securities - 36.1%, U.S.
government corporations and agencies - 20.3%, obligations of state and political subdivisions - 41.3% and other securities 2.3%.

Since one of the primary functions of the securities portfolio is to provide a source of liquidity, it is structured such that maturities and cash flows satisfy the Company's liquidity needs and asset/liability management requirements. At December 31, 1997,
18.5% of the portfolio matures within one year.

Securities classified as held to maturity under Statement of Financial Accounting Standards (SFAS) No. 115 are carried at amortized cost. Management has the positive intent and ability to hold these securities to maturity. Securities classified as available for sale include those that may be sold before maturity for liquidity, asset/liability management or other reasons. The Company classifies all equity securities as available for sale.


Loans

Total loans of $179.7 million were recorded as of December 31, 1997 as compared to $165.1 million at year-end 1996, representing an increase of 8.8%. While the mix of loans within this portfolio remained relatively stable, the Company experienced increases of $7.3 million, or 10.1%, in commercial loans, $7.4 million, or 32.3%, in commercial real estate loans and $1.3 million, or 8.9%, in installment and credit card loans. As of December 31, 1997 agriculture production loans and loans secured by farmland totaled approximately $12.6 million and are included in the commercial, commercial real estate and residential real estate categories. Unsecured credit card loans totaled $1.3 million, or .7% of loans at year-end 1997.

In late 1995, the Company began to originate fixed-rate mortgage loans using a match-funding program using FHLB advances of similar maturity. At December 31, 1997, the balance of loans originated under this program totaled approximately $8.6 million. Management anticipates continued lending of mortgage loans under this program as customer demand for fixed-rate loans is strong. The majority of the remainder of the Company's residential real estate loan portfolio consists of loans that reprice every 6 months based on a short-term Treasury bill index.

Demand for commercial business loans, as well as both commercial and residential real estate loans, was strong in 1996 and continued through 1997. Management is, also, seeking loan growth through alternative programs for customers, such as a limited amount of accounts receivable financing. Management anticipates the Company's local service area will experience continued economic strength and a continued need for this type of lending into 1998.


Allowance and Provision for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to cover loan losses that are currently anticipated based on past loss experience, general economic conditions, changes in mix and size of the loan portfolio, information about specific borrower situations, and other factors and estimates which are subject to change over time. Management periodically reviews selected large loans, delinquent and other problem loans, and selected other loans. Collectibility of these loans is evaluated by considering current financial position and performance of the borrower, estimated market value of the collateral, Company's collateral position in relationship to other creditors, guarantees and other potential sources of repayment. Management forms judgments, which are subjective, as to the probability of loss and the amount of loss on these loans as well as other loans taken together.

The allowance for loan losses totaled $2.3 million or 1.31% of total loans at December 31, 1997, up from $2.1 million or 1.28% of total loans at December 31, 1996. Net charge-offs for 1997 totaled $172,000, down from $109,000 in 1996, and compared to $242,000 in
1995. As with all loans that have been charged-off, management is continuing collection efforts and future recoveries may occur. The provision for loan losses amounted to $400,000 in 1997 and 1996, a decrease from $515,000 in 1995. Management reviews the level of the allowance for loan losses and the corresponding provision based on the portfolio mix and the level of nonperforming loans.

Nonperforming loans consist of loans which the accrual of interest has been discontinued and loans past due 90 days or more. Such loans totaled approximately $1.2 million, or .69%, of total loans at December 31, 1997, as compared to $747,000 or .45%, of total loans at December 31, 1996. The allowance for loan losses as a percentage of nonperforming loans was 189.4% and 283.9% at year-end 1997 and 1996, respectively. Given the Company's collateral position, management anticipates little loss related to the nonperforming loans.

In addition to nonperforming loans, management regularly identifies and monitors, through its credit officers and its loan review function, loans for which it has concerns about the borrowers' future ability to meet repayment terms. Loans on management's "watch list" not included in the nonperforming loans discussed above totaled $10.1 million at year end 1997, compared to $8.8 million at year end 1996. These loans are considered in management's analysis of the allowance for loan losses and include substantially all loans adversely classified for regulatory purposes.


Premises and Equipment

Net premises and equipment increased by $1.0 million to $3.6 million at year-end 1997 from $2.6 million at year-end 1996. During 1997, the Company invested $735,000 toward the construction of a new branch facility in Shreve, Ohio. The Branch is scheduled to open in March, 1998. Also, plans are near completion for the construction of the new operations center, which should be completed in 1999.


Deposits

The Company's deposits are obtained from individuals and businesses located in its market area. Total deposits increased 13.1% to $241.2 million at December 31, 1997, compared to $213.3 million at December 31, 1996. Noninterest-bearing balances increased to $24.7 million at December 31, 1997, as compared to $21.4 million at December 31, 1996. Interest-bearing demand and savings deposits increased $24.6 million, or 12.8% at December 31, 1997, compared to 1996. The growth was partially due to $8.0 million in public funds from a local school district for the construction of a new high school. These funds are expected to be withdrawn over a period of 24 months, and have been invested is securities with similar maturities. Additional growth was obtained through a $7.7 million, or 7.5%, increase in certificates of deposit under $100,000 and a $6.0 million, or 24.2%, increase in certificates of deposit greater than $100,000.


CAPITAL RESOURCES

Total shareholders' equity increased from $23.4 million at December
31, 1996 to $27.3 million at December 31, 1997. Contributing to this increase was net income of $4.4 million, offset by $1.3 million of dividends paid to shareholders. Because of the dividend reinvestment program, shareholders' equity increased $279,000 during 1996 and $377,000 in 1997. The Company also allows participants in its 401(k) profit sharing plan to elect the plan to purchase and hold shares of the Company's common stock in their accounts.
Because of this plan, equity increased $49,000 during 1996 and $339,000 during 1997. In October 1996, the Company declared a two-for-one stock split paid in the form of a 100% stock dividend.
Accordingly, the transaction was capitalized at the par value of the Company's stock and resulted in a shift of capital of $4.0 million from retained earnings to common stock.

Banking regulations have established minimum capital ratios for banks and bank holding companies. Among the requirements the Company and its subsidiary bank must meet a risk-based capital requirement, which defines two tiers of capital and compares each to the Company's "risk-weighted assets." The Company's assets and certain off-balance-sheet items, such as loan commitments, are each assigned a risk factor so assets with potentially higher credit risk require more capital support than assets with lower risk. These regulations require the Company to have a minimum total risk-based capital ratio of 8%, at least half of which must be Tier 1 capital. The Company's Tier 1 capital is its shareholders' equity before any unrealized gain or loss on securities available for sale, while total risk-based capital includes Tier 1 capital and a limited amount of the allowance for loan losses. In addition, a bank or bank holding company's leverage ratio (which for the Company equals its shareholders' equity before any unrealized gain or loss on securities available for sale divided by average assets) must be maintained at a minimum of 3% to 5%. The Company's actual and required capital amounts are disclosed in Note 12 to the consolidated financial statements.

Dividends paid by the Company's bank subsidiary are the primary source of funds available to the Company for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Company is subject to restrictions by its regulatory authorities, which generally limit dividends to current and prior two years retained earnings, as defined by regulation. In addition, dividend payments may not reduce regulatory capital levels below the minimum regulatory guidelines discussed above. At December 31, 1997, approximately $9.1 million is available for payment of dividends by the Bank to the Company under the most restrictive of these guidelines.


LIQUIDITY

Liquidity refers to the Company's ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company's primary sources of liquidity are cash and cash equivalents, which totaled $14.3 million at December 31, 1997, a decrease of $16.0 million from year-end 1996. Net income, securities available for sale and repayments and maturities of securities held to maturity and loans also serve as forms of liquidity. Cash and cash equivalents, time deposits with banks and securities maturing within one year represent 11.6% of total assets at December 31, 1997 as compared to 19.5% at year-end 1996. Other sources of liquidity the Company could use to help to ensure funds are available when needed include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet the needs of the Company.

As summarized in the consolidated statements of cash flows, one of the most significant investing activity for the Company is net loan originations as management continues to seek strong loan growth. Purchases of securities were made with funds received from securities maturing throughout the year, the first quarter sale of mortgage loans and deposit growth. In 1997, the Company's primary financing activity was funds received from retail deposit growth. This growth accounted for cash infusions of $27.9 million in 1997, $7.1 million in 1996 and $20.6 million in 1995.


ASSET/LIABILITY MANAGEMENT

Asset/liability management is the process of managing the Company's exposure to changes in interest rates. One measure of interest-rate-risk exposure is the Company's "gap," or the difference between interest rate-sensitive assets and liabilities maturing or repricing within a certain period. A financial institution with a positive interest rate sensitivity gap for a given period has an amount of interest-earning assets maturing or otherwise repricing within the period which exceeds the amount of interest-bearing liabilities maturing or otherwise repricing within the same period.
Accordingly, in a rising interest rate environment, financial institutions with positive interest rate sensitivity gaps generally will experience greater increases in the yield on their assets than in the cost of their liabilities, as the Company experienced in early 1995. Conversely, in an environment of falling interest rates, yield on assets of institutions with positive interest-rate-sensitivity gaps generally will decrease more rapidly than the costs of their funds. Changes in interest rates generally will have the opposite effect on financial institutions with negative interest-rate-sensitivity gaps.

Management monitors its gap position on a monthly basis with the goal to make slightly more money in a rising interest rate environment in order to maintain earnings at an acceptable level when additional funding of the Company's loan loss reserve may be necessary. At December 31, 1997, the percentage of rate sensitive assets to liabilities repricing within one year was 75.6%, compared to 92.4% and 91.9% at December 31, 1996 and 1995. This shift was related to a strong increase in tax exempt securities maturing or repricing in over five years funded through growth in deposits maturing or repricing within one year. Though nearly all fixed-rate loans originated with FHLB advances are held for sale at December 31, 1997, management intends to use fixed-rate borrowings in the future to mitigate the volatility of liability repricing. Management's goal is to continue to increase the Company's asset sensitivity to slightly above 100% of liabilities repricing in less than one year. While the interest rate environment of recent years has proven beneficial to the Company, decreases in market rates of interest have generally adversely affected the net income of the Company.

The table below provides a measure of the Company's interest rate sensitivity at December 31, 1997. The amount of assets and liabilities shown which reprice or mature in a period were determined based on contractual terms of the asset or liability. Demand deposits and savings accounts reprice at management's discretion and such accounts are therefore included in the amount repricing within three months. This table may not reflect actual impact on the Company of changes in interest rates because the repricing of various categories of rate-sensitive assets and liabilities are subject to other factors, such as competition, customer performance, and management influence.

INTEREST RATE SENSITIVITY ANALYSIS
                                  Within    Three to    1 to 5    Over
(In Thousands of Dollars)         3 Months  12 Months    Years    5 Years    Total
Rate Sensitive Assets (RSA)
  Interest-bearing demand
    deposits                     $     31                                  $     31
  Time deposits with banks                             $  3,000               3,000
  Federal funds sold                6,231                                     6,231
  Debt securities                   7,153   $  8,847     38,166   $30,327    84,493
  Loans                            66,444     60,921     15,436    36,875   179,676
                                 --------    -------    --------   ------   --------
    Total RSA                      79,859     69,768     56,602    67,202   273,431
                                 --------    -------    --------   -------  --------
Rate Sensitive Liabilities (RSL)
  Demand deposits                  36,810                                    36,810
  Savings                          39,236                                    39,236
  Certificates of deposit
    In excess of $100,000           6,352     19,053      5,239              30,644
    Other                          19,876     67,817     22,142             109,835
  Repurchase agreements             7,291                                     7,291
  FHLB advances                       394      1,183      4,710     5,400    11,687
                                 --------    -------    -------    ------   -------
      Total RSL                   109,959     88,053     32,091     5,400   235,503
                                 --------    -------    -------    ------   -------
Rate Sensitivity Gap             $(30,100)  $(18,285)  $ 24,511   $61,802  $ 37,928
                                 ========    =======    =======    ======   =======
Cumulative Rate Sensitivity Gap  $(30,100)  $(48,385)  $(23,874)  $37,928  $ 37,928
                                 ========    =======    =======    ======   =======
RSA/RSL                              72.6%      79.2%     176.4%  1,244.5%
                                 ========    =======    =======   =======
Cumulative Rate Sensitivity
 Gap to total RSA                   (11.0)%    (17.7)%     (8.7)%    13.8%
                                 ========    =======    ========  ========


FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company disclosed the estimated fair value of its financial instruments at December 31, 1997 and 1996 in Note 14 to the consolidated financial statements. Fair value of the Company's financial instruments experienced modest changes in 1997 relative to their carrying values due to the relatively stable interest-rate environment. Estimated fair value of loans remained relatively stable, at 99.8% of the carrying value at December 31, 1997, compared to 100.6% of the carrying value at December 31, 1996. The fair value of securities held to maturity increased slightly from 101.3% of carrying value at year-end 1996 to 102.4% at year-end 1997. Estimated fair value of time deposits decreased slightly from 100.9% of carrying value at December 31, 1996 to 100.3% at December 31, 1997.


Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was adopted by the Company in 1997. SFAS 125 revises the accounting for transfers of financial assets such as loans and securities, and for distinguishing between sales and secured borrowings. The adoption of the portions of SFAS No. 125 relating to securities lending, repurchase agreements and other similar transactions are not required to be adopted until 1998.
SFAS 125 did not have a material impact on the Bank's financial statements, nor are the portions to be adopted in 1998 expected to materially impact the financial statements.

SFAS No. 128, "Earnings Per Share," became effective for the company in 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other similar items.
Since the Company first granted stock options in 1997, SFAS No. 128 did not require restatement of prior periods. The pronouncement did not result in dilution of 1997 EPS.

SFAS No. 129, "Disclosures of Information about Capital Structure," consolidated existing accounting guidance relating to disclosure about a company's capital structure. Public companies generally have always been required to make disclosures now required by SFAS 129and, therefore, SFAS 129 did not impact the Company's disclosures.

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 is effective for the Company in 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," changes the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 becomes effective for the Company in 1998.


Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, requiring measurement of financial position and results of operations primarily in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, most assets and liabilities of the Company are monetary in nature. Therefore, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as prices of goods and services. The liquidity, maturity structure and quality of the Company's assets and liabilities are critical to maintenance of acceptable performance levels.


COMMON STOCK

Common shares of the Company are not traded on an established market. The table below represents the range of high and low prices paid for transactions known to the Company, as well as cash dividends declared. Management does not have knowledge of prices paid on all transactions, all of which were private. Because of the lack of an established market, these prices may not reflect the prices at which stock would trade in an active market. These quotations reflect inter-dealer prices, without mark-up, markdown or commission and may not represent actual transactions. All the prices below have been restated to reflect the October 1996 two-for-one stock split paid in the form of a 100% stock dividend. While management expects to maintain its policy of paying regular cash dividends in the future, no assurances can be given that dividends will be declared, or if declared, what the amount of any such dividends will be. Additional information concerning the payment of dividends is included in Note 12 of the consolidated financial statements.

                                                     Dividends
Quarter Ended             High         Low           Declared
March 31, 1996           $32.25       $30.82        $160,679
June 30, 1996             33.25        30.82         160,920
September 30, 1996        33.25        31.57         161,149
December 31, 1996         42.50        31.57         580,841
March 31, 1997            44.50        42.00         220,904
June 30, 1997             45.50        40.00         221,227
September 30, 1997        50.00        42.83         221,902
December 31, 1997         65.00        50.00         653,759

As of December 31, 1997, CSB Bancorp, Inc. had approximately 806 shareholders and 1,311,391 outstanding shares of common stock.


ANNUAL AND OTHER REPORTS; SHAREHOLDER AND GENERAL INQUIRIES

CSB Bancorp, Inc. is required to file an annual report on Form 10-K annually with the Securities and Exchange Commission. Copies of the Form 10-K annual report and the Company's quarterly reports may be obtained without charge by contacting:

A. Lee Miller, Chief Financial Officer
CSB Bancorp, Inc.
6 West Jackson Street
Millersburg, Ohio  44654
(330) 674-9015

FINANCIAL STATEMENTS








REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
CSB Bancorp, Inc.
Millersburg, Ohio


We have audited the accompanying consolidated balance sheets of CSB Bancorp, Inc. as of December 31, 1997 and 1996, and related consolidated statements of income, changes in shareholders' equity and cash flows for each of three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSB Bancorp, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/Crowe, Chizek and Company LLP
Crowe, Chizek and Company LLP

Columbus, Ohio
January 15, 1998

CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996


                                                          1997         1996
ASSETS
Cash and noninterest-bearing deposits with banks    $  8,090,785  $  7,647,790
Interest-bearing demand deposits with banks               31,257     5,669,966
Federal funds sold                                     6,213,000    17,000,000
                                                      ----------    ----------
  Total cash and cash equivalents                     14,335,042    30,317,756
Time deposits with other institutions                  3,000,000     3,000,000
Securities available for sale, at fair value          28,042,412    14,890,413
Securities held to maturity (Fair values of
 $59,773,637 in 1997 and $37,970,342 in 1996)         58,385,434    37,493,467
Loans
  Total loans                                        179,676,242   165,141,298
  Allowance for loan losses                            2,349,039     2,120,845
                                                     -----------   -----------
    Net loans                                        177,327,203   163,020,453
Premises and equipment, net                            3,601,254     2,563,216
Accrued interest receivable and other assets           3,750,570     2,849,875
                                                     -----------   -----------
    Total assets                                    $288,441,915  $254,135,180
                                                     ===========   ===========

LIABILITIES
Deposits
  Noninterest-bearing                               $ 24,678,146  $ 21,391,610
  Interest-bearing                                   216,525,123   191,947,974
                                                     -----------   -----------
    Total deposits                                   241,203,269   213,339,584
Securities sold under repurchase agreements            7,290,759     4,738,173
Federal Home Loan Bank borrowings                     11,686,863    11,741,515
Accrued interest payable and other liabilities           986,544       889,428
                                                     -----------   -----------
    Total liabilities                                261,167,435   230,708,700

SHAREHOLDERS' EQUITY
Common stock, $6.25 par value:  3,000,000 shares
 authorized; 1997 - 1,314,591 shares issued;
 1996 - 1,298,372 issued                               8,216,191     8,114,826
Additional paid-in capital                             5,135,899     4,520,502
Retained earnings                                     13,907,908    10,818,500
Treasury stock at cost: 3,200 shares                     (56,000)      (56,000)
Unrealized gain on securities available for sale          70,482        28,652
                                                     -----------   -----------
  Total shareholders' equity                          27,274,480    23,426,480
                                                     -----------   -----------
       Total liabilities and shareholders' equity   $288,441,915  $254,135,180
                                                     ===========   ===========




CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 1997, 1996 and 1995


                                                         1997        1996           1995
Interest income
 Loans, including fees                               $16,798,385    $15,759,724  $15,084,865
 Taxable securities                                    3,119,155      1,932,408    1,942,729
 Nontaxable securities                                 1,456,779      1,029,655      930,362
 Other                                                   737,669        758,384      347,012
                                                      ----------     ----------   ----------
  Total interest income                               22,111,988     19,480,171   18,304,968

Interest expense
 Deposits                                              9,828,445      8,213,452    7,967,587
 Other                                                   984,142        614,617       66,289
                                                      ----------     ----------   ----------
  Total interest expense                              10,812,587      8,828,069    8,033,876
                                                      ----------     ----------   ----------
Net interest income                                   11,299,401     10,652,102   10,271,092
Provision for loan losses                                400,063        400,000      514,709
                                                      ----------     ----------   ----------
Net interest income after provision for loan
 losses                                               10,899,338     10,252,102    9,756,383
                                                      ----------     ----------   ----------
Other income
 Service charges on deposit accounts                     685,369        627,635      573,130
 Merchant fees                                           117,990        155,311      175,855
 Other income                                            423,632        316,762      229,328
 Gain on sale of loans                                   220,200
 Security gains                                               46         11,949       23,743
 Gain on sale of other real estate owned                                116,090
                                                      ----------     ----------    ---------
  Total other income                                   1,447,237      1,227,747    1,002,056

Other expenses
 Salaries and employee benefits                        3,203,405      2,999,258    2,810,218
 Occupancy expense                                       314,932        346,936      354,946
 Equipment expense                                       462,890        469,828      403,916
 Office supplies                                         176,785        239,791      170,442
 Federal deposit insurance premiums                       26,517          2,000      209,311
 State franchise tax                                     343,239        299,675      255,430
 Other expenses                                        1,787,206      1,662,895    1,517,717
                                                       ---------      ---------    ---------
  Total other expenses                                 6,314,974      6,020,383    5,721,980
                                                       ---------      ---------   ----------
Income before income taxes                             6,031,601      5,459,466    5,036,459
Provision for income taxes                             1,624,401      1,600,000    1,444,207
                                                       ---------      ---------   ----------
Net income                                           $ 4,407,200    $ 3,859,466  $ 3,592,252
                                                       =========      =========   ==========
Basic and diluted earnings per common share          $      3.38    $      3.00  $      2.81
                                                       =========      =========   ==========


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 1997, 1996 and 1995

                                                                  Unrealized
                                                                  Gain/(Loss) on
                                 Additional                       Securities    Total
                       Common    Paid-in      Retained  Treasury  Available     Shareholders'
                       Stock     Capital      Earnings  Stock     For Sale      Equity
Balance, January 1,
 1995                $4,000,000  $4,000,000 $ 9,305,474 $(56,000) $(171,920) $17,077,554

Net income                                    3,592,252                        3,592,252

Common stock issued:
  Under dividend re-
   investment program    22,457     199,016                                      221,473
  Under 401(k) plan       4,281      37,936                                       42,217

Cash dividends declared
 ($.65 per share)                              (831,956)                        (831,956)

Change in unrealized
 loss on securities
 available for sale                                                 241,223      241,223
                     ----------   ----------   ---------  --------  --------    ---------
Balance, December
 31, 1995             4,026,738   4,236,952  12,065,770  (56,000)    69,303   20,342,763

Net income                                    3,859,466                        3,859,466

Common stock issued:
  Under dividend re-
   investment program    39,038     240,069                                      279,107
  Under 401(k) plan       5,903      43,481                                       49,384

Cash dividends declared
 ($.83 per share)                            (1,063,589)                      (1,063,589)

Stock split (100% stock
 dividend)            4,043,147              (4,043,147)

Change in unrealized
 gain on securities
 available for sale                                                 (40,651)     (40,651)
                     ----------    ---------  ----------  --------- --------- ------------
Balance, December
 31, 1996             8,114,826   4,520,502  10,818,500  (56,000)    28,652   23,426,480

Net income                                    4,407,200                        4,407,200

Common stock issued:
 Under dividend re-
  investment program     48,711     328,701                                      377,412
 Under 401(k) plan       52,654     286,696                                      339,350

Cash dividends declared
 ($1.01 per share)                           (1,317,792)                      (1,317,792)

Change in unrealized
 gain on securities
 available for sale                                                  41,830       41,830
                     ----------  ---------  ----------- ---------  --------   ----------
Balance, December
 31, 1997            $8,216,191  $5,135,899 $13,907,908 $(56,000) $  70,482  $27,274,480
                     ==========  ========== =========== =========  ========  ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1997, 1996 and 1995


                                               1997           1996               1995
Cash flows from operating activities
 Net income                                 $  4,407,200     $  3,859,466     $  3,592,252
 Adjustments to reconcile net income to net
  cash from operating activities
   Security amortization and accretion           (40,711)          36,105           98,851
   Depreciation                                  385,148          428,307          331,927
   Gain on sale of other real estate owned                       (116,090)
   Gain on sale of loans                        (220,200)
   Investment security gains                         (46)         (11,949)         (23,743)
   FHLB stock dividends                         (113,300)
   Provision for loan losses                     400,063          400,000          514,709
   Deferred income taxes                           1,763          (72,705)         (48,921)
   Changes in
     Net deferred loan fees                       85,415           28,199          (62,141)
     Accrued interest receivable                (942,064)         (41,128)        (348,909)
     Accrued interest payable                     33,255           11,006          123,781
     Other assets and liabilities                 81,924          337,256         (176,231)
                                               ---------        ---------        ---------
   Net cash from operating activities          4,078,447        4,858,467        4,001,575
                                               ---------        ---------        ---------
Cash flows from investing activities
 Purchase of time deposits with financial
  institutions                                                 (3,000,000)
 Securities available for sale
   Proceeds from maturities                   11,000,000       10,000,000        7,000,000
   Purchases                                 (23,952,022)      (7,917,347)     (10,607,058)
 Securities held to maturity
   Proceeds from maturities and
    repayments                                12,161,211        9,100,731       11,178,470
   Purchases                                 (33,035,725)      (8,949,808)     (13,057,229)
   Loan sale proceeds                         10,766,167                           306,802
   Loan originations, net of payments        (25,338,195)     (12,659,533)     (15,862,449)
   Property and equipment expenditures        (1,423,186)        (322,093)        (587,624)
   Proceeds from sale of other real estate                        242,090
                                             ------------      -----------     ------------
      Net cash from investing activities     (49,821,750)     (13,505,960)     (21,629,088)
                                             ------------      -----------     ------------

Cash flows from financing activities
   Net increase in deposits                 $ 27,863,685     $  7,084,091     $ 20,575,357
   Net increase in securities sold under
    repurchase agreements                      2,552,586          775,240        3,033,426
   Advances on FHLB borrowings                 1,289,309       10,072,667        1,950,196
   Principal reductions on FHLB borrowings    (1,343,961)        (281,348)
   Shares issued for 401(k) plan                 339,350           49,384           42,217
   Cash dividends paid                          (940,380)        (784,482)        (610,483)
                                            ------------      -----------     -------------
     Net cash from financing activities       29,760,589       16,915,552       24,990,713
                                            ------------      -----------     -------------
 Net change in cash and cash equivalents     (15,982,714)       8,268,059        7,363,200
 Cash and cash equivalents at beginning
   of year                                    30,317,756       22,049,697       14,686,497
                                             -----------      -----------     -------------
Cash and cash equivalents at end of year    $ 14,335,042     $ 30,317,756     $ 22,049,697
                                             ===========      ===========     =============
Cash paid during the year for:
  Interest                                  $ 10,779,000     $  8,817,000     $  7,910,000
  Income taxes                                 1,751,000        1,469,000        1,575,000



NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of accounting policies adopted by CSB
Bancorp, Inc. which have a significant effect on the financial statements.

Consolidation Policy and Nature of Operations: The consolidated financial statements include accounts of CSB Bancorp, Inc. and its wholly-owned subsidiary, The Commercial and Savings Bank (together referred to as the "Company"). All significant intercompany transactions and balances have been eliminated.

The Company is engaged in the business of commercial and retail banking and trust services, with operations conducted through its main office and seven branches located in Millersburg, Ohio, and nearby communities. These communities are the source of substantially all deposit, loan and trust activities. The majority of the Company's income is derived from commercial and retail lending activities and investments in securities.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, realization of deferred tax assets, fair value of certain securities and determination and carrying value of impaired loans are particularly subject to change.

Cash Reserve Requirements: The Company is required by the Federal Reserve to maintain reserves consisting of cash on hand and noninterest-bearing balances on deposit with the Federal Reserve Bank. The required reserve balance at December 31, 1997 and 1996 was $2,230,000 and $1,888,000.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are classified as trading when held for short term periods in anticipation of market gains, and are carried at fair value. Securities are written down to fair value when a decline in fair value is not temporary.

Realized gains and losses resulting from the sale of securities are computed by the specific identification method. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

Loans: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Loans held for sale are reported at the lower of cost or market value on an aggregate basis.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification.

Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first-mortgage loans secured by one- to four-family residences, residential construction loans and automobile, home equity and other consumer loans less than $100,000. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. These assets are reviewed for impairment when events indicate their carrying amounts may not be recoverable. Depreciation is computed on a straight-line basis over the estimated useful life of the asset. Maintenance and repairs are expensed and major improvements are capitalized.

Other Real Estate: Real estate owned, other than that used in the normal course of business, is recorded at fair value at acquisition. Any reduction from carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the carrying value to the lower of the initial amount or fair value less estimated costs to sell. Other real estate owned included on the balance sheets was $181,000 and $301,000 at December 31, 1997 and 1996.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Servicing Rights: Mortgage servicing rights represent the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. Servicing rights are not material in any period presented.

Stock Option Plan: Expense for the stock option plan is recorded only if options are granted below the market price at the grant date. The fair value of a stock option is estimated using an option pricing model which considers the current price of the stock, expected price volatility, expected dividends on the stock and the risk-free interest rate. The proforma effect on net income and earnings per share is disclosed as if the fair value of the options had been recorded over the vesting period. The proforma effect on net income and earnings per share of the options granted in 1997 is not material.

Income Taxes: The Company records income tax expense based on the amount of tax due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

Repurchase Agreements: Repurchase agreement liabilities represent amounts advanced by various customers that are not covered by federal deposit insurance and are secured by securities owned.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 14. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

Statement of Cash Flows: For purposes of the statement of cash flows, cash and due from banks, interest-bearing demand deposits and federal funds sold are included in cash and cash equivalents. Net cash flows are reported for customer loan and deposit transactions and deposits with other financial institutions and borrowings with original maturities of 90 days or less. Cash dividends paid are reported net of shares issued under the dividend reinvestment plan.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Dividend Restriction: Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends which may be paid. A separate note details concerning regulatory capital requirements.

Earnings per Share: A new accounting standard adopted in 1997 requires dual presentation of basic and diluted earnings per share ("EPS") for entities with complex capital structures. All prior EPS data has been restated to conform to the new method. Basic EPS is based on net income divided by the weighted average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of additional common shares issuable under stock options.
The weighted average number of shares outstanding for basic EPS was 1,302,457 in 1997, 1,288,522 in 1996 and 1,279,002 in 1995. The
weighted average number of shares outstanding for diluted EPS, which includes the effect of stock options granted using the treasury stock method, was 1,302,926 in 1997. There was no per share dilution as a result of the stock options in 1997. Since no stock options were outstanding in 1996 or 1995, the weighted average number of shares outstanding was the same for both basic and diluted EPS.

Financial Instruments With Off-Balance Sheet Risk: The Company, in the normal course of business, makes commitments to extend credit which are not reflected in the consolidated financial statements.
A summary of these commitments is disclosed in a separate note.

Financial Statement Presentation:  Certain items in the 1996 and
1995 financial statements have been reclassified to correspond with the 1997 presentation.



NOTE 2  SECURITIES

The amortized cost and fair value of securities available for sale at year-end are as follows.



                                                 1997
                                           Gross          Gross
                                Amortized  Unrealized     Unrealized   Fair
                                Cost       Gains          Losses       Value
Available for sale
 Debt securities
  U.S. Treasury securities   $16,021,859 $   72,864    $    (349)   $16,094,374
  Obligations of U.S.
   government corporations
   and agencies                9,978,862     40,872       (6,596)    10,013,138
                              ----------  ---------     ---------    ----------
  Total debt securities
   available for sale         26,000,721    113,736       (6,945)    26,107,512
 Other securities              1,934,900                              1,934,900
                              ----------  ---------      ---------   ----------
  Total securities available
   for sale                  $27,935,621 $  113,736    $  (6,945)   $28,042,412
                              ==========  =========     =========    ==========
Held to Maturity
  U.S. Treasury securities   $15,121,855 $  130,739    $  (1,095)   $15,251,499
  Obligations of U.S.
   government corporations
   and agencies                7,540,006     11,870       (6,343)     7,545,533
  Obligations of states
   and political
   subdivisions               35,723,573  1,262,675       (9,643)    36,976,605
                              ----------  ---------     ---------    -----------
    Total securities held to
     maturity                $58,385,434 $1,405,284    $ (17,081)   $59,773,637
                              ==========  =========     =========    ===========

                                                 1996
                                          Gross        Gross
                              Amortized   Unrealized   Unrealized     Fair
                              Cost        Gains        Losses         Value
Available for sale
 Debt securities
   U.S. Treasury securities  $11,025,400 $   47,599    $    (186)   $11,072,813
   Obligations of U.S.
    government corporations
    and agencies               2,000,000                  (4,000)     1,996,000
                              ----------   --------      --------    -----------
   Total debt securities
    available for sale        13,025,400     47,599       (4,186)    13,068,813
 Other securities              1,821,600         --           --      1,821,600
                              ----------   --------      --------    ----------
   Total securities available
    for sale                 $14,847,000 $   47,599    $  (4,186)   $14,890,413
                              ==========   ========      ========    ==========
Held to maturity
  U.S. Treasury securities   $11,030,882 $  116,799    $  (9,947)   $11,137,734
  Obligations of U.S.
   government corporations
   and agencies                7,011,135      4,413       (6,361)     7,009,187
  Obligations of states
   and political subdivisions 19,440,275    499,363     (127,342)    19,812,296
  Mortgage-backed securities      11,175                     (50)        11,125
                              ----------   --------     ---------    -----------
    Total securities held to
      maturity               $37,493,467 $  620,575    $(143,700)   $37,970,342
                              ==========  =========     =========    ===========


NOTE 2 - SECURITIES (Continued)

The amortized cost and fair value of debt securities available for sale at year-end 1997, by contractual maturity, are shown below.

                                         Amortized          Fair
                                          Cost              Value
Available for sale
Debt securities:
  Due in one year or less                $ 7,996,085   $ 7,999,531
  Due after one through five years        18,004,636    18,107,981
                                          ----------    ----------
  Total debt securities available for
   sale                                  $26,000,721   $26,107,512
                                          ==========    ==========
Held to maturity
Debt securities:
  Due in one year or less                $ 8,000,924   $ 8,053,983
  Due after one year through five years   20,057,678    20,336,215
  Due after five years through ten years  14,739,772    15,351,978
  Due after ten years                     15,587,060    16,031,461
                                          ----------    ----------
Total debt securities held to maturity   $58,385,434   $59,773,637
                                          ==========    ==========

No securities were sold during any period presented. Securities called or settled by the issuer resulted in gains of $46, $11,949 and $23,743 in 1997, 1996 and 1995.

Securities with a carrying value of approximately $46,065,000 and $29,002,000 were pledged as of December 31, 1997 and 1996, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.


NOTE 3  LOANS

Year-end loans are as follows.

                                  1997            1996

Commercial                     $ 80,260,550      $ 72,916,620
Commercial real estate           30,407,670        22,991,254
Residential real estate          49,049,948        50,874,164
Installment and credit card      16,450,211        15,110,537
Construction                      3,507,863         3,248,723
                                 ----------       -----------
    Total loans                $179,676,242      $165,141,298
                                ============      ===========

NOTE 4  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is as follows.

                             1997        1996          1995

Beginning balance          $2,120,845  $1,830,250   $1,557,547
Provision for loan losses     400,063     400,000      514,709
Loans charged off            (223,945)   (136,524)    (292,086)
Recoveries                     52,076      27,119       50,080
                            ----------   --------    ----------
Ending balance             $2,349,039  $2,120,845   $1,830,250
                           ==========   ========     =========
Impaired loans are as follows.

                                        1997          1996
Year-end loans with no allowance
 for loan losses allocated           $         0   $          0
Year-end loans with allowance
 for loan losses allocated             1,384,000        961,000
Amount of the allowance
  allocated at year end                  437,000        336,000
Average of impaired loans
 during the year                       1,230,000        406,000
Interest income recognized
 during impairment                        76,000         84,000
Cash-basis interest income
 recognized                               59,000         56,000


NOTE 5  PREMISES AND EQUIPMENT

Year-end premises and equipment are as follows.

                                            1997       1996

Land and improvements                $    980,700  $   483,465
Buildings and improvements              2,516,855    2,511,504
Furniture and equipment                 2,698,844    2,543,595
Leasehold improvements                     79,979       79,979
Facilities under construction             747,802
                                     ------------   ----------
     Total                              7,024,180    5,618,543
Accumulated depreciation                3,422,926    3,055,327
                                     ------------   ----------
Premises and equipment, net          $  3,601,254  $ 2,563,216
                                     ============   ==========

The Bank leases certain office locations. Total rental expense under these leases was $90,674 in 1997, $89,324 in 1996 and $92,035 in 1995.  Future minimum lease payments are not material.

NOTE 6  INTEREST-BEARING DEPOSITS

Interest-bearing deposits at year-end are as follows.

                                          1997          1996

Demand                               $36,810,301   $36,317,260
Statement and passbook savings        39,235,884    28,806,699
Certificates of deposit:
  In excess of $100,000               30,643,934    24,675,449
  Other                              109,835,004   102,148,566
                                     -----------   -----------
  Total                             $216,525,123  $191,947,974
                                     ===========   ===========

Included in savings deposits is an $8 million account from a local school district that represents the proceeds of a bond issuance for the construction of a new facility. The district is expected to withdraw the funds over a period of 24 months.

At year-end 1997, stated maturities of time deposits were as follows.

      1998    $113,098,244
      1999      13,666,570
      2000       8,366,986
      2001       2,250,194
      2002       3,096,944
                -----------
      Total    $140,478,938
                ===========

NOTE 7 - BORROWINGS

The Company borrows from the Federal Home Loan Bank (FHLB) to fund certain fixed-rate residential real estate loans. These borrowings carry fixed interest rates ranging from 5.60% to 7.15% at year-end 1997 and 5.65% to 7.15% at year-end 1996, with 10-, 15- or 20-year maturities. The Company matches each borrowing against a fixed-rate mortgage loan with a similar maturity. Monthly principal and interest payments are due on the borrowings. In addition, a principal curtailment of 10% of outstanding principal balance is due on the anniversary date of each borrowing. Future required principal payments, including curtailments, are as follows.

   1998  $ 1,577,490
   1999    1,402,754
   2000    1,246,177
   2001    1,105,907
   2002      955,507
Thereafter 5,399,028
           ---------
         $11,686,863
          ===========

NOTE 7 - BORROWINGS (Continued)

At December 31, 1997, the FHLB borrowings are collateralized by the Company's FHLB stock and $17,530,000 of qualifying mortgage loans. Based upon the amount of FHLB stock owned, the Bank has the ability to obtain up to $33 million of advances from the FHLB.

Securities sold under agreements to repurchase generally mature within three months from the transaction date. Physical control is maintained for all securities sold under repurchase agreements.
Information concerning securities sold under agreements to repurchase is summarized as follows.

                                            1997         1996

Average balance during the year           $5,135,407   $2,832,589
Average interest rate during the year          3.92%        3.75%
Maximum month-end balance during the year $8,480,023   $4,738,173


NOTE 8  INCOME TAXES

The provision for income taxes consists of the following:




                           1997          1996           1995

Current                 $1,622,638      $1,672,705     $1,493,128
Deferred                     1,763         (72,705)       (48,921)
                         ---------       ---------      ---------
Total income tax
 provision              $1,624,401      $1,600,000     $1,444,207
                         ==========      =========      ==========

The differences between the financial statement provision and amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes are as follows:

                                 1997        1996       1995
Income taxes computed at the
 statutory federal tax rate    $2,050,744 $1,856,218  $1,712,396
Add (subtract) tax effect of
 Tax exempt interest income      (494,561)  (348,771)   (314,190)
 Nondeductible interest expense    72,695     43,677      35,299
 Other                             (4,477)    48,876      10,702
                                ---------- ---------   ----------
Total income tax provision     $1,624,401 $1,600,000  $1,444,207
                                ========== =========   ===========

The tax effects of principal temporary differences and the resulting deferred tax assets and liabilities that comprise the net deferred tax asset included in other assets on the balance sheet are as follows at year-end.

NOTE 8  INCOME TAXES (Continued)

                                  1997        1996        1995

Allowance for loan losses     $ 645,951   $ 568,365    $ 469,563
Deferred loan fees               72,246     114,578      184,740
Other                           124,614      75,152       47,471
                                -------    --------      -------
  Deferred tax asset            842,811     758,095      701,774
                                -------    --------      --------
Accretion                       (51,294)    (36,383)     (35,232)
Depreciation                    (36,171)    (34,382)     (73,167)
Unrealized gain on
  securities available
  for sale                      (36,309)    (14,760)     (35,702)
Other                           (92,729)    (22,950)      (1,700)
                                --------    --------     -------
 Deferred tax liability        (216,503)   (108,475)    (145,801)
                                -------     --------    ---------
Net deferred tax asset        $ 626,308   $ 649,620    $ 555,973
                                =======    =========    =========

The Company has sufficient taxes paid in and available for recovery to warrant recording the full deferred tax asset without a valuation allowance.


NOTE 9  EMPLOYEE BENEFITS

Profit Sharing Plan: The Company maintains a contributory profit sharing plan covering substantially all its employees who meet certain age and service requirements. Under the plan, the Company contributes 3% of each eligible participant's compensation during the year and matches participant contributions up to 2% of each participant's compensation during the year. Both of these contributions are dependent on availability of sufficient net income from current or prior years. Additional contributions may be made as approved by the Board of Directors. Expense under this plan for 1997, 1996 and 1995 was $113,000, $104,000 and $93,000.

Stock Option Plan: On January 1, 1997, the Board of Directors granted options to purchase 900 shares of common stock at an exercise price of $18.09 to an officer of the Company. One-third of the options awarded become exercisable on each of the first three anniversaries of the date of grant. Therefore, the first 300 options become exercisable on January 1, 1998. Expense recorded for the options and the proforma effect on net income and earnings per share are not material.


NOTE 10  COMMITMENTS, OFFBALANCE SHEET RISK, AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet customer's financing needs. These financial instruments include commitments to make or purchase loans, undisbursed lines of credit, undisbursed credit card balances and letters of credit. The Company's exposure to credit loss in case of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Company follows the same credit policy to make such commitments as it uses for those loans recorded on the balance sheet.

As of December 31, 1997 and 1996, commitments to make loans, primarily in the form of undisbursed portions of approved lines of credit, amounted to approximately $28,981,000 and $28,596,000, substantially all of which carried adjustable rates of interest. Commitments under outstanding standby letters of credit amounted to $820,000 at December 31, 1997 and $1,515,000 at December 31, 1996.
Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained relating to these commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items.

The Company sold $10.8 million in residential mortgage loans during 1997. The Company has agreed to repurchase individual loans if they become delinquent by greater than ninety days. A recourse obligation has been established by management based on past loan loss experience, and other factors. This liability is not material.

Occasionally, various contingent liabilities arise that are not recorded in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, ultimate disposition of these matters is not expected to have a material affect on financial condition or results of operations.


NOTE 11  RELATED PARTY TRANSACTIONS

In the ordinary course of business, loans are granted to executive officers, directors and their related business interests. The following is an analysis of activity of related party loans, for loans aggregating $60,000 or more to any one related party, at year-end 1997.

Balance at January 1, 1997     $1,046,770
  New loans and advances          549,338
  Repayments                     (470,558)
  Other changes                    98,253
                                ---------
Balance at December 31, 1997   $1,223,803
                                =========
NOTE 11  RELATED PARTY TRANSACTIONS (Continued)

Other changes represent loans applicable to one reporting period that are excludable from the other reporting period.


NOTE 12 - REGULATORY MATTERS

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and plans for capital restoration are required. In the most recent notifications received by the Company and the Bank, each was categorized as well capitalized. There are no conditions or events since those notifications that management believes have changed the Company's or the Bank's category.

At year-end, the capital requirements were met. Actual capital levels, in thousands, and minimum required levels were:




                                                                         Minimum
                                                                         Required To Be
                                                      Minimum Required   Well Capitalized
                                                      For Capital        Under Prompt Corrective
                                   Actual             Adequacy Purposes  Action Regulations
                             Amount     Ratio         Amount      Ratio  Amount      Ratio
1997
Total capital
  (to risk-weighted assets)
   Consolidated              $29,401    16.70%        $14,086      8.0%  $17,607      10.0%
   Bank                      $27,647    15.15%        $14,039      8.0%  $17,549      10.0%
Tier 1 capital
 (to risk-weighted assets)
  Consolidated               $27,198    15.45%        $ 7,043      4.0%  $10,564       6.0%
  Bank                       $25,521    14.54%        $ 7,020      4.0%  $10,530       6.0%
Tier 1 capital
 (to average assets)
  Consolidated               $27,198     9.56%        $11,382      4.0%  $14,228       5.0%
  Bank                       $25,521     8.99%        $11,360      4.0%  $14,200       5.0%




NOTE 12 - REGULATORY MATTERS (Continued)


                                                                     Minimum
                                                                     Required To Be
                                                  Minimum Required   Well Capitalized
                                                  For Capital        Under Prompt Corrective
                                    Actual        Adequacy Purposes  Action Regulations
                               Amount    Ratio     Amount  Ratio      Amount    Ratio
1996
Total capital
 (to risk-weighted assets)
  Consolidated                $25,335    16.37%    $12,382  8.0%      $15,476   10.0%
  Bank                        $24,835    16.05%    $12,382  8.0%      $15,476   10.0%
Tier 1 capital
 (to risk-weighted assets)
  Consolidated                $23,397    15.12%    $ 6,190  4.0%      $ 9,285    6.0%
  Bank                        $22,897    14.79%    $ 6,190  4.0%      $ 9,285    6.0%
Tier 1 capital
 (to average assets)
  Consolidated                $23,397     9.21%    $10,162  4.0%      $12,702    5.0%
  Bank                        $22,897     9.01%    $10,162  4.0%      $12,702    5.0%




The Company's primary source of funds with which to pay dividends is dividends received from the Bank. The payment of dividends by the Bank to the Company is subject to restrictions by its regulatory agency. These restrictions generally limit dividends to current and prior two years retained earnings as defined by the regulations. In addition, dividends may not reduce capital levels below the minimum regulatory requirements disclosed above. Under the most restrictive of these requirements, the Company estimates retained earnings available for payment of dividends by the Bank to the Company approximates $9,118,000 at December 31, 1997.


NOTE 13  PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Following are condensed parent company financial statements.

                   Condensed Balance Sheets
                   December 31, 1997 and 1996

                                        1997         1996
Assets:
Cash deposited with subsidiary      $ 1,123,241    $   499,528
Investment in subsidiary             25,597,379     22,926,032
Securities held to maturity             497,806
Other assets                             56,054            920
                                     ----------    -----------
   Total assets                     $27,274,480    $23,426,480
                                     ==========    ===========
Shareholder's Equity                $27,274,480    $23,426,480
                                     ==========    ===========




NOTE 13  PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
(Continued)

                 Condensed Statements of Income
      For the years ended December 31, 1997, 1996, and 1995

                                         1997      1996            1995
Interest on securities             $    20,356
Dividends from subsidiary            1,817,792   $ 1,063,595  $   831,957
Other income                             6,010
                                    ----------    ----------   ----------
   Total income                      1,844,158     1,063,595      831,957

Operating expenses                      80,043       116,347       80,313
                                    ----------    ----------   ----------
Income before taxes and equity in
 undistributed earnings of
 subsidiary                          1,764,115       947,248      751,644
Income tax benefit                      13,568        28,902       27,143
Equity in undistributed earnings
 of subsidiary                       2,629,517     2,883,316    2,813,465
                                     ---------    ----------    ---------
Net income                         $ 4,407,200   $ 3,859,466  $ 3,592,252
                                     =========    ===========   =========


                   Condensed Statements of Cash Flows
           For the years ended December 31, 1997, 1996, and 1995

                                         1997      1996           1995
Cash flows from operating
 activities
Net income                         $ 4,407,200   $ 3,859,466  $ 3,592,252
Adjustments to reconcile
 net income to
 cash provided by operations
  Equity in undistributed income of
   subsidiary                       (2,629,517)   (2,883,316)  (2,813,465)
  Change in other assets                (1,134)       11,057       30,164
                                     ---------     ---------    ---------
  Net cash from operating activities 1,776,549       987,207      808,951
                                     ---------     ---------    ---------
Cash flows from investing activities
 Purchases of Securities held to
  maturity                            (497,806)
 Property expenditures                 (54,000)
                                     ---------     ---------    ---------
 Net cash from investing activities   (551,806)

Cash flows from financing activities
 Shares issued for 401(k) plan         339,350        49,384       42,217
 Cash dividends paid                  (940,380)     (784,482)    (610,483)
 Net cash from financing activities   (601,030)     (735,098)    (568,266)

Net change in cash                     623,713       252,109      240,685

Cash at beginning of year              499,528       247,419        6,734
                                     ---------     ---------     ---------
Cash at end of year                $ 1,123,241   $   499,528  $   247,419
                                     =========    ==========     =========


NOTE 14  FAIR VALUES OF FINANCIAL INSTRUMENTS

               Financial instruments at year-end are as follows:
                                             1997                  1996
                                               (dollars in thousands)

                                  Carrying                   Carrying
                                  Amount       Fair Value    Amount     Fair Value
Financial assets
Cash and equivalents             $ 14,335     $  14,335     $  30,318   $  30,318
Time deposits with other
 institutions                       3,000         3,000         3,000       3,000
Securities available for sale      28,042        28,042        14,890      14,890
Securities held to maturity        58,385        59,774        37,493      37,970
Loans, net of allowance for loan
 losses                           177,327       176,914       163,020     164,025
Accrued interest receivable         2,786         2,786         1,844       1,844

Financial liabilities
Demand and savings deposits     $(100,724)    $(100,724)    $ (86,516)  $ (86,516)
Time deposits                    (140,479)     (140,917)     (126,824)   (128,001)
Repurchase agreements              (7,291)       (7,291)       (4,738)     (4,738)
FHLB borrowings                   (11,687)      (11,764)      (11,742)    (11,988)
Accrued interest payable             (457)         (457)         (423)       (423)



The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to approximate fair value for cash and short-term instruments, demand deposits, short-term borrowings, accrued interest, and variable rate loans or deposits that reprice frequently. Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. The fair value of debt is based on currently available rates for similar financing. The fair value of off-balance sheet items is not material.



EXHIBIT 21

SUBSIDIARY OF CSB BANCORP, INC.


The Commercial and Savings Bank, Millersburg, Ohio, an Ohio-chartered commercial bank.


EXHIBIT 23

CONSENT OF CROWE, CHIZEK AND COMPANY LLP




CONSENT OF INDEPENDENT ACCOUNTANTS




We hereby consent to the incorporation by reference in the prospectuses constituting part of the registration statements on Form S-3 for the CSB Bancorp, Inc. Share Owner Dividend Reinvestment Plan and on Form S-8 for The Commercial & Savings Bank of Millersburg Profit Sharing and 401(k) Savings Retirement Plan and Trust of our report dated January 15, 1998 on the consolidated balance sheets of CSB Bancorp, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, which report is included in this Form 10-K.



/s/Crowe, Chizek and Company LLP
Crowe, Chizek and Company LLP

Columbus, Ohio
March 27, 1998



EXHIBIT 24

POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS:

WHEREAS, CSB BANCORP, INC., an Ohio corporation (hereinafter referred to as the "Corporation"), proposes shortly to file with the Securities and Exchange Commission under the provisions of the Securities Exchange Act of 1934, as amended, a Form 10-K for the fiscal year ended December 31, 1997; and

WHEREAS, the undersigned is a director or officer of the Corporation, as indicated below under his or her name;

NOW, THEREFORE, the undersigned hereby constitutes and appoints Douglas D. Akins, his or her attorney for him or her and in his or her name, place and stead, and authorizes his or her attorney to execute and file the Form 10-K and to execute and file any amended Form 10-K or amendments or supplements to any of the foregoing, hereby giving and granting to said attorney full power and authority to do and perform every act and thing whatsoever requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do if personally present at the doing thereof, and hereby ratifies and confirms all that said attorney may or shall lawfully do, or cause to be done, by virtue hereof.

IN WITNESS WHEREOF, the undersigned has hereunto set his or her hand this _____ day of March, 1998.




Name: _________________________________________

Title:___________________________________________

STATE OF OHIO           )
                        ) SS:
COUNTY OF ____________  )

On the _____ day of March, 1998, personally appeared before me ___________, to me known to be the person described in and who executed the foregoing instrument, and he or she duly acknowledged to me that he or she executed and delivered the same for the purposes therein expressed.

WITNESS my hand and official seal this ______ day of March, 1998.


___________________________________________
Notary Public