Form 10-Q
period 1998-03-31
CSB BANCORP INC /OH
filed 1998-05-13
CIK 880417

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


                          FORM 10-Q


_X___  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  MARCH 31, 1998

OR

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Common stock, $6.25 par value         Outstanding at May 7, 1998:
                                      2,637,272 common shares

                             FORM 10-Q
                  QUARTER ENDED MARCH 31, 1998

                          Table of Contents


                   Part I - Financial Information


ITEM I - FINANCIAL STATEMENTS                           Page

Consolidated Balance Sheets                             3

Consolidated Statements of Income                       4

Consolidated Statements of Comprehensive Income         5

Condensed Consolidated Statements of Changes in
 Shareholders' Equity                                   6

Condensed Consolidated Statements of Cash Flows         7

Notes to the Consolidated Financial Statements          8


ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS          15


ITEM III - QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK                                      17


                   Part II - Other Information

Other Information                                      18

Signatures                                             19


                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)

                                                             March 31,   December 31,
                                                                1998          1997
ASSETS
Cash and noninterest-bearing deposits with banks           $  7,426,549  $  8,090,785
Interest-bearing deposits with banks                            284,916        31,257
Federal funds sold                                            4,071,000     6,213,000
                                                            -----------   -----------
  Total cash and cash equivalents                            11,782,465    14,335,042
Time deposits with other institutions                         3,000,000     3,000,000
Securities available for sale, at fair value                 26,057,543    28,042,412
Securities held to maturity (Fair values of
 $55,985,215 in 1998 and $59,773,637 in 1997)                54,717,360    58,385,434
Loans
  Total loans                                               184,602,850   179,676,242
  Allowance for loan losses                                   2,430,083     2,349,039
                                                            -----------   -----------
    Net loans                                               182,172,767   177,327,203
Premises and equipment, net                                   3,996,669     3,601,254
Accrued interest receivable and other assets                  3,870,345     3,750,570
                                                            -----------   -----------
      Total assets                                         $285,597,149  $288,441,915
                                                            ===========   ===========

LIABILITIES
Deposits
   Noninterest-bearing                                     $ 21,166,011  $ 24,678,146
   Interest-bearing                                         217,248,760   216,525,123
                                                            -----------   -----------
       Total deposits                                       238,414,771   241,203,269
Securities sold under repurchase agreements                   6,275,762     7,290,759
Federal Home Loan Bank borrowings                            11,035,641    11,686,863
Accrued interest payable and other liabilities                1,328,258       986,544
                                                            -----------   -----------
       Total liabilities                                    257,054,432   261,167,435

SHAREHOLDERS' EQUITY
Common stock, $6.25 par value:  3,000,000 shares
  authorized; 1998 - 1,321,870 shares issued;
 1997 - 1,314,591 shares issued                               8,261,685     8,216,191
Additional paid-in capital                                    5,501,021     5,135,899
Retained earnings                                            14,760,179    13,907,908
Treasury stock at cost: 1998 - 3,233 shares; 1997 -
 3200 shares                                                    (58,032)      (56,000)
Unrealized gain on securities available for sale                 77,864        70,482
                                                             ----------    ----------
   Total shareholders' equity                                28,542,717    27,274,480
                                                             ----------    ----------
    Total liabilities and shareholders' equity             $285,597,149  $288,441,915
                                                            ===========   ===========

See notes to the consolidated financial statements.


                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                           Three Months Ended
                                                March 31,
                                        1998                1997
Interest income
  Loans, including fees             $4,394,908       $4,034,410
  Taxable securities                   746,704          607,346
  Nontaxable securities                455,504          277,690
  Other                                104,206          311,748
                                     ---------        ---------
    Total interest income            5,701,322        5,231,194

Interest expense
  Deposits                           2,561,473        2,277,228
  Other                                244,219          239,028
                                     ---------        ---------
     Total interest expense          2,805,692        2,516,256
                                     ---------        ----------
Net interest income                  2,895,630        2,714,938
Provision for loan losses               97,650          101,688
                                     ---------        ---------




Net interest income after
 provision for loan losses           2,797,980        2,613,250

Other income
  Service charges on deposit accounts  181,379          171,664
  Gain on sale of loans                     --          220,200
  Other income                         136,500           85,905
                                      --------        ---------
    Total other income                 317,879          477,769

Other expenses
  Salaries and employee benefits       804,375          736,842
  Occupancy expense                     75,299           83,742
  Equipment expense                    114,190          107,923
  State franchise tax                   95,200           82,359
  Other expenses                       495,960          481,872
                                      --------         --------
    Total other expenses             1,585,024        1,492,738

Income before income taxes           1,530,835        1,598,281
Provision for income taxes             415,086          423,700
                                     ---------        ---------
Net income                          $1,115,749       $1,174,581
                                     =========        ==========

Basic and diluted earnings per
 common share (See Note 1)          $     0.42       $     0.45
                                     =========        ==========

See notes to the consolidated financial statements.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Unaudited)

                                       Three Months Ended
                                             March 31,
                                        1998          1997

Net income                          $1,115,749   $1,174,581

Other comprehensive income,
 net of tax:
  Unrealized gains (losses) arising
    during period                        7,382      (84,393)
                                     ---------     ---------
Comprehensive income                $1,123,131    $1,090,188
                                     =========     =========

See notes to the consolidated financial statements.

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                IN SHAREHOLDERS' EQUITY
                        (Unaudited)



                                           Three Months Ended
                                                March 31,
                                           1998           1997

Balance at beginning of period         $27,274,480    $23,426,480

Net income                               1,115,749      1,174,581

Common stock issued under the dividend
 reinvestment program and 401(k) plan      408,584        222,972

Cash dividends ($.10 per share in 1998;
 $.085 per share in 1997) See Note 1      (263,478)      (220,904)

Change in unrealized gain/loss on
 securities available for sale               7,382        (84,393)
                                       -----------     ----------
Balance at end of period               $28,542,717    $24,518,736
                                       ===========     ==========

See notes to the consolidated financial statements.


             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                    1998       1997
Net cash from operating activities             $ 1,553,223   $    922,761

Cash flows from investing activities
  Securities available for sale
   Proceeds from maturities                      5,000,000      2,000,000
   Purchases                                    (2,963,189)   (15,958,800)
  Securities held to maturity
   Proceeds from maturities, calls and
     repayments                                  3,879,734      3,406,150
   Purchases                                      (203,268)   (11,765,424)
  Net change in loans                           (5,024,155)    (7,382,259)
  Loan sale proceeds                                    --     10,766,167
  Premises and equipment expenditures, net        (485,312)      (183,239)
                                                 ---------     ----------
     Net cash from investing activities            203,810    (19,117,405)
                                                 ---------     ----------
Cash flows from financing activities
  Net change in deposits                        (2,788,498)     9,822,324
  Net change in securities sold under
    repurchase agreements                       (1,014,997)      (370,537)
  Advances on FHLB borrowings                           --        976,777
  Principal reductions on FHLB borrowings         (651,222)            --
  Shares issued for 401(k) plan                    326,084        162,903
  Cash dividends paid                             (180,977)      (160,835)
                                                ----------      ----------
   Net cash from financing activities           (4,309,610)    10,430,632
                                                ----------      ---------
Net change in cash and cash equivalents         (2,552,577)    (7,764,012)

Beginning cash and cash equivalents             14,335,042     30,317,756
                                                ----------    -----------
Ending cash and cash equivalents               $11,782,465    $22,553,744
                                                ==========    ===========

Supplemental disclosures
 Interest paid                                 $ 2,793,939    $ 2,492,764
 Income taxes paid                                      --         50,866


See notes to the consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include accounts of CSB Bancorp, Inc. and its wholly-owned subsidiary, The Commercial and Savings Bank (together referred to as the "Company"). All significant intercompany transactions and balances have been eliminated.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of CSB at March 31, 1998, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not contain all financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for CSB for the year ended December 31, 1997, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SFAS No. 128, "Earnings Per Share," became effective for the company in 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for entities with complex capital structures. All prior EPS data has been restated to conform to the new method. Basic EPS is based on net income divided by the weighted average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of additional common shares issuable under stock options. The weighted average number of shares outstanding for basic EPS was 2,625,892 in 1998 and 2,592,652 in 1997. The weighted average number of shares outstanding for diluted EPS, which includes the effect of stock options granted using the treasury stock method, was 2,626,723 in 1998 and 2,593,332 in 1997. There was no per share dilution as a result of the stock options in 1997.

On April 30, 1998, a two-for-one stock split in the form of a 100% stock dividend was distributed to shareholders of record as of March 31, 1998. All per share data was restated to reflect the stock split.

SFAS No. 129, "Disclosures of Information about Capital Structure," consolidated existing accounting guidance relating to disclosure about a company's capital structure. Public companies generally have always been required to make disclosures now required by SFAS 129 and, therefore, SFAS 129 did not impact the Company's disclosures.

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 is effective for the Company in

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


NOTE 2 - SECURITIES

The amortized cost and fair values of securities are as follows:

                                               March 31, 1998
                                               Gross       Gross
                                   Amortized   Unrealized  Unrealized  Fair
                                   Cost        Gains       Losses      Value
Available for sale
  Debt securities
   U.S. Treasury securities       $12,024,891   $   76,358  $     --   $12,101,249
   Obligations of U.S. government
    corporations and agencies      11,949,377       45,906     4,289    11,990,994
                                   ----------    ---------   -------    ----------
   Total debt securities available
     for sale                      23,974,268      122,264     4,289    24,092,243
  Other securities                  1,965,300           --        --     1,965,300
                                   ----------    ---------    -------   ----------
    Total securities available
     for sale                     $25,939,568   $  122,264  $  4,289   $26,057,543
                                   ==========    =========    =======   ==========
Held to maturity
  U.S. Treasury securities        $12,126,129   $  128,151  $     --   $12,254,280
  Obligations of U.S. government
   corporations and agencies        6,988,995       15,380     2,500     7,001,875
  Obligations of states and
    political subdivisions         35,602,236    1,141,435    14,611    36,729,060
                                   ----------    ---------    -------   ----------
    Total debt securities
      held to maturity            $54,717,360   $1,284,966  $ 17,111   $55,985,215
                                   ==========    =========    =======   ==========


NOTE 2 - SECURITIES (Continued)

                                                    December 31, 1997
                                                     Gross        Gross
                                        Amortized    Unrealized   Unrealized  Fair
                                        Cost         Gains        Losses      Value
Available for sale
Debt securities
 U.S. Treasury securities              $16,021,859  $   72,864    $    (349)  $16,094,374
 Obligations of U.S. government
   corporations and agencies             9,978,862      40,872       (6,596)   10,013,138
                                        ----------    --------     ---------   -----------
  Total debt securities available
    for sale                            26,000,721     113,736       (6,945)   26,107,512
Other securities                         1,934,900                              1,934,900
                                        ----------    ---------    ---------   -----------
   Total securities available
     for sale                          $27,935,621  $  113,736    $  (6,945)  $28,042,412
                                        ==========    =========    =========   ===========
Held to maturity
  U.S. Treasury securities             $15,121,855  $  130,739    $  (1,095)  $15,251,499
  Obligations of U.S. government
   corporations and agencies             7,540,006      11,870       (6,343)    7,545,533
  Obligations of states and
    political subdivisions              35,723,573   1,262,675       (9,643)   36,976,605
                                        ----------   ---------     ---------   ----------
      Total securities held to
        maturity                       $58,385,434  $1,405,284    $ (17,081)  $59,773,637
                                        ==========   =========     =========   ===========


There were no sales of investment securities during the first three months of 1998 or 1997.

The amortized cost and fair values of debt securities at March 31, 1998, by contractual maturity, are shown below.

                      Available-for-sale       Held-to-maturity
                         securities             securities
                    Amortized    Fair     Amortized      Fair
                        Cost     Value       Cost        Value

Due in one year
  or less        $10,962,354   $10,982,013 $10,026,538 $10,075,989
Due from one to
 five years       13,011,914    13,110,230  14,733,315  14,982,358
Due from five to
 ten years                --            --  14,550,000  15,083,783
Due after ten years       --            --  15,407,507  15,843,085
                   ---------    ----------  ----------  -----------
                 $23,974,268   $24,092,243 $54,717,360 $55,985,215
                  ==========   =========== =========== ===========

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following:

                               March 31, 1998    December 31, 1997

Commercial                     $ 82,580,641      $ 80,260,550
Commercial real estate           31,155,404        30,407,670
Residential real estate          50,346,442        49,049,948
Installment and credit card      16,691,953        16,450,211
Construction                      3,828,410         3,507,863
                                -----------       -----------
  Total loans                  $184,602,850      $179,676,242
                                ===========       ============

During the first three months of 1997, the Company received
$10,776,167 in proceeds from mortgage loan sales. A gain of $220,200 was recognized on this sale.

Activity in the allowance for loan losses for the three months ended March 31, 1998 and 1997 is as follows:

                                    1998               1997

Beginning balance               $2,349,039       $2,120,845
Provision for loan losses           97,650          101,688
Charge-offs                        (23,267)         (47,473)
Recoveries                           6,661           16,262
                                 ---------        ---------
Balance - March 31              $2,430,083       $2,191,322
                                 =========        =========

Impaired loans at March 31, 1998 and December 31, 1997 is as follows:





                                        March 31,      December 31,
                                         1998            1997

Loans with no allowance for loan losses
 allocated                              $       --    $       --
Loans with allowance for loan losses
 allocated                               1,800,609     1,384,000
Amount of allowance allocated              556,000       437,000

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans for the three months ended March 31, 1998 and 1997, is as follows:

                                           1998            1997

Average of impaired loans               1,592,000      1,034,000
Interest income recognized during
  impairment                               18,000         18,000
Cash basis interest income recognized      18,000         13,000


NOTE 4 - FEDERAL HOME LOAN BANK BORROWINGS

The Company borrows from the Federal Home Loan Bank (FHLB) to fund certain fixed-rate residential real estate loans. At March 31, 1998, the Company had 189 outstanding borrowings from the FHLB. These borrowings carry fixed interest rates ranging from 5.60% to 7.15% and maturities of 10, 15, and 20 years. The Company matches each borrowing against a fixed-rate mortgage loan with a similar maturity. Monthly principal and interest payments are due on the borrowings. In addition, a principal curtailment of 10% of the outstanding principal balance is due on the anniversary date of each borrowing. FHLB borrowings are collateralized by the Company's FHLB stock and a blanket pledge on $16.6 million of qualifying mortgage loans at March 31, 1998.


NOTE 5 - COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customer financing needs. These financial instruments include commitments to make or purchase loans, undisbursed lines of credit, undisbursed credit card balances and letters of credit. The Company's exposure to credit loss in case of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Company follows the same credit policy to make such commitments as it uses for those loans recorded on the balance sheet.

At March 31, 1998 and December 31, 1997, commitments to make loans, primarily in the form of undisbursed portions of approved lines of credit, amounted to approximately $27.8 million and $29.0 million, substantially all of which carried adjustable rates of interest. Commitments under outstanding standby letters of credit amounted to $981,000 at March 31, 1998 and $820,000 at December 31, 1997. Since
many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained relating to these commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items.

NOTE 5 - COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENCIES
(Continued)

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


ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at March 31, 1998, compared to December 31, 1997, and the consolidated results of operations for the quarterly period ending March 31, 1998 compared to the same period in 1997. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

Forward-looking statements contained in this discussion involve risks and uncertainties and are subject to change based on various important factors. Actual results could differ from those expressed or implied. The Company is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Company is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.


FINANCIAL CONDITION

Total assets were $285.6 million at March 31, 1998, compared to $288.4 million at December 31, 1997, representing a decrease of $2.8 million or 1.0%. Total securities decreased approximately $5.7 million during the quarter as a result of reduction in total deposits and in securities sold under repurchase agreements. Since one of the primary functions of the securities portfolio is to provide a source of liquidity, it is structured such that security maturities and cash flows satisfy the Company's liquidity needs and asset-liability management requirements. At March 31, 1998, approximately 27.0% of the securities portfolio matures within one year.

Total loans increased $4.9 million, or 2.7%, to $184.6 million.
Commercial loans increased $2.3 million, or 2.9%, primarily as a result of demand for such loans in the local market area.
Residential real estate loans increased $1.3 million, or 2.6%.

As a percentage of loans, the allowance for loan losses was 1.32% at March 31, 1998 and 1.31% at December 31, 1997. Loans past due more than 90 days and loans placed on nonaccrual status, were approximately $1.4 million, or 0.73% of total loans at March 31, 1998, compared to $1.2 million, or 0.69% of loans at December 31, 1997. These credits are considered in management's analysis of the allowance for loan losses.

Premises and equipment increased $395,000, or 11.0%, during the first quarter of 1998. This was primarily due to the completion of the Shreve office, which opened in March, 1998. Additional investment was made in the design and plan of the new operations center, which should be completed in 1999.

At March 31, 1998, the ratio of net loans to deposits was 76.4%, compared to 73.5% at the end of 1997 as total deposits decreased approximately $2.8 million, or 1.2%, during the first three months on 1998. Historically, the Company has experienced a decline in overall deposit balances during the first quarter of the year.

Total shareholders' equity was increased in part by year-to-date net income of $1.1 million, less $263,000 of cash dividends declared. The cash dividend represents 23.6% of net income for the first quarter of 1998. Also contributing to capital was the dividend reinvestment program and the purchase of stock by the Company's 401(k) retirement plan. As a result of these programs, equity increased approximately $409,000 during the first quarter of 1998.


The Company and its subsidiary meet all regulatory capital requirements at March 31, 1998. The Company's ratio of total capital to risk-weighted assets was 16.98% at March 31, 1998, while Tier 1 risk-based capital ratio was 15.73%. Regulatory minimums call for a total risk-based capital ratio of 8%, at least one-half of which must be Tier 1 capital. The Company's leverage ratio was 9.97% at March 31, 1998, which exceeds the regulatory minimum of 3% to 5%.


RESULTS OF OPERATIONS

Net income for the quarter ending March 31, 1998 was $1.1 million, or $.42 per share, as compared to $1.2 million, or $.45 per share earned during the same period last year (restated for the April, 1998 stock split), a decrease of $59,000, or 5.0%. The primary factors contributing to this decrease was a decrease in other income, and an increase in other expense, which were partially offset by an increase in net interest income.

Net interest income for the quarter ended March 31, 1998 was $2.9 million, a 6.7% increase from the first quarter of 1997. Interest and fees on loans increased $360,000, or 8.9%, which resulted primarily from a higher average of net loans balance during the current quarter as compared to the previous year. Also, as deposit funds were invested in securities, interest on securities increased $317,000, which was partially offset by a $208,000 decrease in other interest income.

Interest expense increased $289,000, to $2.8 million for the quarter ended March 31, 1998, compared to $2.5 million for the quarter ended March 31, 1997. This increase was the result of increased volumes on interest-bearing accounts and slightly higher rates.

The provision for loan losses was $98,000 during the first quarter of 1998, which was near the $102,000 provision in the first quarter of 1997. This provision was made in recognition of continued loan origination volume, primarily in the commercial loan portfolio which typically carries a higher risk of loan loss.


Other income decreased approximately $160,000 primarily as a result of the gain on the sale of loans during the 1997 period.

Other expenses increased $92,000, or 6.2%, for the three months ended March 31, 1998, compared to the same period in 1997. Management continues to monitor the Company's efficiency ratio by
controlling increases in other operating costs.   Salaries and
employee benefits increased by $68,000 or 9.2%, and state franchise taxes increased $13,000 or 15.6% as a result of earnings retention in 1997. Ohio's state franchise tax for financial institutions is based on the level of capital at the previous year-end. The provision for income taxes of $415,000 during the first quarter of 1998 reflected an effective rate of 27.1%, as compared to 26.5%, for the first quarter of 1997.


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


ITEM 3  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 1998 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.





FORM 10-Q
Quarter ended March 31, 1998
PART II - OTHER INFORMATION


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


                                        CSB BANCORP, INC.
                                        (Registrant)




Date:  May 12, 1998                 /s/ Douglas D. Akins
                                    (Signature)
                                    Douglas D. Akins
                                    President
                                    Chief Executive Officer




Date:  May 12, 1998                 /s/ A. Lee Miller
                                    (Signature)
                                    A. Lee Miller
                                    Senior Vice President
                                    Chief Financial Officer

                          Index to Exhibits



Exhibit                                          Sequential
Number           Description of Document          Page


11            Statement Regarding Computation
              of Per Share Earnings (reference
              is hereby made to Consolidated
              Statements of Income on page 4
              hereof.)                              21

27            Financial Data Schedule               22


                      CSB BANCORP, INC.
                         EXHIBIT 11

      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS



                                    Three Months Ended
                                        March 31,
                                    1998        1997

Net income                       $1,115,749    $1,174,581
                                  =========     =========
Average basic shares outstanding  2,625,892     2,592,652

Add:  Effect of stock options           831           680
                                  ---------     ---------
Average diluted shares
  outstanding                     2,626,723     2,593,332
                                  =========     =========
Basic and diluted earnings
   per common share              $     0.42    $     0.45
                                  =========     =========