Form 10-Q
period 1998-06-30
CSB BANCORP INC /OH
filed 1998-08-13
CIK 880417

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-Q


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended:  JUNE 30, 1998

                            OR

____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Common stock, $6.25 par value    2,640,061 shares outstanding at
                                 August 3, 1998.

                         CSB BANCORP, INC.
                            FORM 10-Q
                   QUARTER ENDED JUNE 30, 1998



                 Part I - Financial Information


ITEM 1 - FINANCIAL STATEMENTS (Unaudited)          Page

Consolidated Balance Sheets                         3

Consolidated Statements of Income                   4

Consolidated Statements of Comprehensive Income     5

Condensed Consolidated Statements of Changes in
Shareholders' Equity                                6

Condensed Consolidated Statements of Cash Flows     7

Notes to the Consolidated Financial Statements      8


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                               16

ITEM 3   QUALITATIVE AND QUANTITATIVE DISCLOSURE
         ABOUT MARKET RISK                         19



              Part II - Other Information

Other Information                                  20

Signatures                                         22

                       CSB BANCORP, INC.
                    CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                                  June 30,    December 31,
                                                   1998          1997
ASSETS
Cash and noninterest-bearing deposits with banks $  8,444,444   $  8,090,785
Interest-bearing deposits with banks                  168,479         31,257
Federal funds sold                                  8,643,000      6,213,000
                                                   ----------     ----------
  Total cash and cash equivalents                  17,255,923     14,335,042
Time deposits with other institutions               3,000,000      3,000,000
Securities available for sale, at fair value       25,106,384     28,042,412
Securities held to maturity (Fair values of
  $55,302,669 in 1998 and $59,773,637 in 1997)     53,992,662     58,385,434
Loans
  Total loans                                     186,575,869    179,676,242
  Allowance for loan losses                         2,172,810      2,349,039
                                                  -----------    -----------
    Net loans                                     184,403,059    177,327,203
Premises and equipment, net                         4,094,487      3,601,254
Accrued interest receivable and other assets        3,669,305      3,750,570
                                                  -----------    -----------
   Total assets                                  $291,521,820   $288,441,915
                                                  ===========    ===========

LIABILITIES
Deposits
  Noninterest-bearing                            $ 22,777,879   $ 24,678,146
  Interest-bearing                                220,074,255    216,525,123
                                                  -----------    -----------
    Total deposits                                242,852,134    241,203,269
Securities sold under repurchase agreements         7,576,622      7,290,759
Federal Home Loan Bank borrowings                  10,626,129     11,686,863
Accrued interest payable and other liabilities        981,342        986,544
                                                  -----------    -----------
  Total liabilities                               262,036,227    261,167,435

SHAREHOLDERS' EQUITY
Common stock, $6.25 par value:  9,000,000 shares
  authorized; 1998   2,646,461 shares issued;
  1997   1,314,591 shares issued                   16,540,386      8,216,191
Additional paid-in capital                          5,609,653      5,135,899
Retained earnings                                   7,320,711     13,907,908
Treasury stock at cost: 6,400 shares                  (56,000)       (56,000)
Unrealized gain on securities available for sale       70,843         70,482
                                                   ----------     -----------
   Total shareholders' equity                      29,485,593     27,274,480
                                                   ----------     -----------
   Total liabilities and shareholders' equity    $291,521,820   $288,441,915
                                                  ===========    ============


See accompanying notes to consolidated financial statements.



                      CSB BANCORP, INC.
              CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)

                            Three Months Ended            Six Months Ended
                                 June 30,                      June 30,
                            1998        1997                1998        1997
Interest income
 Loans, including fees    $4,568,582    $4,066,951       $ 8,963,490   $ 8,101,361
 Taxable securities          672,465       897,670         1,419,169     1,505,016
 Nontaxable securities       467,097       344,309           922,601       621,999
   Other                     112,265       148,649           216,471       460,397
                           ---------      --------         ---------    ----------
  Total interest income    5,820,409     5,457,579        11,521,731    10,688,773

Interest expense
 Deposits                  2,606,214     2,426,912         5,167,687     4,704,140
 Other                       232,980       240,058           477,199       479,086
                           ---------     ---------        ----------    ----------
  Total interest expense   2,839,194     2,666,970         5,644,886     5,183,226
                           ---------     ---------        ----------    ----------
Net interest income        2,981,215     2,790,609         5,876,845     5,505,547


Provision for loan losses     98,735        98,736           196,385       200,424
                             -------       -------           -------       --------
Net interest income after
 provision
 for loan losses           2,882,480     2,691,873         5,680,460     5,305,123
                           ---------     ---------         ---------     ---------
Other income
 Service charges on deposit
   accounts                  178,610       164,118           359,989       335,782
 Gain on sale of loans         3,529                           3,529       220,176
 Other income                161,799       128,495           298,299       214,424
                           ---------      --------         ---------      --------
Total other income           343,938       292,613           661,817       770,382

Other expense
 Salaries and employee
  benefits                   870,415       777,962         1,674,790     1,514,804
 Occupancy expense            90,091        73,607           165,390       157,349
 Equipment expense           129,978       114,026           244,168       221,949
 State franchise tax          97,041        86,752           192,241       169,111
   Other expense             572,053       488,802         1,068,013       970,674
                            --------       -------        ----------     ---------
Total other expense        1,759,578     1,541,149         3,344,602     3,033,887
                           ---------     ---------        ----------     ---------
Income before income taxes 1,466,840     1,443,337         2,997,675     3,041,618
Provision for income taxes   380,800       460,001           795,886       883,701
                           ---------     ---------        ----------     ---------
Net income                $1,086,040    $  983,336       $ 2,201,789   $ 2,157,917
                           =========     =========        ==========     =========
Basic and diluted earnings
  per common share        $      .41    $      .38       $       .84   $       .83
                           =========     =========        ==========     =========


See accompanying notes to the consolidated financial statements.








                     CSB BANCORP, INC.
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (Unaudited)



                                   Three Months Ended         Six Months Ended
                                          June 30,                 June 30,
                                     1998        1997          1998        1997
Net income $                      1,086,040    $  983,336    $2,201,789  $2,157,917
Other comprehensive income,
 Net of tax:  Unrealized gains
 (losses) arising during period      (7,021)       84,333           361         (60)
                                  ---------     ---------     ---------   ---------
Comprehensive income             $1,079,019    $1,067,669    $2,202,150  $2,157,857
                                  =========     =========     =========   =========


                                     CSB BANCORP, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                                 IN SHAREHOLDERS' EQUITY
                                        (Unaudited)
                                    Three Months Ended             Six Months Ended
                                          June 30,                       June 30,
                                   1998            1997              1998        1997
Balance at beginning of period   $28,542,717   $24,518,736      $27,274,480    $23,426,480

Net income                         1,086,040       983,336        2,201,789      2,157,917

Common stock issued under
  the dividend reinvestment
  program and 401(k) plan            127,681        79,794          536,264        302,766

Cash dividends ($.10 and $.20
  per share in 1998; $.085 and
  $.17 per share in 1997)           (263,824)     (221,227)        (527,301)      (442,131)

Change in unrealized gain/loss
  on securities available for sale    (7,021)       84,333              361            (60)
                                  ----------    ----------       ----------     ----------
Balance at end of period         $29,485,593   $25,444,972      $29,485,593    $25,444,972
                                  ==========    ==========       ==========     ===========

See accompanying notes to the consolidated financial statements.

                                      CSB BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                            1998       1997
Net cash from operating activities                      $ 2,617,544   $  1,359,203

Cash flows from investing activities
  Securities available for sale
   Proceeds from maturities                               7,000,000      3,000,000
   Purchases                                             (4,003,044)   (18,957,238)
  Securities held to maturity
   Proceeds from maturities, calls and repayments         6,179,734      4,906,150
   Purchases                                             (1,805,037)   (20,118,784)
  Net change in loans                                    (7,745,245)   (12,313,578)
  Loan sale proceeds                                        489,529     10,766,167
  Purchase of premises and equipment, net                  (695,557)      (437,076)
                                                        -----------    -----------
    Net cash from investing activities                     (579,620)   (33,154,359)
                                                        -----------    ------------
Cash from financing activities
  Net change in deposits                                  1,648,865     13,086,173
  Net change in repurchase agreements                       285,863        321,871
  Principle reductions on FHLB borrowings                (1,060,734)      (773,066)
  Advance on FHLB borrowings                                             1,289,309
  Shares issued for 401(k) Plan                             454,181        180,434
  Cash dividends paid, net of dividend reinvestment        (445,218)      (319,799)
                                                         -----------    -----------
    Net cash from financing activities                      882,957     13,784,922
                                                         -----------    -----------
Net change in cash and cash equivalents                   2,920,881    (18,010,234)

Beginning cash and cash equivalents                      14,335,042     30,317,756
                                                         ----------    -----------
Ending cash and cash equivalents                        $17,255,923   $ 12,307,522
                                                         ==========    ===========

Supplemental disclosures
  Interest paid                                         $ 5,666,920   $  5,192,682
  Income taxes paid                                         775,000        983,866



See accompanying notes to the consolidated financial statements.

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of CSB at June 30, 1998, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for CSB for the year ended December 31, 1997, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The Company is engaged in the business of commercial and retail banking and trust services, with operations conducted through its main office and eight branches located in Millersburg, Ohio, and nearby communities. These communities are the source of substantially all deposit, loan and trust activities. The majority of the Company's income is derived from commercial and retail lending activities and investments in securities.

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

Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was adopted by the Company in 1997. SFAS 125 revises the accounting for transfers of financial assets such as loans and securities, and for distinguishing between sales and secured borrowings. The adoption of the portions of SFAS No. 125 relating to securities lending, repurchase agreements and other similar transactions are not required to be adopted until 1998.
SFAS 125 did not have a material impact on the Company's financial statements.

On April 30, 1998, a two-for-one stock split in the form of a 100% stock dividend was distributed to shareholders of record as of March 31, 1998. All share and per share data was restated to reflect the stock split.

SFAS No. 128, "Earnings Per Share," became effective for the company in 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for entities with complex capital structures. All prior EPS data has been restated to conform to the new method. Basic EPS is based on net income divided by the weighted average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of additional common shares issuable under stock options. The weighted average number of shares outstanding for basic EPS was 2,637,702 and 2,631,830 for the three and six month periods ended June 30, 1998 and 2,602,846 and 2,597,778 for the three and six month periods ended June 30, 1997. The weighted average number of shares outstanding for diluted EPS, which includes the effect of stock options granted using the treasury stock method, was 2,638,658 and 2,632,753 for the three and six month periods ended June 30, 1998 and 2,603,538 and 2,598,470 for the three and six month periods ended June 30, 1997. There was no per share dilution as a result of the stock options in 1997 or 1998.




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 129, "Disclosures of Information about Capital Structure," consolidated existing accounting guidance relating to disclosure about a company's capital structure. Public companies generally have always been required to make disclosures now required by SFAS 129 and, therefore, SFAS 129 did not impact the Company's disclosures.

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 is effective for the Company in 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The information required by SFAS 130 is included in these financial statements.

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities"   SFAS 133 requires companies to record derivatives on
the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving off-setting changes in fair value or cash flows. SFAS 133 does not allow hedging of a security which is classified as held to maturity, accordingly, upon adoption of SFAS 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption SFAS 133 to have a significant impact on the Corporation's financial statements.

NOTE 2 - SECURITIES

The amortized cost and fair values of securities are as follows:
                                               June 30, 1998
                                            Gross           Gross
                               Amortized    Unrealized      Unrealized  Fair
                               Cost         Gains           Losses      Value
Available for sale
 Debt securities
  U.S. Treasury securities   $10,023,324    $   69,957       $      0   $10,093,281
  U.S. Government agencies    12,980,123        42,151         (4,771)   13,017,503
                             -----------    ---------        --------    ----------
  Total debt securities       23,003,447       112,108         (4,771)   23,110,784
 Other securities              1,995,600             0              0     1,995,600
  Total securities available
   for sale                  $24,999,047    $  112,108       $ (4,771)  $25,106,384
                              ==========    ==========       =========   ===========
Held to maturity
 U.S. Treasury securities    $12,125,645    $  119,197       $      0   $12,244,842
 U.S. Government agencies      4,989,779        18,346         (2,500)    5,005,625
 Obligations of state and
   political subdivisions     36,877,238     1,188,195        (13,231)   38,052,202
                              ----------    ----------        --------   -----------
     Total debt securities
      held to maturity       $53,992,662    $1,325,738       $(15,731)  $55,302,669
                              ==========     =========       =========   ===========

NOTE 2 - SECURITIES (Continued)

                                                 December 31, 1997
                                               Gross           Gross
                              Amortized     Unrealized       Unrealized     Fair
                                Cost          Gains            Losses       Value

Available for sale
 Debt securities
  U.S. Treasury securities   $16,021,859    $   72,864       $   (349)  $16,094,374
  Obligations of U.S.
   government
   corporations and agencies   9,978,862        40,872         (6,596)   10,013,138
                              ----------      --------        -------    ----------
  Total debt securities
   available
   for sale                   26,000,721       113,736         (6,945)   26,107,512
 Other securities              1,934,900                                  1,934,900
                              ----------      --------         -------   ----------
    Total securities
      available
      for sale               $27,935,621    $  113,736       $ (6,945)  $28,042,412
                              ==========      ========        ========   ==========
Held to maturity
 U.S. Treasury securities    $15,121,855    $  130,739       $ (1,095)  $15,251,499
 Obligations of U.S.
   government
   corporations and agencies   7,540,006        11,870         (6,343)    7,545,533
 Obligations of states and
   political subdivisions     35,723,573     1,262,675         (9,643)   36,976,605
                              ----------    ----------        --------   ----------
    Total securities held to
     maturity                $58,385,434    $1,405,284       $(17,081)  $59,773,637
                              ==========     =========         ======    ==========

No securities were sold during the first six months of 1998 or 1997.

The amortized cost and fair values of debt securities at June 30, 1998, by contractual maturity, are shown below.

                             Available-for-sale securities       Held-to-maturity securities
                             Amortized           Fair            Amortized        Fair
                             Cost                Value           Cost             Value
Due in one year or less     $ 9,984,459        $10,007,805      $ 8,936,581     $ 8,979,204
Due from one to five years   13,018,988         13,102,979       13,521,694      13,753,233
Due from five to ten years            0                  0       15,795,000      16,389,695
Due after ten years                   0                  0       15,739,387      16,180,537
Mortgage-backed                       0                  0                0               0
                              ---------         ----------       ----------      ----------
                            $23,003,447        $23,110,784      $53,992,662     $55,302,669
                             ==========         ==========       ==========      ===========
/TABLE

NOTE 3   LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following:

                         June 30, 1998       December 31, 1997

Commercial                 $ 82,652,945         $ 80,260,550
Commercial real estate       30,787,270           30,407,670
Residential real estate      52,582,193           49,049,948
Installment and credit card  16,553,312           16,450,211
Construction                  4,000,149            3,507,863
                             ----------          ------------
   Total loans             $186,575,869         $179,676,242
                            ===========          ============

During the first six months of 1998, the Company received $490,000 in proceeds from mortgage loan sales. A gain of $3,529 was recognized on this sale. During the first six months of 1997, the Company received $10.8 million in proceeds from mortgage loan sales. A gain of $220,176 was recognized on this sale.

Activity in the allowance for loan losses for the six months ended June 30, 1998 and 1997 is as follows:

                                 1998         1997

Beginning balance             $2,349,039      $2,120,845
Provision for loan losses        196,385         200,424
Loans charged off               (389,005)       (124,835)
Recoveries                        16,391          27,490
                               ---------       ---------
Ending balance                $2,172,810      $2,223,924
                               =========       =========

Impaired loans at June 30, 1998 and December 31, 1997 is as follows:

                                 June 30,       December 31,
                                   1998            1997

Loans with no allowance for
  loan losses
  allocated                   $   72,944          $        0
Loans with allowance for
  loan losses
  allocated                    1,325,004           1,384,000
Amount of allowance allocated    175,407             437,000

NOTE 3   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans for the six months ended June 30, 1998 and 1997, is as follows:

                                     1998        1997
Average of impaired loans          $1,391,000   $1,174,000
Interest income recognized
 during impairment                     35,301       35,849
Cash basis interest income recognized  34,212       30,851




NOTE 4 - FEDERAL HOME LOAN BANK BORROWINGS

The Company borrows from the Federal Home Loan Bank (FHLB) to fund certain fixed-rate residential real estate loans. At June 30, 1998, the Company had 189 outstanding borrowings from the FHLB. These borrowings carry fixed interest rates ranging from 5.60% to 7.15% and maturities of 10, 15, and 20 years. The Company matches each borrowing against a fixed-rate mortgage loan with a similar maturity. Monthly principal and interest payments are due on the borrowings. In addition, a principal curtailment of 10% of the outstanding principal balance is due on the anniversary date of each borrowing. FHLB borrowings are collateralized by FHLB stock and a blanket pledge on $15.9 million of qualifying mortgage loans at June 30, 1998.


NOTE 5   COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENCIES

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

At June 30, 1998 and December 31, 1997, commitments to make loans, primarily in the form of undisbursed portions of approved lines of credit, amounted to approximately $30.4 million and $29.0 million, substantially all of which carried adjustable rates of interest. Commitments under outstanding standby letters of credit amounted to $747,000 at June 30, 1998 and $820,000 at December 31, 1997. Since
many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained relating to these commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items.

NOTE 5   COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENCIES
(Continued)

The Company sold $490,000 in residential mortgage loans during 1998 and $10.8 million during 1997. The Company has agreed to repurchase individual loans if they become delinquent by greater than ninety days. A recourse obligation has been established by management based on past loan loss experience, and other factors. This liability is not material.

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

                      CSB BANCORP, INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at June 30, 1998, compared to December 31, 1997, and the consolidated results of operations for the quarterly period ending June 30, 1998 compared to the same period in 1997. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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


FINANCIAL CONDITION

Total securities decreased approximately $7.3 million during the first half of 1998 as maturing investment securities were used to fund loan activity. Since one of the primary functions of the securities portfolio is to provide a source of liquidity, it is structured such that security maturities and cash flows satisfy the Company's liquidity needs and asset-liability management requirements. At June 30, 1998, approximately 24% of the securities portfolio matures within one year.

Total loans increased $6.9 million, or 3.8%, during the first six months of 1998. Residential real estate loans increased $3.5 million, or 7.2% and commercial loans increased $2.4 million, or 3.0%. These increases were primarily a result of increased loan demand in the Company's service area as the local economy remains strong. The commercial loans are generally variable-rate and based on the Prime rate and may be unsecured or collateralized by business or farm equipment. These loans are generally of higher risk than residential mortgage loans.

As a percentage of loans, the allowance for loan losses was 1.16% at June 30, 1998 and 1.31% at December 31, 1997. Impaired loans were approximately $1.4 million, or 0.75% of total loans, at June 30, 1998, compared to 0.77% of loans at December 31, 1997. These credits are considered in management's analysis of the allowance for loan losses.

Premises and equipment increased $493,000, or 13.7%, during the first six months of 1998. This was primarily due to the completion of the Shreve office, which opened in March 1998. Additional investment was made in the design and plan of the new operations center, which should be completed in 1999.

At June 30, 1998, the ratio of net loans to deposits was 75.9%, compared to 73.5% at the end of 1997 due to the increase in loans discussed earlier. Total deposits increased $1.6 million, or 0.7% during the first six months of 1998. Historically, the Company has experienced a decline in overall deposit balances during the first half of the year.

Total shareholders' equity was increased in part by year-to-date net income of $2.2 million, less $527,000 of cash dividends declared. The cash dividend represents 24% of net income for the first half of 1998. Also contributing to capital was the dividend reinvestment program (DRIP) and the purchase of stock by the Company's 401(k) retirement plan which increased equity approximately $536,000 during the first half of 1998.

The Company and its subsidiary meet all regulatory capital requirements and are considered to be "well capitalized" at June 30, 1998. The Company's ratio of total capital to risk-weighted assets was 17.23% at June 30, 1998, while Tier 1 risk-based capital ratio was 16.05%. Regulatory minimums call for a total risk-based capital ratio of 8%, at least one-half of which must be Tier 1 capital. The Company's leverage ratio was 10.24% at June 30, 1998, which exceeds the regulatory minimum of 3% to 5%.


RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1998 was $2.2 million, or $0.84 per share, remaining comparable to $2.2 million or $0.83 per share earned during the same period last year, an increase of $44,000, or 2.0%. Second quarter net income was $1.1 million, or $0.41 per share, in 1998, compared to $983,000, or $0.385 per share for the second quarter of 1997. The primary factor contributing to this increase was the increase in net interest income.

Net interest income was $5.9 million for the first six months of 1998, a 6.7% increase from 1997. Interest and fees on loans increased $862,000, or 10.6%, which resulted primarily from a higher average balance of loans. Also, as deposit funds were invested in securities from federal funds sold, interest on securities increased $215,000 and other interest income decreased $244,000 for the first half of 1998, compared to the first half of 1997. Net interest income for the second quarter of 1998 totaled $3.0 million, up 6.8% from $2.8 million in the second quarter of 1997. Most of this increase resulted from the increase in total loans. Income from taxable investments decreased $225,000 or 25.1% from the second quarter of 1997 to 1998, while income from nontaxable securities increased $123,000 or 35.7% for the same period.

Interest expense increased $462,000, or 8.9% for the six months ended June 30, 1998, compared to the six months ended June 30, 1997.
This increase was the result of increased volumes on interest-bearing accounts and slightly higher rates. For the second quarter of 1998 compared to the same period in 1997, interest expense increased $172,000 or 6.5%. The changes were primarily volume related.

The provision for loan losses was $99,000 for the second quarter of 1998 and $196,000 during the first half of 1998, remaining virtually unchanged from the provisions for comparable periods in 1997. These provisions were made in recognition of continued loan origination volume, primarily in the commercial loan portfolio which typically carries a higher risk of loan loss.

Other income for the first half of 1998 decreased approximately $109,000, primarily as a result of the $220,000 gain on the sale of loans in 1997 discussed above. The decrease was partially offset by an $84,000, or 39.1% increase in other income, primarily as a result of an increase in trust and financial services income. Noninterest income for the second quarter of 1998 increased $51,000, or 17.5%.


Other expenses increased $218,000 or 14.2% for the three months ended June 30, 1998 and $311,000, or 10.2%, for the six months ended June 30, 1998, compared to the same periods in 1997. Management continues to monitor the Company's efficiency ratio by maintaining increases in other operating costs at low levels. Salaries and employee benefits increased by 11.9% in the second quarter and 10.6% for the six month period, and state franchise taxes increased as a result of 1997 earnings retention. The increase in salaries and employee benefits is in part due to normal merit increases and the staffing of the new branch office in Shreve, Ohio. Ohio's state franchise tax for financial institutions is based on the level of capital at the previous year-end. The provisions for income taxes of $381,000 for the second quarter and $796,000 during the first half of 1998 reflected an effective rate of 26.0% and 26.6%, compared to effective rates of 31.9% and 29.1% for the same time periods in 1997. The decrease in effective rates resulted from increased nontaxable interest income.


YEAR 2000 ISSUE

Many computer programs use only two digits to identify a year in the date field and were apparently designed and developed without considering the impact of the upcoming change in the century. Such programs could erroneously read entries for the Year 2000 as the Year 1900. This could result in major systems failures and miscalculations. Rapid and accurate data processing is essential to the operations of the financial institutions, such as the Company. The Company has formed a Year 2000 committee to assess the extent to which its information technology, non information technology and its outside vendors may be adversely affected by the Year 2000 problems. Management is in the process of determining which programs are or will be capable of identifying the turn of the century. The issue is closely monitored by management and full compliance is expected by the end of 1998. While the Company does not anticipate that any Year 2000 computer problems or expenses required to correct such problems will materially affect its financial condition or results of operations, no assurance can be given in this regard. The Company is in the process of designing a contingency plan for each mission-critical application. The completion of this plan is scheduled for September 30, 1998.



ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 1998 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.






                        CSB BANCORP, INC.
                          FORM 10-Q
                   Quarter ended June 30, 1998
                   PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings:
          There are no matters required to be reported under this item.

Item 2 -  Changes in Securities:
         There are no matters required to be reported under this item.

Item 3 -  Defaults Upon Senior Securities:
         There are no matters required to be reported under this item.

Item 4 -  Submission of Matters to a Vote of Security Holders:

On April 8, 1998, the Company held the Annual Meeting of
Shareholders at which the following issues were voted on:

Shareholders voted upon the election of three (3) directors for Class I Nominees for three-year terms expiring in 2000. The results of the voting on these matters were as follows:

       Nominee             Votes for     Withheld

       David W. Kaufman    1,149,226     7,789
       H. Richard Maxwell  1,060,350   105,623
       Samuel M. Steimel   1,149,844     7,170

One (1) director was elected for a one-year term expiring in 1999:
       Douglas D. Akins    1,150,699     6,316

The following are directors who were not up for election at the meeting and whose terms of office as directors continued after the meeting:

J. Thomas Lang
Vivian A. McClelland
Daniel J. Miller
Samuel P. Riggle, Jr.
David C. Sprang

Shareholders voted on an increase in the authorized shares from 3,000,000 to 9,000,000. The results of the voting were as follows:

           Votes for        Votes against      Withheld
           1,025,349           131,013            612



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


                                       CSB BANCORP, INC.
                                       (Registrant)



Date: August 13, 1998                     /s/  Douglas D. Akins
                                           (Signature)
                                           Douglas D. Akins
                                           President
                                           Chief Executive Officer




Date: August 13, 1998                     /s/  A. Lee Miller
                                           (Signature)
                                           A. Lee Miller
                                           Senior Vice President
                                           Chief Financial Officer

                          CSB BANCORP, INC.
                          Index to Exhibits


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