Form 10-Q
period 1998-09-30
CSB BANCORP INC /OH
filed 1998-11-13
CIK 880417

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended:  SEPTEMBER 30, 1998

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

                     X  Yes     ____ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $6.25 par value    2,642,780 shares outstanding at
                                 November 5, 1998

                       CSB BANCORP, INC.
                         FORM 10-Q
               QUARTER ENDED SEPTEMBER 30, 1998


               Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS (Unaudited)              Page

Consolidated Balance Sheets                              3

Consolidated Statements of Income                        4

Consolidated Statements of Comprehensive Income          5

Condensed Consolidated Statements of Changes in
  Shareholders' Equity                                   6

Condensed Consolidated Statements of Cash Flows          7

Notes to the Consolidated Financial Statements           8


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        16

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK                                       18


             Part II - Other Information

Other Information                                       19

Signatures                                              20


CSB BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                     September 30,      December 31,
                                                          1998                1997
ASSETS
Cash and noninterest-bearing deposits with banks     $  8,672,327       $  8,090,785
Interest-bearing deposits with banks                      156,624             31,257
Federal funds sold                                     12,273,000          6,213,000
                                                      -----------        -----------
Total cash and cash equivalents                        21,101,951         14,335,042
Time deposits with other institutions                   2,000,000          3,000,000
Securities available for sale, at fair value           22,780,174         28,042,412
Securities held to maturity (Fair values of
  $61,195,779 in 1998 and $59,773,637 in 1997)         59,162,524         58,385,434
Loans
 Total loans                                          189,545,203        179,676,242
 Allowance for loan losses                              2,649,179          2,349,039
                                                      -----------        -----------
  Net loans                                           186,896,024        177,327,203
Premises and equipment, net                             4,588,706          3,601,254
Accrued interest receivable and other assets            3,779,407          3,750,570
                                                      -----------        -----------
   Total assets                                      $300,308,786       $288,441,915
                                                      ===========        ===========

LIABILITIES
Deposits
  Noninterest-bearing                                $ 23,351,303       $ 24,678,146
  Interest-bearing                                    227,380,861        216,525,123
                                                      -----------        -----------
    Total deposits                                    250,732,164        241,203,269
Securities sold under repurchase agreements             7,610,797          7,290,759
Federal Home Loan Bank borrowings                      10,340,751         11,686,863
Accrued interest payable and other liabilities          1,190,520            986,544
                                                      -----------        -----------
  Total liabilities                                   269,874,232        261,167,435

SHAREHOLDERS' EQUITY
Common stock, $6.25 par value:  3,000,000 shares
  authorized; 1998 - 2,649,181 shares issued;
  1997 - 1,314,591 shares issued                       16,557,380          8,216,191
Additional paid-in capital                              5,740,960          5,135,899
Retained earnings                                       8,032,587         13,907,908
Treasury stock at cost: 6,400 shares                      (56,000)           (56,000)
Unrealized gain on securities available for sale          159,627             70,482
                                                      -----------         -----------
Total shareholders' equity                             30,434,554         27,274,480
                                                      -----------         -----------
  Total liabilities and shareholders' equity         $300,308,786       $288,441,915
                                                      ===========        ===========

See notes to the consolidated financial statements.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                   Three Months Ended          Nine Months Ended
                                      September 30,                September 30,
                                  1998           1997          1998            1997
Interest income
  Loans, including fees        $4,548,683     $4,273,078     $13,512,173   $12,374,439
  Taxable securities              641,923        819,573       2,061,092     2,324,589
  Nontaxable securities           482,300        395,625       1,404,901     1,017,624
  Other                           199,753        125,928         416,224       586,325
                                ---------      ---------      ----------    ----------
    Total interest income       5,872,659      5,614,204      17,394,390    16,302,977
                                ---------      ---------      ----------    ----------
Interest expense
  Deposits                      2,685,993      2,538,126       7,853,680     7,242,266
  Other                           241,624        243,387         718,823       722,473
                                ---------      ---------       ---------    ----------
   Total interest expense       2,927,617      2,781,513       8,572,503     7,964,739
                                ---------      ---------       ---------    ----------
Net interest income             2,945,042      2,832,691       8,821,887     8,338,238
Provision for loan losses         577,400         99,819         773,785       300,243
                                ---------      ---------       ---------    ----------
Net interest income after
  provision
  for loan losses               2,367,642      2,732,872       8,048,102     8,037,995
                                ---------      ---------       ---------     ----------
Other income
  Service charges on deposit
   accounts                       175,693        180,225         535,682       516,006
  Gain on sale of loans             6,011              -           9,540       220,176
  Gain on sale of REO              77,579              -         77,579
  Other income                    240,573        179,106        538,872        393,530
                                ---------      ---------      ---------      ---------
    Total other income            499,856        359,331      1,161,673      1,129,712
                                ---------      ---------      ---------      ---------
Other expense
 Salaries and employee benefits   875,571        777,766      2,550,361      2,292,570
 Occupancy expense                 80,851         76,942        246,241        234,291
 Equipment expense                118,139        121,134        362,307        343,083
 State franchise tax               95,082         87,078        287,323        256,189
 Other expense                    506,082        468,234      1,574,095      1,438,907
                                ---------      ---------      ---------      ---------
    Total other expense         1,675,725      1,531,154      5,020,327      4,565,040
                                ---------      ---------      ---------      ---------
Income before income taxes      1,191,773      1,561,049      4,189,448      4,602,667
Provision for income taxes        215,799        408,700      1,011,685      1,292,401
                                ---------      ---------      ---------      ---------
Net income                     $  975,974     $1,152,349     $3,177,763     $3,310,266
                                =========      =========      =========      =========
Basic and diluted earnings
  per common share             $     0.37     $     0.44     $     1.21     $     1.28
                                =========      =========      =========      =========

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)


                                    Three Months Ended              Nine Months Ended
                                       September 30,                   September 30,
                                   1998            1997            1998            1997

Net income                        $  975,974      $1,152,349       $3,177,763     $3,310,266

Other comprehensive income,
  Net of tax:  Unrealized gains
  arising during period               88,784          51,862           89,145         51,802
                                   ---------       ---------        ---------      ----------
Comprehensive income              $1,064,758      $1,204,211       $3,266,908     $3,362,068
                                   =========       =========        =========      ==========


See notes to the consolidated financial statements.


CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Unaudited)


                                     Three Months Ended         Nine Months Ended
                                        September 30,             September 30,
                                     1998           1997        1998          1997
Balance at beginning of period     $29,485,593   $25,444,972   $27,274,480   $23,426,480

Net income                             975,974     1,152,349     3,177,763     3,310,266

Common stock issued under
  the dividend reinvestment
  program and 401(k) plan              148,300       173,635       684,564       476,401

Cash dividends ($.10 and $.30
  per share in 1998; $.085 and
  $.255 per share in 1997)            (264,097)     (221,902)      (791,398)    (664,033)

Change in unrealized gain/loss
  on securities available for sale      88,784        51,862         89,145       51,802
                                    -----------   ----------      ---------   ----------
Balance at end of period           $30,434,554   $26,600,916    $30,434,554  $26,600,916
                                    ===========   ==========     ==========   ==========


See notes to the consolidated financial statements.


CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                 Nine Months Ended
                                                    September 30,
                                                1998             1997
Net cash from operating activities         $  4,466,152    $  2,779,919

Cash flows from investing activities
  Net change in time deposits with
    other institutions                        1,000,000               -
  Securities available for sale
    Proceeds from maturities                 11,500,000       7,000,000
    Purchases                                (6,061,574)    (21,959,913)
  Securities held to maturity
    Proceeds from maturities, calls and
     repayments                               7,179,734       9,181,211
    Purchases                                (7,986,984)    (24,109,272)
  Net change in loans                       (11,414,523)    (19,629,433)
  Loan sale proceeds                            979,540      10,766,167
  Purchase of premises and equipment, net    (1,291,423)       (715,954)
                                             -----------    ------------
    Net cash from investing activities       (6,095,230)    (39,467,194)

Cash from financing activities
  Net change in deposits                      9,528,895      20,188,685
  Net change in repurchase agreements           320,038       1,055,246
  Advances on FHLB borrowings                         -       1,289,309
  Principal payments on FHLB borrowings      (1,346,112)     (1,090,500)
  Shares issued for 401(k) Plan                 523,060         288,483
  Cash dividends paid, net of dividend
   reinvestment                                (629,894)       (476,115)
                                             -----------     -----------
    Net cash from financing activities        8,395,987      21,255,108
                                             -----------     -----------
Net change in cash and cash equivalents       6,766,909     (15,432,167)

Beginning cash and cash equivalents          14,335,042      30,317,756
                                             ----------      -----------
Ending cash and cash equivalents           $ 21,101,951    $ 14,885,589
                                             ==========      ===========

Supplemental disclosures
 Interest paid                             $  8,580,996    $  7,956,723
 Income taxes paid                              975,000       1,323,866


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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of CSB at September 30, 1998, and results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for CSB for the year ended December 31, 1997, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Loan impairment is reported when full payment under the loan terms is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Basic Earnings Per Share ("EPS") is based on net income divided by the weighted average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of additional common shares issuable under stock options. The weighted average number of shares outstanding for basic EPS was 2,640,766 and 2,634,841 for the three and nine month periods ended September 30, 1998 and 2,609,234 and 2,601,638 for the three and nine month periods ended September 30, 1997. The weighted average number of shares outstanding for diluted EPS, which includes the effect of stock options granted using the treasury stock method, was 2,641,767 and 2,635,797 for the three and nine month periods ended September 30, 1998 and 2,609,940 and 2,602,344 for the three and nine month periods ended September 30, 1997.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" - SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving off-setting changes in fair value or cash flows. SFAS 133 does not allow hedging of a security which is classified as held to maturity, accordingly, upon adoption of SFAS 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption SFAS 133 to have a significant impact on the Corporation's financial statements.

NOTE 2 - SECURITIES

The amortized cost and fair values of securities are as follows:
                                                  September 30, 1998
                                                   Gross       Gross
                                        Amortized  Unrealized  Unrealized    Fair
                                        Cost       Gains       Losses        Value
Available for sale
  Debt securities
    U.S. Treasury securities          $10,021,508  $  147,710  $      -    $10,169,219
    U.S. Government agencies           10,490,107      94,149         -     10,584,255
                                       ----------   ---------    -------    ----------
    Total debt securities              20,511,615     241,859         -     20,753,474
  Other securities                      2,026,700           -         -      2,026,700
                                       ----------   ---------    -------    ----------
    Total securities available
     for sale                         $22,538,315  $  241,859  $      -    $22,780,174
                                       ==========   =========   ========    ==========
Held to maturity
  U.S. Treasury securities            $12,125,064  $  181,248  $      -    $12,306,312
  U.S. Government agencies              6,990,514      47,215         -      7,037,729
  Obligations of state and
   political subdivisions              40,046,946   1,805,462      (670)    41,851,738
                                       ----------   ---------    -------    ----------
    Total debt securities
      held to maturity                $59,162,524  $2,033,925  $   (670)   $61,195,779
                                       ==========   =========    =======    ==========

NOTE 2 - SECURITIES (Continued)

                                                       December 31, 1997
                                                     Gross          Gross
                                       Amortized     Unrealized     Unrealized   Fair
                                       Cost          Gains          Losses       Value
Available for sale
 Debt securities
  U.S. Treasury securities            $16,021,859    $   72,864     $   (349)    $16,094,374
  Obligations of U.S. government
   corporations and agencies            9,978,862        40,872       (6,596)     10,013,138
                                       ----------     ---------      --------     ----------
  Total debt securities available
    for sale                           26,000,721       113,736       (6,945)     26,107,512
 Other securities                       1,934,900             -            -       1,934,900
                                       ----------     ---------      --------     ----------
     Total securities available
       for sale                       $27,935,621    $  113,736     $ (6,945)    $28,042,412
                                       ==========     =========      ========     ==========
Held to maturity
 U.S. Treasury securities             $15,121,855    $  130,739     $ (1,095)    $15,251,499
 Obligations of U.S. government
   corporations and agencies            7,540,006        11,870       (6,343)      7,545,533
 Obligations of states and
   political subdivisions              35,723,573     1,262,675       (9,643)     36,976,605
                                       ----------     ---------      --------     -----------
     Total securities held to
       maturity                       $58,385,434    $1,405,284     $(17,081)    $59,773,637
                                       ==========     =========      ========     ==========



No securities were sold during the first nine months of 1998 or 1997.

The amortized cost and fair values of debt securities at September 30, 1998, by contractual maturity, are shown below.




                              Available-for-sale securities     Held-to-maturity securities
                              Amortized           Fair          Amortized       Fair
                               Cost               Value         Cost            Value
Due in one year or less      $ 7,497,854       $ 7,545,312      $ 9,100,534    $ 9,149,891
Due from one to five years    13,013,761        13,208,162       15,355,879     15,682,618
Due from five to ten years             -                 -       18,640,955     19,616,025
Due after ten years                    -                 -       16,065,156     16,747,245
Mortgage-backed                        -                 -                -              -
                              ----------        ----------       ----------     ----------
                             $20,511,615       $20,753,474      $59,162,524    $61,195,779
                              ==========        ==========       ==========     ==========


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following:

                       September 30, 1998   December 31, 1997

Commercial                $ 82,920,280         $ 80,260,550
Commercial real estate      31,276,136           30,407,670
Residential real estate     54,821,422           49,049,948
Installment and credit card 16,506,585           16,450,211
Construction                 4,020,780            3,507,863
                            ----------          -----------
Total loans               $189,545,203         $179,676,242
                           ===========          ===========

During the first nine months of 1998, the Company received $980,000 in proceeds from mortgage loan sales. A gain of $9,540 was recognized on these sales. During the first nine months of 1997, the Company received $10.8 million in proceeds from mortgage loan sales. A gain of $220,000 was recognized on this sale. The Company has identified $18.0 million of loans held for sale as of September 30, 1998.

Activity in the allowance for loan losses for the nine months ended September 30, 1998 and 1997 is as follows:

                                1998                1997

Beginning balance          $2,349,039           $2,120,845
Provision for loan losses     773,785              300,243
Loans charged off            (516,732)            (189,132)
Recoveries                     43,087               41,373
                            ---------            ----------
Ending balance             $2,649,179           $2,273,329
                            =========            ==========

Impaired loans at September 30, 1998 and December 31, 1997 is as follows:

                                         September 30,  December 31,
                                           1998         1997

Loans with no allowance for loan losses
  allocated                            $   72,944      $        0
Loans with allowance for loan losses
  allocated                             1,639,101       1,384,000
Amount of allowance allocated             505,961         437,000


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans for the nine months ended September 30, 1998 and 1997, is as follows:

                                           1998          1997
Average of impaired loans             $1,498,000      $1,173,000
Interest income recognized
 during impairment                        58,945          54,801
Cash basis interest income recognized     57,994          45,899


NOTE 4 - FEDERAL HOME LOAN BANK BORROWINGS

The Company borrows from the Federal Home Loan Bank (FHLB) to fund certain fixed-rate residential real estate loans. At September 30, 1998, the Company had 189 outstanding borrowings from the FHLB. These borrowings carry fixed interest rates ranging from 5.60% to 7.15% and maturities of 10, 15, and 20 years. The Company matches each borrowing against a fixed-rate mortgage loan with a similar maturity. Monthly principal and interest payments are due on the borrowings. In addition, a principal curtailment of 10% of the outstanding principal balance is due on the anniversary date of each borrowing. FHLB borrowings are collateralized by FHLB stock and a blanket pledge on $15.5 million of qualifying mortgage loans at September 30, 1998.


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

At September 30, 1998 and December 31, 1997, commitments to make loans, primarily in the form of undisbursed portions of approved lines of credit, amounted to approximately $34.8 million and $29.0 million, substantially all of which carried adjustable rates of interest. Commitments under outstanding standby letters of credit amounted to $652,000 at September 30, 1998 and $820,000 at December 31, 1997. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained relating to these commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items.

NOTE 5 - COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENCIES
(Continued)

The Company sold $980,000 in residential mortgage loans during 1998 and $10.8 million during 1997. The Company has agreed to repurchase individual loans if they become delinquent by greater than ninety days. A recourse obligation has been established by management based on past loan loss experience and other factors. This liability is not material.

Occasionally, various contingent liabilities arise that are not recorded in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, ultimate disposition of these matters is not expected to have a material affect on financial condition or results of operations.





                          CSB BANCORP, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at September 30, 1998, compared to December 31, 1997, and the consolidated results of operations for the quarterly and year-to-date periods ending September 30, 1998, compared to the same periods in 1997. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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


FINANCIAL CONDITION

Total securities decreased approximately $4.5 million during the first nine months of 1998 as maturing investment securities were used to fund loan activity. Since one of the primary functions of the securities portfolio is to provide a source of liquidity, it is structured such that security maturities and cash flows satisfy the Company's liquidity needs and asset-liability management requirements. At September 30, 1998, approximately 20% of the securities portfolio matures within one year.

Total loans increased $9.9 million, or 5.5%, during the first nine months of 1998. Residential real estate loans increased $5.8 million, or 11.8% and commercial loans increased $2.7 million, or 3.3%. These increases were primarily a result of increased loan demand in the Company's service area as the local economy remains strong. The commercial loans are generally variable-rate, based on the Prime rate and may be unsecured or collateralized by business or farm equipment. These loans are generally of higher credit risk than residential mortgage loans. The Company identified $18.0 million in loans held for sale as of September 30, 1998.

As a percentage of loans, the allowance for loan losses was 1.40% at September 30, 1998 and 1.31% at December 31, 1997. Impaired loans were approximately $1.7 million, or 0.90% of total loans, at September 30, 1998, compared to 0.77% of loans at December 31, 1997. These credits are considered in management's analysis of the allowance for loan losses.

Premises and equipment increased $987,000, or 27.4%, during the first nine months of 1998.This was primarily due to the completion of the Shreve office, which opened in March 1998. Additional investment was made in the design and plan of the new operations center, which should be completed in 1999.

At September 30, 1998, the ratio of net loans to deposits was 74.5%, compared to 73.5% at the end of 1997 due to the increase in loans discussed earlier. Total deposits increased $9.5 million, or 4.0% during the first nine months of 1998. The increase is due primarily to a $8.3 million, or 5.9%, increase in certificates of deposit.

Total shareholders' equity was increased in part by year-to-date net income of $3.2 million, less $791,000 of cash dividends declared. The cash dividend represents 25% of net income for the first nine months of 1998. Also contributing to capital was the dividend reinvestment program (DRIP) and the purchase of stock by the Company's 401(k) retirement plan which increased equity approximately $685,000 during the first nine months of 1998.

The Company and its subsidiary meet all regulatory capital requirements and are considered to be "well capitalized" at September 30, 1998. The Company's ratio of total capital to risk-weighted assets was 17.47% at September 30, 1998, while Tier 1 risk-based capital ratio was 16.22%. Regulatory minimums call for a total risk-based capital ratio of 8%, at least one-half of which must be Tier 1 capital. The Company's leverage ratio was 10.14% at September 30, 1998, which exceeds the regulatory minimum of 3% to 5%.


RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1998 was $3.2 million, or $1.21 per share, remaining comparable to $3.3 million or $1.28 per share earned during the same period last year, a decrease of $133,000 or 4.0%. Third quarter net income was $976,000, or $0.37 per share, in 1998, compared to $1.2 million, or $0.44 per share for the third quarter of 1997. The primary factor contributing to this decrease was the increase in the provision for loan losses.

Net interest income was $8.8 million for the first nine months of 1998, a 5.8% increase from 1997. Interest and fees on loans increased $1.1 million or 9.2%, which resulted primarily from a higher average balance of loans. Interest income on all securities was comparable to the same period in 1997, while shifting from income on taxable securities to nontaxable securities. Net interest income for the third quarter of 1998 totaled $2.9 million, up 4.0% from $2.8 million in the third quarter of 1997. Most of this increase resulted from the increase in total loans. Income from taxable investments decreased $178,000 or 21.7% from the third quarter of 1997 to the third quarter of 1998, while income from nontaxable securities increased $87,000 or 21.9% for the same period.

Interest expense increased $608,000, or 7.6% for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. This increase was the result of increases in the average balance of NOW accounts, savings and certificates of deposit. For the third quarter of 1998 compared to the same period in 1997, interest expense increased $146,000 or 5.3%. The changes were primarily volume related.

The provision for loan losses was $577,000 for the third quarter of 1998 and $774,000 during the first nine months of 1998. This represents increases of $478,000 and $474,000 over the three month and nine month periods, respectively, of 1997. The increase in the provision is based on management's analysis of the loan portfolio, including but not limited to, impaired loans, the increase in loans charged off, loan growth and the portfolio mix.

Other income increased approximately $32,000 or 2.8% for the first nine months of 1998 and $141,000 or 39.1% for the third quarter of 1998, compared to the respective periods in 1997. The decrease in gain on sale of loans was more than offset by the gain on sale of REO and an increase in other income, which was due to increased trust and financial services income.

Other expenses increased $455,000 or 10.0% for the nine months ended September 30, 1998 and $145,000, or 9.4%, for the three months ended September 30, 1998, compared to the same periods in 1997.
Management continues to monitor the Company's efficiency ratio by maintaining increases in other operating costs at low levels. Salaries and employee benefits increased by 11.2% in the nine month period and 12.6% for the third quarter, and state franchise taxes increased as a result of 1997 earnings retention. The increase in salaries and employee benefits is in part due to normal merit increases and the staffing of the new branch office in Shreve, Ohio. Ohio's state franchise tax for financial institutions is based on the level of capital at the previous year-end. The provisions for income taxes of $7.0 million for the first nine months and $216,000 during the third quarter reflected an effective rate of 24.1% and 18.1%, compared to effective rates of 31.9% and 29.1% for the same time periods in 1997. The decrease in effective rates resulted from increased nontaxable interest income.

YEAR 2000 ISSUE

Certain statements contained in this section of "Management's Discussion and Analysis of Financial Condition and Results of Operation" that are not related to historical results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties. Any forward-looking statements made by the Company herein and in future reports and statements are not guarantees of future performance and actual results may differ materially from those in forward-looking statements as a result of various factors. These factors include the ability of the Company and its key service providers, vendors, suppliers, customers and governmental entities to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 issue discussed below. Special factors that might cause actual results to vary materially from the results anticipated include the ability to identify and correct all relevant computer codes and embedded chips, unanticipated difficulties or delays in the implementation of the Company's plans and the ability of third parties to adequately address their own Year 2000 issues.

Many computer programs use only two digits to identify a year in the date field and were apparently designed and developed without considering the impact of the upcoming change in the century. Such programs could erroneously read entries for the Year 2000 as the Year 1900. This could result in major systems failures and miscalculations. Rapid and accurate data processing is essential to the operations of financial institutions, such as the Company.

In 1997, the Company formed a Year 2000 Committee to assess the extent to which its information technology, non-information technology and its outside vendors may be adversely affected by the Year 2000 problems. Management has identified systems as mission critical or non-mission critical. Vendors of all mission critical systems have been contacted regarding the status of the renovation and validation of the systems. The Company is currently in the process of testing these mission critical systems.

In addition to reviewing its own systems, the Company also recognizes it could incur losses if loan payments are delayed due to Year 2000 problems affecting any of the Company's significant borrowers or impairing the payroll systems of large employers in the Company's primary market area. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Company's primary market area is not significantly dependent on one employer or industry, the Company does not expect any significant or prolonged Year 2000 related difficulties. In addition, the Company is providing information to its customers about the Year 2000 issue.

At the present time, management estimates that the costs associated with completing the comprehensive Year 2000 plan will be approximately $250,000. This includes hardware and software upgrades, testing, training, and other out-of-pocket expenses. The budget does not include in-house personnel costs.

Management is in the process of developing contingency plans for mission critical systems, where applicable. These contingency plans include both remediation and business resumption plans.


ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 1998 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


                         CSB BANCORP, INC.
                            FORM 10-Q
                  Quarter ended September 30, 1998
                    PART II - OTHER INFORMATION


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


                                    CSB BANCORP, INC.
                                    (Registrant)




Date: November 12, 1998             /s/  Douglas D. Akins
                                    (Signature)
                                    Douglas D. Akins
                                    President
                                    Chief Executive Officer



Date: November 12, 1998             /s/  A. Lee Miller
                                    (Signature)
                                    A. Lee Miller
                                    Senior Vice President
                                    Chief Financial Officer


                  CSB BANCORP, INC.
                  Index to Exhibits



Exhibit                               Sequential
Number     Description of Document    Page

27         Financial Data Schedule