Form 10-K405
period 1998-12-31
CSB BANCORP INC /OH
filed 1999-03-30
CIK 880417

Page 1 of 68 pages
                                           Exhibit Index on
                                           page 18
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                         FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998

 [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______ to ________

      Commission File No. 0-21714

                     CSB BANCORP, INC.
             (Name of registrant in its charter)

OHIO                                34-1687530
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

At March 11, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $49.13 per share (such price being the average of the bid and asked prices on such date) was $117.3 million.

At March 11, 1999, there were outstanding 2,649,298 of the registrant's Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's 1998 Annual Report to Shareholders (Parts
I and II)
Portions of Registrant's Definitive Proxy Statement for the April
14, 1999 Annual Meeting of Shareholders (Part III)

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

CSB Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Ohio on June 28, 1991, at the direction of management of The Commercial and Savings Bank (the "Bank") for the purpose of becoming a bank holding company by acquiring all outstanding shares of the Bank. The Company acquired all such shares of the Bank following an interim bank merger, which transaction was consummated on January 31, 1992. The Bank is a commercial bank chartered under the laws of the State of Ohio and was organized in 1879. The Bank is the wholly-owned subsidiary of the Company and its only significant asset.

The Bank provides retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, night depository facilities and trust services. The Bank is a member of the Federal Reserve System, its deposits are insured by the Federal Deposit Insurance Corporation and it is regulated by the Ohio Division of Financial Institutions.

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

Employees

At December 31, 1998, the Bank employed 124 employees, 104 of which were employed on a full-time basis. The Company has no separate employees not also employed by the Bank.

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

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of required disclosures in the Company's 1998 Annual Report to Shareholders (the "Annual Report").

     I.  Distribution of Assets, Liabilities and Stockholders'
         Equity; Interest Rates and Interest Differential

         A&B. Average Balance Sheet and Related Analysis of Net Interest Earnings: The information set forth under the heading "Average Balances, Rates and Yields" on page 23 of the CSB Bancorp Inc. 1998 Annual Report to Shareholders (the "Annual Report") portions of which are included as Exhibit 13 to this document, is incorporated herein by reference.

         C. Interest Differential: The information set forth under the heading "Rate/ Volume Analysis of Changes in Income and Expense" on page 24 of the Annual
         Report is incorporated herein by reference.

     II.  Securities Portfolio

          A. The following is a schedule of the carrying value of securities at December 31, 1998, 1997 and 1996.


(In thousands of dollars)               1998     1997     1996
                                        ----     ----     ----
Securities available for sale
  (at fair value)
  U.S. Treasury securities              $10,115  $16,094  $11,073
  U.S. Government corporations
    and agencies                         14,941   10,013    1,996
  Other securities                        2,059    1,935    1,821
                                        -------  -------  -------
                                        $27,115  $28,042  $14,890
                                        -------  -------  -------
                                        -------  -------  -------
Securities held to maturity
  (at amortized cost)
  U.S. Treasury securities              $10,125  $15,122  $11,031
  U.S. Government corporations
    and agencies                          9,501    7,540    7,011
  Obligations of states and
    political subdivisions               42,627   35,723   19,440
  Mortgage-backed securities               --       --         11
                                        -------  -------  -------

                                        $62,253  $58,385  $37,493
                                        -------  -------  -------
                                        -------  -------  -------

     B. The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 1998:

(In thousands of dollars)
                         --------------------------Maturing-------------------------------
                                          After One        After Five
                            One Year     Year Through     Years Through       After
                            or Less        Five Years       Ten Years        Ten Years
                        Amount   Yield   Amount   Yield   Amount   Yield   Amount   Yield
                        ------   -----   ------   -----   ------   -----   ------   ------
Available for sale
  U.S. Treasury         $6,022   6.18%   $ 4,093  6.08%     --       --      --       --
  U.S. Government
    corporations
    and agencies          --      --      14,941  5.95      --       --      --       --
                        ------   -----   -------  -----
       Total            $6,022   6.18%   $19,034  5.98%     --       --      --       --
                        ------   -----   -------  -----
                        ------   -----   -------  -----

Held to maturity
  U.S. Treasury         $7,000   6.46%   $ 3,023  6.26%     --       --    $   102   7.70%
  U.S. Government
    corporations
    and agencies          --      --       9,501  5.66%     --       --      --       --
  Obligations of
    states and
    political
    subdivisions           686   9.24      7,602  7.61    $19,990   7.22%   14,349   7.53
                        ------   -----   ------   -----   ------   -----   ------   ------
       Total            $7,686   6.71%   $20,126  6.49%   $19,990   7.22%  $14,451   7.53%
                        ------   -----   ------   -----   ------   -----   ------   ------
                        ------   -----   ------   -----   ------   -----   ------   ------

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

     C. Excluding holdings of U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer which exceeded 10% of the Company's consolidated shareholders' equity at December 31, 1998.

III.  Loan Portfolio

     A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:


(In thousands of
dollars)           1998      1997      1996      1995     1994
Commercial         $ 86,971  $ 80,428  $ 72,917  $ 67,836 $ 59,068
Commercial real
  estate             33,137    30,408    22,991    22,858   22,700
Residential real
  estate             33,685    49,752    50,874    43,995   39,167
Residential real
  estate loans held
  for sale           23,636      --       --      --          --
Construction          3,155     3,508     3,249     2,477    2,802
Installment and
  credit card        16,992    16,393    15,110    15,453   13,507
                   --------  --------  --------  -------- --------
Total loans        $197,576  $180,489  $165,141  $152,619 $137,244
                   --------  --------  --------  -------- --------
                   --------  --------  --------  -------- --------

     B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding real estate mortgage and installment loans, as of December 31, 1998:


(In thousands      One Year  One Through  After Five
  of dollars)      or Less   Five Years    Years      Total
                   --------  -----------  ----------  ------
Commercial         $38,237   $14,662      $34,072    $ 86,971
Commercial real
  estate             1,967     2,884       28,286      33,137
Construction          --         250        2,905       3,155
                   -------   -------      -------    --------
Total              $40,204   $17,796      $65,263    $123,263
                   -------   -------      -------    --------
                   -------   -------      -------    --------
The following is a schedule of fixed rate and variable rate commercial, commercial real estate and real estate construction loans due after one year from December 31, 1998.

                                 Fixed        Variable
(In thousands of dollars)        Rate         Rate
Total commercial, commercial
  real estate and construction
  loans due after one year       $24,367      $58,692
                                 -------      -------
                                 -------      -------

     C.  Risk Elements

         1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans.

                                           December 31
(In thousands of dollars)       1998      1997      1996     1995    1994
     (a)  Loans accounted
          for on a
          nonaccrual basis      $  571    $  494    $  174   $  228  $  611

     (b)  Accruing loans
          which are
          contractually past
          due 90 days or more
          as to interest or
          principal payments       892       746       573      343     590

     (c)  Loans which are
          "troubled debt
          restructuring" as
          defined in Statement
          of Financial
          Accounting standards
          No. 15 (exclusive of
          loans in (a) or (b)
          above):                  -0-      -0-       -0-      -0-      -0-
                                ------    ------    ------   ------  ------
          Totals                $1,463    $1,240    $  747   $  571  $1,201
                                ------    ------    ------   ------  ------
                                ------    ------    ------   ------  ------

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

     (d) Impaired Loans - Information regarding impaired loans at December 31 is as follows:

          (In thousands of dollars)         1998    1997     1996

          Balance of impaired loans at
          December 31                       $1,454  $1,384   $961

          Less portion for which no
          allowance for loan loss is
          allocated                            142     --     --
                                            ------  ------   ----
          Portion of impaired loan balance
          for which an allowance for loan
          losses is allocated               $1,312  $1,384   $961
                                            ------  ------   ----

          Portion of allowance for loan
          losses allocated to the impaired
          loan balance at December 31       $  412  $  437   $336

          Interest income recognized in impaired loans during the year represented $92,000 while $140,000 would have been recognized had the loans been performing under their contractual terms.

          Impaired loans are comprised of commercial and commercial real estate loans, and are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans.

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

         2. Potential Problem Loans - At December 31, 1998, no loans were identified that management has serious doubts about the borrowers' ability to comply with present loan repayment terms and that are not included in item III.C.1. above.

         3. Foreign Outstandings - There were no foreign outstandings during any period presented.

         4. Loan Concentrations - As of December 31, 1998, there are no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A. above.

     D. Other Interest-Bearing Assets - As of December 31, 1998, there are no other interest-bearing assets required to be disclosed under Item III.C.1. or 2. if such assets were loans.

IV.  Summary Of Loan Loss Experience

     A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(In thousands of dollars)               1998        1997       1996       1995       1994
LOANS
  Average loans outstanding during
   period                               $187,198    $168,823   $157,274   $146,816   $131,440
                                        --------    --------   --------   --------   --------
                                        --------    --------   --------   --------   --------

ALLOWANCE FOR LOAN LOSSES
  Balance at beginning of period        $  2,349    $  2,121   $  1,830   $  1,558   $  1,312
  Loans charged off:
    Commercial                              (350)        (37)       (11)       (59)        (4)
    Commercial real estate                   (37)         (0)        (0)      (113)       (34)
    Residential real estate                  (76)         (0)        (0)        (0)        (0)
    Installment and credit card             (105)       (187)      (125)      (121)       (74)
                                        --------    --------   --------   --------   --------
      Total loans charged off               (568)       (224)      (136)      (293)      (112)
                                        --------    --------   --------   --------   --------
  Recoveries of loans previously
   charged off:
    Commercial                                 1           2          2         12          9
    Commercial real estate                     0           0          0          0          0
    Residential real estate                   15           9          0          0          7
    Installment                               40          41         25         38         42
                                        --------    --------   --------   --------   --------
      Total loan recoveries                   56          52         27         50         58

  Net loans charged off                     (512)       (172)      (109)      (243)       (54)
  Provision charged to operating
   expense                                 1,051         400        400        515        300
                                        --------    --------   --------   --------   --------

  Balance at end of period              $  2,888    $  2,349   $  2,121   $  1,830   $  1,558

Ratio of net charge-offs to
average loans outstanding
for period                                   .27%        .10%       .07%       .17%       .04%

/TABLE

The allowance for loan losses balance and provision charged to expense are determined by management based on periodic reviews of the loan portfolio, past loan loss experience, economic conditions and various other circumstances subject to change over time. In making this judgment, management reviews selected large loans, as well as impaired loans, other delinquent, nonaccrual and problem loans and loans to industries experiencing economic difficulties. The collectibility of these loans is evaluated after considering current operating results and financial position of the borrower, estimated market value of collateral, guarantees and the Company's collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and amount of such loss are formed on these loans, as well as other loans taken together.

     B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

         While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-offs that occur.


               --------------------Allocation of the Allowance for Loan Losses -----------------
(In thousands of dollars)         Percentage of            Percentage of           Percentage of
                                  Loans in Each            Loans in Each           Loans in Each
                        Allowance Category to   Allowance  Category to   Allowance Category to
                        Amount    Total Loans   Amount     Total Loans   Amount    Total Loans
                          December 31, 1998       December 31, 1997        December 31, 1996
                          -----------------       -----------------        -----------------
Commercial              $1,181     44.02%       $  719       44.67%      $  634      44.15%
Commercial real estate     748     16.77           465       16.92          425      13.92
Residential real estate    302     29.01           245       27.30          109      30.81
Construction                 0      1.60             0        1.95            0       1.97
Installment and credit
  card                     237      8.60           141        9.16          139       9.15
Unallocated                420                     779                      814
                        ------    -------       ------      -------      ------     -------
  Total                 $2,888    100.00%       $2,349      100.00%      $2,121     100.00%
                        ------    -------       ------      -------      ------     -------
                        ------    -------       ------      -------      ------     -------




                                  Percentage of             Percentage of
                                  Loans in Each             Loans in Each
                        Allowance Category to   Allowance   Category to
                        Amount    Total Loans   Amount      Total Loans
                          December 31, 1995       December 31, 1994
                        --------- ------------- ---------   -----------
Commercial              $  497      44.45%      $  710       43.04%
Commercial real estate     551      14.98          148       16.54
Residential real estate    148      28.83          118       28.54
Construction                 0       1.62            0        2.04
Installment and credit
  card                     219      10.12          175        9.84
Unallocated                415                     407
                        ------     -------      ------      ------
   Total                $1,830     100.00%      $1,558      100.00%
                        ------     -------      ------      ------
                        ------     -------      ------      ------

V.  Deposits

     A. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

         >
                                           Average                  Average
                                     Amounts Outstanding           Rate Paid
                                    Year ended December 31         Year ended December 31
                                    1998      1997      1996       1998     1997      1996
(In thousands of dollars)
Noninterest-bearing demand          $ 23,813  $ 20,920  $ 20,140   N/A      N/A       N/A
Interest-bearing demand deposits      35,541    35,148    35,625   2.02%    1.99%     2.05%
Savings deposits                      41,056    35,559    27,564   3.44     3.47      3.03
Time deposits                        146,551   135,565   116,280   5.78     5.82      5.72
                                    --------  --------  --------

  Total deposits                    $246,961  $227,192  $199,609
                                    --------  --------  --------
                                    --------  --------  --------


     D. The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 1998:

         (In thousands of dollars)
         Three months or less              $ 8,736
         Over three through six months       6,640
         Over six through twelve months     15,910
         Over twelve months                  5,650

             Total                         $36,936

     C. and E. There were no foreign deposits in any period presented.

VI.  Return On Equity And Assets

                                  1998        1997          1996

Return on average assets          1.43%       1.62%         1.65%
Return on average shareholders'
  equity                         14.39       17.32         17.47
Dividend payout ratio            37.45       29.88         27.67
Average shareholders' equity
  to average assets               9.93        9.38          9.47

VII.  Short-Term Borrowings

This item is not required for the Company because the average outstanding balance of short-term borrowings for the years ending
December 31, 1998, 1997 and 1996 were less than 30 percent of shareholders' equity at December 31, 1998, 1997 and 1996.

ITEM 2 - PROPERTIES

The Bank owns and operates its main office at Six West Jackson
Street, Millersburg, Ohio 44654. The Bank also operates eight branches and two other properties are owned or leased as noted below:

1.  The Berlin Branch, 4585 S. R. 39, Suite B, Berlin, Ohio 44610
    (leased)
2.  The South Clay Branch, 91 S. Clay Street, Millersburg, Ohio
    44654 (owned)
3.  The Winesburg Branch, 2225 U.S. 62, Winesburg, Ohio 44590
    (owned)
4.  The Clinton Commons Branch, 2101 Glen Drive, Millersburg, Ohio
    44654 (leased)
5.  The Walnut Creek Branch, 4980 Old Pump Street, Walnut Creek,
    Ohio 44687 (owned)
6.  The Charm Office, Corner of S.R. 557 and C.R. 70, Charm, Ohio
    44617 (leased)
7.  The Sugarcreek Office, 127 S. Broadway, Sugarcreek, Ohio 44681
    (owned)
8.  The Operations Center, 52 South Clay Street, Millersburg, Ohio
    44654 (leased)
9. 51 North Clay Street, Millersburg, Ohio 44654 (owned; operations center under construction)
10. The Shreve Office, 333 W. South Street, Shreve, OH  44676
    (owned)


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

No matter was submitted to a vote of security holders during the fourth quarter of 1998.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information contained in the section captioned "Common Stock and Shareholder Information" on pages 31 and 32 of the Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

Information contained in the section captioned "Selected Financial Data" on pages 20 and 21 of the Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Information contained in the section captioned "1998 Financial
Review" on pages 19 through 31, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Information contained in the section captioned "Quantitative and Qualitative Disclosures About Market Risk" on pages 29 and 30 of the Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information contained in the consolidated financial statements and related notes and the report of independent auditors thereon, on pages 33 through 56, inclusive, of the Annual Report is incorporated herein by reference.




ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the independent accountants on accounting and financial disclosure have occurred.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained in the section captioned "ELECTION OF DIRECTORS" on pages 4 through 7 of the Company's proxy statement for the Company's 1999 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or about March 12, 1999 (the "Proxy Statement") and information contained in the section captioned "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on pages 3 and 4 of the Proxy Statement is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information contained in the section captioned "REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION" on pages 8 and 9 of the Proxy Statement, the section captioned "EXECUTIVE COMPENSATION" on page 10 of the Proxy Statement and the section captioned "PERFORMANCE GRAPH" on page 11 of the Proxy Statement, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information contained in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 2 and 3 of the Proxy Statement is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained in the section captioned "CERTAIN
TRANSACTIONS" on page 12 of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     Exhibit
     Number     Description of Document

     3.1        Amended Articles of Incorporation of CSB Bancorp,
                Inc. (incorporated by reference to Registrant's
                1994 Form 10-KSB)

     3.1.1 Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998.

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

     13        CSB Bancorp, Inc. 1998 Annual Report to
               Shareholders

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

                              CSB BANCORP, INC.


                              By:  /s/DOUGLAS D. AKINS
                                   Douglas D. Akins, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 1999.

     Signatures                        Title


/s/ DOUGLAS D. AKINS*          President (Principal Executive
Douglas D. Akins*              Officer)


/s/ A. LEE MILLER*             Senior Vice President and
A. Lee Miller                  Chief Financial Officer


/s/ PAMELA S. BASINGER*        Financial Officer and Principal
Pamela S. Basinger*            Accounting Officer

/s/ DAVID W. KAUFMAN*          Director
David W. Kaufman*


/s/ J. THOMAS LANG*            Director
J. Thomas Lang*


/s/ VIVIAN A. McCLELLAND*      Director
Vivian A. McClelland*


/s/ H. RICHARD MAXWELL*        Director
H. Richard Maxwell*

/s/ SAMUEL M. STEIMEL*        Director
Samuel M. Steimel*



*By:  /s/DOUGLAS D. AKINS
      Douglas D. Akins
      as attorney-in-fact
      and on his own behalf
      as Principal Executive
      Officer
                        INDEX TO EXHIBITS

Exhibit                                          Sequential
Number     Description of Document               Page

3.1        Amended Articles of Incorporation
           of CSB Bancorp, Inc. (incorporated
           by reference to Registrant's 1994
           Form 10-KSB).                         N/A

3.1.1      Amended form of Article Fourth of
           Amended Articles of Incorporation,
           as effective April 9, 1998.           19

3.2        Code of Regulations of CSB Bancorp,
           Inc. (incorporated by reference to
           Registrant's Form 10-SB).             N/A

4          Form of Certificate of Common Shares
           of CSB Bancorp, Inc. (incorporated
           by reference to Registrant's
           Form 10-SB).                          N/A

10         Leases for the Clinton Commons,
           Berlin and Charm Branch Offices of
           The Commercial and Savings Bank
           (incorporated by reference to
           Registrant's Form 10-SB).             N/A

11         Statement Regarding Computation of
           Per Share Earnings                    20

13         Excerpts of the CSB Bancorp, Inc.
           1998 Annual Report to Shareholders    21

21         Subsidiary of CSB Bancorp, Inc.       64

23         Consent of Crowe, Chizek and
           Company LLP                           65

24         Powers of Attorney                    66

27         Financial Data Schedule               67