Form 10-Q
period 1999-03-31
CSB BANCORP INC /OH
filed 1999-05-14
CIK 880417

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q


  _X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  MARCH 31, 1999

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

                __X__  Yes    _____  No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $6.25 par value       Outstanding at May 10, 1999:
                                    2,652,030 common shares

                       CSB BANCORP, INC.
                          FORM 10-Q
                  QUARTER ENDED MARCH 31, 1999



                      Table of Contents


               Part I - Financial Information


ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets

Consolidated Statements of Income

Condensed Consolidated Statements of Changes in
Shareholders' Equity

Condensed Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK


                    Part II - Other Information

Other Information

Signatures

                       CSB BANCORP, INC.
                  CONSOLIDATED BALANCE SHEETS
                        (Unaudited)
                                     March 31,       December 31,
                                     1999            1998
ASSETS
Cash and noninterest-bearing
  deposits with banks                $  8,064,444    $ 10,440,120
Interest-bearing deposits with
  banks                                    13,979         315,067
Federal funds sold                     27,015,000      14,853,000
                                     ------------    ------------
Total cash and cash equivalents        35,093,423      25,608,187
Securities available for sale,
  at fair value                        29,060,975      27,115,456
Securities held to maturity
  (Fair values of $62,787,158 in
  1999 and $63,981,883 in 1998)        61,402,837      62,252,682
Loans, net                            179,969,328     193,823,995
Premises and equipment, net             6,320,529       5,372,876
Accrued interest receivable
  and other assets                      3,652,883       3,328,722
                                     ------------    ------------
Total assets                         $315,499,975    $317,501,918
                                     ------------    ------------
                                     ------------    ------------
LIABILITIES
Deposits
  Noninterest-bearing                $ 23,707,664    $ 27,359,102
  Interest-bearing                    242,439,772     238,387,456
                                     ------------    ------------
  Total deposits                      266,147,436     265,746,558
Securities sold under repurchase
  agreements                            7,133,244       9,770,519
Federal Home Loan Bank borrowings       9,538,273      10,111,119
Accrued interest payable and
  other liabilities                     1,093,741       1,013,623
                                     ------------    ------------
Total liabilities                     283,912,694     286,641,819

SHAREHOLDERS' EQUITY
Common stock, $6.25 par value:
  9,000,000 shares authorized;
  1999   2,658,430 shares issued;
  1998   2,654,441 shares issued       16,615,186      16,590,255
Additional paid-in capital              6,133,448       5,963,191
Retained earnings                       8,893,257       8,292,636
Treasury stock at cost:
  6,400 shares                            (56,000)        (56,000)
Accumulated other comprehensive
  income                                    1,390          70,017
                                     ------------    ------------
Total shareholders' equity             31,587,281      30,860,099
                                     ------------    ------------
Total liabilities and
  shareholders' equity               $315,499,975    $317,501,918
                                     ------------    ------------
                                     ------------    ------------
/TABLE

               CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)
                                         Three Months Ended
                                             March 31,
                                        1999         1998
Interest income
Loans, including fees                   $4,439,609   $4,394,908
Taxable securities                         682,516      746,704
Nontaxable securities                      535,646      455,504
Other                                      161,562      104,206
                                         ---------   ----------
Total interest income                    5,819,333    5,701,322

Interest expense
Deposits                                 2,716,183    2,561,473
Other                                      217,972      244,219
                                         ---------   ----------
Total interest expense                   2,934,155    2,805,692
                                         ---------   ----------

Net interest income                      2,885,178    2,895,630
Provision for loan losses                  647,955       97,650
                                         ---------   ----------
Net interest income after
provision for loan losses                2,237,223    2,797,980

Other income
Service charges on deposit
accounts                                   182,032      181,379
Gain on sale of loans                      302,652        ---
Other income                               187,333      136,500
                                         ---------   ----------
Total other income                         672,017      317,879

Other expenses
Salaries and employee benefits             862,321      804,375
Occupancy expense                           88,039       75,299
Equipment expense                          100,253      114,190
State franchise tax                         93,960       95,200
Other expenses                             597,066      495,960
                                         ---------   ----------
Total other expenses                     1,741,639    1,585,024
                                         ---------   ----------

Income before income taxes               1,167,601    1,530,835
Provision for income taxes                 249,064      415,086
                                         ---------   ----------

Net income                              $  918,537   $1,115,749
                                         ---------   ----------
                                         ---------   ----------

Basic and diluted earnings per
common share (See Note 1)               $     0.35   $     0.42
                                         ---------   ----------
                                         ---------   ----------


         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                    IN SHAREHOLDERS' EQUITY
                          (Unaudited)
                                       Three Months Ended
                                           March 31,
                                       1999          1998
Balance at beginning of period         $30,860,099   $27,274,480

Net income                                 918,537     1,115,749
Unrealized gains (losses) on
available-for-sale
securities arising during period,
net of tax                                 (68,627)        7,382
                                       ------------  -----------
Comprehensive income                       849,910     1,123,131

Common stock issued under the dividend
reinvestment program and 401(k) plan       195,188       408,584

Cash dividends ($.12 per share in 1999;
$.10 per share in 1998)                   (317,916)     (263,478)
                                       ------------  -----------
Balance at end of period               $31,587,281   $28,542,717
                                       ------------  -----------
                                       ------------  -----------

/TABLE

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                                       Three Months Ended
                                            March 31,
                                       1999           1998
Net cash from operating activities     $1,109,746     $1,553,223

Cash flows from investing activities
Securities available for sale
Proceeds from maturities                5,000,000      5,000,000
Purchases                              (6,991,982)    (2,963,189)
Securities held to maturity
Proceeds from maturities,
calls and repayments                    6,100,000      3,879,734
Purchases                              (5,267,485)      (203,268)
Net change in loans                       525,842     (5,024,155)
Loan sale proceeds                     12,972,366         ---
Premises and equipment expenditures,
net                                    (1,031,280)      (485,312)
                                      -----------    ------------
Net cash from investing activities     11,307,461        203,810
                                      -----------    ------------
Cash flows from financing activities
Net change in deposits                    400,878     (2,788,498)
Net change in securities sold under
repurchase agreements                  (2,637,275)    (1,014,997)
Principal reductions on FHLB
borrowings                               (572,846)      (651,222)
Shares issued for 401(k) plan             100,999        326,084
Cash dividends paid                      (223,727)      (180,977)
                                      -----------    ------------
Net cash from financing activities     (2,931,971)    (4,309,610)
                                      -----------    ------------

Net change in  cash and cash
equivalents                             9,485,236     (2,552,577)

Beginning cash and cash equivalents    25,608,187     14,335,042
                                      -----------    ------------
Ending cash and cash equivalents      $35,093,423    $11,782,465
                                      -----------    ------------
                                      -----------    ------------


Supplemental disclosures
Interest paid                         $ 2,906,289    $ 2,793,939
Income taxes paid                         312,000         ---

/TABLE

                       CSB BANCORP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include accounts of CSB Bancorp, Inc. and its wholly-owned subsidiary, The Commercial and Savings Bank (together referred to as the "Company" or "CSB"). All significant intercompany transactions and balances have been eliminated.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of CSB at March 31, 1999, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not contain all financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for CSB for the year ended December 31, 1998, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

While the Company's chief decision-makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

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

Basic earnings per share ("EPS") is based on net income divided by the weighted average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of additional common shares issuable under stock options. The weighted average number of shares outstanding for basic and diluted EPS computations were as follows:

                                   Three Months Ended March 31,
                                      1999          1998
Weighted average common shares
outstanding (basic)                   2,648,611     2,625,892
Dilutive effect of assumed
exercise of stock options                   971           831
Weighted average common
shares outstanding (diluted)          2,649,582     2,626,723


SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The new standard does not allow hedging of a security which is classified as held to maturity. Upon adoption of the standard, companies are allowed to transfer securities from held to maturity to available for sale if they wish to be able to hedge the securities in the future. The standard is effective for fiscal years beginning after June 15, 1999, with early adoption encouraged for any fiscal quarter beginning July 1, 1998, or later, with no retroactive application. Management does not expect the adoption of this standard to have a significant impact on the Company's financial statements.


NOTE 2 - SECURITIES

The amortized cost and fair values of securities are as follows:

                                                   March 31, 1999
                                                 Gross          Gross
                                   Amortized     Unrealized     Unrealized      Fair
                                   Cost          Gains          Losses          Value
Available for sale
Debt securities
U.S. Treasury securities           $ 6,016,900   $   61,616     $  ---          $ 6,078,516
Obligations of U.S. government
corporations and agencies           20,951,668       53,506      (113,015)       20,892,159
                                   -----------   ----------     ----------      -----------
Total debt securities available
for sale                            26,968,568      115,122      (113,015)       26,970,675
Other securities                     2,090,300        ---          ---            2,090,300
                                   -----------   ----------     ----------      -----------
Total securities available
for sale                           $29,058,868   $  115,122     $(113,015)      $29,060,975
                                   -----------   ----------     ----------      -----------
                                   -----------   ----------     ----------      -----------

Held to maturity
U.S. Treasury securities           $ 6,120,527   $   85,465     $  ---          $ 6,205,992
Obligations of U.S. government
corporations and agencies           10,505,986       12,538       (87,901)       10,430,623
Obligations of states and
political subdivisions              44,776,324    1,432,865       (58,646)       46,150,543
                                   -----------   ----------     ----------      -----------
Total debt securities
held to maturity                   $61,402,837   $1,530,868     $(146,547)      $62,787,158
                                   -----------   ----------     ----------      -----------
                                   -----------   ----------     ----------      -----------

NOTE 2 - SECURITIES (Continued)

                                                   December 31, 1999
                                                 Gross          Gross
                                   Amortized     Unrealized     Unrealized      Fair
                                   Cost          Gains          Losses          Value

Available for sale
Debt securities
U.S. Treasury securities           $10,018,642   $   96,670     $  ---         $10,115,312
Obligations of U.S. government
corporations and agencies           14,931,926       56,205      (46,787)       14,941,344
                                   -----------   ----------     ----------      -----------
Total debt securities               24,950,568      152,875      (46,787)       25,056,656
Other securities                     2,058,800        ---          ---           2,058,800
                                   -----------   ----------     ----------      -----------
Total securities available
for sale                           $27,009,368   $  152,875     $(46,787)      $27,115,456
                                   -----------   ----------     ----------      -----------
                                   -----------   ----------     ----------      -----------

Held to maturity
U.S. Treasury securities           $10,124,422   $  121,297     $  ---         $10,245,719
Obligations of U.S. government
corporations and agencies            9,501,449       21,675      (35,929)        9,487,195
Obligations of states and
political subdivisions              42,626,811    1,667,490      (45,332)       44,248,969
                                   -----------   ----------     ----------      -----------
Total securities held to
maturity                           $62,252,682   $1,810,462     $(81,261)      $63,981,883
                                   -----------   ----------     ----------      -----------
                                   -----------   ----------     ----------      -----------



There were no sales of investment securities during the first three months of 1999 or 1998.

The amortized cost and fair values of debt securities at March 31, 1999, by contractual maturity, are shown below.

                                                Available-for-sale securities
                                                 Held-to-maturity securities
                                   Amortized      Fair        Amortized         Fair
                                   Cost           Value       Cost              Value

Due in one year or less            $ 4,005,982    $ 4,035,313  $ 6,054,790      $ 6,122,553
Due from one to five years          22,962,586     22,935,362   19,509,828       19,724,096
Due from five to ten years             ---            ---       21,776,642       22,446,929
Due after ten years                    ---            ---       14,061,577       14,493,580
                                   $26,968,568    $26,970,675  $61,402,837      $62,787,158
                                   -----------   ----------     ----------      -----------
                                   -----------   ----------     ----------      -----------
/TABLE

NOTE 3   LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following:

                                March 31, 1999   December 31, 1998
Commercial                      $ 85,431,465     $ 86,971,202
Commercial real estate            32,607,830       33,136,841
Residential real estate           31,526,905       33,684,743
Residential real estate
loans held for sale               14,630,971       23,636,259
Installment and credit card       16,312,111       16,992,208
Construction                       3,660,226        3,154,733
                                ------------     ------------
Subtotal                         184,169,508      197,575,986

Allowance for loan losses         (3,496,627)      (2,887,721)
Net deferred loan fees              (703,553)        (864,270)
                                ------------     ------------
                                $179,969,328     $193,823,995
                                ------------     ------------
                                ------------     ------------


During the first three months of 1999, the Company received $13.0 million in proceeds from mortgage loan sales. A gain of $303,000 was recognized on these sales.

Activity in the allowance for loan losses for the three months ended March 31, 1999 and 1998 is as follows:

                                 1999             1998

Beginning balance                $2,887,721       $2,349,039
Provision for loan losses           647,955           97,650
Charge-offs                          45,295          (23,267)
Recoveries                            6,246            6,661
                                 ----------       ----------
Balance - March 31               $3,496,627       $2,430,083
                                 ----------       ----------
                                 ----------       ----------

Impaired loans at March 31, 1999 and December 31, 1998 is as follows:

                                 March 31,        December 31,
                                 1999             1998
Loans with no allowance for
loan losses allocated            $  677,658       $  141,509
Loans with allowance for
loan losses allocated             2,544,126        1,453,837
Amount of allowance allocated       890,553          412,284
/TABLE

Impaired loans for the three months ended March 31, 1999 and 1998, is as follows:

                                     1999            1998

Average of impaired loans            $2,408,565      $1,592,000
Interest income recognized
during impairment                        36,000          18,000
Cash basis interest income
recognized                               35,000          18,000


NOTE 4 - FEDERAL HOME LOAN BANK BORROWINGS

The Company borrows from the Federal Home Loan Bank (FHLB) to fund certain fixed-rate residential real estate loans. At March 31, 1999, the Company had 189 outstanding borrowings from the FHLB. These borrowings carry fixed interest rates ranging from 5.60% to 7.15% and maturities of 10, 15, and 20 years. Monthly principal and interest payments are due on the borrowings. In addition, a principal curtailment of 10% of the outstanding principal balance is due on the anniversary date of each borrowing. FHLB borrowings are collateralized by the Company's FHLB stock and a blanket pledge on $14.3 million of qualifying mortgage loans at March 31, 1999.


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

                                                  March 31,               December 31,
                                                  1999                    1998
                                            Fixed         Variable       Fixed       Variable
                                            Rate          Rate           Rate        Rate
Commitments to make loans
(at market rates)                           $  799,852    $ 1,530,000    $1,230,165  $
1,326,760
Unused lines of credit and
Letters of credit                            2,642,067    32,583,596      3,105,699
28,532,674


Since many commitments to make loans expire without being used, the aforementioned amounts do not necessarily represent future cash commitments. Collateral obtained relating to these commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items.

The Company sold $13.0 million in residential mortgage loans during the first three months of 1999. The Company has agreed to repurchase individual loans if they become delinquent by greater than ninety days. A recourse obligation has been established by management based on past loan loss experience, and other factors. This liability is not material.

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at March 31, 1999, compared to December 31, 1998, and the consolidated results of operations for the quarterly period ending March 31, 1999 compared to the same period in 1998. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates", "plans", "expects", "believes", and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

Total assets were $315.5 million at March 31, 1999, compared to $317.5 million at December 31, 1998, representing a decrease of $2.0 million or 0.6%. Total securities increased approximately $1.1 million during the quarter. Since one of the primary functions of the securities portfolio is to provide a source of liquidity, it is structured such that security maturities and cash flows satisfy the Company's liquidity needs and asset-liability management requirements. At March 31, 1999, approximately 11.4% of the securities portfolio matures within one year.

Total loans decreased $13.4 million, or 6.8%, to $184.2 million. This decrease was a result of the $13.0 million sale of residential real estate loans previously identified as held for sale. Commercial loans decreased $1.5 million, or 1.8%, primarily as a result of reduced demand for such loans in the local market area. Residential real estate loans, exclusive of the loan sale, increased $1.2 million, or 2.1%.

As a percentage of loans, the allowance for loan losses was 1.90% at March 31, 1999 and 1.47% at December 31, 1998. Loans past due more than 90 days and loans placed on nonaccrual status, were approximately $2.2 million, or 1.2% of total loans at March 31, 1999, compared to $1.5 million, or 0.86% of loans at December 31, 1998. These credits are considered in management's analysis of the allowance for loan losses.

Premises and equipment increased $948,000, or 17.6%, during the first quarter of 1999. This was primarily due to the construction of the new operations center, which should be completed in the third quarter of 1999.

At March 31, 1999, the ratio of net loans to deposits was 67.6%, compared to 72.9% at the end of 1998. This decrease is due primarily to the $13.0 million loan sale.

Total shareholders' equity was increased in part by year-to-date net income of $919,000, less $318,000 of cash dividends declared. The cash dividend represents 34.6% of net income for the first quarter of 1999. Also contributing to capital was the dividend reinvestment program and the purchase of stock by the Company's 401(k) retirement plan. As a result of these programs, equity increased approximately $195,000 during the first quarter of 1999.

The Company and its subsidiary met all regulatory capital requirements at March 31, 1999. The Company's ratio of total capital to risk-weighted assets was 17.22% at March 31, 1999, while Tier 1 risk-based capital ratio was 15.96%. Regulatory minimums call for a total risk-based capital ratio of 8%, at least one-half of which must be Tier 1 capital. The Company's leverage ratio was 10.02% at March 31, 1999, which exceeds the regulatory minimum of 3% to 5%.


RESULTS OF OPERATIONS

Net income for the quarter ending March 31, 1999, was $919,000, or $0.35 per share, as compared to $1.1 million, or $0.42 per share earned during the same period last year, a decrease of $197,000, or 17.7%. The primary factors contributing to this decrease was an increase in the provision for loan loss and in other expenses, which were partially offset by an increase in other income.

Net interest income for the quarter ended March 31, 1999 was $2.9 million, substantially the same as the first quarter of 1998. Interest and fees on loans increased $45,000, or 1.0%. Also, as deposit funds were invested in securities, interest on securities increased $16,000, and other interest income increased by $57,000, primarily due to a higher balance in federal funds sold.

Interest expense increased $129,000 to $2.9 million for the quarter ended March 31, 1999, compared to $2.8 million for the quarter ended March 31, 1998. This increase was the result of increased volumes on interest-bearing accounts and slightly higher rates.

The provision for loan losses was $648,000 during the first quarter of 1999, an increase of $550,000 over the first quarter of 1998. This additional provision was made in recognition of an increase in impaired and nonperforming loans and loans adversely classified in the Company's loan review system.

Other income increased approximately $354,000 primarily as a result of the gain on the sale of loans during the 1999 period.
In the first quarter of 1999, $13.0 million of fixed rate mortgage loans were sold, resulting in a gain of $303,000. These loans had previously been identified as held for sale.

Other expenses increased $157,000, or 9.9%, for the three months ended March 31, 1999, compared to the same period in 1998. Management continues to monitor the Company's efficiency ratio by controlling increases in other operating costs. Salaries and employee benefits increased by $58,000 or 7.2%, and other expenses increased $101,000 or 20.4%. This increase was primarily due to increases in the merchant credit card program, and trust and financial services, which also increased other income. The provision for income taxes of $249,000 during the first quarter of 1999 reflected an effective rate of 21.3%, as compared to 27.1%, for the first quarter of 1998.


YEAR 2000 ISSUE

Certain statements contained in this section of Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involved a number of risks and uncertainties. Any forward-looking statements made by the Company herein and in future reports and statements are not guarantees of future performance and actual results may differ materially from those in forward-looking statements because of various factors. These factors include the ability of the Company and its key service providers, vendors, suppliers, customers and governmental entities to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 issue discussed below. Special factors that might cause actual results to vary materially from the results anticipated include the ability to identify and correct all relevant computer codes and embedded chips, unanticipated difficulties or delays in the implementation of the Company's plans and the ability of third parties to adequately address their own Year 2000 issues.

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

In 1997, the Company formed a Year 2000 Committee to assess the extent to which its information and technology, noninformation technology and its outside vendors may be adversely affected by the Year 2000 problems. Management has identified systems as mission critical or nonmission critical. Vendors of all mission-critical systems have been contacted regarding the status of the renovation and validation of the systems. The Company completed all testing on mission-critical applications as of March 31, 1999.

In addition to reviewing its own systems, the Company also recognizes it could incur losses if loan payments are delayed due to Year 2000 problems affecting any of the Company's significant borrowers or impairing the payroll systems of large employers in the Company's primary market area. Because the Company's loan portfolio is diversified with regard to individual borrowers and types of businesses, and the Company's primary market area is not significantly dependent on one employer or industry, the Company does not expect any significant or prolonged Year 2000-related difficulties. In addition, the Company is providing information to its customers about the Year 2000 issue.

Management established a budget of $250,000 for costs associated with completing the comprehensive Year 2000 plan. This includes hardware and software upgrades, testing, training and other out-of-pocket expenses. The budget does not include in-house personnel costs. Through March 31, 1999, the Company had incurred $20,000 of operating expenses and $39,000 of capital expenditures for Year 2000 readiness. In addition to these costs, the Company has estimated it has incurred $79,000 of internal personnel costs through December 31, 1998.

Management is in the process of developing contingency plans for mission-critical systems, where applicable. These contingency plans include both remediation and business resumption plans. These contingency plans will be based on the results of the above-mentioned testing. The Company plans to complete the design of contingency plans by June 30, 1999.


ITEM 3  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 1999 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                          CSB BANCORP, INC.

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

                           CSB BANCORP, INC.
                           (Registrant)



Date:  May 12, 1999
                           /s/ Douglas D. Akins
                           ---------------------
                           Douglas D. Akins
                           President
                           Chief Executive Officer




Date:  May 12, 1999
                           /s/ A. Lee Miller
                           ---------------------
                           A. Lee Miller
                           Senior Vice President
                           Chief Financial Officer

                          Index to Exhibits


Exhibit                                               Sequential
Number     Description of Document                    Page

11         Statement Regarding Computation of Per
           Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)

27         Financial Data Schedule

                         CSB BANCORP, INC.
                            EXHIBIT 11

    STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                                      Three Months Ended
                                           March 31,
                                  1999                1998

Net income                        $  918,537      $1,115,749

Average basic shares outstanding   2,648,611       2,625,892

Add:  Effect of stock options            971             831

Average diluted shares
outstanding                        2,649,582       2,626,723

Basic and diluted earnings
per common share                  $     0.35      $     0.42
