Form 10-Q
period 1999-06-30
CSB BANCORP INC /OH
filed 1999-08-13
CIK 880417

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q


__X__    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:  JUNE 30, 1999

                              OR

_____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Common stock, $6.25 par value       Outstanding at August 4, 1999:
                                    2,654,382 common shares

                           FORM 10-Q
                   QUARTER ENDED JUNE 30, 1999



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


ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURE
         ABOUT MARKET RISK


              Part II - Other Information

Other Information

Signatures

                  CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
                                  June 30,      December 31,
                                  1999          1998
ASSETS
Cash and noninterest-bearing
deposits with banks               $ 11,654,964  $ 10,440,120
Interest-bearing deposits
with banks                             149,208       315,067
Federal funds sold                  12,683,000    14,853,000
                                  ------------  ------------
Total cash and cash equivalents     24,487,172    25,608,187
Securities available for sale,
at fair value                       30,702,494    27,115,456
Securities held to maturity
(Fair values of $71,697,213
in 1999 and $63,981,883 in 1998)    72,004,469    62,252,682
Loans, net                         185,157,300   193,823,995
Premises and equipment, net          7,579,640     5,372,876
Accrued interest receivable
and other assets                     3,749,320     3,328,722
                                  ------------  ------------
   Total assets                   $323,680,395  $317,501,918


LIABILITIES
Deposits
  Noninterest-bearing             $ 24,141,921  $ 27,359,102
  Interest-bearing                 245,729,222   238,387,456
                                  ------------  ------------
    Total deposits                 269,871,143   265,746,558
Securities sold under
repurchase agreements               11,373,290     9,770,519
Federal Home Loan Bank
borrowings                           9,174,461    10,111,119
Accrued interest payable and
other liabilities                    1,033,762     1,013,623
                                  ------------  ------------
   Total liabilities               291,452,656   286,641,819

SHAREHOLDERS' EQUITY
Common stock, $6.25 par value:
9,000,000 shares authorized;
1999   2,660,783 shares issued;
1998   2,654,441 shares issued      16,629,894    16,590,255
Additional paid-in capital           6,216,091     5,963,191
Retained earnings                    9,685,757     8,292,636
Treasury stock at cost:
6,400 shares                           (56,000)      (56,000)
Accumulated other comprehensive
income                                (248,003)       70,017
                                  ------------  ------------
    Total shareholders' equity      32,227,739    30,860,099
                                  ------------  ------------
     Total liabilities and
     shareholders' equity         $323,680,395  $317,501,918
                                  ------------  ------------
                                  ------------  ------------

               CONSOLIDATED STATEMENTS OF INCOME
                        (Unaudited)
                                           Three Months Ended         Six Months Ended
                                                June 30,                   June 30,
                                           1999         1998          1999            1998
Interest income
Loans, including fees                   $4,264,065    $4,568,582    $ 8,703,674    $ 8,963,490
Taxable securities                         762,553       672,465      1,445,069      1,419,169
Nontaxable securities                      558,419       467,097      1,094,065        922,601
Other                                      242,973       112,265        404,536        216,471
                                        ----------    ----------    -----------    -----------
Total interest income                    5,828,010     5,820,409     11,647,344     11,521,731

Interest expense
Deposits                                 2,768,829     2,606,214      5,485,013      5,167,687
Other                                      131,637       232,980        349,609        477,199
                                        ----------    ----------    -----------    -----------
Total interest expense                   2,900,466     2,839,194      5,834,622      5,644,886
                                        ----------    ----------    -----------    -----------

Net interest income                      2,927,544     2,981,215      5,812,722      5,876,845
Provision for loan losses                  149,604        98,735        797,559        196,385
                                        ----------    ----------    -----------    -----------

Net interest income after provision
for loan losses                          2,777,940     2,882,480      5,015,163      5,680,460
                                        ----------    ----------    -----------    -----------
Other income
Service charges on deposit
accounts                                   198,215       178,610        380,247        359,989
Gain on sale of loans                          680         3,529        303,332          3,529
Other income                               255,377       161,799        442,710        298,299
                                        ----------    ----------    -----------    -----------
Total other income                         454,272       343,938      1,126,289        661,817

Other expense
Salaries and employee benefits             943,963       870,415      1,806,284      1,674,790
Occupancy expense                           83,765        90,091        171,803        165,390
Equipment expense                           87,696       129,978        187,949        244,168
State franchise tax                         66,569        97,041        160,529        192,241
Other expense                              616,926       572,053      1,213,992      1,068,013
                                        ----------    ----------    -----------    -----------
Total other expense                      1,798,919     1,759,578      3,540,557      3,344,602

                                        ----------    ----------    -----------    -----------
Income before income taxes               1,433,293     1,466,840      2,600,895      2,997,675
Provision for income taxes                 322,550       380,800        571,614        795,886
                                        ----------    ----------    -----------    -----------

Net income                             $ 1,110,743   $ 1,086,040    $ 2,029,281    $ 2,201,789
                                        ----------    ----------    -----------    -----------
                                        ----------    ----------    -----------    -----------
Basic and diluted earnings
per common share                       $       .42   $       .41   $        .77   $        .84
                                        ----------    ----------    -----------    -----------
                                        ----------    ----------    -----------    -----------



                      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                               IN SHAREHOLDERS' EQUITY
                                     (Unaudited)

                                           Three Months Ended          Six Months Ended
                                               June 30,                      June 30,
                                           1999         1998          1999            1998
Balance at beginning of period         $31,587,281    $28,542,717   $30,860,099    $27,274,480

Net income                               1,110,743      1,086,040     2,029,281      2,201,789

Unrealized gains (losses) on
  available-for-sale securities
  arising during period,
  net of tax                              (249,392)       (7,021)      (318,020)           361
                                        ----------    ----------    -----------    -----------

Comprehensive income                       861,351     1,079,019      1,711,261      2,202,150

Common stock issued under
the dividend reinvestment
program and 401(k) plan                     97,351       127,681        292,539        536,264

Cash dividends ($.12 and $.24
per share in 1999; $.10 and
$.20 per share in 1998)                   (318,244)     (263,824)       636,160)      (527,301)
                                        ----------    ----------    -----------    -----------


Balance at end of period               $32,227,739   $29,485,593    $32,227,739    $29,485,593
                                        ----------    ----------    -----------    -----------
                                        ----------    ----------    -----------    -----------

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                                 Six Months Ended
                                                                     June 30,
                                                           1999                    1998
Net cash from operating activities                         $ 2,439,221             $ 2,617,544

Cash flows from investing activities
Securities available for sale
Proceeds from maturities                                     9,000,000               7,000,000
Purchases                                                  (12,984,962)             (4,003,044)
Securities held to maturity
Proceeds from maturities, calls and repayments               7,300,000               6,179,734
Purchases                                                  (17,098,498)             (1,805,037)
Net change in loans                                         (4,837,217)             (7,745,245)
Loan sale proceeds                                          12,972,366                 489,529
Premises and equipment expenditures, net                    (2,359,002)               (695,557)
                                                           ------------            ------------
Net cash from investing activities                          (8,007,313)               (579,620)
                                                           ------------            ------------

Cash flows from financing activities
Net change in deposits                                       4,124,585               1,648,865
Net change in securities sold under repurchase agreements    1,602,771                 285,863
Principal reductions on FHLB borrowings                       (936,658)             (1,060,734)
Shares issued for 401(k) plan                                  105,758                 454,181
Cash dividends paid                                           (449,379)               (445,218)
                                                           ------------            ------------
Net cash from financing activities                           4,447,077                 882,957
                                                           ------------            ------------
Net change in  cash and cash equivalents                    (1,121,015)              2,920,881

Beginning cash and cash equivalents                         25,608,187              14,335,042
                                                           ------------            ------------
Ending cash and cash equivalents                           $24,487,172             $17,255,923
                                                           ------------            ------------
                                                           ------------            ------------
Supplemental disclosures
Interest paid                                              $ 5,838,988             $ 5,666,920
Income taxes paid                                              502,000                 775,000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include accounts of CSB Bancorp, Inc. and its wholly-owned subsidiary, The Commercial and Savings Bank (together referred to as the "Company" or "CSB"). All significant intercompany transactions and balances have been eliminated.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of CSB at June 30, 1999, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not contain all financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for CSB for the year ended December 31, 1998, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Basic earnings per share ("EPS") is based on net income divided by the weighted average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of additional common shares issuable under stock options. The weighted average number of shares outstanding for basic and diluted EPS computations were as follows:

                                    Three Months Ended         Six Months Ended
                                       June 30,                   June 30,
                                    1999         1998        1999           1998
Weighted average common shares
outstanding (basic)                 $2,652,314   $2,637,702  $2,650,473     $2,631,830

Dilutive effect of assumed
   exercise of stock options               950          956         961            923
                                    ----------   ----------  ----------     ----------
Weighted average common
shares outstanding (diluted)         2,653,264    2,638,658   2,651,434      2,632,753
                                    ----------   ----------  ----------     ----------
                                    ----------   ----------  ----------     ----------

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The new standard does not allow hedging of a security which is classified as held to maturity. Upon adoption of the standard, companies are allowed to transfer securities from held to maturity to available for sale if they wish to be able to hedge the securities in the future. The standard is effective for fiscal years beginning after June 15, 2000, with early adoption encouraged for any fiscal quarter beginning July 1, 1998, or later, with no retroactive application. Management does not expect the adoption of this standard to have a significant impact on the Company's financial statements.


NOTE 2 - SECURITIES

The amortized cost and fair values of securities are as follows:
                                                              June 30, 1999
                                                          Gross         Gross
                                          Amortized       Unrealized    Unrealized     Fair
                                            Cost          Gains         Losses         Value
Available for sale
Debt securities
U.S. Treasury securities                  $ 5,013,005     $   26,331    $  ---      $ 5,039,336
Obligations of U.S. government
corporations and agencies                  23,943,550         16,098     (418,190)   23,541,458
                                          -----------     ----------    ----------  -----------
Total debt securities available
for sale                                   28,956,555         42,429     (418,190)   28,580,794
Other securities                            2,121,700          ---         ---        2,121,700
                                          -----------     ----------    ----------  -----------
Total securities available
for sale                                  $31,078,255     $   42,429    $(418,190)  $30,702,494
                                          -----------     ----------    ----------  -----------
                                          -----------     ----------    ----------  -----------
Held to maturity
U.S. Treasury securities                  $ 5,114,561     $   46,157    $  ---      $ 5,160,718
Obligations of U.S. government
corporations and agencies                  19,505,128          6,155     (407,854)   19,103,429
Obligations of states and
political subdivisions                     47,384,780        506,802     (458,516)   47,433,066
                                          -----------     ----------    ----------  -----------
Total debt securities
held to maturity                          $72,004,469     $  559,114    $(866,370)  $71,697,213
                                          -----------     ----------    ----------  -----------
                                          -----------     ----------    ----------  -----------

                                                           December 31, 1998
                                                          Gross         Gross
                                          Amortized       Unrealized    Unrealized     Fair
                                            Cost          Gains         Losses         Value
Available for sale
Debt securities
U.S. Treasury securities                  $10,018,642     $   96,670    $  ---       $10,115,312
Obligations of U.S. government
corporations and agencies                  14,931,926         56,205     (46,787)     14,941,344
Total debt securities                      24,950,568        152,875     (46,787)     25,056,656
Other securities                            2,058,800          ---         ---         2,058,800
Total securities available for sale       $27,009,368     $  152,875    $(46,787)    $27,115,456
Held to maturity
U.S. Treasury securities                  $10,124,422     $  121,297    $  ---       $10,245,719
Obligations of U.S. government
corporations and agencies                   9,501,449         21,675     (35,929)      9,487,195
Obligations of states and
political subdivisions                     42,626,811      1,667,490     (45,332)     44,248,969
Total securities held to
maturity                                  $62,252,682     $1,810,462    $(81,261)    $63,981,883


There were no sales of investment securities during the first six months of 1999 or 1998.

The amortized cost and fair values of debt securities at June 30, 1999, by contractual maturity, are shown below.
                                 Available-for-sale securities       Held-to-maturity securities
                                 Amortized         Fair              Amortized       Fair
                                 Cost              Value             Cost            Value
Due in one year or less          $ 4,009,811       $ 4,027,929       $ 6,048,804     $ 6,095,707
Due from one to five years        24,946,744        24,552,865        30,045,600      29,717,742
Due from five to ten years           ---               ---            22,963,922      22,976,950
Due after ten years                  ---               ---            12,946,143      12,906,814
                                 -----------       -----------       -----------     -----------
                                 $28,956,555       $28,580,794       $72,004,469     $71,697,213
                                 -----------       -----------       -----------     -----------
                                 -----------       -----------       -----------     -----------

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following:
                              June 30, 1999     December 31, 1998
Commercial                    $ 85,845,110      $ 86,971,202
Commercial real estate          32,909,390        33,136,841
Residential real estate         30,863,349        33,684,743
Residential real estate
loans held for sale             17,500,979        23,636,259
Installment and credit card     17,399,503        16,992,208
Construction                     4,621,324         3,154,733
                              ------------      ------------

Subtotal                       189,139,655       197,575,986

Allowance for loan losses       (3,252,638)       (2,887,721)
Net deferred loan fees            (729,717)         (864,270)
                              ------------      ------------
                              $185,157,300      $193,823,995


During the first six months of 1999, the Company received $13.0 million in proceeds from mortgage loan sales. A gain of $303,000 was recognized on these sales.

Activity in the allowance for loan losses for the six months ended June 30, 1999 and 1998 is as follows:

                                  1999             1998

Beginning balance             $2,887,721        $2,349,039
Provision for loan losses        797,559           196,385
Charge-offs                     (443,915)         (389,005)
Recoveries                        11,273            16,391
                              ----------        ----------

Balance - June 30             $3,252,638        $2,172,810

Impaired loans at June 30, 1999 and December 31, 1998 are as follows:

                               June 30,         December 31,
                                1999               1998

Loans with no allowance for
loan losses allocated          $  791,670       $  141,509
Loans with  allowance for
loan losses allocated           2,295,547        1,453,837
Amount of allowance allocated     542,842          412,284

Impaired loans for the six months ended June 30, 1999 and 1998 are as follows:

                                      1999           1998

Average of impaired loans             $2,347,500     $1,391,000
Interest income recognized
during impairment                         82,596         35,301
Cash basis interest income
recognized                                76,269         34,212


NOTE 4 - FEDERAL HOME LOAN BANK BORROWINGS

The Company borrows from the Federal Home Loan Bank (FHLB) to fund certain fixed-rate residential real estate loans. At June 30, 1999, the Company had 189 outstanding borrowings from the FHLB. These borrowings carry fixed interest rates ranging from 5.60% to 7.15% and maturities of 10, 15, and 20 years. Monthly principal and interest payments are due on the borrowings. In addition, a principal curtailment of 10% of the outstanding principal balance is due on the anniversary date of each borrowing. FHLB borrowings are collateralized by the Company's FHLB stock and a blanket pledge on $14.3 million of qualifying mortgage loans at June 30, 1999.

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

                          June 30,          December 31,
                           1999                 1998
                     Fixed       Variable   Fixed       Variable
                     Rate        Rate       Rate        Rate
Commitments to make
loans (at market
rates)              $  320,905  $---        $1,230,165  $1,326,760
Unused lines of
credit and
letters of credit    1,641,379   34,252,298  3,105,699  28,532,674

NOTE 5 - COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENCIES
(Continued)

Since many commitments to make loans expire without being used, the aforementioned amounts do not necessarily represent future cash commitments. Collateral obtained relating to these commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items.

The Company sold $13.0 million in residential mortgage loans during the first six months of 1999. The Company has agreed to repurchase individual loans if they become delinquent by greater than ninety days. A recourse obligation has been established by management based on past loan loss experience, and other factors. This liability is not material.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at June 30, 1999, compared to December 31, 1998, and the consolidated results of operations for the quarterly period ending June 30, 1999 compared to the same period in 1998. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

Total assets were $323.7 million at June 30, 1999, compared to $317.5 million at December 31, 1998, representing an increase of $6.2 million or 1.9%. Total securities increased approximately $13.3 million during the six months. Since one of the primary functions of the securities portfolio is to provide a source of liquidity, it is structured such that security maturities and cash flows satisfy the Company's liquidity needs and asset-liability management requirements. At June 30, 1999, approximately 10.0% of the securities portfolio matures within one year.

Net loans decreased $8.7 million, or 4.5%, to $185.2 million.
This decrease was a result of the $13.0 million sale of residential real estate loans previously identified as held for sale. Commercial loans decreased $1.1 million, or 1.3%, primarily as a result of reduced demand for such loans in the local market area. Residential real estate loans decreased $9.0 million after the aforementioned sale.

As a percentage of loans, the allowance for loan losses was 1.72% at June 30, 1999 and 1.47% at December 31, 1998. Loans past due more than 90 days and loans placed on nonaccrual status, were approximately $3.1 million, or 1.63% of total loans at June 30, 1999, compared to $1.5 million, or 0.86% of loans at December 31, 1998. These credits are considered in management's analysis of the allowance for loan losses.

Premises and equipment increased $2.2 million, or 41.1%, during the first six months of 1999. This was primarily due to the construction of the new operations center, which should be completed in the third quarter of 1999.

At June 30, 1999, the ratio of net loans to deposits was 68.6%,
compared to 72.9% at the end of 1998.   This decrease is due
primarily to the $13.0 million loan sale.

Total shareholders' equity was increased in part by year-to-date net income of $2.0 million, less $636,000 of cash dividends declared. The cash dividend represents 31.3% of net income for the first six months of 1999. Also contributing to capital was the dividend reinvestment program and the purchase of stock by the Company's 401(k) retirement plan. As a result of these programs, equity increased approximately $293,000 during the first six months of 1999.

The Company and its subsidiary met all regulatory capital requirements at June 30, 1999. The Company's ratio of total capital to risk-weighted assets was 17.2% at June 30, 1999, while Tier 1 risk-based capital ratio was 16.0%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least one-half of which must be Tier 1 capital. The Company's leverage ratio was 10.1% at June 30, 1999, which exceeds the regulatory minimum of 3% to 5%.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1999 was $2.0 million, or $.77 per share, compared to $2.2 million, or $.84 per share, earned during the same period last year, a decrease of $173,000 or 7.8%. Second quarter net income was $1.1 million, or $.42 per share, in 1999, compared to $1.1 million, or $.41 per share, for the second quarter of 1998. The primary factor contributing to the six month decrease was an increase in the provision for loan loss and in other expenses, which were partially offset by an increase in other income.

Net interest income was $5.8 million for the first six months of 1999, a 1.1% decrease from 1998. Interest and fees on loans decreased $260,000, or 2.9%, which resulted primarily from the sale of $13.0 million in mortgage loans during the first six months. Also, as the loan sale proceeds and the deposit funds were invested in securities from federal funds sold, interest on securities increased $197,000 and other interest income increased $188,000 for the first half of 1999, compared to the first half of 1998. Net interest income for the second quarter of 1999 totaled $2.9 million, down 1.8% from $3.0 million in the second quarter of 1998. Most of this decrease resulted from the reduction in yield of the loan sale proceeds that were invested in investment securities. Income from taxable investments increased $90,000, or 13.4%, from the second quarter of 1998 to 1999, while income from nontaxable securities increased $91,000, or 19.6%, for the same period.

Interest expense increased $190,000, or 3.4%, for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. This increase was the result of increased volumes on interest-bearing accounts and slightly higher rates. For the second quarter of 1999 compared to the same period in 1998, interest expense increased $61,000, or 2.2%. This increase was primarily volume related.

The provision for loan losses was $150,000 for the second quarter of 1999 and $798,000 during the first half of 1999, increases of $51,000, or 51.5%, and $601,000, or 306%, from the provisions for comparable periods in 1998. These provisions were made in recognition of management's analysis of impaired and nonaccrual loans, "watch list" loans and continued loan origination volume.

Other income for the first half of 1999 increased approximately $464,000, primarily as a result of the $303,000 gain on the sale of loans in 1999 discussed above. Also contributing to the increase was a $144,000, or 48.4% increase, in other income, primarily as a result of an increase in trust and financial services income. Other income for the second quarter of 1999 increased $110,000, or 32.1%.

Other expenses increased $39,000, or 2.2%, for the three months ended June 30, 1999 and $196,000, or 5.9%, for the six months ended June 30, 1999, compared to the same periods in 1998. Management continues to monitor the Company's efficiency ratio by maintaining increases in other operating costs at low levels. Salaries and employee benefits increased by 8.4% in the second quarter and 7.9% for the six month period, due primarily to normal merit increases and additional staffing in the lending area. These increases were partially offset by decreases in equipment expense and state franchise tax. The decrease in equipment expense was due in part to the full depreciation of several fixed assets during the current periods. State franchise tax is down due to a $31,000 refund claim on previous years as a result of a recent court ruling. The provisions for income taxes of $323,000 for the second quarter and $572,000 during the first half of 1999 reflected an effective rate of 22.5% and 22.0%, compared to effective rates of 26.0% and 26.6% for the same time periods in 1998. The decrease in effective rates resulted from increased nontaxable interest income.

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

Management established a budget of $250,000 for costs associated with completing the comprehensive Year 2000 plan. This includes hardware and software upgrades, testing, training and other out-of-pocket expenses. The budget does not include in-house personnel costs. Through June 30, 1999, the Company had incurred $21,000 of operating expenses and $44,000 of capital expenditures for Year 2000 readiness. In addition to these costs, the Company has estimated it has incurred $92,000 of internal personnel costs through June 30, 1999.

Management developed contingency plans for mission-critical systems, where applicable. These contingency plans include both remediation and business resumption plans. These contingency plans are based on the results of the above-mentioned testing.
The Company completed the design of contingency plans by June 30, 1999. Management will continue to concentrate its efforts on the testing of its contingency planning and on customer awareness programs.

ITEM 3  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 1999 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                            FORM 10-Q
                  Quarter ended June 30, 1999
                  PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:
There are no matters required to be reported under this item.

Item 2 - Changes in Securities:
There are no matters required to be reported under this item.

Item 3 - Defaults Upon Senior Securities:
There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:
On April 14, 1999, the Company held the Annual Meeting of Shareholders at which shareholders voted upon the election of three (3) directors for Class I Nominees for three-year terms expiring in 2002. The results of the voting on these matters were as follows:

    Nominee              Votes for            Withheld
 Douglas D. Akins        2,260,781              7,454
 J. Thomas Lang          2,251,494              9,324
 F. Joanne Vincent       2,245,667             15,151

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

Item 6 - Exhibits and Reports on Form 8-K:

(a) Exhibits:

Exhibit                                       Sequential
Number   Description of Document              Page

11       Statement Regarding Computation of
         Per Share Earnings (reference is
         hereby made to Consolidated Statements
         of Income on Page 4 hereof.)            21
27       Financial Data Schedule                 22
    (b)  Reports on Form 8-K:  No reports on
         Form 8-K were filed during the
         quarter for which this report is filed.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CSB BANCORP, INC.
                              ------------------------------
                              (Registrant)




Date:  August 4, 1999         /s/---------------------------
                              Douglas D. Akins
                              President
                              Chief Executive Officer




Date:  August 4, 1999         /s/---------------------------
                              A. Lee Miller
                              Senior Vice President
                              Chief Financial Officer

                                           CSB BANCORP, INC.
                                              EXHIBIT 11

                         STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                                         Three Months Ended          Six Months Ended
                                             June 30,                     June 30,
                                      1999           1998           1999           1998
Net income                            $1,110,743     $1,086,040     $2,029,281     $2,201,789
                                      ----------     ----------     ----------     ----------
                                      ----------     ----------     ----------     ----------

Average basic shares outstanding       2,652,314      2,637,702      2,650,473      2,631,830

Add:  Effect of stock options                950            956            961            923
                                      ----------     ----------     ----------     ----------

Average diluted shares outstanding     2,653,264      2,638,658      2,651,434      2,632,753
                                      ----------     ----------     ----------     ----------
                                      ----------     ----------     ----------     ----------

Basic and diluted earnings
  per common share                    $     0.42     $     0.41     $     0.77     $     0.84
                                      ----------     ----------     ----------     ----------
                                      ----------     ----------     ----------     ----------

