Form 10-Q
period 1999-09-30
CSB BANCORP INC /OH
filed 1999-11-12
CIK 880417

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


__X__    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  SEPTEMBER 30, 1999

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

Common stock, $6.25 par value     Outstanding at November 3, 1999:
                                  2,660,784 common shares

                        CSB BANCORP, INC.
                           FORM 10-Q
                QUARTER ENDED SEPTEMBER 30, 1999



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


                 Part II - Other Information

Other Information

Signatures

                       CSB BANCORP, INC.
                 CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
                                 September 30,    December 31,
                                     1999            1998
ASSETS
Cash and noninterest-bearing
deposits with banks              $  8,631,251     $ 10,440,120
Interest-bearing deposits
with banks                             21,002          315,067
Federal funds sold                  2,611,000       14,853,000
                                 ------------     ------------
Total cash and cash equivalents    11,263,253       25,608,187
Securities available for sale,
at fair value                      29,760,843       27,115,456
Securities held to maturity
(Fair values of $76,272,515 in
1999 and $63,981,883 in 1998)      76,690,327       62,252,682
Loans, net                        187,802,534      193,823,995
Premises and equipment, net         8,656,449        5,372,876
Accrued interest receivable
and other assets                    4,410,253        3,328,722
                                 ------------     ------------
Total assets                     $318,583,659     $317,501,918
                                 ------------     ------------
LIABILITIES
Deposits
Noninterest-bearing              $ 25,663,519     $ 27,359,102
Interest-bearing                  239,028,464      238,387,456
                                 ------------     ------------
Total deposits                    264,691,983      265,746,558
Securities sold under
repurchase agreements              11,073,530        9,770,519
Federal Home Loan Bank
borrowings                          8,917,955       10,111,119
Accrued interest payable
and other liabilities                 967,746        1,013,623
                                 ------------     ------------
Total liabilities                 285,651,214      286,641,819
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value:
9,000,000 shares authorized;
1999   2,660,784 shares issued;
1998   2,654,441 shares issued     16,629,902       16,590,255
Additional paid-in capital          6,216,145        5,963,191
Retained earnings                  10,488,291        8,292,636
Treasury stock at cost:
1999-8,806 shares;
1998 6,400 shares                    (173,802)         (56,000)
Accumulated other comprehensive
income                               (228,091)          70,017
                                 ------------     ------------
Total shareholders' equity         32,932,445       30,860,099
                                 ------------     ------------
Total liabilities and
shareholders' equity             $318,583,659     $317,501,918
                                 ------------     ------------
                                 ------------     ------------

                                            CSB BANCORP, INC.
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)
                                        Three Months Ended             Nine Months Ended
                                          September 30,                   September 30,
                                         1999           1998           1999           1998
Interest income
Loans, including fees               $ 4,394,227    $ 4,548,683    $13,097,901    $13,512,173
Taxable securities                      821,609        641,923      2,266,678      2,061,092
Nontaxable securities                   597,728        482,300      1,691,793      1,404,901
Other                                   155,361        199,753        559,897        416,224
                                    -----------    -----------    -----------    -----------
Total interest income                 5,968,925      5,872,659     17,616,269     17,394,390
                                    -----------    -----------    -----------    -----------

Interest expense
Deposits                              2,719,659      2,685,993      8,204,672      7,853,680
Other                                   196,786        241,624        546,395        718,823
                                    -----------    -----------    -----------    -----------
Total interest expense                2,916,445      2,927,617      8,751,067      8,572,503
                                    -----------    -----------    -----------    -----------

Net interest income                   3,052,480      2,945,042      8,865,202      8,821,887
Provision for loan losses               151,248        577,400        948,807        773,785

Net interest income after
provision for loan losses             2,901,232      2,367,642      7,916,395      8,048,102
                                    -----------    -----------    -----------    -----------

Other income
Service charges on deposit
accounts                                202,744        175,693        582,991        535,682
Gain on sale of loans                       703          6,011        304,035          9,540
Gain on sale of other real
estate owned                                 --         77,579             --         77,579
Other income                            257,032        240,573        699,742        538,872
                                    -----------    -----------    -----------    -----------
Total other income                      460,479        499,856      1,586,768      1,161,673
                                    -----------    -----------    -----------    -----------
Other expense
Salaries and employee benefits        1,034,173        875,571      2,840,457      2,550,361
Occupancy expense                       117,740         80,851        289,543        246,241
Equipment expense                        91,413        118,139        279,362        362,307
State franchise tax                      97,025         95,082        257,554        287,323
Other expense                           601,276        506,082      1,815,268      1,574,095
                                    -----------    -----------    -----------    -----------
Total other expense                   1,941,627      1,675,725      5,482,184      5,020,327
                                    -----------    -----------    -----------    -----------

Income before income taxes            1,420,084      1,191,773      4,020,979      4,189,448
Provision for income taxes              299,313        215,799        870,927      1,011,685
                                    -----------    -----------    -----------    -----------

Net income                          $ 1,120,771    $   975,974    $ 3,150,052    $ 3,177,763
                                    -----------    -----------    -----------    -----------
                                    -----------    -----------    -----------    -----------

Basic and diluted earnings
per common share                    $      0.42    $      0.37    $      1.19    $      1.21
                                    -----------    -----------    -----------    -----------
                                    -----------    -----------    -----------    -----------


                                         CSB BANCORP, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                            (Unaudited)

                                       Three Months Ended             Nine Months Ended
                                          September 30,                 September 30,
                                       1999            1998           1999          1998
Balance at beginning of period      $32,227,739    $29,485,593    $30,860,099    $27,274,480

Net income                            1,120,771        975,974      3,150,052      3,177,763

Unrealized gains (losses) on
available-for-sale securities
arising during period,
net of tax                               19,912         88,784       (298,108)        89,145
                                    -----------    -----------    -----------    -----------

Comprehensive income                  1,140,683      1,064,758      2,851,944      3,266,908

Common stock issued under
the dividend reinvestment
program and 401(k) plan                      62        148,300        292,601        684,564

Cash dividends ($.12 and $.36
per share in 1999; $.10 and
$.30 per share in 1998)                (317,777)      (264,097)      (953,937)      (791,398)

Purchase of treasury shares            (118,262)           --        (118,262)            --
                                    -----------    -----------    -----------    -----------
Balance at end of period            $32,932,445    $30,434,554    $32,932,445    $30,434,554
                                    -----------    -----------    -----------    -----------
                                    -----------    -----------    -----------    -----------


                                    CSB BANCORP, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                              Nine Months Ended
                                                                September 30,
                                                         1999                  1998
Net cash from operating activities                    $  3,097,588          $  4,466,152

Cash flows from investing activities
Net change in time deposits with other institutions          --                1,000,000
Securities available for sale
Proceeds from maturities                                11,000,000            11,500,000
Purchases                                              (14,021,120)           (6,061,574)
Securities held to maturity
Proceeds from maturities, calls and repayments           7,460,000             7,179,734
Purchases                                              (21,981,795)           (7,986,984)
Net change in loans                                     (7,699,439)          (11,414,523)
Loan sale proceeds                                      13,042,706               979,540
Premises and equipment expenditures, net                (3,518,548)           (1,291,423)
                                                      -------------         -------------
Net cash from investing activities                     (15,718,196)           (6,095,230)

Cash flows from financing activities
Net change in deposits                                  (1,054,575)            9,528,895
Net change in securities sold under
repurchase agreements                                    1,303,011               320,038
Principal reductions on FHLB borrowings                 (1,193,164)           (1,346,112)
Shares issued for 401(k) plan                              105,758               523,060
Cash dividends paid                                       (767,094)             (629,894)
Purchase of treasury stock                                (118,262)                  --
                                                      -------------         -------------
Net cash from financing activities                      (1,724,326)            8,395,987
                                                      -------------         -------------

Net change in cash and cash equivalents                (14,344,934)            6,766,909

Beginning cash and cash equivalents                     25,608,187            14,335,042
                                                      -------------         -------------
Ending cash and cash equivalents                      $ 11,263,253          $ 21,101,951
                                                      -------------         -------------
                                                      -------------         -------------

Supplemental disclosures
Interest paid                                            $8,779,315         $   8,580,996
Income taxes paid                                           982,000               975,000




                          CSB BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Audited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include accounts of CSB Bancorp, Inc. and its wholly-owned subsidiary, The Commercial and Savings Bank (together referred to as the "Company" or "CSB"). All significant intercompany transactions and balances have been eliminated.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of CSB at September 30, 1999, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not contain all financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for CSB for the year ended December 31, 1998, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Basic earnings per share ("EPS") is based on net income divided by the weighted average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of additional common shares issuable under stock options. The weighted average number of shares outstanding for basic and diluted EPS computations were as follows:

                                    Three Months Ended         Nine Months Ended
                                      September 30,               September 30,
                                    1999          1998         1999         1998
Weighted average common
shares outstanding (basic)          2,653,755     2,640,766   2,651,579     2,634,841

Dilutive effect of assumed
   exercise of stock options              926         1,001         950            95

Weighted average common
shares outstanding (diluted)        2,654,681     2,641,767   2,652,529     2,635,797


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

NOTE 2 - SECURITIES

The amortized cost and fair values of securities are as follows:


                                                        September 30, 1999
                                                         Gross           Gross
                                        Amortized      Unrealized      Unrealized    Fair
                                           Cost           Gains          Losses      Value
Available for sale
Debt securities
U.S. Treasury securities                $ 4,009,906     $  18,414      $    --     $ 4,028,320
Obligations of U.S. government
corporations and agencies                23,942,529         7,370       (371,376)   23,578,523
                                        -----------     ---------      ----------    ---------
Total debt securities available
for sale                                 27,952,435        25,784       (371,376)   27,606,843
Other securities                          2,154,000           --            --       2,154,000
                                        -----------     ---------      ----------    ---------
Total securities available
for sale                                $30,106,435     $  25,784      $(371,376)  $29,760,843
                                        -----------     ---------      ----------    ---------
                                        -----------     ---------      ----------    ---------
Held to maturity
U.S. Treasury securities                $ 5,109,580     $  34,286      $    --     $ 5,143,866
Obligations of U.S. government
corporations and agencies                20,499,495         3,002       (354,535)   20,147,962
Obligations of states and
political subdivisions                   51,081,252       437,713       (538,278)   50,980,687
                                        -----------     ---------      ----------   ---------
Total debt securities
held to maturity                        $76,690,327     $ 475,001      $(892,813)  $76,272,515



                                                        December 31, 1999
                                                         Gross           Gross
                                        Amortized      Unrealized      Unrealized    Fair
                                           Cost           Gains          Losses      Value

Available for sale
Debt securities
U.S. Treasury securities                $10,018,642    $   96,670      $   --      $10,115,312
Obligations of U.S. government
corporations and agencies                14,931,926        56,205       (46,787)    14,941,344
                                        -----------    ----------      ---------   -----------
Total debt securities                    24,950,568       152,875       (46,787)    25,056,656
Other securities                          2,058,800          --            --        2,058,800
                                        -----------    ----------      ---------   -----------
Total securities available
for sale                                $27,009,368    $  152,875      $(46,787)   $27,115,456
                                        -----------    ----------      ---------   -----------
                                        -----------    ----------      ---------   -----------
Held to maturity
U.S. Treasury securities                $10,124,422    $  121,297      $   --      $10,245,719
Obligations of U.S. government
corporations and agencies                 9,501,449        21,675      (35,929)      9,487,195
Obligations of states and
political subdivisions                   42,626,811     1,667,490      (45,332)     44,248,969
                                        -----------    ----------      ---------   -----------
Total securities held to
maturity                                $62,252,682    $1,810,462     $(81,261)    $63,981,883
                                        -----------    ----------      ---------  -----------
                                        -----------    ----------      ---------  -----------

There were no sales of investment securities during the first nine months of 1999 or 1998.

The amortized cost and fair values of debt securities at September 30, 1999, by contractual maturity, are shown below.


                              Available-for-sale securities        Held-to-maturity securities
                              Amortized            Fair            Amortized        Fair
                              Cost                 Value           Cost             Value

Due in one year or less       $ 4,008,184          $ 4,020,195     $ 7,072,021     $ 7,104,146
Due from one to five years     23,944,351           23,586,648      30,354,470      30,044,955
Due from five to ten years           --                 --          25,963,034      25,690,132
Due after ten years                  --                 --          13,300,802      13,433,282
                              -----------          -----------     -----------     -----------
                              $27,952,435          $27,606,843     $76,690,327     $76,272,515
                              -----------          -----------     -----------     -----------
                              -----------          -----------     -----------     -----------


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following:

                           September 30, 1999    December 31, 1998

Commercial                 $ 84,698,830          $ 86,971,202
Commercial real estate       33,383,721            33,136,841
Residential real estate      30,858,172            33,684,743
Residential real estate
loans held for sale          18,975,087            23,636,259
Installment and credit
card                         18,306,124            16,992,208
Construction                  5,662,484             3,154,733
                           ------------          ------------
Subtotal                    191,884,418           197,575,986

Allowance for loan losses    (3,356,233)           (2,887,721)
Net deferred loan fees         (725,651)             (864,270)
                           ------------          ------------
                           $187,802,534          $193,823,995


During the first nine months of 1999, the Company received $13.0 million in proceeds from mortgage loan sales. A gain of $304,000 was recognized on these sales.

Activity in the allowance for loan losses for the nine months ended September 30, 1999 and 1998 is as follows:

                                   1999                1998
Beginning balance              $2,887,721           $2,349,039
Provision for loan losses         948,807              773,785
Charge-offs                      (509,547)            (516,732)
Recoveries                         29,252               43,087
                               ----------           ----------
Balance - September 30         $3,356,233           $2,649,179


Impaired loans at September 30, 1999 and December 31, 1998 are as follows:

                               September 30,       December 31,
                                  1999                1998
Loans with no allowance for
loan losses allocated          $  778,349          $  141,509
Loans with  allowance for
loan losses allocated           1,798,435           1,453,837
Amount of allowance allocated     378,659             412,284


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans for the nine months ended September 30, 1999 and 1998 are as follows:

                                     1999             1998

Average of impaired loans         $2,423,928       $1,498,000
Interest income recognized
during impairment                    122,778           58,945
Cash basis interest income
recognized                           108,661           57,994


NOTE 4 - FEDERAL HOME LOAN BANK BORROWINGS

The Company borrows from the Federal Home Loan Bank (FHLB) to fund certain fixed-rate residential real estate loans. At September 30, 1999, the Company had 189 outstanding borrowings from the FHLB. These borrowings carry fixed interest rates ranging from 5.60% to 7.15% and maturities of 10, 15, and 20 years. Monthly principal and interest payments are due on the borrowings. In addition, a principal curtailment of 10% of the outstanding principal balance is due on the anniversary date of each borrowing. FHLB borrowings are collateralized by the Company's FHLB stock and a blanket pledge on $13.4 million of qualifying mortgage loans at September 30, 1999.


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

                          September 30,         December 31,
                              1999                1998
                      Fixed       Variable    Fixed      Variable
                      Rate        Rate        Rate       Rate
Commitments to make
loans (at market
rates)              $  332,645 $ 1,025,000  $1,230,165 $ 1,326,760
Unused lines of
credit and letters
of credit            3,029,228  35,799,553   3,105,699  28,532,674

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

The Company sold $13.0 million in residential mortgage loans during the first nine months of 1999. The Company has agreed to repurchase individual loans if they become delinquent by greater than ninety days. A recourse obligation has been established by management based on past loan loss experience, and other factors. This liability is not material.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at September 30, 1999, compared to December 31, 1998, and the consolidated results of operations for the quarterly and year-to-date periods ending September 30, 1999 compared to the same periods in 1998. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.


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


FINANCIAL CONDITION

Total assets were $318.6 million at September 30, 1999, compared to $317.5 million at December 31, 1998, representing an increase of $1.1 million or 0.3%. Total securities increased approximately $17.1 million, or 19.1%, during the nine months. Since one of the primary functions of the securities portfolio is to provide a source of liquidity, it is structured such that security maturities and cash flows satisfy the Company's liquidity needs and asset-liability management requirements. At September 30, 1999, approximately 10.6% of the securities portfolio matures within one year.

Net loans decreased $6.0 million, or 3.1%, to $187.8 million.
This decrease was a result of the $13.0 million sale of residential real estate loans previously identified as held for sale. Commercial loans decreased $2.3 million, or 2.6%, primarily as a result of reduced demand for such loans in the local market area during the period. Residential real estate loans decreased $7.5 million since December 31, 1998, as a result of the aforementioned sale. As a percentage of loans, the allowance for loan losses was 1.75% at September 30, 1999 and 1.46% at December 31, 1998. Loans past due more than 90 days and loans placed on nonaccrual status, were approximately $1.8 million, or 0.94% of total loans at September 30, 1999, compared to $1.5 million, or 0.76% of loans at December 31, 1998. These credits are considered in management's analysis of the allowance for loan losses.

Premises and equipment increased $3.3 million, or 61.1%, during the first nine months of 1999. This was primarily due to the construction of the new operations center, which was completed in the third quarter of 1999.

At September 30, 1999, the ratio of net loans to deposits was
71.0%, compared to 72.9% at the end of 1998.   This decrease is
due primarily to the $13.0 million loan sale.

Total shareholders' equity was increased in part by year-to-date net income of $3.2 million, less $954,000 of cash dividends declared. The cash dividend represents 30.3% of net income for the first nine months of 1999. Also contributing to capital was the dividend reinvestment program and the purchase of stock by the Company's 401(k) retirement plan. As a result of these programs, equity increased approximately $293,000 during the first nine months of 1999.

The Company and its subsidiary met all regulatory capital requirements at September 30, 1999. The Company's ratio of total capital to risk-weighted assets was 17.5% at September 30, 1999, while Tier 1 risk-based capital ratio was 16.2%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least one-half of which must be Tier 1 capital. The Company's leverage ratio was 10.3% at September 30, 1999, which exceeds the regulatory minimum of 3.0% to 5.0%.


RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1999 was $3.2 million, or $1.19 per share, substantially the same as the $3.2 million, or $1.21 per share earned during the same period last year. Third quarter net income was $1.1 million, or $0.42 per share, in 1999, compared to $976,000, or $0.37 per share, for the third quarter of 1998, an increase of $145,000, or 14.8%. The primary factor contributing to the three month increase was a decrease in the provision for loan loss of $426,000, which was partially offset by an increase in other expense of $266,000.

Net interest income was $8.9 million for the first nine months of 1999, a $43,000 increase from the same period of 1998. Interest and fees on loans decreased $414,000, or 3.1%, which resulted primarily from the sale of $13.0 million in mortgage loans during the first nine months. Also, as the loan sale proceeds were invested in securities from federal funds sold, interest on securities increased $492,000 and other interest income increased $144,000 for the first three quarters of 1999, compared to the same period of 1998. Net interest income for the third quarter of 1999 totaled $3.1 million, an increase of $107,000, or 3.6%, from $2.9 million in the third quarter of 1998. Income from taxable investments increased $180,000, or 28.0%, from the third quarter of 1998 to 1999, while income from nontaxable securities increased $115,000, or 23.9%, for the same period.

Interest expense increased $179,000, or 2.1%, for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. This increase was the result of increased volumes on interest-bearing accounts, which was partially offset by a reduction in cost of funds. For the third quarter of 1999 compared to the same period in 1998, interest expense remained substantially the same at $2.9 million.

The provision for loan losses was $949,000 during the first nine months of 1999, an increase of $175,000, or 22.6%, from the provision for the comparable period in 1998. The provision for loan losses for the third quarter was $151,000, a decrease of $426,000, or 73.8%, from the same quarter in 1998. These provisions were made in recognition of management's analysis of impaired and nonaccrual loans, "watch list" loans and continued loan origination volume.

Other income for the first nine months of 1999 increased approximately $425,000, primarily as a result of the $304,000 gain on the sale of loans in 1999 discussed above. Also contributing to the increase was a $161,000, or 29.9% increase in other income, primarily as a result of an increase in trust and financial services income. Other income for the third quarter of 1999 decreased $39,000, or 7.9%, as a result of $78,000 of gain on sale of other real estate owned in 1998.

Other expenses increased $462,000, or 9.2%, for the nine months ended September 30, 1999, and $266,000, or 15.9%, for the three months ended September 30, 1999, compared to the same periods in 1998. Management continues to monitor the Company's efficiency ratio by maintaining increases in other operating costs at low levels. Salaries and employee benefits increased by 11.4% in the nine months and 18.1% for the third quarter, due primarily to normal merit increases and additional staffing in the lending area. These increases were partially offset by decreases in equipment expense and state franchise tax. The decrease in equipment expense was due in part to the full depreciation of several fixed assets during the current periods. State franchise tax is down for the nine month period, due to a $31,000 refund claim on previous years as a result of a recent court ruling. The provisions for income taxes of $871,000 for the nine months and $299,000 during the third quarter of 1999 reflected an effective rate of 21.7% and 21.1%, compared to effective rates of 24.1% and 18.1% for the same time periods in 1998. The change in effective rates resulted from changes in nontaxable interest income.


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

In 1997, the Company formed a Year 2000 Committee to assess the extent to which its information and technology, noninformation technology and its outside vendors may be adversely affected by the Year 2000 problems. Management has identified systems as mission critical or nonmission critical. Vendors of all mission-critical systems have been contacted regarding the status of the renovation and validation of the systems. The Company completed all testing on mission-critical applications as of March 31, 1999. The results of the testing were satisfactory and no material deficiencies were found.

In addition to reviewing its own systems, the Company also recognizes it could incur losses if loan payments are delayed due to Year 2000 problems affecting any of the Company's significant borrowers or impairing the payroll systems of large employers in the Company's primary market area. The Company performed a risk assessment of its loan portfolio and of certain loan customers. The Company reviewed collateral and other sources of repayment to determine that a borrower's lack of Year 2000 readiness would not create a material loss due to business disruption. Because the Company's loan portfolio is diversified with regard to individual borrowers and types of businesses, and the Company's primary market area is not significantly dependent on one employer or industry, the Company does not expect any significant or prolonged Year 2000-related difficulties. In addition, the Company is providing information to its customers about the Year 2000 issue
and the Company's state of readiness.   The Company also assessed
the Year 2000 preparedness of the local utilities and anticipates no disruption of such services.

Management established a budget of $250,000 for costs associated with completing the comprehensive Year 2000 plan. This includes hardware and software upgrades, testing, training and other out-of-pocket expenses. The budget does not include in-house personnel costs. Through September 30, 1999, the Company had incurred $25,000 of operating expenses and $44,000 of capital expenditures for Year 2000 readiness. In addition to these costs, the Company has estimated it has incurred $105,000 of internal personnel costs through September 30, 1999.

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


ITEM 3  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 1999 from that presented in the Company's Annual Report on Form
10-K for the fiscal year ended December 31, 1998.

FORM 10-Q
Quarter ended September 30, 1999
PART II - OTHER INFORMATION

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

Item 6 - Exhibits and Reports on Form 8-K:

(a) Exhibits:

Exhibit
Number     Description of Document                Sequential
                                                    Page
11         Statement Regarding Computation of
           Per Share Earnings (reference is
           hereby made to Consolidated Statements
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


                             CSB BANCORP, INC.
                             (Registrant)




Date:  November 10, 1999    /s/Douglas D. Akins
                            -----------------------
                            Douglas D. Akins
                            President
                            Chief Executive Officer




Date: November 10, 1999     /s/A. Lee Miller
                            -----------------------
                            A. Lee Miller
                            Senior Vice President
                            Chief Financial Officer


CSB BANCORP, INC.
EXHIBIT 11

STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


                  Three Months Ended     Nine Months Ended
                    September 30,          September 30,
                  1999         1998        1999         1998

Net income        $1,120,771  $  975,974  $3,150,052  $3,177,763
                  ----------  ----------  ----------  ----------
                  ----------  ----------  ----------  ----------

Average basic
shares
outstanding        2,653,755   2,640,766   2,651,579   2,634,841

Add:  Effect of
stock options            926       1,001         950         956
                  ----------  ----------  ----------  ----------

Average diluted
shares
outstanding        2,654,681   2,641,767   2,652,529   2,635,797
                  ----------  ----------  ----------  ----------
                  ----------  ----------  ----------  ----------

Basic and diluted
earnings per
common share      $     0.42  $     0.37  $     1.19  $     1.21
                  ----------  ----------  ----------  ----------
                  ----------  ----------  ----------  ----------
