Form 10-K
period 1999-12-31
CSB BANCORP INC /OH
filed 2000-03-30
CIK 880417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-21714

CSB BANCORP, INC.

(Name of registrant in its charter)

OHIO 34-1687530

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification

No.)

6 West Jackson Street

Millersburg, Ohio 44654

(Address of principal executive offices) (Zip code)

(330) 674-9015

(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Name of each exchange on which registered

None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, $6.25 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 21, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $30.00 per share (such price being the last known price at which shares were sold on such date) was $72.3 million.

At March 21, 2000, there were outstanding 2,642,094 of the registrant's Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's 1999 Annual Report to Shareholders (Parts I and II)

Portions of Registrant's Definitive Proxy Statement for the April 12, 2000 Annual Meeting of Shareholders (Part III).

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

Residential real estate loans carry both fixed and variable rates, and are secured by the borrower's residence. Such loans are made based on the borrower's ability to make repayment from employment and other income. Management assesses the borrower's ability to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 90% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Construction loans are secured by residential and business real estate that generally will be occupied by the borrower on completion. While not contractually required to do so, the Bank usually makes the permanent loan at the end of the construction phase. Construction loans also are made in amounts of 90% or less of the value of the collateral.

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

Employees

At December 31, 1999, the Bank employed 133 employees, 111 of which were employed on a full-time basis. The Company has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Management considers its employee relations to be good.

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

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 that, effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company conducts business. See "Supervision and Regulation" for further discussion.

Supervision and Regulation

The Bank is subject to supervision, regulation and periodic examination by the State of Ohio Superintendent of Financial Institutions and the Federal Reserve Board. Because the Federal Deposit Insurance Corporation insures its deposits, the Bank is also subject to certain regulations of that federal agency. As a bank holding company, the Company is subject to supervision, regulation and periodic examination by the Federal Reserve Board. The earnings of the Company and the Bank are affected by state and federal laws and regulations, and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, requirements on maintenance of reserves against deposits, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, certain restrictions on banks' relationships with many phases of the securities business and capital adequacy and liquidity restraints.

Financial Modernization

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which, effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under regulatory prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act (CRA) by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has CRA rating of satisfactory or better.

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of required disclosures in the Company's 1999 Annual Report to Shareholders (the "Annual Report").

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

A&B. Average Balance Sheet and Related Analysis of Net Interest Earnings: The information set forth under the heading "Average Balances, Rates and Yields" on page 18 of the CSB Bancorp Inc. 1999 Annual Report to Shareholders (the "Annual Report") portions of which are included as Exhibit 13 to this document, is incorporated herein by reference.

C. Interest Differential: The information set forth under the heading "Rate/Volume Analysis of Changes in Income and Expense" on page 19 of the Annual Report is incorporated herein by reference.

II. Securities Portfolio

A. The following is a schedule of the carrying value of securities at December 31, 1999, 1998 and 1997.

(in thousands of dollars)	1999	1998	1997
Securities available for sale (at fair value)
U.S. Treasury securities	$ 4,009	$10,115	$16,094
U.S. Government corporations and agencies	23,347	14,941	10,013
Mortgage-related securities	1,000	---	---
Other securities	2,188	2,059	1,935

	$30,544	$27,115	$28,042
Securities held to maturity (at amortized cost)
U.S. Treasury securities	$ 3,105	$10,125	$15,122
U.S. Government corporations and agencies	20,499	9,501	7,540
Obligations of states and political subdivisions	51,239	42,627	35,723
	$74,843	$62,253	$58,385

B. The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 1999:

(In thousands of dollars)

				Maturing
			After One		After Five
	One Year or Less		Year Through Five Years		Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Treasury	$3,007	6.05%	$ 1,002	6.17%
U.S. Government corporations and agencies	999	6.00	22,348	5.67
Mortgage-related							$1,000	6.40%
Total	$4,006	6.04%	23,350	5.69%			$1,000	6.40%
Held to maturity
U.S. Treasury	$3,003	6.26%					$102	7.70%
U.S. Government corporations and agencies	999	6.18	$19,500	5.73%
Obligations of states and political subdivisions	1,355	6.15	17,898	4.53	$31,068	4.87%	918	5.01
Total	$5,357	6.22%	$37,398	5.16%	$31,068	4.87%	$1,020	5.28%

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

C. Excluding holdings of U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer which exceeded 10% of the Company's consolidated shareholders' equity at December 31, 1999.

III. Loan Portfolio

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:

(In thousands of dollars)	1999	1998	1997	1996	1995
Commercial	$86,186	$86,971	$80,428	$72,917	$67,836
Commercial real estate	35,690	33,137	30,408	22,991	22,858
Residential real estate	31,511	33,685	49,752	50,874	43,995
Residential real estate loans held for sale	20,533	23,636	---	---	---
Construction	7,447	3,155	3,508	3,249	2,477
Installment and credit card	17,645	16,992	16,393	15,110	15,453
Total loans	$199,012	$197,576	$180,489	$165,141	$152,619

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding real estate mortgage and installment loans, as of December 31, 1999:

		Maturing
(In thousands of dollars)	One Year or Less	One Through Five Years	After Five Years	Total
Commercial	$38,099	$14,403	$33,684	$86,186
Commercial real estate	2,667	2,765	30,258	35,690
Construction	192	250	7,005	7,447
Total	$40,958	$17,418	$70,947	$129,323

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and real estate construction loans due after one year from December 31, 1999.

(In thousands of dollars)	Fixed Rate	Variable Rate
Total commercial, commercial real estate and construction loans due after one year	$28,236	$60,129

C. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans.

December 31

(In thousands of dollars)	1999	1998	1997	1996	1995
(a) Loans accounted for on a nonaccrual basis	$ 529	$ 567	$ 494	$ 174	$ 228
(b) Accruing loans which are contractually past due 90 days or more as to interest or principal payments	1,008	890	746	573	343
(c) Loans which are "troubled debt restructuring" as defined in Statement of Financial Accounting standards No. 15 (exclusive of loans in (a) or (b) above):	-0-	-0-	-0-	-0-	-0-
Totals	$1,537	$1,457	$1,240	$ 747	$ 571

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

(d) Impaired Loans - Information regarding impaired loans at December 31 is as follows:

(In thousands of dollars)	1999	1998	1997
Balance of impaired loans at December 31	$2,544	$1,454	$1,384
Less portion for which no allowance for loan loss is allocated	562	142	---
Portion of impaired loan balance for which an allowance for loan losses is allocated	1,982	1,312	1,384
Portion of allowance for loan losses allocated to the impaired loan balance at December 31	485	412	437

Interest income recognized on impaired loans during the year represented $178,000 while $211,000 would have been recognized had the loans been performing under their contractual terms.

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

2. Potential Problem Loans - At December 31, 1999, no loans were identified that management has serious doubts about the borrowers' ability to comply with present loan repayment terms and that are not included in item III.C.1. above.

3. Foreign Outstandings - There were no foreign outstandings during any period presented.

4. Loan Concentrations - As of December 31, 1999, there are no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A. above.

D. Other Interest-Bearing Assets - As of December 31, 1999, there are no other interest-bearing assets required to be disclosed under Item III.C.1. or 2. if such assets were loans.

IV. Summary Of Loan Loss Experience

A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(In thousands of dollars)	1999	1998	1997	1996	1995
LOANS
Average loans outstanding during period	$191,112	$187,198	$168,823	$157,274	146,816
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	2,888	2,349	2,121	1,830	1,558
Loans charged off:
Commercial	(417)	(350)	(37)	(11)	(59)
Commercial real estate	(0)	(37)	(0)	(0)	(113)
Residential real estate	(4)	(76)	(0)	(0)	(0)
Installment and credit card	(184)	(105)	(187)	(125)	(121)
Total loans charged off	(605)	(568)	(224)	(136)	(293)
Recoveries of loans previously charged off:
Commercial	7	1	2	2	12
Commercial real estate	0	0	0	0	0
Residential real estate	1	15	9	0	0
Installment	28	40	41	25	38
Total loan recoveries	36	56	52	27	50
Net loans charged off	(569)	(512)	(172)	(109)	(243)
Provision charged to operating expense	1,100	1,051	400	400	515
Balance at end of period	3,419	2,888	2,349	2,121	1,830
Ratio of net charge-offs to average loans outstanding for period	.30%	.27%	.10%	.07%	.17%

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

Allocation of the Allowance for Loan Losses

(In thousands of dollars)	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	December 31, 1999		December 31, 1998		December 31, 1997
Commercial	$1,114	43.31%	$1,181	44.02%	$719	44.67%
Commercial real estate	863	17.93	748	16.77	465	16.92
Residential real estate	773	26.15	302	29.01	245	27.30
Construction	0	3.74	0	1.60	0	1.95
Installment and credit card	317	8.87	237	8.60	141	9.16
Unallocated	352		420		779
Total	$3,419	100.00%	$2,888	100.00%	$2,349	100.00%

	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	December 31, 1996		December 31, 1995
Commercial	$634	44.15%	$497	44.45%
Commercial real estate	425	13.92	551	14.98
Residential real estate	109	30.81	148	28.83
Construction	0	1.97	0	1.62
Installment and credit card	139	9.15	219	10.12
Unallocated	814		415
Total	$2,121	100.00%	$1,830	100.00%

V. Deposits

A. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

		Average Amounts Outstanding Year ended December 31			Average Rate Paid Year ended December 31
	1999	1998	1997	1999	1998	1997
(In thousands of dollars)
Noninterest-bearing demand	$ 26,303	$ 23,813	$ 20,920	N/A	N/A	N/A
Interest-bearing demand deposits	40,313	35,541	35,148	2.01%	2.02%	1.99%
Savings deposits	39,945	41,056	35,559	3.10	3.44	3.47
Time deposits	162,320	146,551	135,565	5.43	5.78	5.82
Total deposits	$268,881	$246,961	$227,192

D. The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 1999:

(In thousands of dollars)
Three months or less	$14,172
Over three through six months	9,031
Over six through twelve months	13,838
Over twelve months	6,284
Total	$43,325

C. and E. There were no foreign deposits in any period presented.

VI. Return On Equity and Assets

	1999	1998	1997
Return on average assets	1.32%	1.43%	1.62%
Return on average shareholders' equity	13.14	14.39	17.32
Dividend payout ratio	43.51	37.45	29.88
Average shareholders' equity to average assets	10.08	9.93	9.38

VII. Short-Term Borrowings

This item is not required for the Company because the average outstanding balance of short-term borrowings for the years ending December 31, 1999, 1998 and 1997 were less than 30 percent of shareholders' equity at December 31, 1999, 1998 and 1997.

ITEM 2 - PROPERTIES

The Bank owns and operates its main office at Six West Jackson Street, Millersburg, Ohio 44654. The Bank also operates eight branches and two other properties are owned or leased as noted below:

The Berlin Branch, 4585 S. R. 39, Suite B, Berlin, Ohio 44610 (leased)

The South Clay Branch, 91 S. Clay Street, Millersburg, Ohio 44654 (owned)

The Winesburg Branch, 2225 U.S. 62, Winesburg, Ohio 44590 (owned)

The Clinton Commons Branch, 2101 Glen Drive, Millersburg, Ohio 44654 (leased)

The Walnut Creek Branch, 4980 Old Pump Street, Walnut Creek, Ohio 44687 (owned)

The Charm Office, Corner of S.R. 557 and C.R. 70, Charm, Ohio 44617 (leased)

The Sugarcreek Office, 127 S. Broadway, Sugarcreek, Ohio 44681 (owned)

The Operations Center, 91 North Clay Street, Millersburg, Ohio 44654 (owned)

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

No matter was submitted to a vote of security holders during the fourth quarter of 1999.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information contained in the section captioned "Common Stock and Shareholder Information" on page 27 of the Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

Information contained in the section captioned "Selected Financial Data" on pages 15 and 16 of the Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Information contained in the section captioned "1999 Financial Review" on pages 14 through 26, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 7A -QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Information contained in the section captioned "Quantitative and Qualitative Disclosures About Market Risk" on pages 24 and 25 of the Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information contained in the consolidated financial statements and related notes and the report of independent auditors thereon, on pages 28 through 45, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the independent accountants on accounting and financial disclosure have occurred.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained in the section captioned "ELECTION OF DIRECTORS" on pages 3 through 5 of the Company's proxy statement for the Company's 2000 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 10, 2000 (the "Proxy Statement") and information contained in the section captioned "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 3 of the Proxy Statement is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information contained in the section captioned "REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION" on pages 6 and 7 of the Proxy Statement, the section captioned "EXECUTIVE COMPENSATION" on page 8 of the Proxy Statement and the section captioned "PERFORMANCE GRAPH" on page 9 of the Proxy Statement, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

Information contained in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on page 2 of the Proxy Statement is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained in the section captioned "CERTAIN TRANSACTIONS" on page 10 of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description of Document
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant's 1994 Form 10-KSB)
3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant's 1998 Form 10-K)
3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant's Form 10-SB)
4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant's Form 10-SB)
10	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant's Form 10-SB)
11	Statement Regarding Computation of Per Share Earnings
13	Excerpts of CSB Bancorp, Inc. 1999 Annual Report to Shareholders
21	Subsidiary of CSB Bancorp, Inc.
23	Consent of Crowe, Chizek and Company LLP
24	Powers of Attorney
27	Financial Data Schedule

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

By: /s/DOUGLAS D. AKINS

Douglas D. Akins, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 25, 2000.

Signatures	Title
DOUGLAS D. AKINS* Douglas D. Akins*	President and Chief Executive Officer (Principal Executive Officer)
A. LEE MILLER* A. Lee Miller*	Senior Vice President and Chief Financial Officer
PAMELA S. BASINGER* Pamela S. Basinger*	Financial Officer and Principal Accounting Officer
DAVID W. KAUFMAN* David W. Kaufman*	Director
J. THOMAS LANG* J. Thomas Lang*	Director
H. RICHARD MAXWELL* H. Richard Maxwell*	Director
DANIEL J. MILLER* Daniel J. Miller*	Director
SAMUEL P. RIGGLE, JR.* Samuel P. Riggle, Jr.*	Director
DAVID C. SPRANG* David C. Sprang*	Director
SAMUEL M. STEIMEL* Samuel M. Steimel*	Director
F. JOANNE VINCENT* F. Joanne Vincent*	Director

*By: /s/DOUGLAS D. AKINS

Douglas D. Akins

as attorney-in-fact and on his own behalf

as Principal Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents	Sequential Page
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant's 1994 Form 10-KSB).	N/A
3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant's 1998 Form 10-K).	N/A
3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant's Form 10-SB).	N/A
4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant's Form 10-SB).	N/A
10	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant's Form 10-SB).	N/A
11	Statement Regarding Computation of Per Share Earnings	18
13	Excerpts of the CSB Bancorp, Inc. 1999 Annual Report to Shareholders	19
21	Subsidiary of CSB Bancorp, Inc.	54
23	Consent of Crowe, Chizek and Company LLP	55
24	Powers of Attorney	56
27	Financial Data Schedule	N/A

EXHIBIT 11

STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

	Years ended December 31,
	1999	1998	1997
Average basic common shares outstanding	2,651,910	2,637,012	2,604,914
Average diluted common shares outstanding	2,652,836	2,637,956	2,605,852
Net income	$4,266,286	$4,230,644	$4,407,200
Basic and diluted earnings per common share	$1.61	$1.60	$1.69

EXHIBIT 13

EXCERPTS OF CSB BANCORP, INC. 1999 ANNUAL REPORT TO SHAREHOLDERS

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

CSB Bancorp, Inc.

Millersburg, Ohio

We have audited the accompanying consolidated balance sheets of CSB Bancorp, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSB Bancorp, Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/S/ CROWE, CHIZEK AND COMPANY LLP

Crowe, Chizek and Company LLP

Columbus, Ohio

January 14, 2000

CONSOLIDATED BALANCE SHEETS

December 31, 1999 and 1998

	1999	1998
ASSETS
Cash and noninterest-earning deposits with banks	$ 10,525,878	$ 10,440,120
Interest-earning demand deposits with banks	257,199	315,067
Federal funds sold	2,484,000	14,853,000
Total cash and cash equivalents	13,267,077	25,608,187
Securities available for sale, at fair value	30,544,038	27,115,456
Securities held to maturity (Fair values of $73,631,014 in 1999 and $63,981,883 in 1998)	74,843,191	62,252,682
Total loans	198,280,304	196,711,716
Less allowance for loan losses	(3,418,797)	(2,887,721)
Loans, net	194,861,507	193,823,995
Premises and equipment, net	8,941,975	5,372,876
Accrued interest receivable and other assets	4,088,680	3,328,722
Total assets	$326,546,468	$317,501,918
LIABILITIES
Deposits
Noninterest-bearing	$29,047,575	$27,359,102
Interest bearing	240,891,867	238,387,456
Total deposits	269,939,442	265,746,558
Securities sold under repurchase agreements	12,835,554	9,770,519
Federal Home Loan Bank borrowings	9,709,831	10,111,119
Accrued interest payable and other liabilities	859,963	1,013,623
Total liabilities	293,344,790	286,641,819
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value: 9,000,000 shares authorized; 1999 - 2,667,791 shares issued; 1998 - 2,654,441 shares issued	16,673,693	16,590,255
Additional paid-in capital	6,387,800	5,963,191
Retained earnings	10,702,853	8,292,636
Treasury stock at cost: 1999 - 8,807 shares; 1998 - 6,400 shares	(173,802)	(56,000)
Accumulated other comprehensive income	(388,866)	70,017
Total shareholders' equity	33,201,678	30,860,099
Total liabilities and shareholders' equity	$326,546,468	$317,501,918

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 1999, 1998 and 1997

	1999	1998	1997
Interest income
Loans, including fees	$17,714,902	$18,087,424	16,798,385
Taxable securities	3,078,731	2,744,169	3,119,155
Nontaxable securities	2,308,239	1,923,459	1,456,779
Other	605,154	648,931	737,669
Total interest income	23,707,026	23,403,983	22,111,988
Interest expense
Deposits	10,869,276	10,603,600	9,828,445
Other	812,866	959,335	984,142
Total income expense	11,682,142	11,562,935	10,812,587
Net interest income	12,024,884	11,841,048	11,299,401
Provision for loan losses	1,100,055	1,050,979	400,063
Net interest income after provision for loan losses	10,924,829	10,790,069	10,899,338
Other income
Service charges on deposit accounts	772,133	716,992	685,369
Merchant fees	241,538	165,144	117,990
Trust services	302,586	211,878	108,735
Other income	432,838	351,969	314,897
Gain on sale of loans	308,424	14,378	220,200
Security gains	6,369	64	46
Gain on sale of other real estate owned		155,134
Total other income	2,063,888	1,615,559	1,447,237
Other expenses
Salaries and employee benefits	3,911,510	3,438,817	3,203,405
Occupancy expense	423,609	324,900	314,932
Equipment expense	397,319	484,672	462,890
Office supplies	200,316	187,136	176,785
State franchise tax	353,523	382,359	343,239
Other expenses	2,287,214	2,026,315	1,813,723
Total other expenses	7,573,491	6,844,199	6,314,974
Income before income taxes	5,415,226	5,561,429	6,031,601
Provision for income taxes	1,148,940	1,330,785	1,624,401
Net income	$4,266,286	$4,230,644	$4,407,200
Basic and diluted earnings per common share	$1.61	$1.60	$1.69

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 1999, 1998 and 1997

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance, January 1, 1997	$ 8,114,826	$4,520,502	$10,818,500	$(56,000)	$ 28,652	$23,426,480
Comprehensive income
Net income			4,407,200			4,407,200
Other comprehensive income, net of tax					41,830	41,830
Total comprehensive income						4,449,030
Common stock issued:
Under dividend reinvestment program	48,711	328,701				377,412
Under 401(k) plan	52,654	286,696				339,350
Cash dividends declared ($.505 per share)			(1,317,792)			(1,317,792)
Balance, December 31, 1997	8,216,191	5,135,899	13,907,908	(56,000)	70,482	27,274,480
Comprehensive income
Net income			4,230,644			4,230,644
Other comprehensive income, net of tax					(465)	(465)
Total comprehensive income						4,230,179
Common stock issued:
Under dividend reinvestment program	56,153	414,238				470,391
Under 401(k) plan	56,433	413,054				469,487
Cash dividends declared ($.60 per share)			(1,584,438)			(1,584,438)
Stock split (100% stock dividend)	8,261,478		(8,261,478)
Balance, December 31, 1998	16,590,255	5,963,191	8,292,636	(56,000)	70,017	30,860,099
Comprehensive income
Net income			4,266,286			4,266,286
Other comprehensive income, net of tax					(458,883)	(458,883)
Total comprehensive income						3,807,403
Common stock issued:
Under dividend reinvestment program	69,199	328,607				397,806
Under 401(k) plan	14,239	96,002				110,241
Cash dividends declared ($.70 per share)			(1,856,069)			(1,856,069)
Purchase of 2,407 treasury shares				(117,802)		(117,802)
Balance, December 31, 1999	$16,673,693	$6,387,800	$10,702,853	$(173,802)	$(388,866)	$33,201,678

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1999, 1998 and 1997

	1999	1998	1997
Cash flows from operating activities
Net income	$ 4,266,286	$ 4,230,644	$ 4,407,200
Adjustments to reconcile net income to net cash from operating activities
Security amortization and accretion	88,697	(50,335)	(40,711)
Depreciation	360,121	398,058	385,148
Gain on sale of other real estate owned		(155,134)
Gain on sale of loans	(308,424)	(14,378)	(220,200)
Loan sale proceeds	13,501,374	1,514,878
Originations of loans held for sale	(10,195,992)	(7,140,639)
Investment security gains	(6,369)	(64)	(46)
FHLB stock dividends	(129,600)	(123,900)	(113,300)
Provision for loan losses	1,100,055	1,050,979	400,063
Deferred income taxes	53,573	(136,000)	1,763
Changes in
Net deferred loan fees	132,606	(51,812)	85,415
Accrued interest receivable	(112,113)	413,825	(942,064)
Accrued interest payable	(7,820)	23,691	33,255
Other assets and liabilities	(436,153)	(33,351)	81,924
Net cash from operating activities	8,306,241	(73,538)	4,078,447
Cash flows from investing activities
Net change in time deposits with financial institutions		3,000,000
Securities available for sale
Proceeds from maturities and repayments	11,013,639	12,056,364	11,000,000
Purchases	(16,024,022)	(10,952,355)	(23,952,022)
Securities held to maturity
Proceeds from maturities and repayments	9,932,898	10,026,163	12,161,211
Purchases	(21,589,616)	(13,896,868)	(33,035,725)
Loan sale proceeds			10,766,167
Loan originations, net of payments	(5,586,843)	(11,855,820)	(25,338,195)
Property and equipment expenditures	(3,784,214)	(2,169,680)	(1,423,186)
Proceeds from sale of other real estate		336,134
Net cash from investing activities	(26,038,158)	(13,456,062)	(49,821,750)
Cash flows from financing activities
Net increase in deposits	4,192,884	24,543,289	27,863,685
Net increase in securities sold under repurchase agreements	3,065,035	2,479,760	2,552,586
Advances on FHLB borrowings	1,000,000		1,289,309
Principal reductions on FHLB borrowings	(1,401,288)	(1,575,744)	(1,343,961)
Shares issued for 401(k) plan	110,241	469,487	339,350
Purchase of treasury shares	(117,802)
Cash dividends paid	(1,458,263)	(1,114,047)	(940,380)
Net cash from financing activities	5,390,807	24,802,745	29,760,589
Net change in cash and cash equivalents	(12,341,110)	11,273,145	(15,982,714)
Cash and cash equivalents at beginning of year	25,608,187	14,335,042	30,317,756
Cash and cash equivalents at end of year	$13,267,077	$25,608,187	$14,335,042
Cash paid during the year for:
Interest	$11,689,962	$11,539,244	$10,779,000
Income taxes	1,363,000	1,385,000	1,751,000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include CSB Bancorp, Inc. and its wholly-owned subsidiary, The Commercial and Savings Bank, together referred to as "the Company." Intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services through its main office and eight branches located in Millersburg, Ohio, and nearby communities. These communities are the source of substantially all deposit, loan and trust activities. The majority of the Company's income is derived from commercial and retail lending activities and investments in securities. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate.

Business Segments: While the Company's chief decision-makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, realization of deferred tax assets, fair value of certain securities, fair value of financial instruments and determination and carrying value of impaired loans are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions. In 1998, the Corporation transferred $17,996,000 of loans from the residential real estate portfolio to the residential real estate loans held for sale portfolio.

Cash Reserve Requirements: The Company is required by the Federal Reserve to maintain reserves consisting of cash on hand and noninterest-earning balances on deposit with the Federal Reserve Bank. The required reserve balance at December 31, 1999 and 1998 was $3,346,000 and $2,663,000.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Other securities such as Federal Home Loan Bank stock are carried at cost.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the asset's useful lives on a straight-line basis.

Servicing Rights: Servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. Servicing rights were not material during any period presented.

Other Real Estate: Real estate owned, other than that used in the normal course of business, is recorded at fair value at acquisition. Any reduction from carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. After acquisition, a valuation allowance reduces the carrying value to the lower of the initial amount or fair value less estimated costs to sell. Other real estate owned included on the balance sheets was $69,000 and $0 at December 31, 1999 and 1998.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Term Assets: These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Stock Compensation: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown to measure expense for options granted after 1994, using an option-pricing model to estimate fair value.

Income Taxes: Income tax expense is the total of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Financial Instruments: Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer-financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.

Stock Split: On April 30, 1998, a 2-for-1 stock split was distributed to shareholders in the form of a 100% stock dividend. All per share data was restated to reflect the stock split.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	1999	1998	1997
Weighted average common shares outstanding (basic)	2,651,910	2,637,012	2,604,914
Dilutive effect of assumed exercise of stock options	926	944	938
Weighted average common shares outstanding (diluted)	2,652,836	2,637,956	2,605,852

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity.

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect since the Company currently has no derivative holdings.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Financial Statement Presentation: Certain items in the prior year's financial statements have been reclassified to correspond with the current year's presentation.

NOTE 2 - SECURITIES

Year-end securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
1999
Available for sale
U.S. Treasury securities	$4,005,693	$3,420	$ (90)	$4,009,023
Obligations of U.S. government corporations and agencies	23,939,139	1,112	(593,482)	23,346,769
Mortgage-related securities	1,000,000		(154)	999,846
Total debt securities	28,944,832	4,532	(593,726)	28,355,638
Other securities	2,188,400			2,188,400
Total securities available for sale	$31,133,232	$4,532	$(593,726)	$30,544,038
Held to maturity
U.S. Treasury securities	$3,104,636	$15,309		$3,119,945
Obligations of U.S. government corporations and agencies	20,499,017		$(569,065)	19,929,952
Obligations of states and political subdivisions	51,239,538	228,859	(887,280)	50,581,117
Total securities held to maturity	$74,843,191	$244,168	$(1,456,345)	$73,631,014
1998
Available for sale
U.S. Treasury securities	$10,018,642	$96,670		$10,115,312
Obligations of U.S. government corporations and agencies	14,931,926	56,205	(46,787)	14,941,344
Total debt securities	24,950,568	152,875	(46,787)	25,056,656
Other securities	2,058,800			2,058,800
Total securities available for sale	$27,009,368	$152,875	$(46,787)	$27,115,456
Held to maturity
U.S. Treasury securities	$10,124,422	$121,297		$10,245,719
Obligations of U.S. government corporations and agencies	9,501,449	21,675	$(35,929)	9,487,195
Obligations of states and political subdivisions	42,626,811	1,667,490	(45,332)	44,248,969
Total securities held to maturity	$62,252,682	$1,810,462	$(81,261)	$63,981,883

The amortized cost and fair value of debt securities at year-end 1999, by contractual maturity, are shown below.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$4,004,172	$4,005,895
Due after one through five years	23,940,660	23,349,897
Mortgage-related securities	1,000,000	999,846
Total debt securities available for sale	$28,944,832	$28,355,638
Held to maturity
Due in one year or less	$5,357,229	$5,378,004
Due after one year through five years	37,397,599	36,658,432
Due after five years through ten years	31,068,036	30,583,241
Due after ten years	1,020,327	1,011,337
Total debt securities held to maturity	$74,843,191	$73,631,014

No securities were sold during any period presented. Securities called or settled by the issuer resulted in gains of $6,369, $64, and $46 in 1999, 1998 and 1997.

Securities with a carrying value of approximately $58,704,000 and $52,830,000 were pledged as of December 31, 1999 and 1998, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

NOTE 3 - LOANS

Year-end loans are as follows.

	1999	1998
Commercial	$ 86,185,570	$ 86,971,202
Commercial real estate	35,690,254	33,136,841
Residential real estate	31,511,348	33,684,743
Residential real estate loans held for sale	20,533,301	23,636,259
Installment and credit card	17,644,690	16,992,208
Construction	7,446,805	3,154,733
Subtotal	199,011,968	197,575,986
Less: Allowance for loan losses	(3,418,797)	(2,887,721)
Net deferred loan fees	(731,664)	(864,270)
Loans, net	$194,861,507	$193,823,995

Activity in the allowance for loan losses for the year was as follows.

	1999	1998	1997
Beginning balance	$2,887,721	$2,349,039	$2,120,845
Provision for loan losses	1,100,055	1,050,979	400,063
Loans charged off	(605,149)	(568,597)	(223,945)
Recoveries	36,170	56,300	52,076
Ending balance	$3,418,797	$2,887,721	$2,349,039

Impaired loans were as follows.

	1999	1998
Year-end loans with no allowance for loan losses allocated	$562,088	$141,509
Year-end loans with allowance for loan losses allocated	1,982,472	1,453,837
Amount of the allowance allocated	484,853	412,284
Average of impaired loans during the year	2,857,586	1,608,251
Interest income recognized during impairment	177,864	92,014
Cash-basis interest income recognized	168,045	71,888

Nonperforming loans, including certain impaired loans and smaller-balance homogenous loans such as residential mortgage and consumer loans that are collectively evaluated for impairment, were as follows at year-end.

	1999	1998
Loans past due over 90 days still accruing interest	$1,008,000	$890,000
Nonaccrual loans	529,000	567,000

Loans serviced for others totaled $23,512,000 at year-end 1999 and $15,089,000 at year-end 1998.

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment are as follows.

	1999	1998
Land and improvements	$1,135,883	$ 990,877
Buildings and improvements	8,218,472	3,477,490
Furniture and equipment	3,673,452	3,000,397
Leasehold improvements	79,978	79,978
Facilities under construction		1,629,823
Total	13,107,785	9,178,565
Accumulated depreciation	(4,165,810)	(3,805,689)
Premises and equipment, net	$8,941,975	$5,372,876

The Bank leases certain office locations. Total rental expense under these leases was $81,945 in 1999, $94,154 in 1998, and $90,674 in 1997. Future minimum-lease payments are not material.

NOTE 5 - INTEREST-BEARING DEPOSITS

Interest-bearing deposits at year-end are as follows.

	1999	1998
Demand	$ 43,055,596	$ 40,653,899
Statement and passbook savings	37,507,777	42,808,891
Certificates of deposit:
In excess of $100,000	43,325,094	36,935,960
Other	117,003,400	117,988,706
Total	$240,891,867	$238,387,456

At year-end 1999, stated maturities of time deposits were as follows.

2000	$125,771,068
2001	22,225,070
2002	6,390,299
2003	5,199,499
2004	742,558
Total	$160,328,494

NOTE 6 - BORROWINGS

The Company borrows from the Federal Home Loan Bank (FHLB) to fund certain fixed-rate residential real estate loans. These borrowings carry fixed interest rates ranging from 5.60% to 7.15% at year-end 1999 and 1998, with 10-, 15- or 20-year maturities. Monthly principal and interest payments are due on the borrowings. In addition, a principal curtailment of 10% of outstanding principal balance is due on the anniversary date of each borrowing. Future required principal payments, including curtailments, are as follows.

2000	$1,248,327
2001	2,107,807
2002	981,957
2003	869,268
2004	435,130
Thereafter	4,067,342
$9,709,831

At December 31, 1999, the FHLB borrowings are collateralized by the Company's FHLB stock owned and $14,565,000 of qualifying mortgage loans. Based upon the amount of FHLB stock owned, the Bank has the ability to obtain up to $38 million of advances from the FHLB.

Securities sold under agreements to repurchase generally mature within three months from the transaction date. Physical control is maintained for all securities sold under repurchase agreements. Information concerning securities sold under agreements to repurchase is summarized as follows.

	1999	1998
Average balance during the year	$ 9,932,976	$ 7,787,240
Average interest rate during the year	3.10%	3.54%
Maximum month-end balance during the year	$13,874,000	$10,137,000

NOTE 7 - INCOME TAXES

The provision for income taxes was as follows.

	1999	1998	1997
Current	$1,095,367	$1,466,785	$1,622,638
Deferred	53,573	(136,000)	1,763
Total income tax provision	$1,148,940	$1,330,785	$1,624,401

The differences between the financial statement provision and amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes are as follows:

	1999	1998	1997
Income taxes computed at the statutory federal tax rate	$1,841,177	$1,890,886	$2,050,744
Add (subtract) tax effect of tax exempt interest income	(790,141)	(659,445)	(494,561)
Nondeductible interest expense	113,760	99,699	72,695
Other	(15,856)	(354)	(4,477)
Total income tax provision	$1,148,940	$1,330,786	$1,624,401

The tax effects of principal temporary differences and the resulting deferred tax assets and liabilities that comprise the net deferred tax asset included in other assets on the balance sheet are as follows at year-end.

	1999	1998	1997
Allowance for loan losses	$1,009,669	$829,103	$645,951
Deferred loan fees	1,517	19,678	72,246
Unrealized loss on securities available for sale	200,324
Other	33,866	131,380	124,614
Deferred tax asset	1,245,376	980,161	842,811
Accretion	(15,679)	(38,505)	(51,294)
Depreciation	(86,160)	(14,438)	(36,171)
FHLB stock dividend	(159,154)	(114,308)	(71,808)
Unrealized gain on securities available for sale		(36,070)	(36,309)
Other	(39,015)	(14,293)	(20,921)
Deferred tax liability	(300,008)	(217,614)	(216,503)
Net deferred tax asset	$945,368	$762,547	$626,308

The Company has sufficient taxes paid in and available for recovery to warrant recording the full deferred tax asset without a valuation allowance.

NOTE 8 - EMPLOYEE BENEFITS

Profit Sharing Plan: The Company maintains a contributory profit sharing plan covering substantially all its employees who meet certain age and service requirements. Under the plan, the Company contributes 3% of each eligible participant's compensation during the year and matches participant contributions up to 2% of each participant's compensation during the year. Both of these contributions are dependent on availability of sufficient net income from current or prior years. Additional contributions may be made as approved by the Board of Directors. Expense under this plan for 1999, 1998 and 1997 was $93,000, $116,000 and $113,000.

Stock Option Plan: On January 1, 1997, the Board of Directors granted options to purchase 1,800 shares of common stock at an exercise price of $9.05 to an officer of the Company. One-third of the options awarded becomes exercisable on each of the first three anniversaries of the date of grant. Therefore, 1,200 of the options were exercisable on December 31, 1999 with the remaining 600 becoming exercisable on January 1, 2000. Expense recorded for the options is not material. The options outstanding have a remaining contractual life of seven years. The options granted had an estimated value of $12 per share. Had compensation cost for stock options been recorded, net income would have decreased approximately $4,000 in 1997, 1998 and 1999, with no impact on earnings per share.

NOTE 9 - COMMITMENTS, OFF-BALANCE-SHEET RISK, AND CONTINGENCIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer-financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Financial instruments with off-balance sheet risk were as follows at year-end.

	1999		1998
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans (at market rates)	$ 342,570	$ 3,546,000	$1,230,165	$ 1,326,760
Unused lines of credit and letters of credit	2,433,226	40,671,438	3,105,699	28,532,674

Commitments to make loans are generally made for periods of 60 days or less. The fixed-rate loan commitment has an interest rate of 9.75% at year-end 1999.

NOTE 10 - RELATED-PARTY TRANSACTIONS

In the ordinary course of business, loans are granted to executive officers, directors and their related business interests. The following is an analysis of activity of related party loans, for loans aggregating $60,000 or more to any one related party, for 1999.

Balance at January 1, 1999	$2,683,609
New loans and advances	1,616,000
Repayments	(1,974,980)
Other changes	(61,614)
Balance at December 31, 1999	$2,263,015

Other changes represent loans applicable to one reporting period that are excludable from the other reporting period.

Deposits from executive officers, directors and their related business interests at year-end 1999 and 1998 were $2,837,837 and $4,079,973.

NOTE 11 - REGULATORY MATTERS

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices.

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

At year-end, the capital requirements were met. Actual capital levels, in thousands, and minimum required levels were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
1999
Total capital (to risk-weighted assets)
Consolidated	$36,257	16.99%	$17,076	8.0%	$21,345	10.0%
Bank	33,322	15.69	16,988	8.0	21,235	10.0
Tier 1 capital (to risk-weighted assets)
Consolidated	33,580	15.73	8,538	4.0	12,807	6.0
Bank	30,658	14.44	8,494	4.0	12,741	6.0
Tier 1 capital (to average assets)
Consolidated	33,580	10.30	13,041	4.0	16,301	5.0
Bank	30,658	9.42	13,017	4.0	16,271	5.0
1998
Total capital (to risk-weighted assets)
Consolidated	$33,218	17.12%	$15,526	8.0%	$19,408	10.0%
Bank	30,669	15.83	15,504	8.0	19,380	10.0
Tier 1 capital (to risk-weighted assets)
Consolidated	30,786	15.86	7,763	4.0	11,645	6.0
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank	28,237	14.57	7,751	4.0	11,628	6.0
Tier 1 capital (to average assets)
Consolidated	30,786	9.88	12,465	4.0	15,581	5.0
Bank	28,237	9.08	12,443	4.0	15,554	5.0

The Company's primary source of funds with which to pay dividends is dividends received from the Bank. The payment of dividends by the Bank to the Company is subject to restrictions by its regulatory agency. These restrictions generally limit dividends to current and prior two-years retained earnings. Also, dividends may not reduce capital levels below the minimum regulatory requirements disclosed above. Under the most restrictive of these requirements, the Company estimates retained earnings available for payment of dividends by the Bank to the Company approximate $7.8 million at December 31, 1999.

NOTE 12 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Following are condensed parent company financial statements.

Year-end Condensed Balance Sheets

	1999	1998
Assets:
Cash deposited with subsidiary	$2,335,796	$1,984,849
Investment in subsidiary	30,279,728	28,311,026
Securities held to maturity	498,181	497,993
Other assets	87,973	66,231
Total assets	$33,201,678	$30,860,099
Equity	$33,201,678	$30,860,099

Condensed Statements of Income

	1999	1998	1997
Interest on securities	$ 24,837	$ 24,837	$ 20,356
Dividends from subsidiary	1,856,069	1,584,231	1,817,792
Other income			6,010
Total income	1,880,906	1,609,068	1,844,158
Operating expenses	63,948	92,536	80,043
Income before taxes and equity in undistributed earnings of subsidiary	1,816,958	1,516,532	1,764,115
Income tax benefit	21,742		13,568
Equity in undistributed earnings of subsidiary	2,427,586	2,714,112	2,629,517
Net income	$4,266,286	$4,230,644	$4,407,200

Condensed Statements of Cash Flows

	1999	1998	1997
Cash flows from operating activities
Net income	$4,266,286	$4,230,644	$4,407,200
Adjustments to reconcile net income to cash provided by operations
Security accretion	(187)	(187)
Equity in undistributed income of subsidiary	(2,427,586)	(2,714,112)	(2,629,517)
Change in other assets	(21,742)		(1,134)
Net cash from operating activities	1,816,771	1,516,345	1,776,549
Cash flows from investing activities
Purchases of securities held to maturity			(497,806)
Property expenditures		(10,177)	(54,000)
Net cash from investing activities		(10,177)	(551,806)
Cash flows from financing activities
Shares issued for 401(k) plan	110,241	469,487	339,350
Purchase of treasury shares	(117,802)
Cash dividends paid	(1,458,263)	(1,114,047)	(940,380)
Net cash from financing activities	(1,465,824)	(644,560)	(601,030)
Net change in cash	350,947	861,608	623,713
Cash at beginning of year	1,984,849	1,123,241	499,528
Cash at end of year	$2,335,796	$1,984,849	$1,123,241

NOTE 13 - OTHER COMPREHENSIVE INCOME

Other comprehensive income is summarized as follows:

	1999	1998	1997
Unrealized holding gains (losses) on available-for-sale securities	$(694,299)	$(639)	$63,425
Less reclassification adjustment for losses (gains) recognized in income	(983)	(64)	(46)
Net unrealized holding gains (losses)	(695,282)	(703)	63,379
Tax effect	236,399	238	(21,549)
Other comprehensive income (loss)	$(458,883)	$(465)	$41,830

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments at year-end are as follows, in thousands.

	1999		1998
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and equivalents	$13,267	$13,267	$25,608	$25,608
Securities available for sale	30,544	30,544	27,115	27,115
Securities held to maturity	74,843	73,631	62,253	63,982
Loans, net of allowance for loan losses	194,862	195,585	193,824	194,975
Accrued interest receivable	2,394	2,394	2,282	2,282
Financial liabilities:
Demand and savings deposits	$(109,611)	$(109,611)	$(110,822)	$(110,822)
Time deposits	(160,328)	(158,781)	(154,925)	(156,072)
Repurchase agreements	(12,836)	(12,836)	(9,771)	(9,771)
FHLB borrowings	(9,710)	(9,710)	(10,111)	(10,111)
Accrued interest payable	(473)	(473)	(480)	(480)

The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to approximate fair value for cash and short-term instruments, demand deposits, short-term borrowings, accrued interest, and variable rate loans or deposits that reprice frequently. Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed-rate loans or deposits and for variable-rate loans or deposits with infrequent repricing, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. The fair value of debt is based on currently available rates for similar financing. The fair value of off-balance sheet items is not material.

CSB BANCORP, INC.

1999 Financial Review

INTRODUCTION

CSB Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Ohio in 1991 to become a one-bank holding company for its wholly owned subsidiary, The Commercial and Savings Bank (the "Bank"). The Bank is chartered under the laws of the State of Ohio and was organized in 1879. The Bank is a member of the Federal Reserve System, insured by the Federal Deposit Insurance Corporation and regulated by the Ohio Division of Financial Institutions and the Federal Reserve Bank.

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

The following discussion is presented to aid in understanding the Company's consolidated financial condition and results of operations, and should be read in conjunction with the audited consolidated financial statements and related notes. Management is aware of no market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations except as discussed herein. There are no current recommendations by regulatory authorities that would have such effect if implemented. Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations are not related to historical results, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involved a number of risks and uncertainties. Any forward-looking statements made by the Company herein and in future reports and statements are not guarantees of future performance and actual results may differ materially from those in forward-looking statements because of various factors. The Company does not undertake, and specifically disclaims any obligation to publicly release the result of any revisions to any forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

Net income totaled $4.3 million, an increase of $36,000 from 1998. Earnings per share were $1.61 and $1.60 for the years ended December 31, 1999 and 1998. Return on average assets was 1.32% in 1999 as compared to 1.43% in 1998, and return on average shareholders' equity was 13.14% in 1999, and 14.39% in 1998.

Net income for 1998 was $4.2 million or $1.60 per share, as compared to $4.4 million or $1.69 per share for 1997. This equated to a return on average assets of 1.43% in 1998 and 1.62% in 1997, while the return on average shareholders' equity for the same periods was 14.39% and 17.32%.

Net Interest Income

Net interest income is the largest component of the Company's net income, and consists of the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Volumes, interest rates and composition of interest-earning assets and interest-bearing liabilities primarily affect net interest income.

Interest income for 1999 was $23.7 million, increasing $303,000 from $23.4 million in 1998. Interest and fees on loans was $17.7 million, a decrease of $373,000, or 2.1%, from the previous year mostly attributable to the decrease in the average yield on loans from 9.66% to 9.27%. Interest income on securities increased $719,000, or 15.4%, to $5.4 million as compared to the previous year of $4.7 million. This increase was due primarily to an increase of the average balance of $17.6 million, or 21.3%, as compared to the previous period. Other interest income decreased $44,000 to $605,000 in 1999 compared to $649,000 in 1998, primarily as a result of a decrease in the average rate earned on these interest-earning liquid assets, to 4.97% in the current period from 5.35% in the previous period. These assets usually carry less credit and interest rate risk, and, therefore, provide lower yields than securities or loans.

Interest income for 1998 was $23.4 million, increasing $1.3 million from $22.1 million in 1997. Contributing to the increase was a $1.3 million, or 7.7% increase in interest and fees on loans, mostly attributable to the 10.9% increase in average loans. Interest income on securities increased $92,000, or 2.0%, to $4.7 million as compared to the previous year of $4.6 million. This increase was due primarily to an increase of the average balance of $5.1 million, or 6.6%, as compared to the previous period. Other interest income decreased $89,000 to $649,000 in 1998 compared to $738,000 in 1997, primarily as a result of a $707,000 decrease in the average balance of these interest-earning liquid assets.

The Company's interest expense on deposits increased $266,000 to $10.9 million in 1999, compared to $10.6 million in 1998 due primarily to the increased volume of deposits during 1999 compared to 1998. Deposit interest rates decreased during 1999 as overall cost of funds decreased to 4.46% in 1999, compared to 4.79% in 1998. Late in 1995, the Company began to originate fixed-rate mortgage loans through a matched funds program with the Federal Home Loan Bank of Cincinnati (FHLB). Advances with maturities similar to the loans establish a fixed interest rate spread of approximately 200 basis points for the estimated duration of the loans. In March 1999, the Company sold $12.1 million of these fixed-rate mortgage loans and management decided not to pay off the related advance. Instead, new loans remained in the portfolio throughout the year.

The Company's interest expense on deposits increased $775,000 to $10.6 million in 1998, compared to $9.8 million in 1997. Deposit interest rates decreased during 1998 as overall cost of funds decreased to 4.79% in 1998, compared to 4.84% in 1997. In February 1997, the Company sold $10.8 million of fixed-rate mortgage loans under the aforementioned program and Management decided not to pay off the related advance. Instead, new loans of $17.2 million and $8.2 million were originated under this program during 1998 and 1997, respectively.

Net interest income for 1999 was $12.0 million, increasing $184,000 from $11.8 million in 1998. This increase is due, in part, to the increase of $1.2 million in net interest-earning assets over interest-bearing liabilities. Net interest income for 1998 increased from $11.3 million to $11.8 million, an increase of $542,000. This increase was also a result of a $4.8 million increase in interest-earning assets over interest-bearing liabilities.

The following tables provide detailed analysis of changes in average balances, yields, and net interest income identifying that portion of the changes due to change in average volume versus that portion due to change in average rates.

AVERAGE BALANCES, RATES AND YIELDS

(Dollars in thousands)		1999			1998			1997
	Average Balance(1)	Interest	Rate(2)	Average Balance(1)	Interest	Rate(2)	Average Balance(1)	Interest	Rate(2)
Interest-earning Assets
Federal funds sold	$ 12,154	$ 604	4.97%	$ 9,568	$ 503	5.26%	$ 9,295	$ 513	5.52%
Interest-earning deposits	31	1	3.23	2,567	146	5.69	3,547	225	6.34
Securities:
Taxable	52,202	3,079	5.90	44,280	2,744	6.20	49,420	3,119	6.31
Tax exempt	47,791	2,308	4.83	38,126	1,924	5.05	27,898	1,457	5.22
Loans(3)	191,112	17,715	9.27	187,198	18,087	9.66	168,823	16,798	9.95
Total interest-earning assets	303,290	23,707	7.82	281,739	23,404	8.31	258,983	22,112	8.54%
Noninterest-earning assets
Cash and due from banks	10,319			8,794			7,972
Bank premises and equipment, net	7,559			4,410			3,020
Other assets	4,073			3,748			3,489
Allowance for loan losses	(3,219)			(2,452)			(2,227)
Total assets	$322,022			$296,239			$271,237
Interest-bearing liabilities
Demand deposits	$ 40,313	$ 811	2.01%	$ 35,541	$ 717	2.02%	$ 35,148	$ 701	1.99%
Savings deposits	39,945	1,238	3.10	41,056	1,413	3.44	35,559	1,233	3.47
Time deposits	162,320	8,820	5.43	146,551	8,474	5.78	135,565	7,895	5.82
Other borrowed funds	19,357	813	4.20	18,440	959	5.20	17,312	984	5.68
Total interest-bearing liabilities	261,935	11,682	4.46%	241,588	11,563	4.79%	223,584	10,813	4.84%
Noninterest-bearing liabilities and shareholders' equity
Demand deposits	26,303			23,813			20,920
Other liabilities	1,330			1,436			1,289
Shareholders' equity	32,454			29,402			25,444
Total liabilities and equity	$322,022			$296,239			$271,237
Net interest income		$12,025			$11,841			$11,299
Net interest margin			3.96%			4.20%			4.36%

(1) Average balances have been computed on an average daily basis.

(2) Average rates have been computed based on the amortized cost of the corresponding asset or liability.

(3) Average loan balances include nonaccruing loans.

RATE/VOLUME ANALYSIS OF CHANGES IN INCOME AND EXPENSE (1)

(Dollars in thousands)		1999 v. 1998			1998 v. 1997
	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect
Interest Income
Federal funds sold	$ 101	$ 130	$ (29)	$ (10)	$ 15	$ (25)
Interest-earning deposits	(145)	(101)	(44)	(79)	(57)	(22)
Securities:
Taxable	335	472	(137)	(375)	(320)	(55)
Tax exempt	384	470	(86)	467	498	(31)
Loans	(372)	373	(745)	1,289	1,786	(497)
Total interest income	303	1,344	(1,041)	1,292	1,922	(630)
Interest expense
Demand deposits	94	96	(2)	16	23	(7)
Savings deposits	(175)	(37)	(138)	189	190	(1)
Time deposits	346	877	(531)	570	635	(65)
Other borrowed funds	(146)	46	(192)	(25)	62	(87)
Total interest expense	119	982	(863)	750	910	(160)
Net interest income	$184	$362	$(178)	$542	$1,012	$(470)

(1) Changes attributable to both volume and rate, which cannot be segregated, have been allocated based on the absolute value of the change due to volume and the change due to rate.

The following table reconciles net interest income as shown in the financial statements to taxable-equivalent net-interest income:

	1999	1998	1997
Net interest income	$12,024,884	$11,841,048	$11,299,401
Taxable equivalent adjustment(1)	1,024,820	839,814	640,317
Net interest income - fully taxable equivalent	$13,049,704	$12,680,862	$11,939,718
Net interest yield	3.96%	4.20%	4.36%
Taxable equivalent adjustment(1)	.34	.30	.25
Net interest yield - taxable equivalent	4.30%	4.50%	4.61%

(1) Taxable equivalent adjustments have been computed assuming a 34% tax rate.

Provision for Loan Losses

As the loan portfolio grows, management continues to provide for losses inherent in the portfolio. The provision for loan losses was $1.1 million in 1999 and 1998, and $400,000 in 1997. See "Financial Condition - Allowance for Loan Losses."

Other Income

Total other income increased to $2.1 million in 1999 compared to $1.6 million in 1998, an increase of $448,000 or 27.8%. This increase was primarily due to an increase in gain on sale of loans of $294,000, an increase in merchant fee income of $76,000, or 46.3%, and trust services income increase of $91,000 or 42.8%. These increases more than offset the decrease of $155,000, from the gain on sale of other real estate owned in 1998. There were no security sales during the three-year period ended December 31, 1999.

Total other income increased to $1.6 million in 1998 compared to $1.4 million in 1997, an increase of 11.6%. This increase was primarily due to the gain on sale of real estate owned of $155,000, an increase in merchant fee income of $47,000, or 39.9%, and trust services income increase of $103,000 or 94.9%. These increases more than offset the decrease of $206,000, or 93.5%, in gain on sale of loans.

Other Expenses

Total other expenses increased $729,000, or 10.7%, during 1999. The largest component of noninterest expense is salaries and employee benefits, which increased $473,000 or 13.7% in 1999. The increases were from normal salary adjustments and the addition of staff members to service the Company's growing customer base. Increases in occupancy and equipment expense are expected in the future as a result of depreciation from the Company's new Operations Center that was placed into service in 1999.

Income Taxes

The provision for income taxes decreased to $1.1 million in 1999, from $1.3 million in 1998, primarily from a reduction in income before income taxes and the increase in the average balance of tax exempt securities of $9.7 million. The Company's effective tax rate was 21.2% in 1999, a decrease from 23.9% in 1998 and 26.9% in 1997. The decrease in 1998 was due to the $10.2 million, or 36.7% increase, in the average balance of tax exempt securities.

FINANCIAL CONDITION

Total assets of the Company were $326.5 million at December 31, 1999, compared to $317.5 million at December 31, 1998, representing an increase of $9.0 million, or 2.8%. This growth was due to increased loan activity for the year funded by increases in deposits and securities sold under repurchase agreements. Changes in the consolidated balance sheets and factors that caused those changes are discussed below.

Securities

Total securities increased $16.0 million, or 17.9% from $89.4 million at year-end 1998 to $105.4 million at year-end 1999. During 1999, the Company reinvested proceeds of maturing and called securities, as well as shifted federal funds sold into higher-yielding securities and invested funds from the sale of mortgage loans in 1999. The distribution of the securities portfolio at year-end 1999 consisted of U.S. Treasuries, U.S. government corporations and agencies, obligations of state and political subdivisions and other securities. The Company increased its holdings of FHLB stock to $1.9 million through stock dividends during 1999.

Since one of the primary functions of the securities portfolio is to provide a source of liquidity, it is structured such that maturities and cash flows satisfy the Company's liquidity needs and asset/liability management requirements. At December 31, 1999, 8.9% of the portfolio matures within one year.

Securities classified as held to maturity under Statement of Financial Accounting Standards (SFAS) No. 115 are carried at amortized cost, and include securities that management has the positive intent and ability to hold to maturity. Securities classified as available for sale include those that may be sold before maturity for liquidity, asset/liability management or other reasons. The Company classifies all equity securities as available for sale.

Loans

Total loans of $199.0 million were recorded as of December 31, 1999 as compared to $197.6 million at year-end 1998, representing an increase of 0.7%.

While the mix of loans within this portfolio remained relatively stable, the Company experienced a decrease of $786,000, or 0.9%, in commercial loans, an increase of $2.6 million, or 7.7%, in commercial real estate loans and $2.2 million, or 6.5%, decrease in residential real estate loans. As of December 31, 1999 agriculture production loans and loans secured by farmland totaled approximately $13.3 million and are included in the commercial, commercial real estate and residential real estate categories. Credit card loans, which are primarily unsecured, totaled $1.9 million, or 1.0%, of loans at year-end 1999.

The Company originates fixed-rate mortgage loans using a match-funding program utilizing FHLB advances of similar maturity. At December 31, 1999, the balance of loans originated under this program totaled approximately $20.5 million. These loans have been identified as held for sale by the Company. Management anticipates continued lending of mortgage loans under this program as customer demand for fixed-rate loans is strong. The majority of the remainder of the Company's residential real estate loan portfolio consists of loans that reprice every six months based on a short-term Treasury bill index.

Demand for commercial business loans, as well as both commercial and residential real estate loans, was stable in 1999. Management believes the Company's local service area will experience continued economic strength and a continued need for its type of lending products into 2000.

Allowance and Provision for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to cover loan losses that are currently anticipated based on past loss experience, general economic conditions, changes in mix and size of the loan portfolio, information about specific borrower situations, and other factors and estimates which are subject to change over time. Management periodically reviews selected large loans, delinquent and other problem loans, and selected other loans. Collectibility of these loans is evaluated by considering current financial position and performance of the borrower, estimated market value of the collateral, the Company's collateral position in relationship to other creditors, guarantees and other potential sources of repayment. Management forms judgments, which are subjective, as to the probability of loss and the amount of loss on these loans as well as other loans taken together.

The allowance for loan losses totaled $3.4 million or 1.72% of total loans at December 31, 1999, up from $2.9 million or 1.47% of total loans at December 31, 1998. Net charge-offs for 1999 totaled $569,000, up from $512,000 in 1998 and $172,000 in 1997. As with all loans that have been charged-off, management is continuing collection efforts and future recoveries may occur. The provision for loan losses amounted to $1.1 million in 1999 and 1998. These amounts were in response to increased charge-offs and impaired loans in 1999 and 1998, and the overall increase in the amount of the total loan portfolio, particularly in commercial and commercial real estate loans. Management reviews the level of the allowance for loan losses and the corresponding provision based on the portfolio mix and the level of nonperforming loans.

Nonperforming loans consist of loans past due 90 days or more which totaled approximately $1.5 million or .77%, of total loans at December 31, 1999, as compared to $1.5 million or .74%, of total loans at December 31, 1998. The allowance for loan losses as a percentage of nonperforming loans was 222.4% and 198.2% at year-end 1999 and 1998.

Premises and Equipment

Net premises and equipment increased by $3.6 million to $8.9 million at year-end 1999 from $5.4 million at year-end 1998. During 1998, the Company completed construction of the new Shreve Office, which opened in March 1998. Also, construction was completed on the new Operations Center in 1999, located in Millersburg. The increase in premises and equipment in 1999 was primarily due to the new Operations Center.

Deposits

The Company's deposits are obtained from individuals and businesses located in its market area. Total deposits increased 1.6% to $269.9 million at December 31, 1999, compared to $265.7 million at December 31, 1998. Noninterest-bearing balances increased to $29.0 million at December 31, 1999, as compared to $27.4 million at December 31, 1998. Interest-bearing deposits increased $2.5 million, or 1.1%, at December 31, 1999, compared to 1998. This growth was on all deposit products and was after the withdrawal of $7.0 million, which was on deposit during construction of a new high school in a local school district. Demand deposits increased $2.4 million, or 5.9%, while statement and passbook savings decreased $5.3 million, or 12.4%. Additional growth was obtained through certificates of deposit in excess of $100,000, increasing by $6.4 million, or 17.3%.

CAPITAL RESOURCES

Total shareholders' equity increased from $30.9 million at December 31, 1998 to $33.2 million at December 31, 1999. Contributing to this was net income of $4.3 million, offset by dividends paid of $1.9 million. Because of the dividend reinvestment program, shareholders' equity increased $398,000 in 1999 and $470,000 in 1998. The Company also established a plan whereby participants in the Company's 401(k) profit sharing plan may elect under the plan to purchase and hold shares of the Company's common stock in their accounts. Because of this plan, equity increased $469,000 during 1998 and $110,000 in 1999. An April 1998, two-for-one stock split paid in the form of a 100% stock dividend resulted in a shift of $8.3 million from retained earnings to common stock.

Banking regulations have established minimum capital ratios for banks and bank holding companies. Therefore, the Company and its subsidiary bank must meet a risk-based capital requirement, which defines two tiers of capital and compares each to the Company's "risk-weighted assets." The Company's assets and certain off-balance-sheet items, such as loan commitments, are each assigned a risk factor such that assets with potentially higher credit risk will require more capital support than assets with lower risk. These regulations require the Company to have a minimum total risk-based capital ratio of 8%, at least, half of which must be Tier 1 capital. The Company's Tier 1 capital is its shareholders' equity before any unrealized gain or loss on securities available for sale, while total risk-based capital includes Tier 1 capital and a limited amount of the allowance for loan losses. In addition, a bank or bank holding company's leverage ratio (which for the Company equals its shareholders' equity before any unrealized gain or loss on securities available for sale divided by average assets) must be maintained at a minimum of 4%. The Company's actual and required capital amounts are disclosed in Note 11 to the consolidated financial statements.

Dividends paid by the Company's bank subsidiary are the primary source of funds available to the Company for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Company is subject to restrictions by regulatory authorities, which generally limit dividends to current and prior two years retained earnings, as defined by regulation. In addition, dividend payments may not reduce regulatory capital levels below the minimum regulatory guidelines discussed above. At December 31, 1999, approximately $7.8 million is available for payment of dividends by the Bank to the Company under the most restrictive of these guidelines.

LIQUIDITY

Liquidity refers to the Company's ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company's primary sources of liquidity are cash and cash equivalents, which totaled $13.3 million at December 31, 1999, a decrease of $12.3 million from year-end 1998. Net income, securities available for sale, maturities/calls of securities held to maturity and loan repayments also serve as sources of liquidity. Cash and cash equivalents, and securities maturing within one year represent 7.0% of total assets at December 31, 1999, as compared to 12.4% at year-end 1998. Other sources of liquidity the Company could use to help to ensure funds are available when needed include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet the needs of the Company.

As summarized in the consolidated statements of cash flows, the most significant investing activity for the Company in 1999 included the purchase of securities totaling $37.6 million, maturities and calls of securities totaling $20.9 million, and net loan originations of $5.6 million as management continues to seek loan growth. The Company's primary financing activity was funds received through deposit growth. This growth accounted for cash infusions of $4.2 million in 1999, $24.5 million in 1998 and $27.9 million in 1997. Additional funds were received through additions to securities sold under repurchase agreements.

YEAR 2000 ISSUE

In 1997, the Company formed a Year 2000 Committee to assess the extent to which its information and technology, noninformation technology and its outside vendors may be adversely affected by the Year 2000 problems. In addition to reviewing its own systems, the Company also recognized it could incur losses if loan payments are delayed due to Year 2000 problems affecting any of the Company's significant borrowers or impairing the payroll systems of large employers in the Company's primary market area. Because the Company's loan portfolio is diversified with regard to individual borrowers and types of businesses, and the Company's primary market area is not significantly dependent on one employer or industry, the Company does not expect any significant or prolonged Year 2000-related difficulties. In addition, the Company provided information to its customers about the Year 2000 issue.

Through December 31, 1999, the Company incurred $26,000 of operating expenses and $54,000 of capital expenditures for Year 2000 preparations, including hardware and software upgrades, testing, training and other out-of-pocket expenses. In addition to these costs, the Company has estimated it has incurred $120,000 of internal personnel costs through December 31, 1999. The Company does not anticipate any additional significant expenses relating to Year 2000.

The Company experienced no disruption to its operations because of the Year 2000. Management will continue to monitor activity over the course of the year for possible effects on its operations and customers. Certain critical dates, as identified by the Company and regulators, fall in 2000. While these dates have been tested, the Company will review operations during these periods.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The only significant market risk to which the Company is exposed is interest-rate risk. The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans and securities), which are funded by interest-bearing liabilities (deposits and borrowings). These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk. None of the Company's financial instruments are held for trading purposes.

The Company manages interest rate risk regularly through its asset liability committee. One method the Company uses to manage its interest rate risk is a rate sensitivity gap analysis, which monitors the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A "positive gap" occurs when the amount of interest rate sensitive assets maturing or repricing within a given period exceeds the amount of interest sensitive liabilities maturing or repricing within the same period. Conversely, a "negative gap" occurs when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income.

Management monitors its gap position on a monthly basis with the goal to increase its net interest income slightly in a rising interest rate environment, in order to maintain earnings at an acceptable level when additional funding of the Company's loan loss reserve may be necessary. This has historically been accomplished through offering loan products that are either short-term in nature or which carry variable rates of interest. Interest rates of the majority of the Company's commercial loan portfolio vary based on the prime commercial lending rates published by The Wall Street Journal, while interest rates of the majority of its real estate loan portfolio vary depending on the six-month U.S. Treasury rates. Beginning in 1995, the Company granted a limited amount of fixed-rate real estate loans to reduce the impact of this positive interest-rate gap. The Company's securities portfolio is primarily fixed-rate and short-term in nature. The Company's investment in structured notes, securities with imbedded options and securities with prepayment risk is not a material part of the securities portfolio. The Company holds no mortgage derivative products. As a result of its gap position, the Company may be vulnerable to decreases in its net interest income and the net market value of its portfolio equity when market rates of interest decrease. The Company's interest income and the market values of its financial instruments is most affected by changes in short- and medium-term interest rates, such as the six month U.S. Treasury rates and prime commercial lending rates.

The Company monitors its interest rate risk through a sensitivity analysis, whereby it measures potential changes in its future earnings and the fair values of its financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of the Company's financial instruments using interest rates in effect at year-end 1999 and 1998. For the fair value estimates, the cash flows are then discounted to year-end to arrive at an estimated present value of the Company's financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest-income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. The Company applies these interest rate "shocks" to its financial instruments up and down 200 basis points in 100 basis point increments.

The following table presents an analysis of the estimated sensitivity of the Company's annual net interest income to sudden and sustained 100 basis-point changes in market interest rates at December 31, 1999 and 1998:

	1999
Change in Interest Rates	Net Interest Income	Dollar Change	Percentage Change
	(Dollars in Thousands)
+200	$11,883	$ 284	2.4%
+100	12,053	454	3.9
0	11,599	0	0.0
-100	11,104	(495)	(4.3)
-200	10,630	(969)	(8.4)

	1998
Change in Interest Rates	Net Interest Income	Dollar Change	Percentage Change
	(Dollars in Thousands)
+200	$13,032	$ 861	7.1%
+100	12,841	670	5.5
0	12,171	0	0.0
-100	11,520	(651)	(5.4)
-200	10,900	(1,271)	(10.4)

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

Securities owned by the Company will generally repay at their stated maturity. Many of the Company's loans permit the borrower to prepay the principal balance prior to maturity without penalty. The likelihood of prepayment depends on a number of factors, including current interest rate and interest rate index (if any) on the loan, the financial ability of the borrower to refinance, the economic benefit to be obtained from refinancing, availability of refinancing at attractive terms, as well as economic and other factors in specific geographic areas which affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease on fixed- and adjustable-rate loans depending on the current relative levels and expectations of future short- and long-term interest rates. Prepayments on adjustable-rate residential mortgage loans generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates, thus making fixed-rate loans more desirable. While savings and checking deposits generally may be withdrawn upon the customer's request without prior notice, a continuing relationship with customers resulting in future deposits and withdrawals is generally predictable, resulting in a dependable and uninterrupted source of funds. No change in the rates on such deposits is assumed when market rates increase or decrease 100 basis points. When market rates increase or decrease 200 basis points, the analysis assumes a corresponding 50 basis point change in the rates paid on such deposits. Short-term borrowings have fixed maturities. Time deposits generally have early withdrawal penalties, which discourage customer withdrawal prior to maturity. Certain advances from the FHLB carry prepayment penalties and are expected to be repaid in accordance with their contractual terms.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company disclosed the estimated fair value of its financial instruments at December 31, 1999 and 1998 in Note 14 to the consolidated financial statements. Fair value of the Company's financial instruments experienced modest changes in 1999 due to the relatively stable interest-rate environment. Estimated fair value of loans decreased slightly to 100.4% of the carrying value at December 31, 1999 from 100.6% of the carrying value at December 31, 1998. The fair value of securities held to maturity decrease to 98.4% of carrying value at December 31, 1999, from 102.8% of carrying value at year-end 1998. Estimated fair value of time deposits decreased from 100.7% of carrying value at December 31, 1998 to 99.0% at December 31, 1999.

ACCOUNTING STANDARDS

A new standard, "Accounting for Derivative Instruments and hedging Activities," requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The new standard does not allow hedging of a security which is classified as held to maturity. Upon adoption of the standard, companies are allowed to transfer securities from held to maturity to available for sale if they wish to be able to hedge the securities in the future. The standard is effective for the Company in 2001, with early adoption encouraged at the beginning of any fiscal quarter, with no retroactive application. Management does not expect the adoption of this standard to have a significant impact on the Company's financial statements.

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

COMMON STOCK AND SHAREHOLDER INFORMATION

Common shares of the Company are not traded on an established market. Shares are traded through broker/dealers under the symbol "CSBB" and through private transactions. The table below represents the range of high and low prices paid for transactions known to the Company. Management does not have knowledge of prices paid on all transactions. Because of the lack of an established market, these prices may not reflect the prices at which stock would trade in an active market. These quotations reflect inter-dealer prices, without mark-up, markdown or commission and may not represent actual transactions. Prices below have been restated to reflect the April 1998 two-for-one stock split paid in the form of a 100% stock dividend. The chart also specifies cash dividends paid by the Company to its shareholders during 1999 and 1998. While management expects to maintain its policy of paying regular cash dividends in the future, no assurances can be given that dividends will be declared, or if declared, what the amount of any such dividends will be. Additional information concerning the payment of dividends is included in Note 11 of the consolidated financial statements.

Quarter Ended	High	Low	Dividends Declared
March 31, 1998	$50.00	$27.50	$263,477
June 30, 1998	60.00	32.50	263,824
September 30, 1998	65.00	50.00	264,097
December 31, 1998	60.00	47.00	792,626
March 31, 1999	55.00	47.00	317,916
June 30, 1999	55.00	40.00	318,243
September 30, 1999	45.00	33.50	318,236
December 31, 1999	36.00	30.75	901,674

As of December 31, 1999, CSB Bancorp, Inc. had approximately 1,100 shareholders and 2,658,984 outstanding shares of common stock.

TRANSFER AGENT

CSB Bancorp, Inc. acts as its own transfer agent for its common stock.

CSB Bancorp, Inc.

Attn: Shirley J. Roberts

6 West Jackson Street

Millersburg, Ohio 44654

Phone (330) 674-9015 or (800) 654-9015

ANNUAL AND OTHER REPORTS; SHAREHOLDER AND GENERAL INQUIRIES

CSB Bancorp, Inc. is required to file an annual report on Form 10-K annually with the Securities and Exchange Commission. Copies of the Form 10-K annual report and the Company's quarterly reports may be obtained without charge by contacting:

A. Lee Miller, Chief Financial Officer

CSB Bancorp, Inc.

6 West Jackson Street

Millersburg, Ohio 44654

Phone (330) 674-9015 or (800) 654-9015

The annual meeting of shareholders will be held at the Carlisle Village Inn in Walnut Creek, Ohio on Wednesday, April 12, 2000 beginning at 7:00 p.m.

SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial information.

	1999	1998	1997	1996	1995
	(Dollars in thousands, except per share data)
Statements of earnings:
Total interest income	$ 23,707	$ 23,404	$ 22,112	$ 19,480	$ 18,305
Total interest expense	11,682	11,563	10,813	8,828	8,034
Net interest income	12,025	11,841	11,299	10,652	10,271
Provisions for loan losses	1,100	1,051	400	400	515
Net interest income after provision for loan losses	10,925	10,790	10,899	10,252	9,756
Total other income	2,063	1,616	1,447	1,228	1,002
Total other expenses	7,573	6,844	6,315	6,021	5,722
Income before federal income taxes	5,415	5,562	6,031	5,459	5,036
Provision for income taxes	1,149	1,331	1,624	1,600	1,444
Net income	4,266	4,231	4,407	3,859	3,592
Per share of common stock(1)
Basic and diluted earnings	$ 1.61	$ 1.60	$ 1.69	$ 1.50	$ 1.41
Dividends	.70	.60	.51	.42	.33
Book value	12.45	11.65	10.35	9.05	7.92
Average basic common shares outstanding(1)	2,651,910	2,637,011	2,604,914	2,577,044	2,558,004
Average diluted common shares outstanding	2,652,836	2,637,956	2,605,852	2,577,044	2,558,004
Year-end balances:
Loans, net (includes held for sale)	194,862	193,824	177,327	163,020	150,789
Securities	105,387	89,368	86,428	52,384	54,641
Total assets	326,546	317,502	288,442	254,135	233,210
Deposits	269,939	265,747	241,203	213,340	206,255
Borrowings	22,545	19,882	18,978	16,480	5,913
Shareholders' equity	33,202	30,860	27,275	23,426	20,343
Average balances:
Loans, net	187,893	184,746	166,596	155,298	145,109
Securities	99,993	82,406	77,318	50,129	49,698
Total assets	322,022	296,239	271,237	233,353	213,077
Deposits	268,881	246,961	227,192	199,609	191,919
Borrowings	19,357	18,440	17,312	10,632	1,563
Shareholders' equity	32,454	29,402	25,444	22,095	18,743
Selected ratios:
Net yield on average interest-earning assets	3.96%	4.20%	4.36%	4.79%	5.07%
Return on average total assets	1.32	1.43	1.62	1.65	1.69
Return on average shareholders' equity	13.14	14.39	17.32	17.47	19.17
Average shareholders' equity as a percent of average total assets	10.08	9.93	9.38	9.47	8.80
Net loan charge-offs as a percent of average loans	.30	.27	.10	.07	.16
Allowance for possible loan losses as a percent of loans at year-end	1.72	1.46	1.30	1.28	1.20
Shareholders' equity as a percent of total year-end assets	10.17	9.72	9.46	9.21	8.72

Notes to selected financial data:

(1) Restated for 1998 and 1996 stock splits paid in the form of a 100% stock dividend.

EXHIBIT 21

SUBSIDIARY OF CSB BANCORP, INC.

The Commercial and Savings Bank, Millersburg, Ohio, an Ohio-chartered commercial bank (100% owned.)

EXHIBIT 23

CONSENT OF CROWE, CHIZEK AND COMPANY LLP

CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the prospectuses constituting part of the registration statements on Form S-3 for the CSB Bancorp, Inc. Share Owner Dividend Reinvestment Plan and on Form S-8 for The Commercial & Savings Bank of Millersburg Profit Sharing and 401(k) Savings Retirement Plan and Trust of our report dated January 14, 2000 on the consolidated balance sheets of CSB Bancorp, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999, which report is incorporated by reference in this Form 10-K.

/S/ CROWE, CHIZEK AND COMPANY LLP

Crowe, Chizek and Company LLP

Columbus, Ohio

March 25, 2000

EXHIBIT 24

POWER OF ATTORNEY

WHEREAS, CSB BANCORP, INC., an Ohio corporation (the "Company"), proposes to file with the Securities and Exchange Commission, pursuant to the provisions of the Securities and Exchange Act of 1934, as amended, and the rules and regulations thereunder, an Annual Report to Shareholders on Form 10-K ("Form 10-K"), with respect to the Company's 1999 fiscal year; and

WHEREAS, the undersigned is an [Officer/Director] of the Company;

NOW, THEREFORE, the undersigned hereby constitutes and appoints Douglas D. Akins [his/her] attorney in fact, for [her and in her][him and in his] name, place and stead and in her office and capacity with the Company, to execute and file such Form 10-K and exhibits, and thereafter to execute and file any amended Form 10-K, hereby giving and granting to said attorney full power and authority to do and perform each and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully to all intents and purposes as she might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

This authority hereby granted is limited to the execution and delivery of such Form 10-K or amendment thereto, unless earlier revoked by me or expressly extended by me in writing, shall remain in force and effective only until such Form 10-K or any amendment thereto is filed.

IN WITNESS WHEREOF, the undersigned has hereunto set [his/her] hand this ___ day of March, 2000.

STATE OF OHIO

COUNTY OF HOLMES

On the ____ day of March, 2000, personally appeared before me ______________, to me known to be the person described within and who executed the foregoing instrument, and [he/she] duly acknowledged to me that [he/she] executed and delivered the same for the purposes herein expressed.

WITNESS my hand and official seal this ________ day of March, 2000.

/s/ H. RICHARD MAXWELL /s/ SAMUEL P. RIGGLE, JR.

H. Richard Maxwell Samuel P. Riggle, Jr.

/s/ DANIEL J. MILLER /s/ F. JOANNE VINCENT

Daniel J. Miller F. Joanne Vincent

/s/ SAMUEL M. STEIMEL /s/ SHIRLEY J. ROBERTS

Samuel M. Steimel Shirley J. Roberts

/s/ DAVID C. SPRANG /s/ A. LEE MILLER

David C. Sprang A. Lee Miller

/s/ J. THOMAS LANG /s/ DOUGLAS D. AKINS

J. Thomas Lang Douglas D. Akins

/s/ DAVID W. KAUFMAN /s/ ROBERT E. BOSS

David W. Kaufman Robert E. Boss

/s/ PAMELA S. BASINGER /s/ STANLEY E. YODER

Pamela S. Basinger Stanley E. Yoder