Form 10-Q
period 2000-03-31
CSB BANCORP INC /OH
filed 2000-05-15
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

[X] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $6.25 par value Outstanding at May 3, 2000:

2,618,177 common shares

FORM 10-Q

QUARTER ENDED MARCH 31, 2000

Table of Contents

Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS Page

Consolidated Balance Sheets

Consolidated Statements of Income

Condensed Consolidated Statements of Changes in

Shareholders' Equity

Condensed Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Part II - Other Information

Other Information

Signatures

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2000	December 31, 1999
ASSETS
Cash and noninterest-bearing deposits with banks	$ 8,567,988	$ 10,525,878
Interest-bearing deposits with banks	172,412	257,199
Federal funds sold	--	2,484,000
Total cash and cash equivalents	8,740,400	13,267,077
Securities available for sale, at fair value	28,436,113	30,544,038
Securities held to maturity (Fair values of $71,771,292 in 2000 and $73,631,014 in 1999)	73,003,866	74,843,191
Loans, net	198,211,646	194,861,507
Premises and equipment, net	8,920,176	8,941,975
Accrued interest receivable and other assets	4,471,615	4,088,680
Total assets	$321,783,816	$326,546,468
LIABILITIES
Deposits
Noninterest-bearing	$ 25,720,167	$29,047,575
Interest-bearing	237,998,061	240,891,867
Total deposits	263,718,228	269,939,442
Securities sold under repurchase agreements	12,471,315	12,835,554
Federal funds purchased	2,658,000	--
Federal Home Loan Bank borrowings	9,206,924	9,709,831
Accrued interest payable and other liabilities	802,090	859,963
Total liabilities	288,856,557	293,344,790
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value: 9,000,000 shares authorized; 2000 - 2,667,787 shares issued; 1999 - 2,667,791 shares issued	16,673,667	16,673,693
Additional paid-in capital	6,476,438	6,387,800
Retained earnings	11,278,077	10,702,853
Treasury stock at cost: 2000 - 33,693 shares; 1999 - 8,807 shares	(1,022,889)	(173,802)
Accumulated other comprehensive income	(478,034)	(388,866)
Total shareholders' equity	32,927,259	33,201,678
Total liabilities and shareholders' equity	$321,783,816	$326,546,468

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2000	1999
Interest income
Loans, including fees	$4,652,677	$4,439,609
Taxable securities	780,087	682,516
Nontaxable securities	613,321	535,646
Other	11,737	161,562
Total interest income	6,057,822	5,819,333
Interest expense
Deposits	2,702,083	2,716,183
Other	291,033	217,972
Total interest expense	2,993,116	2,934,155
Net interest income	3,064,706	2,885,178
Provision for loan losses	230,713	647,955
Net interest income after provision for loan losses	2,833,993	2,237,223
Other income
Service charges on deposit accounts	186,866	182,032
Gain on sale of loans	14,438	302,652
Other income	261,992	187,333
Total other income	463,296	672,017
Other expenses
Salaries and employee benefits	1,067,398	862,321
Occupancy expense	137,876	88,039
Equipment expense	107,878	100,253
State franchise tax	96,722	93,960
Other expenses	711,364	597,066
Total other expenses	2,121,238	1,741,639
Income before income taxes	1,176,051	1,167,601
Provision for income taxes	201,980	249,064
Net income	$ 974,071	$ 918,537
Basic and diluted earnings per common share (See Note 1)	$ 0.37	$ 0.35

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended March 31,
	2000	1999
Balance at beginning of period	$33,201,678	$30,860,099
Net income	974,071	918,537
Other comprehensive income, net of tax	(89,168)	(68,627)
Comprehensive income	884,903	849,910
Common stock issued under the dividend reinvestment program and 401(k) plan	--	195,188
Cash dividends ($.15 per share in 2000; $.12 per share in 1999)	(398,847)	(317,916)
Purchase of treasury shares (28,705 shares)	(882,495)	--
Common stock used for the dividend reinvestment program and 401(k) plan (reissued 3,818 treasury shares), net of fractional shares retired	122,020
Balance at end of period	$32,927,259	$31,587,281

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2000	1999

Net cash from operating activities	$ 915,055	$ 1,109,746
Cash flows from investing activities
Securities available for sale
Proceeds from maturities	2,000,000	5,000,000
Purchases	--	(6,991,982)
Securities held to maturity
Proceeds from maturities, calls and repayments	2,250,000	6,100,000
Purchases	(445,063)	(5,267,485)
Net change in loans	(4,600,126)	525,842
Loan sale proceeds	1,043,500	12,972,366
Premises and equipment expenditures, net	(100,361)	(1,031,280)
Net cash from investing activities	147,950	11,307,461
Cash flows from financing activities
Net change in deposits	(6,221,214)	400,878
Net change in securities sold under repurchase agreements	(364,239)	(2,637,275)
Net change in federal funds purchased	2,658,000	--
Principal reductions on FHLB borrowings	(502,907)	(572,846)
Shares issued for 401(k) plan	--	100,999
Cash dividends paid	(276,827)	(223,727)
Purchase of treasury shares	(882,495)	--
Net cash from financing activities	(5,589,682)	(2,931,971)
Net change in cash and cash equivalents	(4,526,677)	9,485,236
Beginning cash and cash equivalents	13,267,077	25,608,187
Ending cash and cash equivalents	$ 8,740,400	$35,093,423
Supplemental disclosures
Interest paid	$2,966,567	$2,906,289
Income taxes paid	0	312,000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include accounts of CSB Bancorp, Inc. and its wholly-owned subsidiary, The Commercial and Savings Bank (together referred to as the "Company" or "CSB"). All significant intercompany transactions and balances have been eliminated.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of CSB at March 31, 2000, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not contain all financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for CSB for the year ended December 31, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

The Company records income tax expense based on the amount of tax due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, using enacted tax rates.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic earnings per share ("EPS") is based on net income divided by the weighted average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of additional common shares issuable under stock options. The weighted average number of shares outstanding for basic and diluted EPS computations were as follows:

	Three Months Ended March 31,
	2000	1999
Weighted average common shares outstanding (basic)	2,655,136	2,648,611
Dilutive effect of assumed exercise of stock options	857	971
Weighted average common shares outstanding (diluted)	2,655,993	2,649,582

Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity. Upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Corporation's financial statements.

NOTE 2 - SECURITIES

The amortized cost and fair values of securities are as follows:

	March 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Debt securities
U.S. Treasury securities	$2,002,350	$ --	$ (2,936)	$ 1,999,414
Obligations of U.S. government corporations and agencies	23,935,858	--	(716,896)	23,218,962
Mortgage related securities	1,000,000	--	(4,463)	995,537
Total debt securities available for sale	26,938,208	--	(724,295)	26,213,913
Other securities	2,222,200	--	--	2,222,200
Total securities available for sale	$29,160,408	$ --	$ (724,295)	$28,436,113
Held to maturity
U.S. Treasury securities	$ 1,101,750	$ 16,719	$ --	$ 1,118,469
Obligations of U.S. government corporations and agencies	20,498,384	--	(712,296)	19,786,088
Obligations of states and political subdivisions	51,403,732	251,679	(788,676)	50,866,735
Total debt securities held to maturity	$73,003,866	$268,398	$(1,500,972)	$71,771,292

NOTE 2 - SECURITIES (Continued)

	December 31, 1999
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Debt securities
U.S. Treasury securities	$4,005,693	$ 3,420	$ (90)	$ 4,009,023
Obligations of U.S. government corporations and agencies	23,939,139	1,112	(593,482)	23,346,769
Mortgage related securities	1,000,000	--	(154)	999,846
Total debt securities available for sale	28,944,832	4,532	(593,726)	28,355,638
Other securities	2,188,400	--	--	2,188,400
Total securities available for sale	$31,133,232	$4,532	$ (593,726)	$30,544,038
Held to maturity
U.S. Treasury securities	$ 3,104,636	$ 15,309	$ --	$ 3,119,945
Obligations of U.S. government corporations and agencies	20,499,017	--	(569,065)	19,929,952
Obligations of states and political subdivisions	51,239,538	228,859	(887,280)	50,581,117
Total debt securities held to maturity	$74,843,191	$244,168	$(1,456,345)	$73,631,014

There were no sales of investment securities during the first three months of 2000 or 1999.

The amortized cost and fair values of debt securities at March 31, 2000, by contractual maturity, are shown below.

	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$ 3,002,869	$ 2,999,101	$ 3,249,110	$ 3,259,900
Due from one to five years	22,935,339	22,219,275	34,335,511	33,447,907
Due from five to ten years	--	--	27,029,892	26,752,844
Due after ten years	--	--	8,389,353	8,310,641
Mortgage related securities	1,000,000	995,537	--	--
	$26,938,208	$26,213,913	$73,003,866	$71,771,292

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following:

	March 31, 2000	December 31, 1999
Commercial	$ 86,709,986	$ 86,185,570
Commercial real estate	39,716,313	35,690,254
Residential real estate	52,250,185	31,511,348
Residential real estate loans held for sale	--	20,533,301
Installment and credit card	17,832,129	17,644,690
Construction	6,030,705	7,446,805
Subtotal	202,539,318	199,011,968
Allowance for loan losses	(3,605,936)	(3,418,797)
Net deferred loan fees	(721,736)	(731,664)
	$198,211,646	$194,861,507

During the first three months of 2000, the Company received $1.0 million in proceeds from mortgage loan sales. A gain of $14,438 was recognized on these sales. During the quarter, the Company reclassified $20.5 million in residential real estate loans held for sale into residential real estate.

Activity in the allowance for loan losses for the three months ended March 31, 2000 and 1999 is as follows:

	2000	1999
Beginning balance	$3,418,797	$2,887,721
Provision for loan losses	230,713	647,955
Charge-offs	(62,761)	(45,295)
Recoveries	19,187	6,246
Balance - March 31	$3,605,936	$3,496,627

NOTE 4 - FEDERAL HOME LOAN BANK BORROWINGS

The Company borrows from the Federal Home Loan Bank (FHLB) to fund certain fixed-rate residential real estate loans. These borrowings carry fixed interest rates ranging from 5.60% to 7.15% and maturities of 10, 15, and 20 years. Monthly principal and interest payments are due on the borrowings. In addition, a principal curtailment of 10% of the outstanding principal balance is due on the anniversary date of each borrowing. FHLB borrowings are collateralized by the Company's FHLB stock and a blanket pledge on $13.8 million of qualifying mortgage loans at March 31, 2000.

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

	March 31, 2000	December 31, 1999
Commitments to make loans (at market rates)	$ 1,680,000	$ 3,888,570
Unused lines of credit and Letters of credit	41,606,507	43,104,664

Since many commitments to make loans expire without being used, the aforementioned amounts do not necessarily represent future cash commitments. Collateral obtained relating to these commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items.

The Company sold $1.0 million in residential mortgage loans during the first three months of 2000. The Company has agreed to repurchase individual loans if they become delinquent by greater than ninety days. A recourse obligation has been established by management based on past loan loss experience and other factors. This liability is not material.

Occasionally, various contingent liabilities arise that are not recorded in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.

NOTE 6 - OTHER COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2000	1999
Unrealized holding gains (losses) on available for sale securities	$(135,104)	$(103,980)
Tax effect	45,936	35,353
Other comprehensive income (loss)	$ (89,168)	$ (68,627)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at March 31, 2000, compared to December 31, 1999, and the consolidated results of operations for the quarterly period ending March 31, 2000 compared to the same period in 1999. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

Total assets were $321.8 million at March 31, 2000, compared to $326.5 million at December 31, 1999, representing a decrease of $4.8 million or 1.5%. Total securities decreased approximately $3.9 million during the quarter. Since one of the primary functions of the securities portfolio is to provide a source of liquidity, it is structured such that security maturities and cash flows satisfy the Company's liquidity needs and asset-liability management requirements. At March 31, 2000, approximately 6.3% of the securities portfolio matures within one year.

Total loans increased $3.4 million, or 1.7%, to $198.2 million. This increase was primarily a result of a $4.0 million, or 11.3%, increase in commercial real estate loans. This more than offset a $1.4 million, or 19.0%, decrease in construction loans.

As a percentage of loans, the allowance for loan losses was 1.78% at March 31, 2000 and 1.72% at December 31, 1999. Loans past due more than 90 days and loans placed on nonaccrual status, were approximately $2.2 million, or 1.12% of total loans at March 31, 2000, compared to $1.5 million, or 0.77% of loans at December 31, 1999. These credits are considered in management's analysis of the allowance for loan losses.

Premises and equipment decreased $22,000, or 0.2%, during the first quarter of 2000 due to normal depreciation.

At March 31, 2000, the ratio of net loans to deposits was 75.2%, compared to 72.2% at the end of 1999. This increase is due primarily to the normal deposit activity in the first quarter of the year.

Total shareholders' equity decreased $274,000, or 0.8%, due to the adopting of a stock buyback program during the quarter. This resulted in the purchases of $882,000 of treasury stock. This amount was partially offset by year-to-date net income of $974,000, less $399,000 of cash dividends declared. The cash dividend represents 40.9% of net income for the first quarter of 2000. Also contributing to capital was the dividend reinvestment program and the purchase of stock by the Company's 401(k) retirement plan. As a result of these programs, equity increased approximately $122,000 during the first quarter of 2000 from the reissuance of treasury shares.

The Company and its subsidiary met all regulatory capital requirements at March 31, 2000. The Company's ratio of total capital to risk-weighted assets was 15.54% at March 31, 2000, while Tier 1 risk-based capital ratio was 16.80%. Regulatory minimums call for a total risk-based capital ratio of 8%, at least one-half of which must be Tier 1 capital. The Company's leverage ratio was 10.30% at March 31, 2000, which exceeds the regulatory minimum of 3% to 5%.

RESULTS OF OPERATIONS

Net income for the quarter ending March 31, 2000, was $974,000, or $0.37 per share, as compared to $919,000, or $0.35 per share earned during the same period last year, an increase of $56,000, or 6.0%. The primary factors contributing to this increase was a decrease in the provision for loan loss, which was partially offset by a decrease in other income and an increase in other expenses.

Net interest income for the quarter ended March 31, 2000 was $3.1 million, an increase of $180,000, or 6.2%, over the same period last year. Interest and fees on loans increased $213,000, or 4.8%. Also, as overnight funds were invested in securities, interest on securities increased $175,000, and other interest income decreased by $150,000.

Interest expense increased $59,000 to $3.0 million for the quarter ended March 31, 2000, compared to $2.9 million for the quarter ended March 31, 1999. This increase was the result of increased average balances on interest-bearing accounts and higher interest rates.

The provision for loan losses was $231,000 during the first quarter of 2000, a decrease of $417,000 over the first quarter of 1999.

Other income decreased approximately $209,000 primarily as a result of the gain on the sale of loans during the 1999 period. In the first quarter of 1999, $13.0 million of fixed rate mortgage loans were sold, resulting in a gain of $303,000. These loans had previously been identified as held for sale.

Other expenses increased $380,000, or 21.8%, for the three months ended March 31, 2000, compared to the same period in 1999. Management continues to monitor the Company's efficiency ratio by maintaining increases in other operating costs at low levels. Salaries and employee benefits increased by $205,000 or 23.8%, occupancy expense increased $50,000, or 56.6%, and other expenses increased $114,000 or 19.1%. The provision for income taxes of $202,000 during the first quarter of 2000 reflected an effective rate of 17.2%, as compared to 21.3%, for the first quarter of 1999.

YEAR 2000 ISSUE

The Company experienced no disruption to its operations because of the Year 2000. Management will continue to monitor activity over the course of the year for possible effects on its operations and customers. Certain critical dates, as identified by the Company and regulators, fall in 2000. While these dates have been tested, the Company will review operations during these periods. Some of these dates fell in the first quarter and no disruption of operations or systems occurred.

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2000 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

FORM 10-Q

Quarter ended March 31, 2000

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

CSB BANCORP, INC.

(Registrant)

Date: May 3, 2000 /s/ DOUGLAS D. AKINS

Douglas D. Akins

President

Chief Executive Officer

Date: May 3, 2000 /a/ A. LEE MILLER

A. Lee Miller

Senior Vice President

Chief Financial Officer

Index to Exhibits

Exhibit Number	Description of Documents	Sequential Page

11	Statement Regarding Computation of Per Share Earnings	21
27	Financial Data Schedule	22

CSB BANCORP, INC.

EXHIBIT 11

STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

	Three Months Ended March 31,
	2000	1999
Net income	$ 974,071	$ 918,537
Average basic shares outstanding	2,635,136	2,648,611
Add: Effect of stock options	857	971
Average diluted shares outstanding	2,655,993	2,649,582
Basic and diluted earnings per common share	$ 0.37	$ 0.35