Form 10-Q
period 2000-06-30
CSB BANCORP INC /OH
filed 2000-08-14
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

__x__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2000

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

Common stock, $6.25 par value Outstanding at July 27, 2000:

2,617,277 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2000

Table of Contents

Part I - Financial Information

Page

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

ABOUT MARKET RISK

Part II - Other Information

Other Information

Signatures

CSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2000	December 31, 1999
ASSETS
Cash and noninterest-bearing deposits with banks	$9,568,544	$10,525,878
Interest-bearing deposits with banks	168,236	257,199
Federal funds sold	--	2,484,000
Total cash and cash equivalents	9,736,780	13,267,077
Securities available for sale, at fair value	27,540,689	30,544,038
Securities held to maturity (Fair values of $70,677,436 in 2000 and $73,631,014 in 1999)	71,785,693	74,843,191
Loans, net	207,275,054	194,861,507
Premises and equipment, net	8,762,252	8,941,975
Accrued interest receivable and other assets	5,173,626	4,088,680
Total assets	$330,274,094	$326,546,468
LIABILITIES
Deposits
Noninterest-bearing	$24,431,774	$29,047,575
Interest-bearing	235,173,987	240,891,867
Total deposits	259,605,761	269,939,442
Securities sold under repurchase agreements	14,630,024	12,835,554
Federal funds purchased	14,550,000	--
Federal Home Loan Bank borrowings	8,884,037	9,709,831
Accrued interest payable and other liabilities	1,093,126	859,963
Total liabilities	298,762,948	293,344,790
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value: 9,000,000 shares authorized; 2000 - 2,667,787 shares issued; 1999 - 2,667,791 shares issued	16,673,667	16,673,693
Additional paid-in capital	6,525,553	6,387,800
Retained earnings	10,276,393	10,702,853
Treasury stock at cost: 2000 - 48,771 shares; 1999 - 8,807 shares	(1,534,341)	(173,802)
Accumulated other comprehensive income (loss)	(430,126)	(388,866)
Total shareholders' equity	31,511,146	33,201,678
Total liabilities and shareholders' equity	$330,274,094	$326,546,468

See accompanying notes to consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2000	1999	2000	1999
Interest income
Loans, including fees	$4,985,791	$4,264,065	$9,638,468	$8,703,674
Taxable securities	732,543	762,553	1,512,630	1,445,069
Nontaxable securities	613,412	558,419	1,226,733	1,094,065
Other	2,318	242,973	14,055	404,536
Total interest income	6,334,064	5,828,010	12,391,886	11,647,344
Interest expense
Deposits	2,729,769	2,768,829	5,431,852	5,485,013
Other	389,137	131,637	680,170	349,609
Total interest expense	3,118,906	2,900,466	6,112,022	5,834,622
Net interest income	3,215,158	2,927,544	6,279,864	5,812,722
Provision for loan losses	2,688,384	149,604	2,919,097	797,559
Net interest income after provision for loan losses	526,774	2,777,940	3,360,767	5,015,163
Other income
Service changes on deposit accounts	222,970	198,215	409,836	380,247
Gain on sale of loans	5,326	680	19,764	303,332
Trust and financial services	96,248	87,605	215,510	144,045
Other income	193,056	167,772	335,786	298,665
Total other income	517,600	454,272	980,896	1,126,289
Other expense
Salaries and employee benefits	1,148,346	943,963	2,215,744	1,806,284
Occupancy expense	135,916	83,765	273,792	171,803
Equipment expense	109,143	87,696	217,021	187,949
State franchise tax	97,006	66,569	193,728	160,529
Other expense	790,345	616,926	1,501,709	1,213,992
Total other expense	2,280,756	1,798,919	4,401,994	3,540,557
Income (loss) before income taxes	(1,236,382)	1,433,293	(60,331)	2,600,895
Provision for (benefit from) income taxes	(627,115)	322,550	(425,135)	571,614
Net income (loss)	$ (609,267)	$1,110,743	$364,804	$2,029,281
Basic and diluted earnings (loss) per common share	$ (.22)	$ .42	$ .15	$ .77

See accompanying notes to consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2000	1999	2000	1999
Balance at beginning of period	$32,927,259	$31,587,281	$33,201,678	$30,860,099
Net income (loss)	(609,267)	1,110,743	364,804	2,029,281
Other comprehensive income, net of tax	47,908	(249,392)	(41,260)	(318,020)
Comprehensive income (loss)	(561,359	861,351	323,544	1,711,261
Common stock issued under the dividend reinvestment program and 401(k) plan	--	97,351	--	292,539
Cash dividends ($.15 and $.30 per share in 2000; $.12 and $.24 per share in 1999)	(392,417)	(318,244)	(791,264)	(636,160)
Purchase of treasury shares (18,395 and 47,100 shares in 2000)	(570,156)	--	(1,452,651)	--
Treasury shares used for the dividend reinvestment program (reissued 3,318 and 7,136 treasury shares), net of fractional shares retired	107,819	--	229,839	--
Balance at end of period	$31,511,146	$32,227,739	$31,511,146	$32,227,739

See notes to the consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,

	2000	1999
Net cash from operating activities	$2,667,807	$2,439,221
Cash flows from investing activities
Securities available for sale
Proceeds from maturities	3,000,000	9,000,000
Purchases	--	(12,984,962)
Securities held to maturity
Proceeds from maturities, calls and repayments	3,450,000	7,300,000
Purchases	(445,063)	(17,098,498)
Net change in loans	(16,792,795)	(4,837,217)
Loan sale proceeds	1,482,500	12,972,366
Premises and equipment expenditures, net	(63,665)	(2,359,002)
Net cash from investing activities	(9,369,023)	(8,007,313)
Cash flows from financing activities
Net change in deposits	(10,333,681)	4,124,585
Net change in securities sold under repurchase agreements	1,794,470	1,602,771
Net change in federal funds purchased	14,550,000	--
Principal reductions on FHLB borrowings	(825,794)	(936,658)
Shares issued for 401(k) plan	--	105,758
Cash dividends paid	(561,425)	(449,379)
Purchase of treasury shares	(1,452,651)	--
Net cash from financial activities	3,170,919	4,447,077
Net change in cash and cash equivalents	(3,530,297)	(1,121,015)
Beginning cash and cash equivalents	13,267,077	25,608,187
Ending cash and cash equivalents	$9,736,780	$24,487,172
Supplemental disclosures
Interest paid	$6,100,766	$5,838,988
Income taxes paid	305,000	502,000

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of CSB at June 30, 2000, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not contain all financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for CSB for the year ended December 31, 1999 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The Company is engaged in the business of commercial and retail banking and trust services, with operations conducted through its main office and eight branches located in Millersburg, Ohio and nearby communities. These communities are the source of substantially all deposit, loan and trust activities. The majority of the Company's income is derived from commercial and retail lending activities and investments in securities.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first-mortgage loans secured by one-to-four family residences, residential construction loans and automobile, home equity and other consumer loans less than $100,000. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment.

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

Basic earnings per share ("EPS") is based on net income divided by the weighted average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of additional common shares issuable under stock options. The weighted average number of shares outstanding for basic and diluted EPS computations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999
Weighted average common shares outstanding (basic)	2,618,998	2,652,314	2,651,637	2,650,473
Dilutive effect of assumed exercise of stock options	--	950	848	961
Weighted average common shares outstanding (diluted)	2,618,998	2,653,264	2,652,485	2,651,434

Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity. Upon adoption of SFAS No. 133, companies are allowed to transfer securities from held to maturity to available for sale if they wish to be able to hedge the securities in the future. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with early adoption encouraged for any fiscal quarter beginning July 1, 1998, or later, with no retroactive application. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Company's financial statements.

See notes to the consolidated financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES

The amortized cost and fair values of securities are as follows:

	June 30, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Debt securities
U.S. Treasury securities	$1,001,341	$ --	$ (2,591)	$998,750
Obligations of U.S. government corporations and agencies	23,934,954	--	(646,279)	23,288,675
Mortgage-related securities	1,000,000	--	(2,836)	997,164
Total debt securities available for sale	25,936,295	--	(651,706)	25,284,589
Other securities	2,256,100	--	--	2,256,100
Total securities available for sale	$28,192,395	$ --	$(651,706)	$27,540,689
Held to maturity
U.S. Treasury securities	$101,741	$16,040	$ --	$117,781
Obligations of U.S. government corporations and agencies	20,497,975	212	(656,786)	19,841,401
Obligations of states and political subdivisions	51,185,977	245,866	(713,589)	50,718,254
Total debt securities held to maturity	$71,785,693	$262,118	$(1,370,375)	$70,677,436

See notes to the consolidated financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (Continued)

	December 31, 1999
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Debt securities	$4,005,693	$3,420	$ (90)	$4,009,023
Obligations of U.S. government corporations and agencies	23,939,139	1,112	(593,482)	23,346,769
Mortgage-related securities	1,000,000	--	(154)	999,846
Total debt securities	28,944,832	4,532	(593,726)	28,355,638
Other securities	2,188,400	--	--	2,188,400
Total securities available for sale	$31,133,232	$4,532	$(593,726)	$30,544,038
Held to maturity
U.S. Treasury securities	$3,104,636	$15,309	$ --	$3,119,945
Obligations of U.S. government corporations and agencies	20,499,017	--	(569,065)	19,929,952
Obligations of states and political subdivisions	51,239,538	228,859	(887,280)	50,581,117
Total securities held to maturity	$74,843,191	$244,168	$(1,456,345)	$73,631,014

There were no sales of securities during the first six months of 2000 or 1999.

The amortized cost and fair values of debt securities at June 30, 2000, by contractual maturity, are shown below.

	Available for sale		Held to maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,001,388	$1,997,500	$2,150,207	$2,155,607
Due from one to five years	22,934,907	22,289,925	34,382,371	33,560,936
Due from five to ten years	--	--	28,614,950	28,094,825
Due after ten years	--	--	6,638,165	6,866,068
Mortgage-related securities	1,000,000	997,164	--	--
	$25,936,295	$25,284,589	$71,785,693	$70,677,436

See notes to the consolidated financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following:

	June 30, 2000	December 31, 1999
Commercial	$93,012,238	$86,185,570
Commercial real estate	39,339,757	35,690,254
Residential real estate	54,420,730	31,511,348
Residential real estate loans held for sale	--	20,533,301
Installment and credit card	18,932,460	17,644,690
Construction	7,543,274	7,446,805
Subtotal	213,248,459	199,011,968
Allowance for loan losses	(5,245,516)	(3,418,797)
Net deferred loan fees	(727,889)	(731,664)
	$207,275,054	$194,861,507

During the first six months of 2000, the Company received $1.5 million in proceeds from mortgage loan sales. A gain of $19,764 was recognized on these sales. During the first six months, the Company reclassified $20.5 million in residential real estate loans to the long-term portfolio.

Activity in the allowance for loan losses for the six months ended June 30, 2000 and 1999 is as follows:

	2000	1999
Beginning balance	$3,418,797	$2,887,721
Provision for loan losses	2,919,097	797,559
Charge-offs	(1,136,300)	(443,915)
Recoveries	43,922	11,273
Balance - June 30	$5,245,516	$3,252,638

During the second quarter of 2000, the Company's provision for loan losses totaled $2.7 million, resulting from continued growth in the Company's commercial lending, which represents a higher risk of loss than traditional one-to-four family mortgage lending; the rising interest rate environment, which has impacted the ability of some businesses to meet their scheduled loan payments in accordance with original loan terms; the current regulatory environment; and information obtained in the second quarter 2000 about specific borrower situations, which led to charge-offs and additional reserve requirements.

CSB BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the "Company") at June 30, 2000, compared to December 31, 1999, and the consolidated results of operations for the quarterly and year-to-date periods ending June 30, 2000, compared to the same periods in 1999. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

Total assets were $330.3 million at June 30, 2000, compared to $326.5 million at December 31, 1999, representing an increase of $3.7 million or 1.1%. Total securities decreased approximately $6.1 million during the first six months. Proceeds from the maturities were used to fund loan growth. Net loans increased $12.4 million, or 6.4%, to $207.3 million. This increase was primarily a result of a $6.8 million, or 7.9%, increase in commercial loans and a $3.6 million, or 10.2% increase in commercial real estate loans. These increases were a result of good loan demand in the local market area.

See notes to the consolidated financial statements.

CSB BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION (continued)

As a percentage of loans, the allowance for loan losses was 2.46% at June 30, 2000, and 1.72% at December 31, 1999. As discussed in the notes to the financial statements, the allowance for loan losses is an estimate that encompasses known losses in the portfolio and management's judgment about the performance of individual credits. Changes in these factors impact the provision for loan losses. Loans past due more than 90 days and loans placed on nonaccrual status were approximately $1.6 million, or 0.76% of total loans at June 30, 2000, compared to $1.5 million, or 0.77% of loans at December 31, 1999. These credits are considered in management's analysis of the allowance for loan losses.

Premises and equipment decreased $180,000, or 2.0%, during the first six months of 2000 due to normal depreciation.

At June 30, 2000, the ratio of net loans to deposits was 79.8%, compared to 72.2% at the end of 1999. This increase is due primarily to the normal deposit activity in the first six months of the year, coupled with solid loan growth.

Total shareholders' equity decreased $1.7 million, or 5.1%, due primarily to the adoption of a stock buyback program during the first quarter. This resulted in the purchases of $1.5 million of treasury stock. Cash dividends declared of $791,000 also decreased equity. This amount was partially offset by year-to-date net income of $365,000. Contributing to capital was the dividend reinvestment program and the purchase of stock by the Company's 401(k) retirement plan. As a result of these programs, equity increased approximately $230,000 during the first half of 2000 from the reissuance of treasury shares.

The Company and its subsidiary met all regulatory capital requirements at June 30, 2000. The Company's ratio of total capital to risk-weighted assets was 15.52% at June 30, 2000, while Tier 1 risk-based capital ratio was 14.25%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least one-half of which must be Tier 1 capital. The Company's leverage ratio was 9.76% at June 30, 2000, which exceeds the regulatory minimum of 3% to 5%.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 2000, was $365,000, or $0.15 per share, compared to $2.0 million, or $0.77 per share earned during the same period last year, a decrease of $1.7 million or 82.0%. The primary factor contributing to the six month decrease was an increase in the provision for loan losses and in other expenses, which were partially offset by an increase in net interest income. For the three months ended June 30, 2000, the Company incurred a net loss of $609,000, or $0.22 per share, compared to net income of $1.1 million or $0.42 per share in the same period of 1999. This loss was due to the increased provision for loan losses as discussed below.

See notes to the consolidated financial statements.

CSB BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Net interest income was $6.3 million for the first six months of 2000, a $467,000, or 8.0% increase over the same period last year. Interest and fees on loans increased $935,000, or 10.7%, during the first six months, primarily as a result of a $15.6 million increase in average loans as compared to the prior year. Interest income from securities increased $200,000 or 7.9%. These increases more than offset the $277,000, or 4.8%, increase in interest expense from the first six months of 2000, as compared to the same period in 1999. This increase was due to a $5.6 million increase in average total deposits and other borrowings and a slight increase in the cost of funds. Also, other interest income decreased $390,000, or 96.5%, as overnight funds were invested in loans and securities.

Net interest income for the quarter ended June 30, 2000, was $3.2 million, an increase of $288,000, or 9.8%, over the same period last year. Interest and fees on loans increased $722,000, or 16.9%, while other interest income decreased $241,000 for reasons noted above.

Interest expense increased $218,000, or 7.5%, for the three months ended June 30, 2000, compared to the three months ended June 30, 1999, for reasons noted above.

During the second quarter of 2000, the Company's provision for loan losses totaled $2.7 million, an increase from $150,000 in the second quarter of 1999. The loan loss provision totaled $2.9 million for the six months ended June 30, 2000, up from $798,000 for the corresponding period in the previous year. This was a result of several factors, including continued growth in the Company's commercial lending, which represents a higher risk of loss than traditional one-to-four family mortgage lending; the rising interest rate environment, which has impacted the ability of some businesses to meet their scheduled loan payments in accordance with original loan terms; the current regulatory environment; and information obtained in the second quarter 2000 about specific borrower situations, which led to charge-offs and additional reserve requirements. Net charge-offs totaled $1.1 million for the first six months of 2000, compared to $433,000 for the same period in 1999.

Other income for the six months ended June 30, 2000, decreased approximately $145,000 as compared to the prior year, primarily as a result of a $284,000 decrease in gain on the sale of loans from the 1999 period. In the first quarter of 1999, $13.0 million of fixed rate mortgage loans were sold, resulting in a gain of $303,000. These loans had previously been identified as held for sale. Trust and financial services income increased $71,000, or 49.6%, due to increased activity in the department. Other income for the three months ended June 30, 2000, was $517,600, an increase of $63,000 or 13.9% over the same period in 1999. This increase was primarily due to the increases in service charge income and Trust and Financial Services revenues.

Other expenses increased $861,000, or 24.3%, for the six months ended June 30, 2000, compared to the same period in 1999. Salaries and employee benefits increased by $409,000 or 22.7%, due to normal merit increases and additional staffing in the lending department. Occupancy expense increased by $102,000, or 59.4%, due to the new Operations Center, which opened in the third quarter of 1999. Other expense for the three months ended June 30, 2000, amounted to $2.3 million, or increase of 26.8% for the same reasons as noted above.

See notes to the consolidated financial statements.

CSB BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 ISSUE

The Company experienced no disruption to its operations because of the Year 2000. Management will continue to monitor activity over the course of the year for possible effects on its operations and customers. Certain critical dates, as identified by the Company and regulators, fall in 2000. While these dates have been tested, the Company will review operations during these periods. Some of these dates fell in the first half of the year and no disruption of operations or systems occurred.

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2000 from that presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June 30, 2000

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

There are no matters required to be reported under this item.

Item 2 - Changes in Securities:

There are no matters required to be reported under this item.

Item 3 - Defaults Upon Senior Securities:

There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:

On April 12, 2000, the Company held the Annual Meeting of Shareholders at which shareholders voted upon the election of three (3) directors for Class I Nominees for three-year terms expiring in 2003. The results of the voting on these matters were as follows:

Nominee	Votes for	Withheld
Daniel J. Miller	2,081,016	142,171
Samuel P. Riggle, Jr.	2,073,665	149,523
David C. Sprang	2,072,683	150,505

The following are directors who were not up for election at the meeting and whose terms of office as directors continued after the meeting:

Douglas D. Akins

David W. Kaufman

J. Thomas Lang

H. Richard Maxwell

Samuel M. Steimel

F. Joanne Vincent

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

CSB BANCORP, INC.

(Registrant)

Date: August 10, 2000 /s/ Douglas D. Akins

Douglas D. Akins

President

Chief Executive Officer

Date: August 10, 2000 /s/ A. Lee Miller

A. Lee Miller

Senior Vice President

Chief Financial Officer

CSB BANCORP, INC.

Index to Exhibits

Exhibit Number	Description of Document	Sequential Page
11	Statement Regarding Computation of Per Share Earnings	19
27	Financial Data Schedule	20

CSB BANCORP, INC.

EXHIBIT 11

STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999
Net income	$(609,267)	$1,110,743	$364,804	$2,029,281
Average basic shares outstanding	2,618,998	2,652,314	2,651,637	2,650,473
Add: Effect of stock options	--	950	848	961
Average diluted shares outstanding	2,618,998	2,653,264	2,652,485	2,651,434
Basic and diluted earnings per common share	$ (0.22)	$ 0.42	$ 0.15	$ 0.77