Form 10-Q
period 2000-09-30
CSB BANCORP INC /OH
filed 2000-11-14
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2000

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

___X___ Yes ______ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $6.25 par value Outstanding at October 26, 2000:

2,623,141 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2000

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

ABOUT MARKET RISK

Part II - Other Information

Other Information

Signatures

CSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2000	December 31, 1999
Cash and noninterest-bearing deposits with banks	$11,834,667	$10,525,878
Interest-bearing deposits with banks	179,112	257,199
Federal funds sold	---	2,484,000
Total cash and cash equivalents	12,013,779	13,267,077
Securities available for sale, at fair value	26,800,795	30,544,038
Securities held to maturity (Fair values of$70,801,217 in 2000 and $73,631,014 in 1999)	70,976,599	74,843,191
Loans, net	208,538,791	194,861,507
Premises and equipment, net	9,097,322	8,941,975
Accrued interest receivable and other assets	5,179,448	4,088,680
Total assets	$332,606,734	$326,546,468

LIABILITIES
Deposits
Noninterest-bearing	$27,987,296	$29,047,575
Interest-bearing	237,521,073	240,891,867
Total deposits	265,508,369	269,939,442
Securities sold under repurchase agreements	13,094,624	12,835,554
Federal funds purchased	12,100,000	---
Federal Home Loan Bank borrowings	8,653,536	9,709,831
Accrued interest payable and other liabilities	1,212,412	859,963
Total liabilities	300,568,941	293,344,790

SHAREHOLDERS' EQUITY
Common stock, $6.25 par value: 9,000,000 shares authorized; 2000 - 2,667,787 shares issued; 1999 - 2,667,791 shares issued	16,673,667	16,673,693
Additional paid-in capital	6,422,298	6,387,800
Retained earnings	10,600,121	10,702,853
Treasury stock at cost: 2000 - 44,644 shares; 1999 - 8,806 shares	(1,376,791)	(173,802)
Accumulated other comprehensive income (loss)	(281,502)	(388,866)
Total shareholders' equity	32,037,793	33,201,678
Total liabilities and shareholders' equity	$332,606,734	$326,546,468

See accompanying notes to consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30, 2000 1999		Nine Months Ended September 30, 2000 1999
Interest income
Loans, including fees	$5,248,882	$4,394,227	$14,887,350	$13,097,901
Taxable securities	694,041	821,609	2,206,671	2,266,678
Nontaxable securities	614,437	597,728	1,841,170	1,691,793
Other	5,588	155,361	19,643	559,897
Total interest income	6,562,948	5,968,925	18,954,834	17,616,269

Interest expense
Deposits	2,871,512	2,719,659	8,303,364	8,204,672
Other	482,353	196,786	1,162,523	546,395
Total interest expense	3,353,865	2,916,445	9,465,887	8,751,067

Net interest income	3,209,083	3,052,480	9,488,947	8,865,202
Provision for loan losses	616,453	151,248	3,535,550	948,807

Net interest income after provision for loan losses	2,592,630	2,901,232	5,953,397	7,916,395
Other income
Service charges on deposit accounts	197,278	202,744	607,114	582,991
Gain on sale of loans	3,809	703	23,573	304,035
Trust and financial services	86,884	66,386	302,394	210,431
Other income	191,548	190,646	527,334	489,311
Total other income	479,519	460,479	1,460,415	1,586,768

Other expense
Salaries and employee benefits	1,196,196	1,034,173	3,411,940	2,840,457
Occupancy expense	136,570	117,740	410,362	289,543
Equipment expense	106,630	91,413	323,651	279,362
State franchise tax	98,072	97,025	291,800	257,554
Other expense	707,448	601,276	2,209,157	1,815,268
Total other expense	2,244,916	1,941,627	6,646,910	5,482,184

Income before income taxes	827,233	1,420,084	766,902	4,020,979
Provision for (benefit from) income taxes	111,039	299,313	(314,096)	870,927
Net income	$716,194	$1,120,771	$1,080,998	$3,150,052

Basic and diluted earnings per common share	$ 0.27	$ 0.42	$ 0.41	$ 1.19

See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended September 30, 2000 1999		Nine Months Ended September 30, 2000 1999
Balance at beginning of period	$31,511,146	$32,227,739	$33,201,678	$30,860,099

Net income	716,194	1,120,771	1,080,998	3,150,052
Other comprehensive income, net of tax	148,624	19,912	107,364	(298,108)
Comprehensive income (loss)	864,818	1,140,683	1,188,362	2,851,944

Common stock issued under the dividend reinvestment program and 401(k) plan	---	62	---	292,601

Cash dividends ($.15 and $.45 per share in 2000; $.12 and $.36 per share in 1999)	(392,591)	(317,777)	(1,183,855)	(953,937)

Purchase of treasury shares	(54,431)	(118,262)	(1,507,082)	(118,262)

Treasury shares used for the dividend reinvestment program (reissued 5,549 and 12,685 treasury shares), net of fractional shares retired	108,851		338,690
Balance at end of period	$32,037,793	$32,932,445	$32,037,793	$32,932,445

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2000 1999
Net cash from operating activities	$4,102,616	$7,758,760

Cash flows from investing activities
Securities available for sale
Proceeds from maturities	4,000,000	11,000,000
Purchases	0	(14,021,120)
Securities held to maturity
Proceeds from maturities, calls and repayments	4,640,000	7,460,000
Purchases	(832,548)	(21,981,795)
Net change in loans	(17,161,781)	682,095
Premises and equipment expenditures, net	(521,040)	(3,518,548)
Net cash from investing activities	(9,875,369)	(20,379,368)

Cash flows from financing activities
Net change in deposits	(4,431,073)	(1,054,575)
Net change in securities sold under repurchase agreements	259,070	1,303,011
Net change in federal funds purchased	12,100,000	---
Principal reductions on FHLB borrowings	(1,056,295)	(1,193,164)
Shares purchased by the 401(k) plan	---	105,758
Cash dividends paid	(845,165)	(767,094)
Purchase of treasury stock	(1,507,082)	(118,262)
Net cash from financing activities	4,519,455	(1,724,326)

Net change in cash and cash equivalents	(1,253,298)	(14,344,934)

Beginning cash and cash equivalents	13,267,077	25,608,187

Ending cash and cash equivalents	$12,013,779	$11,263,253

Supplemental disclosures
Interest paid	$9,438,726	$8,779,315
Income taxes paid	305,000	982,000

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of CSB at September 30, 2000, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not contain all financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for CSB for the year ended December 31, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Basic earnings per share ("EPS") is based on net income divided by the weighted average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of additional common shares issuable under stock options. The weighted average number of shares outstanding for basic and diluted EPS computations were as follows:

	Three Months Ended September 30, 2000 1999		Nine Months Ended September 30, 2000 1999
Weighted average common shares outstanding (basic	2,618,085	2,653,755	2,630,694	2,651,579
Dilutive effect of assumed exercise of stock options	815	926	838	950
Weighted average common shares outstanding (diluted)	2,618,900	2,654,681	2,631,532	2,652,529

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - SECURITIES

The amortized cost and fair values of securities are as follows:

	September 30, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Debt securities
U.S. Treasury securities	$1,000,968	$ --	$ (968)	$1,000,000
Obligations of U.S. government corporations and agencies	22,933,845	1,059	(402,251)	22,532,653
Mortgage-related securities	1,000,000	--	(24,358)	975,642
Total debt securities available for sale	24,934,813	1,059	(427,577)	24,508,295
Other securities	2,292,500	--	--	2,292,500
Total securities available for sale	$27,227,313	$1,059	$(427,577)	$26,800,795
Held to maturity
U.S. Treasury securities	$101,732	$18,174	$ ---	$119,906
Obligations of U.S. government corporations and agencies	19,497,249	--	(403,348)	19,093,901
Obligations of states and political subdivisions	51,377,618	512,848	(303,056)	51,587,410
Total securities held to maturity	$70,976,599	$531,022	$(706,404)	$70,801,217

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - SECURITIES (Continued)

	December 31, 1999
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Debt securities
U.S. Treasury securities	$4,005,693	$3,420	$(90)	$4,009,023
Obligations of U.S. government corporations and agencies	23,939,139	1,112	(593,482)	23,346,769
Mortgage-related securities	1,000,000	--	(154)	999,846
Total debt securities	28,944,832	4,532	(593,726)	28,355,638
Other securities	2,188,400	--	--	2,188,400
Total securities available for sale	$31,133,232	$4,532	$(593,726)	$30,544,038
Held to maturity
U.S. Treasury securities	$3,104,636	$15,309	$ ---	$3,119,945
Obligations of U.S. government corporations and agencies	20,499,017	--	(569,065)	19,929,952
Obligations of states and political subdivisions	51,239,538	228,859	(887,280)	50,581,117
Total securities held to maturity	$74,843,191	$244,168	$(1,456,345)	$73,631,014

There were no sales of securities during the first nine months of 2000 or 1999.

The amortized cost and fair values of debt securities at September 30, 2000, by contractual maturity, are shown below.

	Available-for-sale securities		Held-to-maturity securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,001,915	$1,993,750	$2,060,636	$2,054,192
Due from one to five years	21,932,898	21,538,903	33,500,961	33,083,080
Due from five to ten years	--	--	30,039,307	30,249,726
Due after ten years	--	--	5,375,695	5,414,219
Due after ten years	1,000,000	975,642	--	--
	$24,934,813	$24,508,295	$70,976,599	$70,801,217

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following:

	September 30, 2000	December 31, 1999
Commercial	$94,335,292	$86,185,570
Commercial real estate	38,608,813	35,690,254
Residential real estate	55,450,767	31,511,348
Residential real estate loans held for sale	--	20,533,301
Installment and credit card	19,297,428	17,644,690
Construction	6,807,233	7,446,805
Subtotal	214,499,533	199,011,968
Allowance for loan losses	(5,256,557)	(3,418,797)
Net deferred loan fees	(704,185)	(731,664)
	$208,538,791	$194,861,507

During the first nine months of 2000, the Company received $1.8 million in proceeds from the sale of mortgage loans held for sale. A gain of $24,000 was recognized on these sales. Also, during the first nine months of 2000, the Company reclassified $20.5 million in residential real estate loans from held for sale to the long-term portfolio.

Activity in the allowance for loan losses for the nine months ended September 30, 2000 and 1999 is as follows:

	2000	1999
Beginning balance	$3,418,797	$2,887,721
Provision for loan losses	3,535,550	948,807
Charge-offs	(1,784,722)	(509,547)
Recoveries	86,932	29,252
Balance - September 30	$5,256,557	$3,356,233

Impaired loans at September 30, 2000 and December 31, 1999 were as follows:

	September 30, 2000	December 31, 1999
Loans with no allowance for loan losses allocated	$1,079,243	$ 778,349
Loans with allowance for loan losses allocated	2,139,880	1,798,435
Amount of allowance allocated	1,051,888	378,659

Impaired loans for the nine months ended September 30, 2000 and 1999 were as follows:

	September 30, 2000	December 31, 1999
Average of impaired loans	$2,821,526	$2,423,928
Interest income recognized during impairment	228,286	122,778
Cash basis interest income recognized	126,279	108,661

Nonperforming loans, including certain impaired and smaller-balance homogeneous loans such as residential mortgage and consumer loans that are collectively evaluated for impairment, were $1.7 million and $1.8 million at September 30, 2000 and December 31, 1999. Nonperforming loans include nonaccrual loans and loans greater than 90 days past due and still accruing interest.

NOTE 4 - SUBSEQUENT EVENTS

The Company expects to enter into a written agreement with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions governing certain aspects of the Company's operations. The provisions of that agreement are currently being considered and discussed.

CSB BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at September 30, 2000, compared to December 31, 1999, and the consolidated results of operations for the quarterly and year-to-date periods ending September 30, 2000, compared to the same periods in 1999. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

Total assets were $332.6 million at September 30, 2000, compared to $326.5 million at December 31, 1999, representing an increase of $6.1 million or 1.9%. Total securities decreased approximately $7.6 million, or 7.2%, during the nine months. Proceeds from securitites maturities were used to fund loan growth. Net loans increased $13.7 million, or 7.0%, to $208.5 million. This increase was primarily a result of an $8.1 million, or 9.5%, increase in commercial loans, a $2.9 million, or 8.2% increase in commercial real estate loans, and a $3.4 million, or 6.5% increase in residential real estate loans. These increases were a result of loan demand in the local market area.

As a percentage of total loans, the allowance for loan losses was 2.45% at September 30, 2000, and 1.72% at December 31, 1999. As described in Note 1 to the financial statements, the allowance for loan losses is an estimate that encompasses known losses in the portfolio and management's judgment about the performance of individual credits. Changes in these factors impact the provision for loan losses. Additions to the allowance through the provision for loan losses for 2000 were $3.5 million for the nine months ended September 30, 2000 as compared to $949,000 for the same period in 1999, and charge-offs were $1.8 million and $510,000 for the same periods (see also Results of Operations). These accounted for the net increase in the allowance for loan losses. Loans past due more than 90 days and loans placed on nonaccrual status were approximately $1.8 million, or 0.83% of total loans at September 30, 2000, compared to $1.5 million, or 0.77% of loans at December 31, 1999. These credits are considered in management's analysis of the allowance for loan losses.

Premises and equipment increased $155,000, or 1.7%, during the first nine months of 2000. Other assets increased $1.1 million, or 26.7%, due primarily to the increase in the deferred tax asset resulting from the additional loan loss reserve.

At September 30, 2000, the ratio of net loans to deposits was 78.5%, compared to 72.2% at the end of 1999. The Company's local market area has experienced strong loan demand during 2000. Because of the competitive nature of the pricing for retail deposits, management has funded this loan growth through securities maturities and through the use of short-term funding in the form of federal funds purchased.

Total shareholders' equity decreased $1.2 million, or 3.5%, due primarily to the adoption of a stock buyback program during the first quarter and $1.2 million of cash dividends declared. The stock buyback program resulted in the purchases of $1.5 million of stock. The above decreases were partially offset by year-to-date net income of $1.1 million. The stock buyback program has been terminated.

The Company and its subsidiary met all regulatory capital requirements at September 30, 2000. The Company's ratio of total capital to risk-weighted assets was 15.66% at September 30, 2000, while Tier 1 risk-based capital ratio was 14.4%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least one-half of which must be Tier 1 capital. The Company's leverage ratio was 9.78% at September 30, 2000, which exceeds the regulatory minimum of 3% to 5%.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2000, was $1.1 million, or $0.41 per share, compared to $3.2 million, or $1.19 per share earned during the same period last year, a decrease of $2.1 million or 65.7%. The primary factor contributing to the decrease was an increase in the provision for loan loss and in other expenses, which were partially offset by an increase in net interest income. For the three months ended September 30, 2000, the Company's net income was $716,000, or $0.27 per share, compared to $1.1 million, or $0.42 per share in the same period of 1999.

During the third quarter of 2000, the Company's provision for loan losses totaled $616,000, an increase from $151,000 in the third quarter of 1999. The loan loss provision totaled $3.5 million for the nine months ended September 30, 2000, up from $949,000 for the corresponding period in the previous year. This was a result of several factors, one of which is continued growth in the Company's commercial lending, which represents a higher risk of loss than traditional one-to-four family mortgage lending. In addition, the rising interest rate environment has impacted the ability of some businesses to meet their scheduled loan payments in accordance with original loan terms. Lastly, information obtained in the second and third quarters of 2000 about specific borrower situations led to charge-offs and additional reserve requirements. Net charge-offs totaled $1.7 million for the first nine months of 2000, compared to $480,000 for the same period in 1999. The unallocated portion of the allowance at September 30, 2000 was $868,000, compared to $352,000 at December 31, 1999. This increase is due to factors noted above, including deteriorating financial condition of borrowers and economic conditions. Management believes the allowance for loan losses reflects the losses in the portfolio for September 30, 2000.

Net interest income was $9.5 million for the first nine months of 2000, a $624,000, or 7.0% increase over the same period last year. Interest and fees on loans increased $1.8 million, or 13.7%, primarily as a result of a $17.6 million increase in average loans as compared to the same period last year and the increase in yields on loans due to higher market rates. Interest income from securities increased $89,000 or 2.3%. These increases more than offset the $715,000, or 8.2%, increase in interest expense from the first three quarters of 2000, as compared to the same period in 1999. This increase was due to a $5.6 million increase in the average total of deposits and other borrowings and an increase in the cost of funds. Other interest income decreased $540,000, or 96.5%, as overnight funds were invested in loans.

Net interest income for the quarter ended September 30, 2000, was $3.2 million, an increase of $157,000, or 5.1%, over the same period last year. Interest and fees on loans increased $855,000, or 19.4%, while other interest income decreased $150,000 for reasons noted above. Interest expense increased $437,000, or 15.0%, for the three months ended September 30, 2000, compared to the three months ended September 30, 1999, for reasons noted above.

Other income for the first nine months of 2000 decreased approximately $126,000 as compared to the prior year, primarily as a result of a $280,000 decrease in gain on the sale of loans from the 1999 period. In the first quarter of 1999, $13.0 million of fixed rate mortgage loans were sold, resulting in a gain of $303,000. These loans had previously been identified as held for sale. Trust and financial services income increased $92,000, or 43.7%, due to increased activity in the department. Other income for the three months ended September 30, 2000, was $480,000, an increase of $19,000 or 4.1% over the same period in 1999. This increase was primarily due to the increase in Trust and Financial Services revenues.

Other expenses increased $1.2 million, or 21.2%, for the nine months ended September 30, 1999, compared to the same period in 1999. Salaries and employee benefits increased by $571,000 or 20.1%, due to additional staffing in the lending area and normal merit increases. Occupancy expense increased by $121,000, or 41.7%, due to the new Operations Center, which opened in the third quarter of 1999. Other expense for the three months ended September 30, 2000, amounted to $2.2 million, an increase of 15.6% for the same reasons as noted above.

The provision for income taxes was $111,000 for the three months ended September 30, 2000. For the first nine months of 2000, the net benefit from income taxes was $314,000 as compared to a provision of $871,000 for the same period in 1999. The differences between 2000 and 1999 were the result of lower net income before income taxes, combined with increased levels of non-taxable interest income.

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2000 from that presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Management performs a quarterly analysis of the Company's interest rate risk. All positions are currently within the Board-approved policy limits.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended September 30, 2000

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

Item 5 - Other Information:

There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

(a) Exhibits:

Exhibit Number	Description of Document	Sequential Page
11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on Page 4 hereof.)	18
27	Financial Data Schedule	19
(b)	Reports on Form 8-K: No reports on Form 8-K were filed during the quarter for which this report is filed.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

(Registrant)

Date: November 14, 2000 /s/_________________________

Douglas D. Akins

President

Chief Executive Officer

Date: November 14, 2000 /s/_________________________

A. Lee Miller

Senior Vice President

Chief Financial Officer

CSB BANCORP, INC.

EXHIBIT 11

STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

	Three Months Ended September 30, 2000 1999		Nine Months Ended September 30, 2000 1999
Net income	$716,194	$1,120,771	$1,080,998	$3,150,052
Average basic shares outstanding	2,618,085	2,653,755	2,630,694	2,651,579
Add: Effect of stock options	815	926	838	950
Average diluted shares outstanding	2,618,900	2,654,681	2,631,532	2,652,529
Basic and diluted earnings per common share	$ 0.27	$ 0.42	$ 0.41	$ 1.19