Form 10-K405
period 2000-12-31
CSB BANCORP INC /OH
filed 2001-04-13
CIK 880417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the transition period from ______________ to ________________

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 31, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $19.00 per share (such price being the average of the bid and asked prices on such date) was $45.5 million.

At March 31, 2001, there were outstanding 2,624,375 of the registrant's Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's 2000 Annual Report to Shareholders.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

CSB Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Ohio on June 28, 1991, at the direction of management of The Commercial and Savings Bank (the "Bank") for the purpose of becoming a bank holding company by acquiring all outstanding shares of the Bank. The Company acquired all such shares of the Bank following an interim bank merger, which transaction was consummated on January 31, 1992. The Bank is a commercial bank chartered under the laws of the State of Ohio and was organized in 1879. The Bank is the wholly owned subsidiary of the Company and its only significant asset.

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

Certain risks are involved in granting loans, primarily related to the borrowers' ability and willingness to repay the debt. Before the Bank extends a new loan to a customer, these risks are assessed through a review of the borrower's past and current credit history, collateral being used to secure the transaction in the event the customer does not repay the debt, borrower's character and other factors. Once the decision has been made to extend credit, the Bank's independent loan review function monitors these factors throughout the life of the loan. All credit relationships of $500,000 or more are reviewed quarterly. Relationships of $250,000 to $499,999 are reviewed semi-annually, and a sample of ten relationships of $100,000 to $249,999 is reviewed quarterly. In addition, any loan identified as a problem credit by management or during the loan review is assigned to the Bank's "loan watch list," and is subject to ongoing review by the loan review function to ensure appropriate action is taken when deterioration has occurred.

Commercial loans are variable as well as fixed rate and include operating lines of credit and term loans made to small businesses primarily based on their ability to repay the loan from the cash flow of the business. Such loans are typically secured by business assets such as equipment and inventory, and occasionally by the business owner's principal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to consumer lending, which includes single-family residence, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances, are generally dependent on the cash flow of the business, and thus may be subject to a greater extent to adverse conditions in the general economy or in a specific industry. Management reviews the borrower's cash flows when deciding whether to grant the credit to evaluate whether estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.

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

Residential real estate loans carry both fixed and variable rates and are secured by the borrower's residence. Such loans are made based on the borrower's ability to make repayment from employment and other income. Management assesses the borrower's ability to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 90% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Construction loans are secured by residential and business real estate that generally will be occupied by the borrower on completion. While not contractually required to do so, the Bank usually makes the permanent loan at the end of the construction phase. Construction loans also are made in amounts of 90% or less of the value of the collateral.

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

Employees

At December 31, 2000, the Bank employed 138 employees, 113 of which were employed on a full-time basis. The Company has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Management considers its employee relations to be good.

Competition

The Bank operates in a highly-competitive industry due, in part, to Ohio law permitting statewide branching by banks, savings and loan associations and credit unions. Ohio law also permits nationwide interstate banking on a reciprocal basis. In its primary market area of Holmes and surrounding counties, the Bank competes for new deposit dollars and loans with several other commercial banks, both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. The ability to generate earnings is impacted, in part, by competitive pricing on loans and deposits and by changes in the rates on various U.S. Treasury and State and political subdivision issues which comprise a significant portion of the Bank's investment portfolio, and which rates are used as indices on several loan products. The Bank believes its presence in the Holmes County area, as the financial institution with the largest local asset base, provides the Bank with a competitive advantage due to its large asset base and ability to make loans and provide services to the local community.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 ("Gramm-Leach") that permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company conducts business. See "Financial Modernization" for further discussion.

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

Financial Modernization

Pursuant to Gramm-Leach, a bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under regulatory prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act (CRA) by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

Gramm-Leach defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has CRA rating of satisfactory or better.

Written Agreement

The Company and the Bank entered into a Written Agreement with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions in November of 2000 that is described elsewhere in this Annual Report. While that Written Agreement does not specifically address whether the Company qualifies to be a financial holding company, Management believes that it is unlikely the Company would so qualify. While Management does not anticipate that the failure to qualify as a financial holding company will materially adversely affect the operations, properties, financial condition or prospects of the Company, no assurances can be given.

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of required disclosures in the Company's 2000 Annual Report to Shareholders (the "Annual Report").

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

A&B. Average Balance Sheet and Related Analysis of Net Interest Earnings: The information set forth under the heading "Average Balances, Rates and Yields" in Part II, Item 7 of this document, is incorporated herein by reference.

C. Interest Differential: The information set forth under the heading "Rate/Volume Analysis of Changes in Income and Expense" in Part II, Item 7 of this document, is incorporated herein by reference.

II. Securities Portfolio

A. The following is a schedule of the carrying value of securities at December 31, 2000, 1999 and 1998.

(In thousands of dollars)	2000	1999	1998
Securities available for sale (at fair value)
U.S. Treasury securities	$ 1,002	$ 4,009	$10,115
U.S. Government corporations and agencies	22,866	23,347	14,941
Mortgage-related securities	991	1,000	-
Other securities	2,331	2,188	2,059
	$27,190 ======	$30,544 ======	$27,115 ======
Securities held to maturity (at amortized cost)
U.S. Treasury securities	$ 102	$ 3,105	$10,125
U.S. Government corporations and agencies	18,496	20,499	9,501
Obligations of states and political subdivisions	50,762	51,239	42,627
	$69,360 ======	$74,843 ======	$62,253 ======

B. The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2000:

(In thousands of dollars)
	------------------------------------Maturing------------------------------------
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Treasury	$1,002	6.38%	$ --	--%	$ --	--%	$ --	--%
U.S. Government corporations and agencies	3,992	5.56	18,874	5.74	--	--	--	--
Mortgage-related	--	--	--	--	--	--	$991	6.21%
Total	$4,994 =====	5.72% =====	$18,874 =====	5.74% =====	- =====	- =====	$991 =====	6.21% =====
Held to maturity
U.S. Treasury	$ --	--%	$ --	--%	$ --	--%	$102	7.88%
U.S. Government corporations and agencies	2,000	5.47	16,496	5.75	--	--	--	--
Obligations of states and political subdivisions	1,423	8.62	16,702	7.05	31,939	7.61	698	7.67
Total	$3,423 =====	6.75% =====	$33,198 =====	6.40% =====	$31,939 =====	7.61% =====	$800 =====	7.75% =====

The weighted average yields are calculated using amortized cost of investments and are based on coupon rates for securities purchased at par value, and on effective interest rates considering amortization or accretion if securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations is presented on a taxable-equivalent basis based on the Company's marginal federal income tax rate of 34%. Other securities consist of Federal Reserve Bank and Federal Home Loan Bank stock bearing no stated maturity or yield and are not included in this analysis.

C. Excluding holdings of U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the Company's consolidated shareholders' equity at December 31, 2000.

III. Loan Portfolio

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:

(In thousands of dollars)	2000	1999	1998	1997	1996
Commercial	$85,458	$86,186	$86,971	$80,428	$72,917
Commercial real estate	39,122	35,690	33,137	30,408	22,991
Residential real estate	56,342	31,511	33,685	49,752	50,874
Residential real estate loans held for sale	-	20,533	23,636	-	-
Construction	7,543	7,447	3,155	3,508	3,249
Installment and credit card	18,033	17,645	16,992	16,393	15,110
Total loans	$206,498 =======	$199,012 ======	$197,576 =======	$180,489 =======	$165,141 =======

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding real estate mortgage and installment loans, as of December 31, 2000:

	-------------------------Maturing-----------------------------
(In thousands of dollars)	One Year or Less	One Through Five Years	After Five Years	Total
Commercial	$40,673	$15,516	$29,269	$ 85,458
Commercial real estate	2,495	2,156	34,471	39,122
Construction	199	4,045	3,299	7,543
Total	$43,367 ======	$21,717 ======	$67,039 ======	$132,123 ======

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and real estate construction loans due after one year from December 31, 2000.

(In thousands of dollars)	Fixed Rate	Variable Rate
Total commercial, commercial real estate and construction loans due after one year	$28,316 ======	$60,440 ======

C. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans.

	December 31
(In thousands of dollars)	2000	1999	1998	1997	1996
(a) Loans accounted for on a nonaccrual basis	$1,119	$ 529	$ 567	$ 494	$ 174
(b) Accruing loans that are contractually past due 90 days or more as to interest or principal payments	226	1,008	890	746	573
(c) Loans which are "troubled debt restructuring" as defined in Statement of Financial Accounting standards No. 15 (exclusive of loans in (a) or (b) above):	-0-	-0-	-0-	-0-	-0-
Totals	$1,345 =====	$1,537 =====	$1,457 =====	$1,240 =====	$747 ====

The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that collection of interest is doubtful, when commercial loans are past due as to principal and interest 90 days or more or when mortgage and consumer loans are past due as to principal and interest 120 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be well-secured and in process of collection. In such cases, loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due date. However, the Written Agreement requires substantially all loans greater than 90 days past due to be placed on non-accrual. When loans are placed on nonaccrual, any accrued interest is charged against interest income. Consumer loans are not placed on non-accrual but are charged off after 120 days past due.

(d) Impaired Loans - Information regarding impaired loans at December 31 is as follows:

(In thousands of dollars)	2000	1999	1998
Balance of impaired loans at December 31	$11,967	$2,544	$1,454
Less portion for which no allowance for loan loss is allocated	94	562	142
Portion of impaired loan balance for which an allowance for loan losses is allocated	11,873 =====	1,982 ====	1,312 =====
Portion of allowance for loan losses allocated to the impaired loan balance at December 31	$ 3,276 =====	$ 485 =====	$ 412 =====

Interest income recognized on impaired loans during the year represented $471,341 while $525,616 would have been recognized had the loans been performing under their contractual terms.

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

2. Potential Problem Loans - At December 31, 2000, no loans were identified that management has serious doubts about the borrowers' ability to comply with present loan repayment terms that are not included in item III.C.1 above. On a monthly basis, the Company internally classifies certain loans based on various factors. At December 31, 2000, these amounts, including impaired and nonperforming loans, amounted to $22.3 million of substandard loans and $4.9 million of doubtful loans.

3. Foreign Outstandings - There were no foreign outstandings during any period presented.

4. Loan Concentrations - As of December 31, 2000, there are no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A above.

D. Other Interest-Bearing Assets - As of December 31, 2000, there are no other interest-bearing assets required to be disclosed under Item III.C.1 or 2 if such assets were loans.

IV. Summary Of Loan Loss Experience

A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(In thousands of dollars)	2000	1999	1998	1997	1996
LOANS
Average loans outstanding during period	$208,193 =======	$191,112 ======	$187,198 =======	$168,823 ======	$157,274 =======
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$3,419	$2,888	$2,349	$2,121	$1,830
Loans charged off:
Commercial	(1,633)	(417)	(350)	(37)	(11)
Commercial real estate	(6)	(0)	(37)	(0)	(0)
Residential real estate	(18)	(4)	(76)	(0)	(0)
Installment and credit card	(590)	(184)	(105)	(187)	(125)
Total loans charged off	(2,247)	(605)	(568)	(224)	(136)
Recoveries of loans previously charged off:
Commercial	52	7	1	2	2
Commercial real estate	0	0	0	0	0
Residential real estate	0	1	15	9	0
Installment	94	28	40	41	25
Total loan recoveries	146	36	56	52	27
Net loans charged off	(2,101)	(569)	(512)	(172)	(109)
Provision charged to operating expense	6,142	1,100	1,051	400	400
Balance at end of period	$7,460 =====	$3,419 =====	$2,888 =====	$2,349 =====	$2,121 ======
Ratio of net charge-offs to average loans outstanding for period	1.01%	.30%	.27%	.10%	.07%

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

	-----Allocation of the Allowance for Loan Losses ----- (In thousands of dollars)
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	December 31, 2000		December 31, 1999		December 31, 1998		December 31, 1997		December 31, 1996
Commercial	$3,879	41.39%	$1,114	43.31%	$1,181	44.02%	$ 719	44.67%	$ 634	44.15%
Commercial real estate	2,486	18.95	863	17.93	748	16.77	465	16.92	425	13.92
Residential real estate	214	27.28	773	26.15	302	29.01	245	27.30	109	30.81
Construction	0	3.65	0	3.74	0	1.60	0	1.95	0	1.97
Installment and credit card	628	8.73	317	8.87	237	8.61	141	9.16	139	9.15
Unallocated	253		352		420		779		814
Total	$7,460 =====	100.00% ======	$3,419 =====	100.00% ======	$2,888 =====	100.00% ======	$2,349 =====	100.00% ======	$2,121 =====	100.00% ======

V. Deposits

A. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average Amounts Outstanding Year ended December 31			Average Rate Paid Year ended December 31
	2000	1999	1998	2000	1999	1998
(In thousands of dollars)
Noninterest-bearing demand	$29,379	$26,303	$23,813	N/A	N/A	N/A
Interest-bearing demand deposits	37,840	40,313	35,541	2.18%	2.01%	2.02%
Savings deposits	35,663	39,945	41,056	2.85	3.10	3.44
Time deposits	161,913	162,320	146,551	5.79	5.43	5.78
Total deposits	$264,795 ======	$268,881 ======	$246,961 =======

B. The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2000:

(In thousands of dollars)
Three months or less	$8,216
Over three through six months	4,579
Over six through twelve months	16,533
Over twelve months	11,935
Total	$41,263 ======

C. and D. There were no foreign deposits in any period presented.

VI. Return On Equity and Assets

	2000	1999	1998
Return on average assets	.10%	1.32%	1.43%
Return on average shareholders' equity	1.00	13.14	14.39
Dividend payout ratio	368.89	43.51	37.45
Average shareholders' equity to average assets	9.85	10.08	9.93

VII. Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase generally mature within three months from the transaction date. Federal funds purchased generally have overnight terms. Information concerning short-term borrowings is summarized as follows:

December 31,	2000	1999	1998
Securities sold under agreements to repurchase and federal funds purchased at period-end	$15,584	$12,836	$9,771
Weighted average interest rate at period-end	4.89%	2.71%	3.66%
Maximum outstanding at any month-end during the year	15,584	13,874	10,137
Average amount outstanding	13,234	9,933	7,787
Weighted average rates during the year	4.46%	3.10%	3.54%

ITEM 2 - PROPERTIES

The Bank owns and operates its main office at Six West Jackson Street, Millersburg, Ohio 44654. The Bank also operates eight branches and one other property is owned as noted below:

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2000.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common shares of the Company are not traded on an established market. Shares are traded through broker/dealers under the symbol "CSBB.OB" and through private transactions. The table below represents the range of high and low prices paid for transactions known to the Company. Management does not have knowledge of prices paid on all transactions. Because of the lack of an established market, these prices may not reflect the prices at which stock would trade in an active market. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions. The chart specifies cash dividends paid by the Company to its shareholders during 2000 and 1999. No assurances can be given that dividends will be declared, or if declared, what the amount of any such dividends will be. Under the terms of a November 2000 agreement with its regulators, the Company must obtain regulatory approval before declaring any dividends. An application to declare dividends in the fourth quarter 2000 was not approved. Additional information concerning the payment of dividends is included in Note 11 of the consolidated financial statements.

Quarter Ended	High	Low	Dividends Declared
March 31, 2000	$35.00	$30.00	$398,847
June 30, 2000	33.00	30.00	392,417
September 30, 2000	34.00	18.50	392,591
December 31, 2000	23.00	15.00	-

March 31, 1999	55.00	47.00	317,916
June 30, 1999	55.00	40.00	318,243
September 30, 1999	45.00	33.50	318,236
December 31, 1999	36.00	30.75	901,674

As of December 31, 2000, CSB Bancorp, Inc. had approximately 1,100 shareholders and 2,624,378 outstanding shares of common stock.

TRANSFER AGENT

CSB Bancorp, Inc. acts as its own transfer agent for its common stock.

Shirley J. Roberts

CSB Bancorp, Inc.

6 West Jackson Street

Millersburg, Ohio 44654

Phone 330-674-9015 or 800-654-9015

ANNUAL AND OTHER REPORTS; SHAREHOLDER AND GENERAL INQUIRIES

CSB Bancorp, Inc. is required to file an annual report on Form 10-K annually with the Securities and Exchange Commission. Copies of the Form 10-K annual report and the Company's quarterly reports may be obtained without charge by contacting:

A. Lee Miller, Chief Financial Officer

CSB Bancorp, Inc.

6 West Jackson Street

Millersburg, Ohio 44654

Phone 330-674-9015 or 800-654-9015

The date of the annual meeting of shareholders has not yet been determined.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial information.

	2000	1999	1998	1997	1996
	(Dollars in thousands, except per share data)
Statements of earnings:
Total interest income	$25,497	$23,707	$23,404	$22,112	$19,480
Total interest expense	12,782	11,682	11,563	10,813	8,828
Net interest income	12,715	12,025	11,841	11,299	10,652
Provisions for loan losses	6,142	1,100	1,051	400	400
Net interest income after provision for loan losses	6,573	10,925	10,790	10,899	10,252
Total other income	2,019	2,063	1,616	1,447	1,228
Total other expenses	9,191	7,573	6,844	6,315	6,021
Income (loss) before federal income taxes	(599)	5,415	5,562	6,031	5,459
Provision for (benefit from) income taxes	(920)	1,149	1,331	1,624	1,600
Net income	$321 ====	$4,266 ====	$4,231 =====	$4,407 =====	$3,859 ====
Per share of common stock (1)
Basic and diluted earnings	$0.12	$1.61	$1.60	$1.69	$1.50
Dividends	0.45	.70	.60	.51	.42
Book value	12.02	12.49	11.65	10.35	9.05
Average basic common shares outstanding (1)	2,628,998	2,651,910	2,637,011	2,604,914	2,577,044
Average diluted common shares outstanding (1)	2,629,733	2,652,836	2,637,956	2,605,852	2,577,044
Year-end balances:
Loans, net (includes held for sale)	$198,358	$194,862	$193,824	$177,327	$163,020
Securities	96,550	105,387	89,368	86,428	52,384
Total assets	325,212	326,546	317,502	288,442	254,135
Deposits	268,583	269,939	265,747	241,203	213,340
Borrowings	24,048	22,545	19,882	18,978	16,480
Shareholders' equity	31,540	33,202	30,860	27,275	23,426
Average balances:
Loans, net	$203,790	$187,893	$184,746	$166,596	$155,298
Securities	100,216	99,993	82,406	77,318	50,129
Total assets	325,880	322,022	296,239	271,237	233,353
Deposits	264,795	268,881	246,961	227,192	199,609
Borrowings	28,108	19,357	18,440	17,312	10,632
Shareholders' equity	32,083	32,454	29,402	25,444	22,095

	Year ended December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands, except per share data)
Selected ratios:
Net yield on average interest-earning assets	4.11%	3.96%	4.20%	4.36%	4.79%
Return on average total assets	0.10	1.32	1.43	1.62	1.65
Return on average shareholders' equity	1.00	13.14	14.39	17.32	17.47
Average shareholders' equity as a percent of average total assets	9.85	10.08	9.93	9.38	9.47
Net loan charge-offs as a percent of average loans	1.01	.30	.27	.10	.07
Allowance for loan losses as a percent of loans at year-end	3.62	1.72	1.46	1.30	1.28
Shareholders' equity as a percent of total year-end assets	9.70	10.17	9.72	9.46	9.21

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

FORWARD-LOOKING STATEMENTS

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

REGULATORY MATTERS

As disclosed in Note 11 to the consolidated financial statements, the Company and Bank entered into a Written Agreement in November 2000 with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions which, among other things, requires the Company and Bank to complete a review of the Board of Directors and Management; make improvements in the lending function including, but not limited to, policies and procedures, documentation, and a plan for the reduction of adversely classified assets; and prepare new policies and procedures for internal audit, internal controls, asset/liability management, trust, and information technology. The Company and Bank cannot declare or pay dividends without prior written approval of the regulators.

Failure to comply with the Written Agreement could result in additional regulatory supervision and/or action. All filings required by the Written Agreement have been within the time frames set forth in the agreement.

RESULTS OF OPERATIONS

Net Income

Net income totaled $321,000 in the year 2000, a decrease of $3.9 million from 1999. Earnings per share were $0.12 and $1.61 for the years ended December 31, 2000 and 1999. Return on average assets was 0.10% in 2000, as compared to 1.32% in 1999, and return on average shareholders' equity was 1.00% in 2000, and 13.14% in 1999.

Net income for 1999 was $4.3 million or $1.61 per share, as compared to $4.2 million or $1.60 per share for 1998. This equated to a return on average assets of 1.32% in 1999 and 1.43% in 1998, while the return on average shareholders' equity for the same periods was 13.14% and 14.39%.

Net Interest Income

Net interest income is the largest component of the Company's net income, and consists of the difference between income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Volumes, interest rates and composition of interest-earning assets and interest-bearing liabilities affect net interest income.

Interest income for 2000 was $25.5 million, increasing $1.8 million from $23.7 million in 1999. Interest and fees on loans was $20.1 million, an increase of $2.4 million, or 13.6%, from the previous year, mostly attributable to the $17 million increase in the average balance of loans. The increased yield on loans of 39 basis points in 2000 also contributed to the improved interest income. Interest income on securities remained stable, decreasing by $38,000, or 0.7%, to $5.3 million as compared to the previous year of $5.4 million. Other interest income decreased $572,000 to $33,000 in 2000 compared to $605,000 in 1999, primarily as a result of a decrease in the average federal funds sold balance, from $12.2 million in 1999 to $522,000 in 2000, a decrease of 96%. These funds were used for the growth in the loan portfolio.

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

Interest expense for 2000 was $12.8 million, an increase of $1.1 million, or 9.4%. The Company's interest expense on deposits increased $351,000 in 2000, due primarily to the increase in deposit interest rates during 2000, as cost of deposits increased to 4.76% in 2000, compared to 4.48% in 1999. Interest expense on other borrowings increased $748,000 due to the increased use of federal funds purchased and the increase in the cost of these funds by 135 basis points in 2000.

The Company's interest expense on deposits increased $266,000 to $10.9 million in 1999, compared to $10.6 million in 1998 due primarily to the increased volume of deposits during 1999 compared to 1998. Deposit interest rates decreased during 1999 as overall cost of funds decreased to 4.46% in 1999, compared to 4.79% in 1998. Late in 1995, the Company began to originate fixed-rate mortgage loans through a matched funds program with the Federal Home Loan Bank of Cincinnati (FHLB). Advances with maturities similar to the loans establish a fixed interest rate spread of approximately 200 basis points for the estimated duration of the loans. In March 1999, the Company sold $12.1 million of these fixed-rate mortgage loans and management decided not to pay off the related advances. Instead, new loans were retained in the portfolio throughout the year.

Net interest income for 2000 was $12.7 million, increasing $690,000 from $12.0 million in 1999. This increase is due in part to the increase of $4.1 million in average interest-earning assets over average interest-bearing liabilities. As depicted in the rate-volume analysis, the change in net interest income is primarily attributable to shifts in volume of assets and liabilities. Net interest income for 1999 increased from $11.8 million to $12.0 million, an increase of $184,000. This increase was also a result of a $1.2 million increase in average interest-earning assets over average interest-bearing liabilities.

The following tables provide detailed analysis of changes in average balances, yields, and net interest income identifying that portion of the changes due to change in average volume versus that portion due to change in average rates.

AVERAGE BALANCES, RATES AND YIELDS
(Dollars in thousands)	2000			1999			1998
	Average Balance (1)	Interest	Rate(2)	Average Balance(1)	Interest	Rate(2)	Average Balance(1)	Interest	Rate(2)
Interest-earning assets
Federal funds sold	$522	$31	5.94%	$12,154	$604	4.97%	$9,568	$503	5.26%
Interest-earning deposits	45	2	4.44	31	1	3.23	2,567	146	5.69
Securities:
Taxable	48,929	2,895	5.92	52,202	3,079	5.90	44,280	2,744	6.20
Tax exempt	51,287	2,453	4.75	47,791	2,308	4.83	38,126	1,924	5.05
Loans(3)	208,192	20,115	9.66	191,112	17,715	9.27	187,198	18,087	9.66
Total interest-earning assets	308,975	25,496	8.24	303,290	23,707	7.82	281,739	23,404	8.31
Noninterest-earning assets
Cash and due from banks	10,163			10,319			8,794
Bank premises and equipment, net	8,955			7,559			4,410
Other assets	2,189			4,073			3,748
Allowance for loan losses	(4,402)			(3,219)			(2,452)
Total assets	$325,880 =======			$322,022 ======			$296,239 =======
Interest-bearing liabilities
Demand deposits	$37,840	$825	2.18%	$40,313	$811	2.01%	$35,541	$717	2.02%
Savings deposits	35,663	1,016	2.85	39,945	1,238	3.10	41,056	1,413	3.44
Time deposits	161,913	9,379	5.79	162,320	8,820	5.43	146,551	8,474	5.78
Other borrowed funds	28,108	1,561	5.55	19,357	813	4.20	18,440	959	5.20
Total interest-bearing liabilities	263,524	12,781	4.85	261,935	11,682	4.46	241,588	11,563	4.79
Noninterest-bearing liabilities and shareholders' equity
Demand deposits	29,379			26,303			23,813
Other liabilities	894			1,330			1,436
Shareholders' equity	32,083			32,454			29,402
Total liabilities and equity	$325,880 =======			$322,022 ======			$296,239 =======
Net interest income		$12,715 ======			$12,025 ======			$11,841 ======
Net interest margin			4.11% =====			3.96% =====			4.20% =====

(1) Average balances have been computed on an average daily basis.

(2) Average rates have been computed based on the amortized cost of the corresponding asset or liability.

(3) Average loan balances include nonaccruing loans.

RATE/VOLUME ANALYSIS OF CHANGES IN INCOME AND EXPENSE (1)

(Dollars in thousands)

	2000 v. 1999			1999 v. 1998
	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect
Interest Income
Federal funds sold	$(573)	$(672)	$99	$101	$130	$(29)
Interest-earning deposits	1	1	-	(145)	(101)	(44)
Securities:
Taxable	(184)	(194)	10	335	472	(137)
Tax exempt	145	167	(22)	384	470	(86)
Loans	2,400	1,629	771	(372)	373	(745)
Total interest income	1,789	931	858	303	1,344	(1,041)
Interest Expense
Demand deposits	14	(52)	66	94	96	(2)
Savings deposits	(222)	(127)	(95)	(175)	(37)	(138)
Time deposits	559	(22)	581	346	877	(531)
Other borrowed funds	748	437	311	(146)	46	(192)
Total interest expense	1,099	236	863	119	982	(863)
Net interest income	$690 ====	$695 ====	$(5) ===	$184 ====	$362 ====	$(178) ====

(1) Changes attributable to both volume and rate, which cannot be segregated, have been allocated based on the absolute value of the change due to volume and the change due to rate.

The following table reconciles net interest income as shown in the financial statements to taxable equivalent net interest income:

	2000	1999	1998
Net interest income	$12,715,383	$12,024,884	$11,841,048
Taxable equivalent adjustment (1)	1,263,935	1,024,820	839,814
Net interest income-fully taxable equivalent	$13,979,318 ========	$13,049,704 ========	$12,680,862 ========
Net interest yield	4.11%	3.96%	4.20%
Taxable equivalent adjustment (1)	.41	.34	.30
Net interest yield - taxable equivalent	4.52% ====	4.30% =====	4.50% =====

(1) Taxable equivalent adjustments have been computed assuming a 34% tax rate.

Provision for Loan Losses

During the year 2000, the Company recorded $6.1 million in provision for loan losses. This compares to $1.1 million in 1999 and 1998. See "Financial Condition - Allowance and Provision for Loan Losses" for a discussion of the circumstances surrounding the increased provision in 2000.

Other Income

Total other income decreased to $2.0 million in 2000 compared to $2.1 million in 1999, a decrease of $45,000 or 2.2%. This decrease was primarily due to a decrease in gain on sale of loans of $260,000, which was partially offset by an increase in trust services income of $157,000 or 51.9%.

Total other income increased to $2.1 million in 1999 compared to $1.6 million in 1998, an increase of 27.8%. This increase was primarily due to an increase in gain on sale of loans of $294,000, an increase in merchant fee income of $76,000, or 46.3%, and trust services income increase of $91,000 or 42.8%. These increases more than offset the decrease of $155,000, from the gain on sale of other real estate owned in 1998.

Other Expenses

Total other expenses increased $1.6 million, or 21.4%, during 2000. The largest component of noninterest expense is salaries and employee benefits, which increased $518,000 or 13.2% in 2000. The increases were from normal salary adjustments and the addition of staff members to service the Company's growing customer base. Professional fees increased to $621,000, an increase of $515,000. This increase was partially due to the increase in auditing, consulting and legal fees necessary to comply with the terms of the Written Agreement and other regulatory matters.

Income Taxes

The benefit from income taxes amounted to $920,000 in 2000, compared to provision expense of $1.1 million and $1.3 million in 1999 and 1998. The benefit in 2000 resulted from a net loss before taxes caused by the increased expenses noted above. The Company's effective tax rate was 21.2% in 1999 and 23.9% in 1998. The decrease in 1999 was due to the $9.7 million, or 25.3% increase in the average balance of tax exempt securities.

FINANCIAL CONDITION

Total assets of the Company were $325.2 million at December 31, 2000, compared to $326.5 million at December 31, 1999, representing a decrease of $1.3 million, or 0.4%. The increase in cash and net loans during 2000 was offset by declines in securities. Funding from deposits and FHLB advances declined, but was offset by increases in repurchase agreements. The net effect to both assets and liabilities resulted in little change to total assets and total liabilities. Changes in the consolidated balance sheets and factors that caused those changes are further discussed below.

Securities

Total securities decreased $8.8 million, or 8.4% from $105.4 million at year-end 1999 to $96.5 million at year-end 2000. During 2000, the Company reinvested proceeds of maturing and called securities into loans. The distribution of the securities portfolio at year-end 2000 consisted of U.S. Treasuries, U.S. government corporations and agencies, obligations of state and political subdivisions and other securities. The Company increased its holdings of FHLB stock to $2.1 million through stock dividends during 2000.

Since one of the primary functions of the securities portfolio is to provide a source of liquidity, it is structured such that maturities and cash flows satisfy the Company's liquidity needs and asset/liability management requirements. At December 31, 2000, 7.9% of the portfolio matures within one year.

Securities classified as held to maturity are carried at amortized cost, and include securities that Management has the positive intent and ability to hold to maturity. Securities classified as available for sale include those that may be sold before maturity for liquidity, asset/liability management or other reasons. The Company classifies all equity securities as available for sale.

Loans

Total loan principal of $206.5 million was recorded at year-end 2000, compared to $199.0 million at year-end 1999, representing an increase of $7.5 million or 3.8%. The loan portfolio at year-end 2000 and 1999, respectively, was comprised of approximately 60% and 61% commercial and commercial real estate loans. While the mix of loans within the loan portfolio remained relatively stable, the Company experienced a decrease of $728,000, or 0.8%, in commercial loans; an increase of $3.4 million, or 9.6%, in commercial real estate loans; and an increase of $4.3 million, or 8.3%, in residential real estate loans.

Agriculture production loans and loans secured by farmland totaled approximately $14.2 million at year-end 2000, and are included in the commercial, commercial real estate and residential real estate categories. Credit card loans, which are primarily unsecured, totaled $2.4 million, or 1.2%, of loans at year-end 2000. Demand for commercial business loans, as well as both commercial and residential real estate loans, was stable in 2000. Management believes the Company's local service areas will experience continued economic strength and a continued need for these types of lending products into 2001.

Allowance and Provision for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to cover loan losses that are currently anticipated based on past loss experience, general economic conditions, changes in mix and size of the loan portfolio, information about specific borrower situations, and other factors and estimates which are subject to change over time. Management periodically reviews selected large loans, delinquent and other problem loans, and selected other loans. Collectibility of these loans is evaluated by considering current financial position and performance of the borrower, estimated market value of the collateral, the Company's collateral position in relationship to other creditors, guarantees and other potential sources of repayment. Management forms judgments, which are subjective, as to the probability of loss and the amount of loss on these loans as well as other loans taken together. The Bank amended, in the fourth quarter of 2000, the Allowance for Loan and Lease Losses Policy. This policy includes, among other items, provisions for classified loans and a provision for the remainder of the portfolio and historical data, including past charge-offs.

The allowance for loan losses totaled $7.5 million or 3.62% of total loans at year-end 2000, up from $3.4 million or 1.72% of total loans at year-end 1999. Net charge-offs for 2000 totaled $2.1 million, compared to $569,000 in 1999 and $512,000 in 1998. As with all loans that have been charged-off, Management is continuing collection efforts, and future recoveries may occur.

The increased provision in 2000 was in response to several factors, one of which is continued volume in the Company's commercial lending, which represents a higher risk of loss than traditional one-to-four family mortgage lending. In addition, the rising interest rate environment in 2000 impacted the ability of some businesses to meet their scheduled loan payments in accordance with original loan terms. Lastly, information obtained in the second and fourth quarters of 2000 about specific borrower situations led to charge-offs and additional reserve requirements.

The Bank maintains an internal watch list, on which it places loans where management's analysis of the borrower's operating results and financial condition indicates that the borrower's cash flows are inadequate to meet its debt service requirements, and loans where there exists an increased risk that such a shortfall may occur. During May and June of 2000, as a result of the Bank's ongoing loan review system and assisted by the regulatory examination that was in process at the time, management increased the number of loans included in its internal watch list and provided loss allocations on certain of those loans based on updated financial information received from borrowers. As a result of these increases and additional factors discussed below, the quarterly loan loss provisions in 2000 totaled $281,000 in the first quarter, $2.7 million in the second quarter, $616,000 in the third quarter and $2.6 million in the fourth quarter.

The Bank has a commercial real estate construction loan totaling approximately $3.8 million. The Bank obtained a subsequent appraisal which indicated an estimated value significantly less than the amount certified in the original appraisal. Management assigned a specific allocation of the allowance for loan losses totaling $1.1 million to this loan during the fourth quarter of 2000.

Included in the loan portfolio at year-end 2000 is a group of approximately $4.4 million in consumer finance loans. These loans represent greater credit risk than the Bank's traditional consumer loans because most are unsecured. In recognition of declines in general economic conditions, management conducted a complete review of the entire portfolio, considering specific borrower situations and repayment ability, and determined that a reserve allocation of 10%, or $440,000, is an appropriate reflection of losses in this portfolio.

Nonperforming loans, which consist of loans past due 90 days or more and nonaccrual loans, were $1.3 million or 0.65% of loans at year-end 2000 compared to $1.5 million or 0.77%of loans at year-end 1999. However, impaired loans increased at year-end from $2.5 million in 1999 to $12.0 million in 2000. As noted above, this has been a contributing factor to the increased balance in the allowance for loan losses and the related provision. Management has assigned loss allocations to absorb the estimated losses on these impaired loans, and these allocations are included in the total allowance for loan losses balance.

Other Assets

Net premises and equipment increased by $308,000 to $9.2 million at year-end 2000 from $8.9 million at year-end 1999. The increase in 2000 was due primarily to the purchase of equipment relating to information technology which will be placed in service in 2001.

Other assets increased $1.1 million in 2000 mainly as a result of an increase in deferred tax assets. These assets represent the future estimated tax benefit of items occurring in the current period which are not currently deductible for tax purposes.

Deposits

The Company's deposits are obtained from individuals and businesses located in its market area. For deposits, the Company must compete with products offered by other financial institutions as well as other, higher-yielding investment options such as mutual funds. As a result of this competition, total deposits decreased 0.5% to $268.6 million at year-end 2000, compared to $269.9 million for 1999. Noninterest-bearing balances increased to $30.3 million at year-end 2000 compared to $29.0 million at year-end 1999. Interest-bearing deposits decreased $2.6 million or 1.1% at year-end 2000 compared to 1999. Demand deposits increased $526,000, while statement and passbook savings decreased $3.6 million. Certificates of deposit in excess of $100,000 decreased by $2.1 million while other certificates of deposit increased $2.5 million.

Other Funding Sources

The Company obtains additional funds through securities sold under repurchase agreements and advances from the Federal Home Loan Bank of Cincinnati (FHLB). These borrowings totaled approximately $24 million at year-end 2000. These funding sources provided a net increase in cash of $1.5 million from year-end 1999 to 2000, with the $2.7 million increase in repurchase agreements being partially offset by the repayments of funds borrowed from the FHLB. These repurchase agreements are uninsured, so the Company pledges securities against these customer funds. The Company pays a higher rate of interest on these funds than traditional deposit products and expects that demand for this product will continue at a reasonably stable level.

CAPITAL RESOURCES

Total shareholders' equity decreased from $33.2 million at year-end 1999 to $31.5 million in 2000. This decrease was primarily due to a stock repurchase program that resulted in the purchase of $1.5 million of treasury stock. This stock repurchase program has been terminated. Net income was $321,000, offset by dividends paid of $1.2 million. Because of the dividend reinvestment program, shareholders' equity increased $339,000 in 2000 and $398,000 in 1999 as a portion of dividends declared were reinvested by shareholders in common stock. The Company also established a plan whereby participants in the Company's 401(k) profit sharing plan may elect to purchase and hold shares of the Company's common stock in their accounts. This provided an additional increase to equity in 1999 of $110,000. In 2000, the plan purchased shares on the open market rather than from the Company.

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

Dividends paid by the Company's bank subsidiary are the primary source of funds available to the Company for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Company is subject to restrictions by regulatory authorities, which generally limit dividends to current and prior two years retained earnings, as defined by regulation. In addition, dividend payments may not reduce regulatory capital levels below the minimum regulatory guidelines discussed above. As described in Note 11, the Bank and the Company are restricted from paying dividends without prior written consent from their regulatory agencies.

LIQUIDITY

Liquidity refers to the Company's ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company's primary sources of liquidity are cash and cash equivalents, which totaled $15.9 million at December 31, 2000, an increase of $2.6 million from year-end 1999. Net income, securities available for sale, maturities/calls of securities held to maturity, and loan repayments also serve as sources of liquidity. Cash and cash equivalents, and securities maturing within one year represent 6.9% of total assets at year-end 2000, as compared to 7.0% in 1999. Other sources of liquidity the Company could use to help to ensure funds are available when needed include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet the needs of the Company.

As summarized in the consolidated statements of cash flows, the most significant investing activity for the Company in 2000 included the maturities and calls of securities totaling $10.3 million offset by $970,000 in purchases, and net loan originations of $9.6 million. The Company's financing activities included $2.7 million of increases in repurchase agreements which were offset by $2.6 million of reductions in deposit and repayments of FHLB advances.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company disclosed the estimated fair value of its financial instruments at year-end 2000 and 1999 in Note 14 to the consolidated financial statements. Fair value of the Company's financial instruments experienced modest changes in 2000. Estimated fair value of loans increased slightly to 100.8% of the carrying value in 2000, from 100.4% in 1999. The fair value of securities held to maturity increased to 101.4% of carrying value in 2000, from 98.4% in 1999. Estimated fair value of time deposits increased from 99.0% of carrying value in 1999 to 100.3% in 2000.

ACCOUNTING STANDARDS

A new standard, "Accounting for Derivative Instruments and Hedging Activities," requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The new standard does not allow hedging of a security that is classified as held to maturity. Upon adoption of the standard, companies are allowed to transfer securities from held to maturity to available for sale if they wish to be able to hedge the securities in the future. The standard is effective for the Company in 2001. The adoption of this standard on January 1, 2001 did not impact the Company's financial statements as no derivative instruments were held.

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

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

The Board of Directors of the Company, acting on the recommendation of the Audit Committee of the Board, determined to replace the Company's auditor, Crowe, Chizek and Company LLP ("Crowe, Chizek"), following the date of completion of the audit of financial statements and reports for the year ended December 31, 2000, which shall be effective March 31, 2001. The reports on the Company's financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion nor were they qualified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years (ended December 31, 1999 and 2000) and from December 31, 2000 to the date of this Current Report, there were no disagreements with Crowe, Chizek on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. The Company, on February 28, 2001, engaged Clifton Gunderson LLP as the principal accountant of the Company to audit the Company's financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES

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

Management monitors its gap position on a quarterly basis with the goal to increase its net interest income slightly in a rising interest rate environment in order to maintain earnings at an acceptable level when additional funding of the Company's loan loss reserve may be necessary. This has historically been accomplished through offering loan products that are either short-term in nature or which carry variable rates of interest. Interest rates of the majority of the Company's commercial loan portfolio vary based on the prime commercial lending rates published by The Wall Street Journal, while interest rates of the majority of its real estate loan portfolio vary depending on the six-month U.S. Treasury rates. Beginning in 1995, the Company granted a limited amount of fixed-rate real estate loans to reduce the impact of this positive interest-rate gap. The Company's securities portfolio is primarily fixed-rate and short-term in nature. The Company's investment in structured notes, securities with imbedded options and securities with prepayment risk, is not a material part of the securities portfolio. The Company holds no derivative financial instruments. As a result of its gap position of (.5%), the Company may be vulnerable to decreases in its net interest income and the net market value of its portfolio equity when market rates of interest decrease. The Company's interest income and the market values of its financial instruments is most affected by changes in short- and medium-term interest rates, such as the six month U.S. Treasury rates and prime commercial lending rates.

The Company monitors its interest rate risk through a sensitivity analysis, whereby it measures potential changes in its future earnings and the fair values of its financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of the Company's financial instruments using interest rates in effect at year-end 2000 and 1999. For the fair value estimates, the cash flows are then discounted to year-end to arrive at an estimated present value of the Company's financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest-income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. The Company applies these interest rate "shocks" to its financial instruments up and down 200 basis points in 100 basis point increments.

The following table presents an analysis of the estimated sensitivity of the Company's annual net interest income to sudden and sustained 100 basis-point changes in market interest rates at December 31, 2000 and 1999:

2000
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change
	(Dollars in Thousands)
+200	$13,527	$531	4.1%
+100	13,439	443	3.4
0	12,996	0	0.0
-100	12,504	(492)	(3.8)
-200	11,990	(1,006)	(7.7)

1999
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change
	(Dollars in Thousands)
+200	$11,883	$284	2.4%
+100	12,053	454	3.9
0	11,599	0	0.0
-100	11,104	(495)	(4.3)
-200	10,630	(969)	(8.4)

Management reviews its rate shock position with the Board on a periodic basis. The Company was within all Board-approved limits at year-end 2000 and 1999. Based on projections above, the Company anticipates that the recent changes in rates by the Federal Reserve will lead to a decline in net interest income.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See information contained in the consolidated financial statements and related notes and the report of independent auditors attached to this filing as Exhibit 13.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors of the Company, acting on the recommendation of the Audit Committee of the Board, determined to replace the Company's auditor, Crowe, Chizek and Company LLP ("Crowe, Chizek"), following the date of completion of the audit of financial statements and reports for the year ended December 31, 2000, which shall be effective March 31, 2001. The reports on the Company's financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion nor were they qualified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years (ended December 31, 1999 and 2000) and from December 31, 2000 to the date of this Current Report, there were no disagreements with Crowe, Chizek on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. The Company, on February 28, 2001, engaged Clifton Gunderson LLP as the principal accountant of the Company to audit the Company's financial statements.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRATION

The following table sets forth information concerning (i) incumbent directors of the Company; (ii) nominees for election at the Annual Meeting of Shareholders of the Company and (iii) the other named executive officers of the Company. Included in the table is information regarding each person's principal occupation or employment during the past five years.

NOMINEES, DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Principal Occupation	Positions Held with The Company (1)	Year First Elected or Appointed Director or Officer	Term to Expire
David W. Kaufman	51	Auctioneer, Realtor, Dave Kaufman Realty, Inc.	Director	1988	2001
John R. Waltman	59	Attorney, Critchfield, Critchfield & Johnston, Ltd.	Director Nominee	N/A	N/A
Samuel M. Steimel	43	Attorney, The Steimel Law Office	Director	1989	2001
Robert K. Baker	46	Owner and Controller, Bakerwell, Inc.	Director	2001	2002
J. Thomas Lang	57	Veterinarian, Dairy Farmer, Spring Hill Farm, Inc.	Director	1993	2002
F. Joanne Vincent	68	Retired Banker, Prairie Township Clerk	Director	1999	2002
Daniel J. Miller	61	Physician, East Holmes Family Care, Inc.	Director	1979	2003
Samuel P. Riggle, Jr.	63	Retired Executive, Holmes-Wayne Electric Cooperative, Inc.	Director	1982	2003
David C. Sprang	74	Retired Officer of the Company	Director	1991	2003
C. James Bess	63	Banker	Director, President & Chief Executive Officer (2)	2001	2003
Theodore G. Bangert	46	Banker	Senior VP and Chief Lending Officer of the Bank (3)	2000	N/A
Pamela S. Basinger	30	Banker	Treasurer (4)	1996	N/A
A. Lee Miller	42	Banker	Senior Vice President (5)	1997	N/A
Shirley Roberts	59	Banker	Senior Vice President & Secretary of the Bank	1991	N/A
Stanley E. Yoder	58	Banker	Senior Vice President of the Bank	1991	N/A

(1) Unless otherwise noted herein, each of the Nominees for Directors has been engaged in the occupation and employment described below for the past five years.

(2) Mr. Bess held the position of Vice President and Head of the Mortgage and Consumer Loan Department of Capital Bank, N.A. from 1995 to 1997 and President of PLB Associates, Inc. from 1997 to 2000, when he was elected President and Chief Executive Officer of the Company.

(3) Mr. Bangert held various lending positions, including Chief Lending Officer of Cortland Savings & Banking Co. from 1989 to 1999 and Executive Vice President of VBOC Investments, Inc. during 1999, when he was elected Senior Vice President and Chief Lending Officer of the Bank.

(4) Ms. Basinger held the position of Credit and Loan Review Officer of the Bank from February 1994 until October 1996, when she was elected Treasurer of the Company.

(5) Mr. Miller held the position of Senior Vice President of Wayne Savings and Loan of Wooster, Ohio until August 1997, when he was hired as Senior Vice President of The Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms received by it and by statements of officers and directors that they complied with all applicable filing requirements, the Company's officers, directors and greater than 10% beneficial owners have complied with all filing requirements applicable to them.

ITEM 11 - EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors consists entirely of outside directors, currently three in number. The Compensation Committee met two times in 2000. The Compensation Committee is responsible for developing and recommending The Company's executive compensation principles, policies and programs to the Board of Directors.

The Compensation Committee believes that in representing the Board of Directors, it must act in the best interest of the shareholders as it reviews and determines The Company's executive compensation principles, policies and programs. The Compensation Committee's essential goal is to create a balance by which The Company is able to attract and retain qualified management personnel, while at the same time providing for maximization of The Company's financial performance and safeguarding The Company's assets. In compensating The Company's executive officers, the Committee seeks to achieve the following goals:

1. motivate executive officers to strive for and achieve outstanding corporate performance which provides a direct benefit to shareholders;

2. attract highly-qualified key management personnel; and

3. reward superior performance in reaching corporate objectives with aggressive compensation levels and provide that a significant portion of compensation will be dependent on The Company's annual performance.

Base salaries for executive officers in 2000 were determined after review of an analysis of salaries paid for comparable positions and consideration of the competition for executive talent within The Company's industry. The Company's review included a survey by the Ohio Bankers Association of executive salaries. The Company's compensation philosophy is to target executive salaries close to the mean of the market rate paid for comparable positions by similarly sized bank holding companies.

Mr. Akins' 2000 base salary, shown in the "Salary" column of the Compensation Table below, was increased by 10% from his 1999 base salary. Mr. Akins' compensation was determined by the Committee and approved by the Board. We believe that his salary is within the range of industry standards for a financial institution of the Company's size. In addition, as of January 1, 1997, the Committee granted Mr. Akins an option to purchase 1,800 Common Shares at an exercise price of $9.05 per share (as adjusted for the 1998 stock split). The Committee granted the option as an additional incentive to Mr. Akins to work to maximize shareholder value. Mr. Akins exercised this stock option in 2000.

Mr. Bess' 2000 base salary, shown in the "Salary" column of the Compensation Table below, was determined by the Committee and approved by the Board. Mr. Bess' compensation was determined by the Committee and approved by the Board. Given the nature of Mr. Bess' experience and his responsibilities with the Company, we believe that his salary is within the range of industry standards for a financial institution of the Company's size. In addition, the Committee granted Mr. Bess an option to purchase 20,000 Common Shares at an exercise price of $15.00 per share, which option shall expire on March 1, 2006. The Committee granted the option as an additional incentive to Mr. Bess to work to maximize shareholder value.

Effective March 1, 2001, the Company's Board of Directors elected C. James Bess as President and Chief Executive Officer, as well as a Director, of the Company. In conjunction with Mr. Bess' election as President and Chief Executive Officer, the Company entered into an employment agreement with Mr. Bess which provides for a two year term, an agreed upon annual salary, benefits, nonstatutory stock option grant, and provisions concerning termination of employment upon sale or change in control of the Company.

Effective November 16, 2000, the Company entered into a separation, waiver and mutual release agreement with Douglas D. Akins which provides for the termination of employment of Mr. Akins and certain payments of salary and benefits to Mr. Akins pursuant to such termination.

THE COMPENSATION COMMITTEE

J. Thomas Lang

H. Richard Maxwell

David C. Sprang

EXECUTIVE COMPENSATION

The following table sets forth information concerning the persons who were the executive officers as set forth below during the fiscal year ended December 31, 2000.

Summary Compensation Table

				Long Term Compensation
Name and Principal Position	Year	Annual Compensation		Securities Underlying Options/SARs (#)	All Other Compensation ($)
		Salary ($)	Bonus ($)
C. James Bess President and Chief Executive Officer	2000	$20,280.00	$-0-	-0-	$-0-
Douglas D. Akins President and Chief Executive Officer	2000	$149,884.83	$-0-	-0-	$46,457.48 (1)
	1999	$148,000.00	$20,000.00	-0-	$15,500.00
	1998	$135,000.00	$20,000.00	-0-	$14,891.28
A. Lee Miller Senior VP and Chief Financial Officer	2000	$105,000.00	$15,250.00 (2)	-0-	$5,803.89 (3)
	1999	$86,000.00	$12,900.00	-0-	$4,956.17 (3)
	1998	$78,000.00	$11,700.00	-0-	$-0-

(1) Includes $12,538.48 paid to Mr. Akins in fiscal year 2000 under that certain Separation, Waiver and Mutual Release Agreement, $27,369.00 received pursuant to an exercise of stock options and $6,550.00 paid for acting as a director of the Bank.

(2) Includes $10,000 paid to Mr. Miller for serving as acting President and Chief Executive Officer during fiscal year 2000.

(3) These amounts were contributed to Mr. Miller's 401(k) account by the Bank.

PERFORMANCE GRAPH

The following graph compares the yearly stock change and the cumulative total shareholder return on the Company's Common Shares during the five year period ended December 31, 2000, with the cumulative total return on the NASDAQ Bank Stock Index and the Standard and Poor's 500 Stock Index. The comparison assumes $100 was invested on January 1, 1996, in the Company's Common Shares and in each of the indicated indices, and assumes reinvestment of dividends.

[INSERT GRAPH]

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is not aware of any person, group or entity owning more than five percent (5%) of the Company's outstanding Common Shares as of February 27, 2001.

The following table sets forth, as of February 27, 2001, (i) the Common Shares beneficially owned by each director, nominee for director and named executive officer of the Company or any person who has acted in such capacity since the beginning of the last fiscal year of the Company and (ii) the Common Shares beneficially owned by all executive officers and directors as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Common Shares Outstanding	Director
Robert K. Baker	1,189.9294 (2)	.005%	Yes
David W. Kaufman	5,170.5665 (3)	.032%	Yes
J. Thomas Lang	4,130.5665 (4)	.016%	Yes
H. Richard Maxwell	16,200.0000 (5)	.062%	Yes
Daniel J. Miller	35,841.6689 (6)	1.37%	Yes
Samuel P. Riggle, Jr.	16,121.9295 (7)	0.61%	Yes
David C. Sprang	108,800.0000 (8)	4.15%	Yes
Samuel M. Steimel	17,056.4165 (9)	0.65%	Yes
F. Joanne Vincent	155.8494 (10)	0.01%	Yes
C. James Bess	0.0000	0.00%	No
Theodore G. Bangert	200.0000 (11)	0.01%	No
Douglas D. Akins	4,009.3678	.015%	No
A. Lee Miller	1,420.8751 (12)	.005%	No
John R. Waltman	13,771.5290	.052%	No
Total of Directors and Executive Officers as a Group	230,037.0728	8.77%

(1) The Securities and Exchange Commission has defined "beneficial owner" of a security to include any person who has or shares voting power or investment power with respect to any such security or who has the right to acquire beneficial ownership of any such security within 60 days.

(2) Includes 449.3694 shares owned by Bonnie L. or Robert K. Baker in joint tenancy with right of survivorship and 740.5600 shares owned by Bakerwell, Inc., of which Mr. Baker is part owner.

(3) These shares are owned of record by The David W. Kaufman Trust.

(4) Includes 125.2516 shares owned by J. Thomas Lang, 4,193.2516 shares owned by Karen J. Lang, 224.2116 shares owned by Kendra S. Lang, 446.2419 shares owned by J. Thomas Lang IRA and 181.6098 shares owned by Karen J. Lang IRA.

(5) Includes 600 shares owned by H. Richard Maxwell, 13,040 shares owned by The H. Richard Maxwell Trust and 2,560 shares owned by The L. Jean Maxwell Trust.

(6) Includes 9,562.5714 shares owned by Daniel J. Miller, M.D., 9,562.5714 shares owned by Mary F. Miller and 16,716.5261 shares owned by The East Holmes Family Care Employees Pension Plan.

(7) Includes 200.9295 shares owned by Samuel P. Riggle, Jr., 15,721 shares owned by Margorie J. Riggle and 200 shares owned by Samuel P. Riggle, Jr. or Margorie J. Riggle in joint tenancy with right of survivorship.

(8) Includes 52,640 shares owned by The David C. Sprang Trust and 56,160 shares owned by The Rea Dot Sprang Trust.

(9) Includes 100 shares owned by Samuel M. Steimel, 15,912 shares owned by Ronda K. Steimel, 866.6827 shares owned by the Samuel M. Steimel IRA, 110.2712 shares owned by the Ronda P. Steimel IRA, 5.2305 shares owned by Samuel M. Steimel, custodian for Benjamin Steimel Ladrach, 5.2305 shares owned by Samuel M. Steimel, custodian for William Frederick Ladrach, 15.6721 shares owned by Ronda P. Steimel, custodian for Zaccary Allen Patterson, 15.6721 shares owned by Ronda P. Steimel, custodian for Cassandra Faye Patterson and 25.6574 shares owned by CATS, a partnership in which Mr. Steimel owns 25% interest.

(10) These shares are owned by Joanne Vincent or Billy Dean Vincent, in joint tenancy with right of survivorship.

(11) These shares are owned by the Ted Bangert IRA account.

(12) Includes 206.4428 shares owned by the A. Lee Miller IRA and 1,214.4323 shares owned by the Lee Miller 401(K) Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has engaged and intends to continue to engage in the lending of money through the Bank to various directors and officers of the Company. These loans to such persons were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or other unfavorable features.

In addition to those banking transactions conducted in the ordinary course, the following related transactions were conducted. Each of these transactions was made on terms similar to those that could have been negotiated with an unaffiliated third party.

The Company and the Bank retained the Steimel Law Office during fiscal year 2000 for legal services in connection with various matters arising in the ordinary course of the business of the Company and the Bank, as well as matters related to the conversion of the Bank to a holding company structure. Samuel M. Steimel is the owner of the Steimel Law Office. The Company and the Bank contemplate using the Steimel Law Office in the future on similar terms, as needed.

The Company and the Bank retained Critchfield, Critchfield & Johnston, Ltd. and Heartland Title Agency during fiscal year 2000 for legal services and real estate closing services in connection with various matters arising in the ordinary course of the business of the Company and the Bank. John R. Waltman is a member of both Critchfield, Critchfield & Johnston, Ltd. and Heartland Title Agency. The Company and the Bank contemplate using both Critchfield, Critchfield & Johnston, Ltd. and Heartland Title Agency in the future on similar terms, as needed.

PART IV

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description of Document
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant's 1994 Form 10-KSB)
3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant's 1998 Form 10-K)
3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant's Form 10-KSB)
4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant's Form 10-KSB)
10.1	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant's Form 10-KSB)
10.2	C. James Bess Employment Agreement
10.3	D. Akins Separation, Waiver and Mutual Release Agreement
10.4	Written Agreement between the Company, the Bank and Regulators (incorporated by reference to Registrant's Form 8-K dated November 30, 2000)
10.5	Agreement between the Bank and Sheshunoff Management Services, L.P.
11	Statement Regarding Computation of Per Share Earnings
13	Excerpts of CSB Bancorp, Inc. 1999 Annual Report to Shareholders
21	Subsidiary of CSB Bancorp, Inc.
23	Consent of Crowe, Chizek and Company LLP
24	Powers of Attorney

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

(1) Form 8-K dated November 20, 2000 containing an announcement of the resignation of Douglas D. Akins as president of the Company and the Bank.

(2) Form 8-K dated December 1, 2000 containing a Written Agreement between the Company, the Bank and regulators and a quarterly letter to shareholders dated November 30, 2000.

(3) Form 8-K dated December 29, 2000 containing an announcement that C. James Bess had been hired as Interim President and Chief Executive Officer of the Company and the Bank and that a request had been made to regulators to pay a dividend to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

By: /s/ C. JAMES BESS
C. James Bess, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 13, 2001.

Signatures	Title
C. JAMES BESS*	President and Chief Executive Officer (Principal Executive Officer)
/s/C. James Bess*

A. LEE MILLER*	Senior Vice President and Chief Financial Officer
/s/A. Lee Miller*

PAMELA S. BASINGER*	Financial Officer and Principal Accounting Officer
/s/Pamela S. Basinger*

H. RICHARD MAXWELL	Director
/s/H. Richard Maxwell*

DAVID W. KAUFMAN*	Director
/s/David W. Kaufman*

J. THOMAS LANG*	Director
/s/J. Thomas Lang*

ROBERT K. BAKER*	Director
/s/Robert K. Baker*

DANIEL J. MILLER*	Director
/s/Daniel J. Miller*

SAMUEL P. RIGGLE, JR.*	Director
/s/Samuel P. Riggle, Jr.*

SAMUEL M. STEIMEL*	Director
/s/Samuel M. Steimel*

F. JOANNE VINCENT*	Director
/s/F. Joanne Vincent*

*By: /s/ C. JAMES BESS C. James Bess as attorney-in-fact and on his own behalf as Principal Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document	Sequential Page
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant's 1994 Form 10-KSB)	N/A
3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant's 1998 Form 10-K).	N/A
3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant's Form 10-KSB).	N/A
4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant's Form 10-KSB).	N/A
10.1	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant's Form 10-KSB).	N/A
10.2	C. James Bess Employment Agreement	N/A
10.3	D. Akins Separation Waiver and Mutual Release Agreement	N/A
10.4	Written Agreement between the Company, the Bank and Regulators (incorporated by reference to Registrant's Form 8-K dated November 30, 2000)	N/A
10.5	Agreement between the Bank and Sheshunoff Management Services, L.P.	N/A
11	Statement Regarding Computation of Per Share Earnings	N/A
13	Excerpts of the CSB Bancorp, Inc. 2000 Annual Report to Shareholders	N/A
21	Subsidiary of CSB Bancorp, Inc.	N/A
23	Consent of Crowe, Chizek and Company LLP	N/A
24	Powers of Attorney	N/A