Form 10-Q
period 2001-03-31
CSB BANCORP INC /OH
filed 2001-05-15
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-21714

CSB Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1687530 (I.R.S. Employer Identification Number)

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

X    Yes            ____ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at April 30: 2,624,375 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2001

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

ABOUT MARKET RISK

Part II - Other Information

Other Information

Signatures

CSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2001	2000
ASSETS
Cash and noninterest-bearing deposits with banks	$ 15,203,282	$ 12,958,359
Interest-bearing deposits with banks	205,009	234,263
Federal funds sold	8,548,000	2,660,000
Total cash and cash equivalents	23,956,291	15,852,622
Securities available for sale, at fair value	17,477,457	27,189,712
Securities held to maturity (Fair values of $68,521,250 in 2001 and $70,328,759 in 2000)	66,525,839	69,360,098
Loans held for sale	5,925,019	0
Loans, net of allowance for loan losses of $5,769,229 in 2001 and $7,460,370 in 2000)	187,518,090	198,357,829
Premises and equipment, net	9,537,577	9,249,920
Accrued interest receivable and other assets	5,634,860	5,202,069
Total assets	$316,575,133 ==========	$325,212,250 ==========
LIABILITIES
Deposits
Noninterest-bearing	$ 26,797,838	$ 30,336,143
Interest-bearing	236,826,655	238,246,776
Total deposits	263,624,493	268,582,919
Securities sold under repurchase agreements	12,117,230	15,583,527
Federal Home Loan Bank borrowings	8,024,296	8,464,827
Accrued interest payable and other liabilities	849,594	1,041,043
Total liabilities	284,615,613	293,672,316
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value: 9,000,000 shares authorized; 2,667,786 shares issued in 2001 and 2000	16,673,667	16,673,667
Additional paid-in capital	6,413,915	6,413,915
Retained earnings	10,147,702	9,840,016
Treasury stock at cost: 43,411 in 2001 and 43,408 in 2000	(1,338,491)	(1,338,432)
Accumulated other comprehensive income (loss)	62,727	(49,232)
Total shareholders' equity	31,959,520	31,539,934
Total liabilities and shareholders' equity	$316,575,133 ==========	$325,212,250 ==========

See notes to the consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2001	2000
Interest Income
Loans, including fees	$4,784,891	$4,652,677
Taxable securities	614,321	780,087
Nontaxable securities	608,282	613,321
Other	23,169	11,737
Total interest income	6,030,663	6,057,822
Interest expense
Deposits	2,902,741	2,702,083
Other	258,092	291,033
Total interest expense	3,160,833	2,993,116
Net interest income	2,869,830	3,064,706
Provision for loan losses	298,196	230,713
Net interest income after provision for loan losses	2,571,634	2,833,993
Other income
Services charges on deposit accounts	179,449	186,866
Gain on sale of loans	24,330	14,438
Trust and financial services	98,009	119,262
Other income	172,040	142,730
Total other income	473,828	463,296
Other expenses
Salaries and employee benefits	1,284,520	1,067,398
Occupancy expense	144,464	137,876
Equipment expense	105,417	107,878
State franchise tax	75,150	96,722
Professional fees	414,816	53,074
Other expenses	824,245	658,290
Total other expenses	2,848,612	2,121,238
Income before income taxes	196,850	1,176,051
Provision (credit) for income taxes	(110,836)	201,980
Net income	$307,686 =======	$974,071 =======
Basic and diluted earnings earnings per common share	$ 0.12 =======	$ 0.37 =======

See notes to the consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended
	March 31,
	2001	2000
Balance at beginning of period	$31,539,934	$33,201,678
Net income	307,686	974,071
Other comprehensive income, net of tax	111,959	(89,168)
Comprehensive income	419,645	884,903
Cash dividends ($.15 per share in 2000)	0	(398,847)
Purchase of treasury shares (3 shares in 2001 and 28,705 shares in 2000)	(59)	(882,495)
Common stock used for the dividend reinvestment program and 401(k) plan (reissued 3,818 treasury shares), net of fractional shares retired	0	122,020
Balance at end of period	$31,959,520 =========	$32,927,259 =========

See notes to the consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2001	2000
Net cash from operating activities	$ (37,889)	$ 915,055
Cash flows from investing activities
Securities available for sale
Proceeds from maturities, calls and repayments	9,925,000	2,000,000
Purchases	0	0
Securities held to maturity
Proceeds from maturities, calls and repayments	2,815,000	2,250,000
Purchases	0	(445,063)
Net change in loans	4,679,831	(3,556,626)
Premises and equipment expenditures, net	(412,960)	(100,361)
Net cash from investing activities	17,006,871	147,950
Cash flows from financing activities
Net change in deposits	(4,958,426)	(6,221,214)
Net change in securities sold under repurchase agreements	(3,466,297)	(364,239)
Net change in federal funds purchased	0	2,658,000
Principal reductions on FHLB borrowings	(440,531)	(502,907)
Cash dividends paid	0	(276,827)
Purchase of treasury shares	(59)	(882,495)
Net cash from financing activities	(8,865,313)	(5,589,682)
Net change in cash and cash equivalents	8,103,669	(4,526,677)
Beginning cash and cash equivalents	15,852,622	13,267,077
Ending cash and cash equivalents	$23,956,291 =========	$8,740,400 ========
Supplemental disclosures
Interest paid	$3,165,416	$2,966,567
Income taxes paid	0	0

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

The consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 2001, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2000, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2001, are not necessarily indicative of the operating results for the full year or any future interim period.

NOTE 2 - ACCOUNTING STANDARD IMPLEMENTED

Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133) establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts and requires that an entity recognize all derivative assets or liabilities in the balance sheet and measure them at fair value. Statement 133 also provides an entity the opportunity at the date of initial adoption to transfer any held-to-maturity security into the available for sale category.

There was no impact on the consolidated financial statements of CSB as a result of adopting Statement 133 during the first quarter of 2001, as CSB does not hold any derivative instruments or conduct hedging activities.

CSB BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at March 31, 2001, compared to December 31, 2000, and the consolidated results of operations for the quarterly period ending March 31, 2001 compared to the same period in 2000. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

Total assets were $316.6 million at March 31, 2001, compared to $325.2 million at December 31, 2000, representing a decrease of $8.6 million or 2.7%. Total securities decreased approximately $12.5 million during the quarter. Since one of the primary functions of the securities portfolio is to provide a source of liquidity, it is structured such that security maturities and cash flows satisfy the Company's liquidity needs and asset-liability management requirements. At March 31, 2001, approximately 9% of the securities portfolio matures within one year. This amount would be in addition to federal funds sold and any callable securities which may be called.

CSB BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net loans decreased $4.9 million, or 2.5% from December 31, 2000, to $193.4 million at March 31, 2001. Commercial loans decreased $2.7 million, or 3.2%, from December 31, 2000, partially due to $737,000 being classified as held for sale. Commercial real estate loans decreased $1.2 million, or 3.1%. This decrease was primarily the result of $5.2 million of performing and non-performing commercial real estate loans being transferred to the held for sale category. This transfer more than offset commercial real estate construction loans which became permanent loans. Construction loans in total decreased $6.6 million, or 87.2%. Installment loans decreased $2.0 million, or 11.2%.

The allowance for loan losses amounted to $5.8 million, or 2.89% of total loans, at March 31, 2001, compared to $7.5 million, or 3.61% or total loans at December 31, 2000. The components of the change in the allowance for loan loss during the quarter ended March 31, 2001, included a provision of $298,000 and net loan charge-offs of $2.0 million. Such charge-offs included $1.6 million relating to commercial real estate loans in anticipation of selling the loans. Such amount closely approximated the specific loan loss allowance provided for such loans. Consequently, there was no impact on the provision for loan loss for the quarter as a result of the transaction. Those loans have subsequently been sold.

Loans past due more than 90 days and loans placed on nonaccrual status, were approximately $3.4 million, or 1.70% of total loans at March 31, 2001, compared to $1.3 million, or 0.65% of loans at December 31, 2000. These credits are considered in management's analysis of the allowance for loan losses.

Premises and equipment, net and depreciation increased $288,000, or 3.1%, during the first quarter of 2001, due primarily to the acquisition of technology equipment in the normal course of business, which more than offset depreciation.

At March 31, 2001, the ratio of net loans to deposits was 73.4%, compared to 73.9% at the end of 2000.

Total shareholders' equity increased $420,000, or 1.3%, primarily due to year-to-date net income of $308,000.

The Company and its subsidiary met all regulatory capital requirements at March 31, 2001.

RESULTS OF OPERATIONS

Net income for the quarter ending March 31, 2001, was $308,000, or $0.12 per share, as compared to $974,000, or $0.37 per share during the same period last year, a decrease of $666,000, or 68.4%. The primary factors contributing to this decrease was a decrease in net interest income of $195,000 due to the Federal Reserve actions in the first quarter of 2001, and $727,000 increase in operating expenses, primarily as a result of additional staffing and professional fees relating to the Written Agreement previously entered into with the Company's regulators.

CSB BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income for the quarter ended March 31, 2001 was $2.9 million, a decrease of $195,000, or 6.4%, over the same period last year. Interest and fees on loans increased $132,000, or 2.8%. Interest on securities decreased $171,000, or 12.3%, as short term interest rates fell and callable securities were called.

Interest expense increased $168,000 to $3.2 million for the quarter ended March 31, 2001, compared to $3.0 million for the quarter ended March 31, 2000. Interest expense on deposits increased $201,000, or 7.4%, from the same period as last year. This increase was caused by the higher certificate of deposit rates paid in the latter part of 2000, to reflect the 175 basis points increase in short term rates by the Federal Reserve during 2000.

The provision for loan losses was $298,000 during the first quarter of 2001, an increase of $67,000 over the first quarter of 2000.

Other income increased $11,000 primarily as a result of the increase in gain on sale of loans during the 2001 period, as compared to the same period last year.

Other expenses increased $727,000, or 34.3%, for the three months ended March 31, 2001, compared to the same period in 2000. Salaries and employee benefits increased $217,000, or 20.3%; occupancy expense increased $7,000, or 4.8%; professional fees increased $362,000 due to additional expenses relating to the Written Agreement; and other expenses increased $166,000 or 25.2%. The credit for income taxes was $111,000 during the first quarter of 2001, as compared to a provision of $202,000 for the first quarter of 2000. The tax credit was less than the expected tax provision (based on 34% of income before taxes) of $67,000 due to tax-exempt income from loans and securities.

CSB BANCORP, INC.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2001 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Management performs a quarterly analysis of the Company's interest rate risk. All positions are currently within the Board-approved policy limits.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended March 31, 2001

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings: There are no matters required to be reported under this item.
Item 2 -	Changes in Securities and Use of Proceeds: There are no matters required to be reported under this item.
Item 3 -	Defaults Upon Senior Securities: There are no matters required to be reported under this item.
Item 4 -	Submission of Matters to a Vote of Security Holders: There are no matters required to be reported under this item.
Item 5 -	Other Information: There are no matters required to be reported under this item.
Item 6 -	Exhibits and Reports on Form 8-K:

(a) Exhibits:

Exhibit Number	Description of Document
11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)

(b) Reports on Form 8-K:

1	Form 8-K dated January 5, 2001 containing a press release announcing that a request made to the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions that a shareholder dividend be paid was denied.
2	Form 8-K dated February 16, 2001 containing a quarterly report to shareholders that included financial statements for the period ended December 31, 2000.
3	Form 8-K dated March 2, 2001 containing a press release announcing that Robert K. Baker has been appointed to the Boards of the Company and its subsidiary and that C. James Bess has been hired as the permanent President and Chief Executive Officer of the Company and its subsidiary.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC. (Registrant)

Date: 5/14/01	/s/ C. JAMES BESS C. James Bess President Chief Executive Officer

Date: 5/14/01	/s/ A. LEE MILLER A. Lee Miller Senior Vice President Chief Financial Officer

CSB BANCORP, INC.

Index to Exhibits

Exhibit Number	Description of Document	Sequential Page
11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)	15