Form 10-Q
period 2001-06-30
CSB BANCORP INC /OH
filed 2001-08-14
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X__   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2001

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

___X___ Yes               _____ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at August 8:
2,624,372 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED June 30, 2001

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

ABOUT MARKET RISK

Part II - Other Information

Other Information

Signatures

CSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2001	December 31, 2001
ASSETS
Cash and noninterest-bearing deposits with banks	$11,934,573	$12,958,359
Interest-bearing deposits with banks	6,176	234,263
Federal funds sold	15,665,000	2,660,000
Total cash and cash equivalents	27,605,749	15,852,622

Securities available for sale, at fair value	28,393,008	27,189,712
Securities held to maturity (Fair values of
$62,310,529 in 2001 and $70,328,759 in 2000)	60,414,914	69,360,098
Total securities	88,807,922	96,549,810
Loans, net of allowance for loan losses of
$7,975,632 in 2001 and $7,460,370 in 2000)	179,145,821	198,357,829
Premises and equipment, net	9,439,149	9,249,920
Accrued interest receivable and other assets	6,121,961	5,202,069
Total assets	$311,120,602 =========	$325,212,250 ========

LIABILITIES
Deposits
Noninterest-bearing	$25,463,641	$30,336,143
Interest-bearing	234,527,173	238,246,776
Total deposits	259,990,814	268,582,919
Securities sold under repurchase agreements	11,835,084	15,583,527
Federal Home Loan Bank borrowings	7,673,733	8,464,827
Accrued interest payable and other liabilities	946,124	1,041,043
Total liabilities	280,445,755	293,672,316

SHAREHOLDERS' EQUITY
Common stock, $6.25 par value: 9,000,000 shares
authorized; 2,667,786 shares issued in 2001 and 2000	16,673,667	16,673,667
Additional paid-in capital	6,413,915	6,413,915
Retained earnings	8,790,190	9,840,016
Treasury stock at cost: 43,414 in 2001 and 43,408 in 2000	(1,338,538)	(1,338,432)
Accumulated other comprehensive income (loss)	135,613	(49,232)
Total shareholders' equity	30,674,847	31,539,934

Total liabilities and shareholders' equity	$311,120,602 ========	$325,212,250 ========

See accompanying notes to consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Interest income
Loans, including fees	$4,321,089	$4,985,791	$9,105,980	$9,638,468
Taxable securities	491,500	732,543	1,105,821	1,512,630
Nontaxable securities	604,306	613,412	1,212,588	1,226,733
Other	169,960	2,318	193,129	14,055
Total interest income	5,586,855	6,334,064	11,617,518	12,391,886

Interest expense
Deposits	2,806,783	2,729,769	5,709,524	5,431,852
Other	192,502	389,137	450,594	680,170
Total interest expense	2,999,285	3,118,906	6,160,118	6,112,022

Net interest income	2,587,570	3,215,158	5,457,400	6,279,864
Provision for loan losses	2,410,767	2,688,384	2,708,963	2,919,097

Net interest income after provision for loan losses	176,803	526,774	2,748,437	3,360,767

Other income
Service charges on deposit accounts	189,923	222,970	369,372	409,836
Gain on sale of loans	13,257	5,326	37,587	19,764
Trust and financial services	106,172	96,248	204,181	215,510
Other income	214,763	193,056	386,803	335,786
Total other income	524,115	517,600	997,943	980,896

Other expense
Salaries and employee benefits	1,342,365	1,148,346	2,626,885	2,215,744
Occupancy expense	179,085	135,916	323,549	273,792
Equipment expense	139,489	109,143	244,906	217,021
State franchise tax	83,921	97,006	159,071	193,728
Professional fees	332,566	60,388	747,382	113,462
Other expense	950,590	729,957	1,774,835	1,388,247
Total other expense	3,028,016	2,280,756	5,876,628	4,401,994

Income (loss) before income taxes	(2,327,098)	(1,236,382)	(2,130,248)	(60,331)
Provision (credit) for income taxes	(969,586)	(627,115)	(1,080,422)	(425,135)

Net income (loss)	$(1,357,512) =========	$(609,267) =======	$(1,049,826) =========	$364,804 ======
Basic and diluted earnings (loss) per common share	$(0.52) =====	$(0.22) =====	$(0.40) =====	$0.15 =====

See accompanying notes to consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Balance at beginning of period	$31,959,520	$32,927,259	$31,539,934	$33,201,678

Net income (loss)	(1,357,512)	(609,267)	(1,049,826)	364,804
Other comprehensive income, net of tax	72,886	47,908	184,845	(41,260)
Comprehensive income (loss)	(1,284,626)	(561,359)	(864,981)	323,544

Cash dividends ($.15 and $.30 per share in 2000)	---	(392,417)	---	(791,264)

Purchase of treasury shares (3 and 6 shares in
2001, and 18,395 and 47,100 shares in 2000)	(47)	(570,156)	(106)	(1,452,651)

Treasury shares used for the dividend
reinvestment program (reissued 3,318 and 7,136
treasury shares), net of fractional shares retired	---	107,819	---	229,839

Balance at end of period	$30,674,847 ========	$31,511,146 =========	$30,674,847 ========	$31,511,146 ========

See notes to the consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2001	2000

Net cash from operating activities	$599,300	$2,667,807

Cash flows from investing activities
Securities available for sale
Proceeds from maturities, calls and repayments	15,925,000	3,000,000
Purchases	(16,770,000)	---
Securities held to maturity
Proceeds from maturities, calls and repayments	8,915,000	3,450,000
Purchases	---	(445,063)
Net change in loans	17,297,971	(15,310,295)
Premises and equipment expenditures, net	(452,733)	(63,665)
Net cash from investing activities	24,285,575	(9,369,023)

Cash flows from financial activities
Net change in deposits	(8,592,105)	(10,333,681)
Net change in securities sold under repurchase agreements	(3,748,443)	1,794,470
Net change in federal funds purchased	---	14,550,000
Principal reductions on FHLB borrowings	(791,094)	(825,794)
Cash dividends paid	---	(561,425)
Purchase of treasury shares	(106)	(1,452,651)
Net cash from financing activities	(13,131,748)	3,170,919

Net change in cash and cash equivalents	11,753,127	(3,530,297)

Beginning cash and cash equivalents	15,852,622	13,267,077

Ending cash and cash equivalents	$27,605,749 ========	$9,736,780 ======

Supplemental disclosures
Interest paid	$5,768,140	$6,100,766
Income taxes paid	---	305,000

See notes to the consolidated financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of CSB Bancorp, Inc. and its wholly-owned subsidiary, The Commercial and Savings Bank (together referred to as the "Company" or "CSB"). All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company's financial position at June 30, 2001, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2000, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2001, are not necessarily indicative of the operating results for the full year or any future interim period.

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

CSB BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at June 30, 2001, compared to December 31, 2000, and the consolidated results of operations for the six month and quarterly periods ending June 30, 2001 compared to the same periods in 2000. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

Total assets were $311.1 million at June 30, 2001, compared to $325.2 million at December 31, 2000, representing a decrease of $14.1 million or 4.3%. Federal funds sold increased $13.0 million to $15.7 million at June 30, 2001. Total securities decreased approximately $7.7 million during the six month period ended June 30, 2001, including an $8.9 million decrease in the held-to-maturity category and a $1.2 million increase in the available for sale category. The Company manages its securities portfolio and federal funds sold position to meet liquidity needs and asset liability management requirements.

CSB BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net loans decreased $19.2 million, or 9.7% from December 31, 2000, to $179.1 million at June 30, 2001. Commercial loans decreased $4.4 million, or 5.1%, from December 31, 2000, partially due to $737,000 being sold during the six month period. Commercial real estate loans decreased $3.5 million, or 8.8%, as a result of $5.2 million of performing and non-performing commercial real estate loans being sold during the first six months of 2001. This sale more than offset commercial real estate construction loans which became permanent loans. Total construction loans decreased $6.4 million, or 84.7%. Installment loans decreased $3.0 million, or 16.5%. Overall, the decrease in loans is attributed to the sale of commercial real estate loans, the $2.7 million loan loss provision, and stricter underwriting standards.

The allowance for loan losses amounted to $8.0 million, or 4.26% of total loans, at June 30, 2001, compared to $7.5 million, or 3.61% of total loans at December 31, 2000. The components of the change in the allowance for loan losses during the six months ended June 30, 2001, included a provision of $2.7 million and net loan charge-offs of $2.2 million. Such charge-offs included $1.6 million relating to commercial real estate loans sold during the period.

Loans past due more than 90 days and loans placed on nonaccrual status, were approximately $4.4 million, or 2.4% of total loans at June 30, 2001, compared to $1.3 million, or 0.65% of total loans at December 31, 2000. These credits are considered in management's analysis of the allowance for loan losses.

Net premises and equipment increased $189,000, or 2.0%, during the first six months of 2001, due primarily to the acquisition of technology equipment in the normal course of business, which more than offset depreciation.

At June 30, 2001, the ratio of total loans to deposits was 72.0%, compared to 76.6% at the end of 2000.

Total shareholders' equity at June 30, 2001 decreased $865,000, or 2.7%, compared to December 31, 2000, primarily due to the six month net loss of $1.0 million.

The Company and its subsidiary exceeded all minimum regulatory capital requirements at June 30, 2001.

RESULTS OF OPERATIONS

The net loss for the six months ending June 30, 2001, was $1.0 million, or $0.40 per share, as compared to net income of $365,000, or $0.15 per share during the same period last year, a decrease of $1.4 million. The primary factors contributing to the net loss were (1) a provision for loan losses of $2.7 million, (2) a decrease in net interest income of $822,000 due to the Federal Reserve actions in the first six months of 2001 and reductions in the level of loans,

CSB BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

especially commercial loans, and (3) $1.5 million increase in operating expenses, primarily as a result of additional staffing and professional fees relating to the Written Agreement previously entered into with the Company's regulators. For the quarter ended June 30, 2001, the Company incurred a net loss of $1.4 million, or $0.52 per share, for the reasons previously noted.

Interest income for the six months ended June 30, 2001 was $11.6 million, a decrease of $774,000, or 6.2%, over the same period last year, including interest and fees on loans decreasing $532,000, or 5.5%. Interest on securities decreased $421,000, or 15.4%, as short term interest rates fell and certain callable securities were called. Other interest income increased $179,000 as the average federal fund sold position was higher during the current period. Interest income for the quarter ended June 30, 2001 was $5.6 million, a decrease of $747,000, or 11.8%, compared to the same period in 2000. This decrease was due to the reasons previously noted.

Interest expense increased $48,000 to $6.2 million for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. Interest expense on deposits increased $278,000, or 5.1%, from the same period as last year, while interest expense on other borrowings decreased by $230,000, or 33.8%. The increase in deposit interest expense was caused by the higher rates on certificates of deposit originated in the latter part of 2000, which reflect the 175 basis points increase in short term rates by the Federal Reserve during 2000. Interest expense for the quarter ended June 30, 2001 was $3.0 million, a decrease of $120,000, or 3.8%, from the same period in 2000.

The provision for loan losses was $2.7 million during the first six months of 2001, a decrease of $210,000 over the same period of 2000. This provision is determined based on management's calculation of the allowance for loan losses, which includes provisions for classified loans, and a provision for the remainder of the portfolio and historical data, including past charge-offs. The provision for loan losses for the three months ended June 30, 2001 was $2.4 million, compared to $2.7 million for the same quarter last year.

Other income increased $17,000, or 1.7%, during the six months ended June 30, 2001 as compared to the same period in 2000. Other expenses increased $1.5 million, or 33.5%, for the six months ended June 30, 2001, compared to the same period in 2000. Salaries and employee benefits increased $411,000, or 18.6%; occupancy expense increased $50,000, or 18.2%; professional fees increased $634,000 due to additional expenses relating to the Written Agreement; and other expenses increased $387,000 or 27.9%. The credit for income taxes was $1.1 million during the first six months of 2001, as compared to a credit of $425,000 for the first six months of 2000.

Other income for the quarter ended June 30, 2001 was $524,000, an increase of $7,000 compared to the same quarter in 2000. Other expenses for the three month period increased $747,000, or 32.7%, compared to last year's period. This increase was due to reasons previously noted.

CSB BANCORP, INC.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2001 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Management performs a quarterly analysis of the Company's interest rate risk. All positions are currently within the Board-approved policy limits.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June 30, 2001

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

1 Form 8-K dated April 5, 2001 announcing (i) the Board of Directors of the Company, acting on the recommendation of the Audit Committee of the Board, determined to replace the Company's auditor, Crowe, Chizek and Company LLP, following the date of completion of the audit of financial statement and reports for the year ended December 31, 2000; and (ii) the engagement of Clifton Gunderson LLP as the principal accountant of the Company.

2 Form 8-K-A (Amendment No. 1) dated April 30, 2001 clarifying the Form 8-K dated April 5, 2001 and containing a further letter from Crowe, Chizek and Company LLP stating their position with CSB Bancorp, Inc.

3 Form 8-K dated May 9, 2001 containing a press release announcing that on May 7, 2001, CSB Bancorp, Inc. and its subsidiary bank, The Commercial and Savings Bank of Millersburg, issued a letter to shareholders regarding the year 2000 annual report, first quarter of the year 2001 and pending Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: August 14, 2001	/s/ C. JAMES BESS
C. James Bess
President
Chief Executive Officer

Date: August 14, 2001	/s/ A. LEE MILLER
A. Lee Miller
Senior Vice President
Chief Financial Officer

CSB BANCORP, INC.

Index to Exhibits

Exhibit Number	Description of Document	Sequential Page

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)	15