Form 10-Q
period 2001-09-30
CSB BANCORP INC /OH
filed 2001-11-14
CIK 880417

CSB BANCORP, INC.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2001

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

Common stock, $6.25 par value Outstanding at October 30, 2001:

2,624,367 common shares

FORM 10-Q

QUARTER ENDED September 30, 2001

Table of Contents

Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Shareholders' Equity

Condensed Consolidated Statements of Cash Flows

Note to the Consolidated Financial Statements

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Part II - Other Information

Other Information

Signatures

CSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Cash and noninterest-bearing deposits with banks	$ 12,409,700	$ 12,958,359
Interest-bearing deposits with banks	25,666	234,263
Federal funds sold	26,180,000	2,660,000
Total cash and cash equivalents	38,615,366	15,852,622
Securities available for sale, at fair value	35,777,285	27,189,712
Securities held to maturity (Fair values of $61,647,705 in 2001 and $70,328,759 in 2000)	59,070,086	69,360,098
Total securities	94,847,371	96,549,810
Loans, net of allowance for loan losses of $4,633,226 in 2001 and $7,460,370 in 2000)	171,693,134	198,357,829
Premises and equipment, net	9,287,659	9,249,920
Accrued interest receivable and other assets	5,641,403	5,202,069

Total assets	$320,084,933 ==========	$325,212,250 ==========

LIABILITIES
Deposits
Noninterest-bearing	$ 29,533,213	$ 30,336,143
Interest-bearing	236,743,567	238,246,776
Total deposits	266,276,780	268,582,919
Securities sold under repurchase agreements	13,544,575	15,583,527
Federal Home Loan Bank borrowings	6,530,967	8,464,827
Accrued interest payable and other liabilities	972,955	1,041,043
Total liabilities	287,325,277	293,672,316

SHAREHOLDERS' EQUITY
Common stock, $6.25 par value: 9,000,000 shares authorized; 2,667,786 shares issued in 2001 and 2000	16,673,667	16,673,667
Additional paid-in capital	6,413,915	6,413,915
Retained earnings	10,644,242	9,840,016
Treasury stock at cost: 43,418 in 2001 and 43,408 in 2000	(1,338,594)	(1,338,432)
Accumulated other comprehensive income (loss)	366,426	(49,232)
Total shareholders' equity	32,759,656	31,539,934

Total liabilities and shareholders' equity	$320,084,933 ==========	$325,212,250 ==========

See accompanying note to consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Interest income
Loans, including fees	$ 3,920,336	$ 5,248,882	$13,026,316	$14,887,350
Taxable securities	561,035	694,041	1,666,857	2,206,671
Nontaxable securities	603,522	614,437	1,816,110	1,841,170
Other	213,287	5,588	406,416	19,643
Total interest income	5,298,180	6,562,948	16,915,699	18,954,834

Interest expense
Deposits	2,703,736	2,871,512	8,413,260	8,303,364
Other	163,297	482,353	613,891	1,162,523
Total interest expense	2,867,033	3,353,865	9,027,151	9,465,887

Net interest income	2,431,148	3,209,083	7,888,548	9,488,947
Provision for loan losses	(2,525,853)	616,453	183,110	3,535,550

Net interest income after provision for loan losses	4,957,001	2,592,630	7,705,438	5,953,397

Other income
Service charges on deposit accounts	182,523	197,278	551,895	607,114
Gain on sale of loans	24,996	3,809	62,583	23,573
Trust and financial services	96,583	86,884	300,764	303,394
Other income	195,725	191,548	582,528	527,334
Total other income	499,827	479,519	1,497,770	1,460,415

Other expense
Salaries and employee benefits	1,307,852	1,196,196	3,934,737	3,411,940
Occupancy expense	157,678	136,570	481,227	410,362
Equipment expense	140,241	106,630	385,147	323,651
State franchise tax	100,372	98,072	259,443	291,800
Professional fees	307,406	117,102	1,071,521	212,618
Other expense	905,755	590,346	2,663,857	1,996,539
Total other expense	2,919,304	2,244,916	8,795,932	6,646,910

Income before income taxes	2,537,524	827,233	407,276	766,902
Provision (credit) for income taxes	683,472	111,039	(396,950)	(314,096)

Net income	$1,854,052	$ 716,194	$ 804,226	$1,080,998

Basic earnings per share	$ 0.71	$ 0.27	$ 0.31	$ 0.41
Diluted earnings per share	$ 0.70	$ 0.27	$ 0.30	$ 0.41

See accompanying note to consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Balance at beginning of period	$30,674,847	$31,511,146	$31,539,934	$33,201,678
Net income	1,854,052	716,194	804,226	1,080,998
Other comprehensive income, net of tax	230,813	148,624	415,658	107,364
Comprehensive income	2,084,865	864,818	1,219,884	1,188,362
Cash dividends ($.15 and $.30 per share in 2000)	---	(392,591)	---	(1,183,855)
Purchase of treasury shares ( 4 and 10 shares in 2001, and 18,395 and 47,100 shares in 2000)	(56)	(54,431)	(162)	(1,507,082)
Treasury shares used for the dividend reinvestment program (reissued 3,318 and 7,136 treasury shares), net of fractional shares retired	---	108,851	---	338,690
Balance at end of period	$32,759,656 =========	$32,037,793 =========	$32,759,656 =========	$32,037,793 =========

See accompanying note to the consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2001	2000

Net cash from operating activities	$ 352,817	$ 4,102,616

Cash flows from investing activities
Securities available for sale
Proceeds from maturities, calls and repayments	19,925,000	4,000,000
Purchases	(27,770,000)	0
Securities held to maturity
Proceeds from maturities, calls and repayments	10,250,000	4,640,000
Purchases	0	(832,548)
Net change in loans	26,730,491	(17,161,781)
Premises and equipment expenditures, net	(446,451)	(521,040)
Net cash from investing activities	28,689,040	(9,875,369)

Cash flows from financing activities
Net change in deposits	(2,306,139)	(4,431,073)
Net change in securities sold under repurchase agreements	(2,038,952)	259,070
Net change in federal funds purchased	---	12,100,000
Principal reductions on FHLB borrowings	(1,933,860)	(1,056,295)
Cash dividends paid	---	(845,165)
Purchase of treasury shares	(162)	(1,507,082)
Net cash from financing activities	(6,279,113)	4,519,455

Net change in cash and cash equivalents	22,762,744	(1,253,298)

Beginning cash and cash equivalents	15,852,622	13,267,077

Ending cash and cash equivalents	$38,615,366 =========	$12,013,779 =========

Supplemental disclosures
Interest paid	$9,071,910	$9,438,726
Income taxes paid	0	305,000

See accompanying note to the consolidated financial statements.

CSB BANCORP, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of CSB Bancorp, Inc. and its wholly-owned subsidiary, The Commercial and Savings Bank (together referred to as the "Company" or "CSB"). All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2001, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2000, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the periods ended September 30, 2001, are not necessarily indicative of the operating results for the full year or any future interim period.

CSB BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at September 30, 2001, compared to December 31, 2000, and the consolidated results of operations for the nine month and quarterly periods ending September 30, 2001 compared to the same periods in 2000. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

Total assets were $320.1 million at September 30, 2001, compared to $325.2 million at December 31, 2000, representing a decrease of $5.1 million or 1.6%. Federal funds sold increased $23.5 million to $26.2 million at September 30, 2001. Total securities decreased $1.7 million during the nine month period ended September 30, 2001, including a $10.3 million decrease in the held-to-maturity category and a $8.6 million increase in the available for sale category. It is presently the Company's policy to classify all new securities purchases as available-for-sale. The Company manages its securities portfolio and federal funds sold position to meet liquidity needs and asset liability management requirements.

Net loans decreased $26.7 million, or 13.4% from December 31, 2000, to $171.7 million at September 30, 2001. Commercial loans decreased $12.0 million, or 14.1%, from December 31, 2000, partially due to $737,000 being sold during the nine month period. Commercial real estate loans decreased $5.3 million, or 13.7%, primarily as a result of $5.2 million of performing and non-performing commercial real estate loans being sold during the first nine months of 2001. This sale more than offset commercial real estate construction loans which became permanent loans. Total construction loans decreased $6.9 million, or 91.7%. Installment loans decreased $4.3 million, or 24.0%. Overall, the decrease in loans is attributed to the sale of commercial real estate loans and stricter underwriting standards.

The allowance for loan losses amounted to $4.6 million, or 2.63% of total loans, at September 30, 2001, compared to $7.5 million, or 3.61% of total loans at December 31, 2000. Management prepares an analysis of the loan portfolio and the corresponding allowance for loan and lease losses on a monthly basis. This analysis considers the mix of the portfolio, internal classification of loans, delinquencies, and other factors. During the quarter ended September 30, 2001, significant progress was made in certain large loan concentrations, which substantially reduced the amount of allowance required. This progress included the paydown, and in some cases, the payoff of loan concentrations. Problem loans, including loans past due more than 90 days and certain loans placed on nonaccrual status, were approximately $3.5 million, or 2.0% of total loans at September 30, 2001, compared to $1.3 million, or 0.65% of total loans at December 31, 2000. These credits are considered in management's analysis of the allowance for loan losses.

Net premises and equipment increased $38,000, or 0.4%, during the first nine months of 2001, due primarily to the acquisition of technology equipment in the normal course of business, which more than offset depreciation.

At September 30, 2001, the ratio of total loans to deposits was 66.2%, compared to 76.6% at the end of 2000.

Total shareholders' equity at September 30, 2001 increased $1.2 million, or 3.9%, compared to December 31, 2000, due to the nine month net income of $804,000, as well as the $416,000 change in the unrealized gain (loss), net of tax, on available-for-sale securities.

The Company and its subsidiary met all minimum regulatory capital requirements at September 30, 2001.

RESULTS OF OPERATIONS

Net income for the nine months ending September 30, 2001, was $804,000, or $0.31 per share, as compared to net income of $1.1 million, or $0.41 per share during the same period last year, a decrease of $277,000 or 25.6%. For the quarter ended September 30, 2001, the Company had net income of $1.9 million, or $0.71 per share, for the reasons previously discussed.

Interest income for the nine months ended September 30, 2001 was $16.9 million, a decrease of $2.0 million, or 10.8%, over the same period last year, including interest and fees on loans decreasing $1.9 million, or 12.5%. Interest on securities decreased $565,000, or 14.0%, as short term interest rates fell and certain callable securities were called. Other interest income increased $387,000 as the average federal fund sold position was higher during the current period. Interest income for the quarter ended September 30, 2001 was $5.3 million, a decrease of $1.3 million, or 19.3%, compared to the same period in 2000. This decrease was due to the reasons previously noted.

Interest expense decreased $439,000, or 4.6% to $9.0 million for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. Interest expense on deposits increased $110,000, or 1.3%, from the same period as last year, while interest expense on other borrowings decreased by $549,000, or 47.2%. The decrease in interest expense on other borrowings is due to the payoff of a $1.0 million FHLB advance and the reduction in other advances. Interest expense for the quarter ended September 30, 2001 was $2.9 million, a decrease of $487,000, or 14.5%, from the same period in 2000.

The provision for loan losses was $183,000 during the first nine months of 2001, a decrease of $3.4 million over the same period of 2000. The provision is determined based on management's calculation of the allowance for loan losses, which, as noted previously, includes provisions for classified loans, as well as provision for the remainder of the portfolio based on historical data, including past charge-offs. The provision for loan losses for the three months ended September 30, 2001 was $(2.5) million, compared to $616,000 for the same quarter last year. During the third quarter of 2001, significant progress was made in the resolution of non-performing loans. This resulted in a negative provision due to specific loan losses no longer being required.

Other income increased $37,000, or 2.6%, during the nine months ended September 30, 2001 as compared to the same period in 2000. Other expenses increased $2.1 million, or 32.3%, for the nine months ended September 30, 2001, compared to the same period in 2000. Salaries and employee benefits increased $523,000, or 15.3%; occupancy expense increased $71,000, or 17.3%; professional fees increased $859,000 primarily due to additional expenses relating to the Written Agreement; and other expenses increased $667,000 or 33.4%. The credit for income taxes was $397,000 during the first nine months of 2001, as compared to a credit of $314,000 for the first nine months of 2000.

Other income for the quarter ended September 30, 2001 was $500,000, an increase of $20,000 compared to the same quarter in 2000. Other expenses for the three month period increased $674,000, or 30.0%, compared to last year's period. This increase was due to reasons previously noted.

CSB BANCORP, INC.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2001 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Management performs a quarterly analysis of the Company's interest rate risk. All positions are currently within the Board-approved policy limits.

CSB BANCORP, INC.

FORM 10

Quarter ended September 30, 2001

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

Item 4 - Submission of Matters to a Vote of Security Holders:

Our 2001 annual meeting of shareholders was held on July 25, 2001. The only matter submitted to a vote of the security holders at the meeting was the election of three directors to our board of directors, each to continue in office until the year 2004. As permitted under Ohio law, cumulative voting was used by shareholders in the election of directors at the meeting. The cumulative voting results are set forth below. There were no abstentions or broker non-votes with respect to any candidate.

Nominee	For

Jeffrey A. Robb, Sr.	2,405,801.6754
Philip W. Smith, Jr.	1,042,539.1480
Samuel M. Steimel	1,556,512.0854
John R. Waltman	1,697,836.4744

The following individuals continued as directors of CSB following the annual meeting of shareholders.

C. James Bess

Ronald E. Holtman

J. Thomas Lang

Daniel J. Miller

Edward Steiner

F. Joanne Vincent

Robert K. Baker

Item 5 - Other Information:

There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

(a) Exhibits:

Exhibit Number	Description of Document

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)
(b)	Reports on Form 8-K:

1

2

3

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC. (Registrant)

Date: 11/13/2001	/s/ C. James Bess President Chief Executive Officer

Date: 11/13/2001	/s/ A. Lee Miller Senior Vice President Chief Financial Officer

CSB BANCORP, INC.

Index to Exhibits

Exhibit Number	Description of Document	Sequential Page

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)	15

CSB BANCORP, INC.

EXHIBIT 11

STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Basic Earnings per Share Net income	$1,854,052	$ 716,194	$ 804,226	$1,080,998
Weighted average common shares	2,624,370	2,635,136	2,624,373	2,635,136
Basic Earnings per share	$ 0.71 =======	$ 0.27 =======	$ 0.31 =======	$ 0.41 =======

Diluted Earnings per Share Net income	$1,854,052	$ 716,194	$ 804,226	$1,080,998
Weighted average common shares	2,624,370	2,635,136	6,624,373	2,635,136
Weighted average effect of assumed stock options	20,000	857	15,678	2,635,993
Total	2,644,370	2,635,993	2,640,051	2,635,993
Diluted Earnings per Share	$ 0.70 =======	$ 0.27 =======	$ 0.30 =======	$ 0.41 =======