Form 10-Q/A
period 2001-09-30
CSB BANCORP INC /OH
filed 2001-12-12
CIK 880417

CSB BANCORP, INC.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549


FORM 10-Q/A

(Amendment No. 1)


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
2,624,367 common shares

FORM 10-Q

QUARTER ENDED September 30, 2001

EXPLANATORY NOTE

This Form 10-Q/A is filed to amend the quarterly report on Form 10-Q filed on November 14, 2001. This Form 10-Q/A inserts in Item 6 the reports on Form 8-K that were filed by CSB Bancorp, Inc. during the quarter for which this report is filed and corrects certain numbers on the Statement Regarding Computation of Per Share Earnings set forth in Exhibit 11 of this report. The number of weighted average common shares for the nine months ended September 30, 2001 originally reported on the Form 10-Q was 6,624,373. The corrected number is 2,624,373. The weighted average effect of assumed stock options for the nine months ended September 30, 2000 originally reported was 2,635,993. The corrected number is 857.

This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q on November 14, 2001, or modify or update those disclosures in any way, except as required to reflect the effects of this amendment and restatement.

Table of Contents

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

Item 6 - Exhibits and Reports on Form 8-K:

(a) Exhibits:

Exhibit Number	Description of Document

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)
(b)	Reports on Form 8-K:

1. Form 8-K dated July 3, 2001 containing a press release announcing that Ronald Holtman, Phillip W. Smith, Jr., Eddie Lee Steiner and John R. Waltman have been appointed to the Board of Directors of the Company.

2. Form 8-K dated July 24, 2001 containing a press release announcing that, on July 23, 2001, the Company and its subsidiary bank, The Commercial and Savings Bank of Millersburg, issued a quarterly report to shareholders that included its financial statements for the period ended June 30, 2001.


CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

Date: 12/11/2001	/s/A. Lee Miller A. Lee Miller Senior Vice President Chief Financial Officer

CSB BANCORP, INC.

Index to Exhibits

Exhibit Number	Description of Document	Sequential Page

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)	15

CSB BANCORP, INC.

EXHIBIT 11

STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Basic Earnings per Share Net income	$1,854,052	$ 716,194	$ 804,226	$1,080,998
Weighted average common shares	2,624,370	2,635,136	2,624,373	2,635,136
Basic Earnings per share	$ 0.71 =======	$ 0.27 =======	$ 0.31 =======	$ 0.41 =======

Diluted Earnings per Share Net income	$1,854,052	$ 716,194	$ 804,226	$1,080,998
Weighted average common shares	2,624,370	2,635,136	2,624,373	2,635,136
Weighted average effect of assumed stock options	20,000	857	15,678	857
Total	2,644,370	2,635,993	2,640,051	2,635,993
Diluted Earnings per Share	$ 0.70 =======	$ 0.27 =======	$ 0.30 =======	$ 0.41 =======
