Form 10-K
period 2001-12-31
CSB BANCORP INC /OH
filed 2002-03-29
CIK 880417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

        1934

        For the fiscal year ended December 31, 2001

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

(Registrant’s telephone number)

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

Yes  [X]     No  [  ]

Indicate by check mark if disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 20, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $19.63 per share (such price being the average of the bid and asked prices on such date) was         $49.2 million.

At March 20, 2002, there were outstanding 2,628,705 of the registrant’s Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

(1)

Portions of Registrant’s 2001 Annual Report to Shareholders.

(2)

Portions of Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

CSB Bancorp, Inc. (the “Company” or the "Registrant") was incorporated under the laws of the State of Ohio on June 28, 1991, at the direction of management of The Commercial and Savings Bank (the “Bank”) for the purpose of becoming a bank holding company by acquiring all outstanding shares of the Bank.  The Company acquired all such shares of the Bank following an interim bank merger, which transaction was consummated on January 31, 1992.  The Bank is a commercial bank chartered under the laws of the State of Ohio and was organized in 1879.  The Bank is the wholly owned subsidiary of the Company and its only significant asset.

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

The Company, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Holmes County and portions of surrounding counties in Ohio.  The general economic conditions in the Company’s market area have been sound.  Unemployment statistics have generally been among the lowest in the state of Ohio and real estate values have been stable to rising.

Certain risks are involved in granting loans, primarily related to the borrowers’ ability and willingness to repay the debt.  Before the Bank extends a new loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, collateral being used to secure the transaction in the event the customer does not repay the debt, borrower’s character and other factors.  Once the decision has been made to extend credit, the Bank’s independent loan review function monitors these factors throughout the life of the loan.  For all commercial loan relationships greater than $100,000, the Bank’s internal credit department performs an annual risk rating review.  In addition to this review, an independent outside loan review firm is engaged to review all watch list and adversely classified credits, commercial loan relationships greater than $250,000, a sample of commercial loan relationships less than $250,000 and a sample of consumer/mortgage loans. In addition, any loan identified as a problem credit by management and/or the external loan review consultants is assigned to the Bank’s “loan watch list,” and is subject to ongoing review by the Bank’s credit department and the assigned loan officer to ensure appropriate action is taken when deterioration has occurred.

Commercial loans are variable as well as fixed rate and include operating lines of credit and term loans made to small businesses primarily based on their ability to repay the loan from the cash flow of the business.  Such loans are typically secured by business assets such as equipment and inventory, and occasionally by the business owner’s principal residence.  When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner.  As compared to consumer lending, which includes single-family residence, personal installment loans and automobile loans, commercial lending entails significant additional risks.  These loans typically involve larger loan balances, are generally dependent on the cash flow of the business, and thus may be subject to a greater extent to adverse conditions in the general economy or in a specific industry.  Management reviews the borrower’s cash flows when deciding whether to grant the credit to evaluate whether estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.

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

Residential real estate loans carry both fixed and variable rates and are secured by the borrower’s residence.  Such loans are made based on the borrower’s ability to make repayment from employment and other income.  Management assesses the borrower’s ability to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability.  The Bank generally makes these loans in amounts of 90% or less of the value of collateral.  An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate.  Construction loans are secured by residential and business real estate that generally will be occupied by the borrower on completion.  While not contractually required to do so, the Bank usually makes the permanent loan at the end of the construction phase.  Construction loans also are made in amounts of 90% or less of the value of the collateral.

Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences.  Consumer loans for the purchase of new automobiles generally do not exceed 80% of the purchase price of the car.  Loans for used cars generally do not exceed average wholesale or trade-in values as stipulated in a recent auto-industry used-car price guide.  Credit card and overdraft protection loans are unsecured personal lines of credit to individuals of demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories.  Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, absence of collateral.  Since these loans are generally repaid from ordinary income of the individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or by general decline in economic conditions.  The Bank assesses the borrower’s ability to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.

While the Company’s chief decision-makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.

Employees

At December 31, 2001, the Bank employed 151 employees, 119 of which were employed on a full-time basis.  The Company has no separate employees not also employed by the Bank.  No employees are covered by collective bargaining agreements.  Management considers its employee relations to be good.

Competition

The Bank operates in a highly-competitive industry due, in part, to Ohio law permitting statewide branching by banks, savings and loan associations and credit unions.  Ohio law also permits nationwide interstate banking on a reciprocal basis.  In its primary market area of Holmes and surrounding counties, the Bank competes for new deposit dollars and loans with several other commercial banks, both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies.  The ability to generate earnings is impacted, in part, by competitive pricing on loans and deposits and by changes in the rates on various U.S. Treasury and State and political subdivision issues which comprise a significant portion of the Bank’s investment portfolio, and which rates are used as indices on several loan products.  The Bank believes its presence in the Holmes County area provides the Bank with a competitive advantage due to its large asset base and ability to make loans and provide services to the local community.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (“Gramm-Leach”) that permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company conducts business.  See “Financial Modernization” for further discussion.

Supervision and Regulation

The Bank is subject to supervision, regulation and periodic examination by the State of Ohio Superintendent of Financial Institutions and the Federal Reserve Board.  Because the Federal Deposit Insurance Corporation insures its deposits, the Bank is also subject to certain regulations of that federal agency.  As a bank holding company, the Company is subject to supervision, regulation and periodic examination by the Federal Reserve Board.  The earnings of the Company and the Bank are affected by state and federal laws and regulations, and by policies of various regulatory authorities.  These policies include, for example, statutory maximum lending rates, requirements on maintenance of reserves against deposits, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, certain restrictions on banks’ relationships with many phases of the securities business and capital adequacy and liquidity restraints.

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

Gramm-Leach defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking.  Subsidiary banks of a financial holding company must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries.  In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has CRA rating of satisfactory or better.

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

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission’s Industry Guide 3, or a specific reference as to the location of required disclosures in the Company’s 2001 Annual Report to Shareholders (the “Annual Report”).

I.  Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

A&B. Average Balance Sheet and Related Analysis of Net Interest Earnings:  The information set forth under the heading “Average Balances, Rates and Yields” in Part II, Item 7 of  this document, is incorporated herein by reference.

C.  Interest Differential:  The information set forth under the heading “Rate/Volume Analysis of Changes in Income and Expense” in Part II, Item 7 of this document, is incorporated herein by reference.

II.  Securities Portfolio

A.  The following is a schedule of the carrying value of securities at December 31, 2001, 2000 and 1999.

(In thousands of dollars)	2001	2000	1999
Securities available for sale (at fair value)
U.S. Treasury securities	$ -	$ 1,002	$ 4,009
U.S. Government corporations and agencies	32,444	22,866	23,347
Mortgage-related securities	1,004	991	1,000
Other securities	2,484	2,331	2,188
	35,932	$27,190	$30,544
Securities held to maturity (at amortized cost)
U.S. Treasury securities	$102	$ 102	$ 3,105
U.S. Government corporations and agencies	8,002	18,496	20,499
Obligations of states and political subdivisions	48,571	50,762	51,239
	$56,675	$69,360	$74,843

B.  The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2001:

(In thousands of dollars)
	------------------------------------Maturing------------------------------------
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Treasury
U.S. Government corporations and agencies	$4,055	5.70%	$28,389	4.91%
Mortgage-related							1,004	3.08
Total	$4,055	5.70%	$28,389	4.91%			$1,004	3.08%
Held to maturity
U.S. Treasury							$102	7.70%
U.S. Government corporations and agencies	1,000	5.76	7,002	5.57
Obligations of states and political subdivisions	1,792	6.89	20,467	6.94	26,312	7.45
Total	$2,792	6.49%	$27,469	6.59%	$26,312	7.45%	$102	7.70%

The weighted average yields are calculated using amortized cost of investments and are based on coupon rates for securities purchased at par value, and on effective interest rates considering amortization or accretion if securities were purchased at a premium or discount.  The weighted average yield on tax-exempt obligations is presented on a taxable-equivalent basis based on the Company’s marginal federal income tax rate of 34%.  Other securities consist of Federal Reserve Bank and Federal Home Loan Bank stock bearing no stated maturity or yield and are not included in this analysis.

C.  Excluding holdings of U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the Company’s consolidated shareholders’ equity at December 31, 2001.

III.  Loan Portfolio

A.  Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:

(In thousands of dollars)	2001	2000	1999	1998	1997
Commercial	$68,180	$85,458	$86,186	$86,971	$80,428
Commercial real estate	31,170	39,122	35,690	33,137	30,408
Residential real estate	55,228	56,342	31,511	33,685	49,752
Residential real estate loans held for sale	-	–	20,533	23,636	–
Construction	1,255	7,543	7,447	3,155	3,508
Installment and credit card	13,518	18,033	17,645	16,992	16,393
Total loans	$169,351	$206,498	$199,012	$197,576	$180,489

B.  Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding real estate mortgage and installment loans, as of December 31, 2001:

	-------------------------Maturing-----------------------------
(In thousands of dollars)	One Year or Less	One Through Five Years	After Five Years	Total
Commercial	$20,875	$20,841	$26,464	$68,180
Commercial real estate	787	8,967	21,416	31,170
Construction	487	325	443	1,255
Total	$22,149	$30,133	$48,323	$100,605

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and real estate construction loans due after one year from December 31, 2001.

(In thousands of dollars)

Fixed Rate

Variable Rate

Total commercial, commercial real estate and construction

loans due after one year

$26,212

 $52,244

C.  Risk Elements

1.  Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans.

December 31

(In thousands of dollars)	2001	2000	1999	1998	1997
(a) Loans accounted for on a nonaccrual basis	$3,159	$1,119	$ 529	$ 567	$ 494
b) Accruing loans that are contractually past due 90 days or more as to interest or principal payments	119	226	1,008	890	746
(c) Loans which are “troubled debt restructuring” as defined in Statement of Financial Accounting standards No. 15 (exclusive of loans in (a) or (b) above):	-0-	-0-	-0-	-0-	-0-
Totals	$3,278	$1,345	$1,537	$1,457	$1,240

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

(d)  Impaired Loans - Information regarding impaired loans at December 31 is as follows:

(In thousands of dollars)	2001	2000	1999
Balance of impaired loans at December 31	$4,303	$11,967	$2,544
Less portion for which no allowance for loan loss is allocated	634	94	562
Portion of impaired loan balance for which an allowance for loan losses is allocated	3,669	11,873	1,982
Portion of allowance for loan losses allocated to the impaired loan balance at December 31	$1,061	$ 3,276	$ 485

Interest income recognized on impaired loans during the year represented $787,000 while $887,000 would have been recognized had the loans been performing under their contractual terms.

Impaired loans are comprised of commercial and commercial real estate loans, and are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at fair value of the collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans.

Smaller-balance homogeneous loans are evaluated for impairment in total.  Such loans include residential first-mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second-mortgage loans less than $100,000.  Such loans are included in nonaccrual and past due disclosures in (a) and (b) above, but not in the impaired loan totals.  Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment.  When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

2.  Potential Problem Loans - At December 31, 2001, no loans were identified that management has serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in item III.C.1  above.  On a monthly basis, the Company internally classifies certain loans based on various factors.  At December 31, 2001, these amounts, including impaired and nonperforming loans, amounted to $11.1 million of substandard loans and $631,000 of doubtful loans.

3.  Foreign Outstandings - There were no foreign outstandings during any period presented.

4.  Loan Concentrations - As of December 31, 2001, there are no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A above.

D.  Other Interest-Bearing Assets - As of December 31, 2001, there are no other interest-bearing assets required to be disclosed under Item III.C.1 or 2 if such assets were loans.

IV.  Summary Of Loan Loss Experience

A.  The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(In thousands of dollars)	2001	2000	1999	1998	1997
LOANS
Average loans outstanding during period	$186,665	$208,193	$191,112	$187,198	$168,823
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$7,460	$3,419	$2,888	$2,349	$2,121
Loans charged off:
Commercial	(1,585)	(1,633)	(417)	(350)	(37)
Commercial real estate	(1,441)	(6)	(0)	(37)	(0)
Residential real estate	(151)	(18)	(4)	(76)	(0)
Installment and credit card	(571)	(590)	(184)	(105)	(187)
Total loans charged off	(3,748)	(2,247)	(605)	(568)	(224)
Recoveries of loans previously charged off:
Commercial	126	52	7	1	2
Commercial real estate	0	0	0	0	0
Residential real estate	42	0	1	15	9
Installment	104	94	28	40	41
Total loan recoveries	272	146	36	56	52
Net loans charged off	(3,476)	(2,101)	(569)	(512)	(172)
Provision charged to operating expense	35	6,142	1,100	1,051	400
Balance at end of period	$4,019	$7,460	$3,419	$2,888	$2,349
Ratio of net charge-offs to average loans outstanding for period	1.86%	1.01%	.30%	.27%	.10%

The allowance for loan losses balance and provision charged to expense are determined by management based on periodic reviews of the loan portfolio, past loan loss experience, economic conditions and various other circumstances subject to change over time.  In making this judgment, management reviews selected large loans, as well as impaired loans, other delinquent, nonaccrual and problem loans and loans to industries experiencing economic difficulties.  The collectibility of these loans is evaluated after considering current operating results and financial position of the borrower, estimated market value of collateral, guarantees and the Company’s collateral position versus other creditors.  Judgments, which are necessarily subjective, as to the probability of loss and amount of such loss are formed on these loans, as well as other loans taken together.

B.  The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-offs that occur.

-----Allocation of the Allowance for Loan Losses -----

(In thousands of dollars)

	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	December 31, 2001		December 31, 2000		December 31, 1999		December 31, 1998		December 31, 1997
Commercial	$2,011	40.26%	$3,879	41.39%	$1,114	43.31%	$1,181	44.02%	$ 719	44.67%
Commercial real estate	1,132	18.41	2,486	18.95	863	17.93	748	16.77	465	16.92
Residential real estate	370	32.61	214	27.28	773	26.15	302	29.01	245	27.30
Construction		.74	0	3.65	0	3.74	0	1.60	0	1.95
Installment and credit card	401	7.98	628	8.73	317	8.87	237	8.60	141	9.16
Unallocated	105		253		352		420		779
Total	$4,019	100.00%	$7,460	100.00%	$3,419	100.00%	$2,888	100.00%	$2,349	100.00%

V.  Deposits

A.  The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average Amounts Outstanding Year ended December 31			Average Rate Paid Year ended December 31
	2001	2000	1999	2001	2000	1999
(In thousands of dollars)
Noninterest-bearing demand	$26,446	$29,379	$26,303	N/A	N/A	N/A
Interest-bearing demand deposits	40,625	37,840	40,313	1.56%	2.18%	2.01%
Savings deposits	33,508	35,663	39,945	2.08	2.85	3.10
Time deposits	160,098	161,913	162,320	5.86	5.79	5.43
Total deposits	$260,677	$264,795	$268,881

B.  The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2001:

(In thousands of dollars)
Three months or less	$10,136
Over three through six months	9,737
Over six through twelve months	7,984
Over twelve months	4,229
Total	$32,086

C. and D.  There were no foreign deposits in any period presented.

VI.  Return On Equity and Assets

	2001	2000	1999
Return on average assets	0.34%	.10%	1.32%
Return on average shareholders’ equity	3.32	1.00	13.14
Dividend payout ratio	24.78	368.89	43.51
Average shareholders’ equity to average assets	10.16	9.85	10.08

VII.  Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase and federal funds purchased.  Securities sold under agreements to repurchase generally mature within three months from the transaction date.  Federal funds purchased generally have overnight terms.  Information concerning short-term borrowings is summarized as follows:

Dollars in thousands	2001	2000	1999
Securities sold under agreements to repurchase and federal funds purchased at period-end	$14,957	$15,584	$12,836
Weighted average interest rate at period-end	0.53%	4.89%	2.71%
Maximum outstanding at any month-end during the year	16,890	15,584	13,874
Average amount outstanding	12,930	13,234	9,933
Weighted average rates during the year	2.11%	4.46%	3.10%

ITEM 2 - PROPERTIES

The Bank owns and operates its main office at Six West Jackson Street, Millersburg, Ohio 44654.  The Bank also operates eight branches and one other property, all owned or leased as noted below:

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

The Charm Office, Corner of S.R. 557 and C.R. 70, Charm, Ohio 44617 (leased)

The Sugarcreek Office, 127 S. Broadway, Sugarcreek, Ohio 44681 (owned)

The Operations Center, 91 North Clay Street, Millersburg, Ohio 44654 (owned)

The Shreve Office, 333 W. South Street, Shreve, OH  44676 (owned)

The Bank considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used.  All properties owned by the Bank are unencumbered by any mortgage or security interest and are adequately insured, in management’s opinion.

ITEM 3 - LEGAL PROCEEDINGS

There is no pending litigation, other than ordinary routine litigation incidental to the business of the Company and Bank, of a material nature involving or naming the Company or Bank as a defendant.  Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Company is a party or has a material interest that is adverse to the Company or Bank.  None of the ordinary routine litigation in which the Company or Bank is involved is expected to have a material adverse impact on the financial position or results of operations of the Company or Bank.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information contained in the section captioned “Common Stock and Shareholder Information” on page 29 of the Annual Report is incorporated herein by reference.

ITEM 6 – SELECTED FINANCIAL DATA

Information contained in the section captioned “Selected Financial Data” on page 19 of the Annual Report is incorporated herein by reference.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained in the section captioned “2001 Financial Review” on pages 18 through 28, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information contained in the section captioned “ Quantitative and Qualitative Disclosures About Market Risk” on pages 26 and 27 of the Annual Report is incorporated herein by reference.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information contained in the consolidated financial statements and related notes and the report of independent auditors thereon, on pages 30 through 54, inclusive, of the Annual Report is incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information contained in the section captioned “Change in Registrant’s Certifying Accountants” on page 28 of the Annual Report is incorporated herein by reference.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained in the section captioned “ELECTION OF DIRECTORS” on pages 9 through 12 of the Company’s proxy statement for the Company’s 2001 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 22, 2002 (the “Proxy Statement”) and information contained in the section captioned “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” on page 5 of the Proxy Statement is incorporated herein by reference.

ITEM 11 – EXECUTIVE COMPENSATION

Information contained in the section captioned “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION” on pages 13 and 14 of the Proxy Statement, the section captioned “EXECUTIVE COMPENSATION” on pages 16 and 17 of the Proxy Statement and the section captioned “PERFORMANCE GRAPH” on page 17 of the Proxy Statement, is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information contained in the section captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” on pages 2 through 5 of the Proxy Statement is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained in the section captioned “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” on pages 17 and 18 of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.  The financial statements incorporated by reference in Part II, Item 8.

2.  The following exhibits

Exhibit Number	Description of Document
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB)
3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K)
3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)
4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)
10.1	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant’s Form 10-SB)
10.2	Employment Agreement between CSB Bancorp, Inc. and C. James Bess, as amended
10.3	Employment Agreement between CSB Bancorp, Inc. and Kelly W. George
11	Statement Regarding Computation of Per Share Earnings
13	Excerpts of CSB Bancorp, Inc. 2001 Annual Report to Shareholders
21	Subsidiary of CSB Bancorp, Inc.
23.1	Consent of Crowe, Chizek and Company LLP
23.2	Consent of Clifton Gunderson LLP
24	Powers of Attorney

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

1.  Form 8-K dated November 6, 2001 containing the quarterly report to shareholders for the period ended September 30, 2001.

2.  Form 8-K dated December 20, 2001 containing a report to shareholders and announcing a dividend to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

By: /s/ C. JAMES BESS
C. James Bess, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 29, 2002.

Signatures	Title
C. JAMES BESS*	President and Chief Executive Officer (Principal Executive Officer)
C. James Bess*

A. LEE MILLER*	Senior Vice President and Chief Financial Officer
A. Lee Miller*

PAMELA S. BASINGER*	Financial Officer and Principal Accounting Officer
Pamela S. Basinger*

RONALD E. HOLTMAN*	Director
Ronald E. Holtman

JEFFREY A. ROBB, SR.*	Director
Jeffrey A. Robb, Sr.

J. THOMAS LANG*	Director
J. Thomas Lang*

ROBERT K. BAKER*	Director
Robert K. Baker*

DANIEL J. MILLER*	Director
Daniel J. Miller*

JOHN R. WALTMAN*	Director
John R. Waltman

SAMUEL M. STEIMEL*	Director
Samuel M. Steimel*

F. JOANNE VINCENT*	Director
F. Joanne Vincent*

EDDIE L. STEINER*	Director
Eddie L. Steiner

*By: /s/ C. JAMES BESS C. James Bess as attorney-in-fact and on his own behalf as Principal Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document	Sequential Page
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-SB)	N/A
3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K).	N/A
3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A
4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A
10.1	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant’s Form 10-SB).	N/A
10.2	Employment Agreement between CSB Bancorp, Inc. and C. James Bess, as amended	N/A
10.3	Employment Agreement between CSB Bancorp, Inc. and Kelly W. George	N/A
11	Statement Regarding Computation of Per Share Earnings	N/A
13	Excerpts of the CSB Bancorp, Inc. 2001 Annual Report to Shareholders	N/A
21	Subsidiary of CSB Bancorp, Inc.	N/A
23.1	Consent of Crowe, Chizek and Company LLP	N/A
23.2	Consent of Clifton Gunderson LLP	N/A
24	Powers of Attorney	N/A