Form 10-Q
period 2002-03-31
CSB BANCORP INC /OH
filed 2002-05-14
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  x

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  MARCH 31, 2002

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

Outstanding at April 25, 2002:

2,628,705 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2002

Table of Contents

Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets

3

Consolidated Statements of Income

4

Consolidated Statements of Changes in Shareholders' Equity

5

Condensed Consolidated Statements of Cash Flows

6

Note to Consolidated Financial Statements

7

ITEM 2 -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

8

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

11

Part II - Other Information

Other Information

12

Signatures

13

CSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

March 31,

December 31,

2002

    2001

ASSETS

Cash and due from banks

$

8,768,917

$

10,509,626

Interest-bearing deposits with other banks

148,366

185,893

Federal funds sold

12,387,000

23,853,000

Total cash and cash equivalents

21,304,283

34,548,519

Securities available-for-sale, at fair value

30,070,588

35,931,920

Securities held-to-maturity (Fair value of

$56,914,358 in 2002 and $58,549,665 in 2001)

55,104,428

56,675,126

Total securities

85,175,016

92,607,046

Loans, net of allowance for loan losses of

$3,983,907 in 2002 and $4,019,302 in 2001

166,305,474

164,915,834

Premises and equipment, net

9,091,150

9,040,612

Accrued interest receivable and other assets

6,278,530

5,233,301

Total assets

$

288,154,453

$

306,345,312

LIABILITIES

Deposits

Noninterest-bearing

$

26,039,432

$

29,721,134

Interest-bearing

208,659,854

221,708,596

Total deposits

234,699,286

251,429,730

Securities sold under repurchase agreements

13,841,446

14,957,025

Federal Home Loan Bank borrowings

5,974,850

6,359,788

Accrued interest payable and other liabilities

795,901

877,632

Total liabilities

255,311,483

273,624,175

SHAREHOLDERS' EQUITY

Common stock, $6.25 par value:  Authorized 9,000,000

shares; issued 2,667,786 shares

16,673,667

16,673,667

Additional paid-in capital

6,413,915

6,413,915

Retained earnings

10,947,541

10,571,152

Treasury stock at cost: 39,081 shares in 2002

and 39,077 shares in 2001

(1,204,098)

(1,204,018)

Accumulated other comprehensive income

11,945

266,421

Total shareholders' equity

32,842,970

32,721,137

Total liabilities and shareholders' equity

$

288,154,453

$

306,345,312

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended

March 31,

     2002

     2001

Interest income

Loans, including fees

$

3,150,995

$

4,784,891

Taxable securities

526,684

614,321

Non-taxable securities

575,104

608,282

Other

61,667

 23,169

Total interest income

4,314,450

6,030,663

Interest expense

Deposits

1,794,590

2,902,741

Other

110,747

258,092

Total interest expense

1,905,337

3,160,833

Net interest income

2,409,113

2,869,830

Provision for loan losses

-

298,196

Net interest income after provision for loan losses

2,409,113

2,571,634

Non-interest income

Service charges on deposit accounts

209,125

179,449

Gain on sale of securities

114,822

 -

Trust and financial services

93,318

98,009

Other income

165,026

196,370

Total non-interest income

582,291

473,828

Non-interest expenses

Salaries and employee benefits

1,352,568

1,284,520

Occupancy expense

149,367

144,464

Equipment expense

138,708

105,417

State franchise tax

92,296

75,150

Professional and director fees

206,331

487,094

Other expenses

759,430

751,967

Total non-interest expenses

2,698,700

2,848,612

Income before income taxes

292,704

196,850

Federal income tax credit

(83,685)

(110,836)

Net income

$

376,389

$

307,686

Basic and diluted earnings per share

$

0.14

$

0.12

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

Three Months Ended

March 31,

2002

2001

Balance at beginning of period

$

32,721,137

$

31,539,934

Net income

376,389

307,686

Other comprehensive income, net of income tax

(254,476)

111,959

Total comprehensive income

121,913

419,645

Purchase of treasury shares  (4 shares in 2002

and 3 shares in 2001)

(80)

(59)

Balance at end of period

$

32,842,970

$

31,959,520

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended

March 31,

2002

2001

Net cash from operating activities

$

(330,101)

$

(37,889)

Cash flows from investing activities

Securities available-for-sale

Proceeds from maturities, calls, and repayments

7,128,000

9,925,000

Proceeds from sales

3,125,516

-

Purchases

(4,600,000)

-

Securities held to maturity

Proceeds from maturities, calls and repayments

1,555,000

2,815,000

Purchases

-

-

Net change in loans

(1,697,309)

4,679,831

Premises and equipment expenditures

(194,301)

(412,960)

Net cash from investing activities

5,316,906

    17,006,871

Cash flows from financing activities

Net change in deposits

(16,730,444)

(4,958,426)

Net change in securities sold under repurchase agreements

(1,115,579)

(3,466,297)

Principal reductions on FHLB borrowings

(384,938)

(440,531)

Purchase of treasury shares

(80)

(59)

Net cash from financing activities

(18,231,041)

(8,865,313)

Net change in cash and cash equivalents

(13,244,236)

8,103,669

Cash and cash equivalents at beginning of period

34,548,519

15,852,622

Cash and cash equivalents at end of period

$

21,304,283

$

 23,956,291

Supplemental disclosures

Interest paid

$

1,959,994

$

3,165,416

Income taxes paid

 -

-

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include accounts of CSB Bancorp, Inc. and its wholly-owned subsidiary, The Commercial and Savings Bank (together referred to as the “Company” or “CSB”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2002, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  The Annual Report for CSB for the year ended December 31, 2001, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended March 31, 2002, are not necessarily indicative of the operating results for the full year or any future interim period.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at March 31, 2002, compared to December 31, 2001, and the consolidated results of operations for the quarterly period ending March 31, 2002 compared to the same period in 2001.  The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements.  This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties.  When used herein, the terms “anticipates”, “plans”, “expects”, “believes”, and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  The Company’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements.  Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

Total assets were $288.2 million at March 31, 2002, compared to $306.3 million at December 31, 2001, representing a decrease of $18.2 million or 5.9%. Cash and cash equivalents decreased $13.2 million, or 38.3%, during the quarter, including a $11.5 million decrease in Federal funds sold. Total securities decreased approximately $7.4 million, or 8.0%, during the quarter.  Since one of the primary functions of the securities portfolio is to provide a source of liquidity, it is structured such that securities maturities and cash flows satisfy the Company’s liquidity needs and asset-liability management requirements.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decreases in cash and cash equivalents and securities were used to fund cash outflows for deposits and securities sold under agreements to repurchase which decreased $16.7 million, or 6.7%, and $1.1 million, or 7.5%, respectively, during the quarter.  The Bank has historically experienced an outflow of deposit funds during the first quarter of the year, partially due to the slowdown in tourism. Another factor contributing to the decrease in deposits is the continued maturity of higher rate certificates of deposit in a low rate environment.

Net loans increased $1.4 million, or 0.8% from December 31, 2001, to $166.3 million at March 31, 2002.  The allowance for loan losses amounted to $4.0 million, or 2.34 % of total loans, at March 31, 2002, compared to $4.0 million, or 2.38 % of total loans at December 31, 2001.  The components of the change in the allowance for loan loss during the quarter ended March 31, 2002, included net loan charge-offs of $35,000.  Such amount closely approximated the specific loan loss allowance provided for such loans.  Consequently, there was no material impact on the provision for loan loss for the quarter as a result of these charge-offs.   Loans past due more than 90 days and loans placed on nonaccrual status, were approximately $4.2 million, or 2.5% of total loans at March 31, 2002, compared to $3.3 million, or 1.9% of loans at December 31, 2001.  The March 31, 2002 balance included a $665,000 loan credit that has been on the watch list and has been considered in management’s analysis of the allowance for loan losses.

At March 31, 2002, the ratio of net loans to deposits was 70.9%, compared to 65.6% at the end of 2001. The increase in this ratio is primarily due to deposit shrinkage experienced during the quarter ended March 31, 2002.

Total shareholders’ equity increased to $32.8 million, or 11.4% of total assets, primarily due to year-to-date net income of $376,000.  The Company and its subsidiary met all regulatory capital requirements at March 31, 2002.

RESULTS OF OPERATIONS

Net income for the quarter ending March 31, 2002, was $376,000, or $0.14 per share, as compared to $308,000, or $0.12 per share during the same period last year, an increase of $68,000, or 22.3%.  The increase was a result of $108,000, or 22.9%, increase in non-interest income and a $150,000, or 5.3%, decrease in non-interest expenses, and a $298,000 reduction in the provision for loan loss as a result of no provision being required for the first quarter of 2002. These increases to net income were partially offset by a $461,000, or 16.1%, decrease in net interest income.  The decrease in net interest income was due to a $19.7 million decrease in average interest-earning assets for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001; as well as a decrease in the net interest margin which was 3.61% for the quarter ended March 21, 2002, compared to 3.96% for the quarter ended March 31, 2001. The

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decrease in the net interest margin was largely due to the sharp decrease in interest rates experienced during 2001.

Interest income for the quarter ended March 31, 2002 was $4.3 million, a decrease of $1.7 million, or 28.5%, over the same period last year.  Interest and fees on loans decreased $1.6 million, or 34.1% due to lower market rates and a decrease in the average balance of loans outstanding.  Interest on securities decreased $121,000, or 9.9%, as short term interest rates fell and callable securities were called.  Other interest income increased $38,000 due to higher average balances of federal funds sold during the first quarter of 2002 as compared to the same period in 2001.

Interest expense decreased $1.3 million to $1.9 million for the quarter ended March 31, 2002, compared to $3.2 million for the quarter ended March 31, 2001.  Interest expense on deposits decreased $1.1 million, or 38.2%, from the same period as last year.  This decrease was caused by the lower rates on certificate of deposits paid as a result of the decrease in short term rates by the Federal Reserve during 2001.

No provision for loan losses was required during the first quarter of 2002, as a result of the allowance for loan losses calculation.  An improvement in asset quality through the reduction and payoff of classified assets, along with stricter underwriting standards resulted in no provision being required.

Non-interest income increased $108,000 primarily as a result of the $115,000 gain on sale of investment securities during the 2002 period.

Non-interest expenses decreased $150,000, or 5.3%, for the three months ended March 31, 2002, compared to the same period in 2001.  Salaries and employee benefits increased $68,000, or      5.3%; occupancy expense increased $5,000, or 3.4%; professional and director fees decreased $281,000 due to significant expenses relating to the Written Agreement that were incurred in 2001; and other expenses increased $7,000 or 1.0%. The credit for income taxes was $84,000 during the first quarter of 2002, as compared to $111,000 for the first quarter of 2001.  The tax credit was less than the expected tax provision (based on 34% of income before taxes) due to tax-exempt income from loans and securities.

CSB BANCORP, INC.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 3  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2002 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.  Management performs a quarterly analysis of the Company’s interest rate risk.  All positions are currently within the Board-approved policy limits.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended March 31, 2002

PART II – OTHER INFORMATION

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

11

Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)

(b)

Reports on Form 8-K

Form 8-K dated January 31, 2002, containing a quarterly report to shareholders that included financial statements for the period ended December 31, 2001.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

(Registrant)

Date:    May 14, 2002

 /s/ C. JAMES BESS

C. James Bess

President

Chief Executive Officer

Date:    May 14, 2002

 /s/ A. LEE MILLER

A. Lee Miller

Senior Vice President

Chief Financial Officer

Index to Exhibits

Exhibit

Sequential

Number

Description of Document

Page

11

Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)

15

CSB BANCORP, INC.

EXHIBIT 11

STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

Three Months Ended

March 31,

2002

2001

Basic Earnings Per Share

Net income

$

376,389

$

307,686

Weighted average common shares

2,628,703

2,624,377

Basic Earnings Per Share

$

0.14

$

0.12

Diluted Earnings Per Share

Net income

$

376,389

$

307,686

Weighted average common shares

2,628,703

2,624,377

Weighted average effect of assumed stock options

16,327

6,889

Total

2,645,034

2,631,265

Diluted Earnings Per Share

$

0.14

$

0.12