Form 10-Q
period 2002-06-30
CSB BANCORP INC /OH
filed 2002-08-14
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[   X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  JUNE 30, 2002

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

Outstanding at July 25, 2002:

 2,631,914 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED June 30, 2002

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

ABOUT MARKET RISK

11

Part II - Other Information

Other Information

12

Signatures

14

CSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

June 30,

December 31,

2002

    2001

ASSETS

Cash and due from banks

$

10,426,394

$

10,509,626

Interest-bearing deposits with other banks

  34,264

185,893

Federal funds sold

14,859,000

23,853,000

Total cash and cash equivalents

25,319,658

34,548,519

Securities available-for-sale, at fair value

25,179,458

35,931,920

Securities held-to-maturity (fair value of

$56,685,008 in 2002 and $58,549,665 in 2001)

54,081,698

56,675,126

Total securities

79,261,156

92,607,046

Loans, net of allowance for loan losses of

$3,755,546 in 2002 and $4,019,302 in 2001

177,730,257

164,915,834

Premises and equipment, net

9,083,718

9,040,612

Accrued interest receivable and other assets

4,511,570

5,233,301

Total assets

$

295,906,359

$

306,345,312

LIABILITIES

Deposits

Noninterest-bearing

$

25,959,829

$

29,721,134

Interest-bearing

206,537,938

221,708,596

Total deposits

232,497,767

251,429,730

Securities sold under repurchase agreements

13,360,809

14,957,025

Federal Home Loan Bank borrowings

15,721,387

6,359,788

Accrued interest payable and other liabilities

1,048,100

877,632

Total liabilities

262,628,063

273,624,175

SHAREHOLDERS' EQUITY

Common stock, $6.25 par value:  Authorized 9,000,000

shares; issued 2,667,786 shares

16,673,667

16,673,667

Additional paid-in capital

6,413,915

6,413,915

Retained earnings

11,170,092

10,571,152

Treasury stock at cost: 37,456 shares in 2002 and

39,077 shares in 2001

(1,153,635)

(1,204,018)

Accumulated other comprehensive income

174,257

266,421

Total shareholders' equity

33,278,296

32,721,137

Total liabilities and shareholders' equity

$

295,906,359

$

306,345,312

See note to consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended

Six Months Ended

June 30,

June 30,

2002

2001

2002

2001

Interest income

Loans, including fees

$

3,121,386

$

4,321,089

$

6,272,381

$

9,105,980

Taxable securities

440,348

491,500

967,032

1,105,821

Non-taxable securities

557,862

604,306

1,132,966

1,212,588

Other

51,827

169,960

113,494

193,129

Total interest income

4,171,423

5,586,855

8,485,873

11,617,518

Interest expense

Deposits

1,515,159

2,806,783

3,309,749

5,709,521

Other

168,993

192,502

279,740

450,594

Total interest expense

1,684,152

2,999,285

3,589,489

6,160,118

Net interest income

2,487,271

2,587,570

4,896,384

5,457,400

Provision (credit) for loan losses

(241,521)

2,410,767

(241,521)

2,708,963

Net interest income after provision

  (credit) for loan losses

2,728,792

176,803

5,137,905

2,748,437

Non-interest income

Service charges on deposit

accounts

198,702

189,923

407,827

369,372

Gain on sale of securities

---

  13,257

114,822

37,587

Trust and financial services

104,164

106,172

197,482

204,181

Other income

189,790

214,763

354,816

386,803

Total non-interest income

492,656

524,115

1,074,947

997,943

Non-interest expense

Salaries and employee benefits

1,348,246

1,342,365

2,700,814

2,626,885

Occupancy expense

139,123

179,085

288,490

323,549

Equipment expense

129,716

 139,489

268,424

244,906

State franchise tax

94,536

83,921

186,832

159,071

Professional and director fees

232,272

332,566

438,603

747,382

Other expenses

774,918

950,590

1,534,348

1,774,835

Total non-interest expense

2,718,811

3,028,016

5,417,511

5,876,628

Income (loss) before income taxes

502,637

(2,327,098)

795,341

(2,130,248)

Federal income tax credit

2,221

969,586

85,906

1,080,422

Net income (loss)

$

504,858

$

(1,357,512)

$

881,247

$

(1,049,826)

Basic and diluted earnings (loss)

  per share

$

0.19

$

(0.52)

$

0.33

$

(0.40)

See note to consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

______________________________________________________________________________

Three Months Ended

Six Months Ended

June 30,

June 30,

2002

2001

2002

2001

Balance at beginning of period

$

32,842,970

$

31,959,520

$

32,721,137

$

31,539,934

Net income (loss)

504,858

(1,357,512)

881,247

(1,049,826)

Other comprehensive income

   (loss), net of income tax

162,312

72,886

(92,164)

184,845

Total comprehensive income

667,170

    (1,284,626)

789,083

(864,981)

(loss)

Dividends declared ($.10 per share)

(262,952)

---

(262,952)

---

Purchase of treasury shares

(5 and 9 shares in 2002 and 3

and 6 shares in 2001)

(82)

(47)

(162)

(106)

Treasury shares used for the

   dividend reinvestment program

   (reissued 1,630 shares)

31,190

---

31,190

---

Balance at end of period

$33,278,296

$30,674,847

$33,278,296

$30,674,847

See note to consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended

June 30,

2002

2001

Net cash from operating activities

$

1,406,782

$

599,300

Cash flows from investing activities

Securities available-for-sale

Proceeds from maturities, calls and repayments

13,282,306

15,925,000

Proceeds form sales

3,125,516

--

Purchases

(5,632,731)

(16,770,000)

Securities held to maturity

Proceeds from maturities, calls and repayments

2,565,000

8,915,000

Purchases

---

---

Net change in loans

(12,497,988)

17,297,971

Premises and equipment expenditures, net

(210,758)

(452,733)

Net cash from investing activities

631,345

24,285,575

Cash flows from financing activities

Net change in deposits

(18,931,963)

(8,592,105)

Net change in securities sold under repurchase agreements

(1,596,216)

(3,748,443)

Proceeds from FHLB borrowings

10,000,000

---

Principal reductions on FHLB borrowings, net

(638,401)

(791,094)

Purchase of treasury shares

(162)

(106)

Cash dividends paid

(100,246)

---

Net cash from financing activities

(11,266,988)

(13,131,748)

Net change in cash and cash equivalents

(9,228,861)

11,753,127

Cash and cash equivalents at beginning of period

34,548,519

15,852,622

Cash and cash equivalents at end of period

$

25,319,658

$

 27,605,749

Supplemental disclosures

Interest paid

$

3,729,175

$

5,768,140

Income taxes paid

---

---

See note to consolidated financial statements.

CSB BANCORP, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

______________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include accounts of CSB Bancorp, Inc. and its wholly-owned subsidiary, The Commercial and Savings Bank (together referred to as the “Company” or “CSB”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2002, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  The Annual Report for CSB for the year ended December 31, 2001, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended June 30, 2002, are not necessarily indicative of the operating results for the full year or any future interim period.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

_____________________________________________________________________________

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at June 30, 2002, compared to December 31, 2001, and the consolidated results of operations for the six month and quarterly periods ending June 30, 2002 compared to the same periods in 2001.  The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements.  This discussion should be read in conjunction with the interim consolidated financial statements and related footnote.

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

FINANCIAL CONDITION

Total assets were $295.9 million at June 30, 2002, compared to $306.3 million at December 31, 2001, representing a decrease of $10.4 million or 3.4%. Cash and cash equivalents decreased $9.2 million, or 26.7%, during the six month period ending June 30, 2002, including a $9.0 million decrease in Federal funds sold. Total securities decreased approximately $13.3 million, or 14.4%, during the six month period.

The decreases in cash and cash equivalents and securities were primarily used to fund cash outflows for deposits which decreased $18.9 million, or 7.5%, during the six month period.  This outflow was partially due to  the continued maturity of higher rate certificates of deposit in a low, but competitive, rate environment.  Securities sold under repurchase agreements decreased $1.6 million, or 10.7%. During the second quarter of 2002, the Bank borrowed $10.0 million from the Federal Home Bank of Cincinnati for an 18-month term as part of a strategy

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of the Asset/Liability Committee to take advantage of low cost funding alternatives during the current interest rate environment.

Net loans increased $12.8 million, or 7.8% during the six month period ended June 30, 2002.  This increase was due to a combination of increased loan demand and production within the Company’s market area and loan participations with other banks.  The allowance for loan losses amounted to $3.8 million, or 2.07% of total loans, at June 30, 2002, compared to $4.0 million, or 2.38% of total loans at December 31, 2001.  The components of the change in the allowance for loan loss during the six month period ended June 30, 2002, included a negative provision of $242,000 and net loan charge-offs of $21,000.  The negative provision resulted from significant progress made in reducing classified assets during the six months ended June 30, 2002. Loans past due more than 90 days and loans placed on nonaccrual status, were approximately $2.7 million, or 1.5% of total loans at June 30, 2002, compared to $3.3 million, or 1.9% of loans at December 31, 2001.

At June 30, 2002, the ratio of net loans to deposits was 76.4%, compared to 65.6% at the end of 2001. The increase in this ratio is primarily due to loan growth and deposit shrinkage experienced during the six months ended June 30, 2002.

Total shareholders’ equity increased to $33.3 million, or 11.2% of total assets, primarily due to year-to-date net income of $881,000 less dividends declared of $263,000.  The Company and its subsidiary met all regulatory capital requirements at June 30, 2002.

RESULTS OF OPERATIONS

Net income for the six months ending June 30, 2002, was $881,000, or $0.33 per share, as compared to a net loss of $1.0 million, or ($0.40) per share during the same period in 2001.  The primary reason for this difference relates to the provision (credit) for loan losses.  During the first six months of 2001, it was necessary, based on management’s analysis, to provide $2.7 million to the allowance for loan losses.  Based on ongoing analysis and significant progress in the resolution and reduction in classified assets, the Company removed $242,000 from the allowance for the six month period of the current year.  While net interest income decreased $561,000, or 10.3%, non-interest income increased $77,000, or 7.7%, and non-interest expense decreased $459,000, or 7.8%. For the quarter ended June 30, 2002, the Company recorded net income of $505,000, or $0.19 per share, as compared to a net loss of $1.4 million, or -$0.52 per share, for the reasons previously discussed.

Interest income for the six months ended June 30, 2002 was  $8.5 million, a decrease of $3.1 million, or 27.0%, over the same period last year, including interest and fees on loans decreasing $2.8 million, or 31.1%, due to lower interest rates and lower average outstanding loans.  Interest on securities decreased $218,000, or 9.4%, as short term interest rates fell and certain callable

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

securities were called.  Other interest income decreased $80,000 as interest rates were significantly lower on federal funds sold.  Interest income for the quarter ended June 30, 2002 was $4.2 million, a decrease of $1.4 million, or 25.3%, compared to the same period in 2001.  This decrease was due to the reasons previously noted.

Interest expense decreased $2.6 million to $3.6 million for the six months ended June 30, 2002, compared to the six months ended June 30, 2001.  Interest expense on deposits decreased $2.4 million, or 42.0%, from the same period as last year, while interest expense on other borrowings decreased by $171,000, or 37.9%.  The decrease in deposit interest expense was caused by the lower rates on transaction accounts and certificates of deposit which reflect the 475 basis points decrease in short term rates by the Federal Reserve during 2001.  Interest expense for the quarter ended June 30, 2002 was $1.7 million, a decrease of $1.3 million, or 43.8%, from the same period in 2001.

The provision for loan losses was a credit of $242,000 during the first six months of 2002, as compared to a provision of $2.7 million in the same six month period of 2001.  This provision is determined based on management’s calculation of the allowance for loan losses, which includes provisions for classified loans, as well as a provision for the remainder of the portfolio based on  historical data, including past charge-offs, and current economic trends.  As mentioned previously, substantial progress was made in reducing classified assets during the second quarter of 2002.  The provision for loan losses for the three months ended June 30, 2002 was a credit of $242,000, compared to a provision of $2.4 million for the same quarter last year for the reasons stated above.

Non-interest income increased $77,000, or 7.7%, during the six months ended June 30, 2002 as compared to the same period in 2001.  The increase in non-interest income was essentially due to a $77,000 increase in gain on sale of securities.  Non-interest expenses decreased $459,000, or 7.8%, for the six months ended June 30, 2002, compared to the same period in 2001.  Salaries and employee benefits increased $74,000, or 2.8%; occupancy expense decreased $35,000, or 10.8%; professional fees decreased $309,000; and other expenses decreased $240,000 or 13.5%. The credit for income taxes was $86,000 during the first six months of 2002, as compared to a credit of $1.1 million for the first six months of 2001.

Non-interest income for the quarter ended June 30, 2002 was $493,000, a decrease of $31,000 compared to the same quarter in 2001.  Non-interest expenses for the three month period decreased $309,000, or 10.2%, compared to last year’s period.  This decrease was due to reasons previously noted.

CSB BANCORP, INC.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

______________________________________________________________________________

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2002 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.  Management performs a quarterly analysis of the Company’s interest rate risk.  All positions are currently within the Board-approved policy limits.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June 30, 2002

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

Item 4 -

Submission of Matters to a Vote of Security Holders:

Our 2002 Annual Meeting of Shareholders was held on April 24, 2002.  Matters submitted to a vote of the security holders at the meeting was the election of two members to our Board of Directors, each to continue in office until the 2005 Annual Shareholders Meeting and the adoption and approval of the proposed Share Incentive Plan.

Nominee

For

Against

Abstain

Robert K. Baker

2,015,879.1475

148,663.3426

0

Thomas Lang

1,667,396.0918

497,146.3983

0

The following individuals continued as directors of CSB following the annual meeting of shareholders:

C. James Bess

Ronald E. Holtman

Daniel J. Miller

Edward Steiner

Samuel M. Steimel

John R. Waltman

Jeffrey A. Robb, Sr.

For

Against

Abstain

Share Incentive Plan

1,456,156.6508

703,080.7651

5,305.0742

Item 5 -

Other Information:

There are no matters required to be reported under this item.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June 30, 2002

PART II - OTHER INFORMATION

______________________________________________________________________________

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

11

Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)

(b)

Reports on Form 8-K:

Form 8-K dated April 11, 2002, containing a letter to shareholders that included an announcement of quarterly dividends to shareholders.

Form 8-K dated April 19, 2002, containing a quarterly report to shareholders that included financial statements for the period ended March 31, 2002.

Form 8-K dated June 20, 2002, containing a press release stating that the Written Agreement by the State of Ohio Division of Financial Institutions and Federal Reserve Bank of Cleveland dated November 11, 2000 had been terminated.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

(Registrant)

Date:  August 14, 2002

/s/ C. JAMES BESS

C. James Bess

President

Chief Executive Officer

Date:  August 14, 2002

/s/ A. LEE MILLER

A. Lee Miller

Senior Vice President

Chief Financial Officer

CSB BANCORP, INC.

Index to Exhibits

Exhibit

Sequential

Number

Description of Document

Page

11

Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)

16

CSB BANCORP, INC.

EXHIBIT 11

STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

Three Months Ended

Six Months Ended

June 30,

June 30,

2002

2001

2002

2001

Basic Earnings Per Share

Net income (loss)

$

504,858

$

(1,357,512)

$

881,247

$

(1,049,826)

Weighted average

  common shares

2,629,518

2,624,374

2,629,520

2,624,375

Basic Earnings (Loss)

Per Share

$

0.19

$

(0.52)

$

0.33

$

(0.40)

Diluted Earnings Per Share

Net income (loss)

$

504,858

$

(1,357,512)

$

881,247

$

(1,049,826)

Weighted average

  common shares

2,629,518

2,624,374

2,629,520

2,624,375

Weighted average effect of

  assumed stock options

4,455

6,889

4,076

13,481

Total

2,633,973

2,631,262

2,633,596

2,637,856

Diluted Earnings (Loss)

Per Share

$

0.19

$

(0.52)

$

0.33

$

(0.40)