Form 10-Q
period 2002-09-30
CSB BANCORP INC /OH
filed 2002-11-14
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  SEPTEMBER 30, 2002

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

Outstanding at October 25, 2002:

 2,631,912 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2002

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

ITEM 4 –

CONTROLS AND PROCEDURES

Part II - Other Information

Other Information

Signatures

CSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2002	2001
ASSETS
Cash and due from banks	$12,659,982	$10,509,626
Interest-bearing deposits with other banks	140,936	185,893
Federal funds sold	8,296,000	23,853,000
Total cash and cash equivalents	21,096,918	34,548,519

Securities available-for-sale, at fair value	22,437,156	35,931,920
Securities held-to-maturity (fair value of $54,879,027 in 2002 and $58,549,665 in 2001)	51,472,721	56,675,126
Total securities	73,909,877	92,607,046

Loans, net of allowance for loan losses of $3,061,241 in 2002 and $4,019,302 in 2001	186,438,697	164,915,834
Premises and equipment, net	8,417,498	9,040,612
Accrued interest receivable and other assets	4,061,458	5,233,301

Total assets	$293,924,448 ==========	$306,345,312 =========

LIABILITIES
Deposits
Noninterest-bearing	$28,279,135	$29,721,134
Interest-bearing	201,697,931	221,708,596
Total deposits	229,977,066	251,429,730
Securities sold under repurchase agreements	13,533,399	14,957,025
Federal Home Loan Bank borrowings	15,535,407	6,359,788
Accrued interest payable and other liabilities	1,222,277	877,632
Total liabilities	260,268,149	273,624,175

SHAREHOLDERS' EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,667,786 shares	16,673,667	16,673,667
Additional paid-in capital	6,413,915	6,413,915
Retained earnings	11,523,001	10,571,152
Treasury stock at cost: 35,873 shares in 2002 and 39,077 shares in 2001	(1,104,535)	(1,204,018)
Accumulated other comprehensive income	150,251	266,421
Total shareholders' equity	33,656,299	32,721,137
Total liabilities and shareholders' equity	$293,924,448 ==========	$306,345,312 =========

See note to consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income
Loans, including fees	$3,149,585	$3,920,336	$9,421,966	$13,026,316
Taxable securities	371,636	561,035	1,338,668	1,666,857
Non-taxable securities	547,387	603,522	1,680,353	1,816,110
Other	58,290	213,287	171,784	406,416
Total interest income	4,126,898	5,298,180	12,612,771	16,915,699

Interest expense
Deposits	1,300,877	2,703,736	4,610,626	8,413,260
Other	216,850	163,297	496,590	613,891
Total interest expense	1,517,727	2,867,033	5,107,216	9,027,151
Net interest income	2,609,171	2,431,148	7,505,555	7,888,548
Provision (credit) for loan losses	(321,000)	(2,525,853)	(562,521)	183,110

Net interest income after provision for loan losses	2,930,171	4,957,001	8,068,076	7,705,438

Non-interest income
Service charge on deposit accounts	201,980	182,523	609,807	551,895
Gain on sale of securities	---	24,996	114,822	62,583
Trust and financial services	80,420	96,583	277,902	300,764
Other income	213,853	195,725	568,669	582,528
Total non-interest income	496,253	499,827	1,571,200	1,497,770

Non-interest expense
Salaries and employee benefits	1,391,231	1,307,852	4,092,045	3,934,737
Occupancy expense	171,661	157,678	460,151	481,227
Equipment expense	132,307	140,241	400,731	385,147
State franchise tax	95,221	100,372	282,053	259,443
Professional and director fees	195,557	431,139	634,160	1,324,940
Other expenses	740,705	782,022	2,275,053	2,410,438
Total non-interest expense	2,726,682	2,919,304	8,144,193	8,795,932

Income before income taxes	699,742	2,537,524	1,495,083	407,276
Federal income tax provision (credit)	64,085	683,472	(21,821)	(396,950)

Net income	$635,657 =======	$1,854,052 ========	$1,516,904 ========	$804,226 =======
Basic and diluted earnings per share	$0.24 ====	$0.71 ====	$0.58 ====	$0.31 ====

See note to consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Balance at beginning of period	$33,278,296	$30,674,847	$32,721,137	$31,539,934

Net income	635,657	1,854,052	1,516,904	804,226
Other comprehensive income (loss), net of income tax	(24,006)	230,813	(116,170)	415,658
Total comprehensive income	611,651	2,084,865	1,400,734	1,219,884

Dividends declared ($0.10 and $0.20 per share in 2002)	(263,191)	---	(526,143)	---

Purchase of treasury shares (2 and 11 shares in 2002 and 4 and 10 shares in 2001)	(30)	(56)	(192)	(162)

Treasury shares used for the dividend reinvestment program (reissued 1,585 and 3,215 shares in 2002)	29,573	---	60,763	---

Balance at end of period	$33,656,299 =========	$32,759,656 =========	$33,656,299 =========	$32,759,656 =========

See note to consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2002	2001

Net cash flows from operating activities	$2,832,864	$352,817

Cash flows from investing activities
Securities available-for-sale
Proceeds from maturities, calls and repayments	19,521,306	19,925,000
Proceeds from sales	3,125,516	---
Purchases	(9,132,731)	(27,770,000)
Securities held to maturity
Proceeds from maturities, calls and repayments	5,165,000	10,250,000
Net change in loans	(20,816,743)	26,730,491
Premises and equipment expenditures, net	(243,761)	(446,451)
Net cash from investing activities	(2,381,413)	28,689,040

Cash flows from financing activities
Net change in deposits	(21,452,664)	(2,306,139)
Net change in securities sold under repurchase agreements	(1,423,626)	(2,038,952)
Proceeds from FHLB borrowings	10,000,000	---
Principal payments on FHLB borrowings	(824,381)	(1,933,860)
Purchase of treasury shares	(192)	(162)
Cash dividends paid	(202,189)	---
Net cash from financing activities	(13,903,052)	(6,279,113)

Net change in cash and cash equivalents	(13,451,601)	22,762,744

Cash and cash equivalents at beginning of period	34,548,519	15,852,622

Cash and cash equivalents at end of period	$21,096,918 =========	$38,615,366 =========

Supplemental disclosures
Interest paid	$5,280,567	$9,071,910
Income taxes paid	---	---

See note to consolidated financial statements.

CSB BANCORP, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include CSB Bancorp, Inc. and its wholly-owned subsidiary, The Commercial & Savings Bank (together referred to as “the Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2002, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  The Annual Report for the Company for the year ended December 31, 2001, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended September 30, 2002, are not necessarily indicative of the operating results for the full year or any future interim period.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc.  and it’s wholly-owned subsidiary, The Commercial & Savings Bank ("the Bank"), collectively referred to as “the Company”, at September 30, 2002, compared to December 31, 2001, and the consolidated results of operations for the nine month and quarterly periods ending September 30, 2002 compared to the same periods in 2001.  The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements.  This discussion should be read in conjunction with the interim consolidated financial statements and related footnote.

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

FINANCIAL CONDITION

Total assets were $293.9 million at September 30, 2002, compared to $306.3 million at December 31, 2001, representing a decrease of $12.4 million or 4.1%. Cash and cash equivalents decreased $13.5 million, or 38.9%, during the nine month period ending September 30, 2002, including a $15.6 million decrease in Federal funds sold. Total securities decreased approximately $18.7 million, or 20.2%, during the nine month period.

The decreases in cash and cash equivalents and securities were primarily used to fund cash outflows for deposits which decreased $21.5 million, or 8.5%, during the nine month period.  This outflow was partially due to the continued maturity of higher rate certificates of deposit in a low, but competitive, rate environment. Securities sold under repurchase agreements decreased $1.4  million, or 9.5%,  during  the  nine  month  period  ended  September  30, 2002.  During the

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

second quarter of 2002, the Bank borrowed $10.0 million from the Federal Home Bank of Cincinnati for an 18-month term as part of a strategy of the Bank’s Asset/Liability Committee to take advantage of low cost funding alternatives in the current interest rate environment.

Net loans increased $21.5 million, or 13.1% during the nine month period ended September 30, 2002.  This increase was due to a combination of increased loan production within the Bank’s market area and loan participations with other banks.  The allowance for loan losses amounted to $3.1 million, or 1.62% of total loans, at September 30, 2002, compared to $4.0 million, or 2.38% of total loans at December 31, 2001.  The components of the change in the allowance for loan loss during the nine month period ended September 30, 2002, included a negative provision of $563,000 and net loan charge-offs of $395,000.  The negative provision resulted from significant progress made in reducing classified assets during the nine months ended September 30, 2002, including the successful workout of several large problem credits. Loans past due more than 90 days and loans placed on nonaccrual status were approximately $2.4 million, or 1.3% of total loans at September 30, 2002, compared to $3.3 million, or 1.9% of total loans at December 31, 2001.

At September 30, 2002, the ratio of net loans to deposits was 81.1%, compared to 65.6% at the end of 2001. The increase in this ratio is due to the aforementioned loan growth and deposit shrinkage experienced during the nine months ended September 30, 2002.

Total shareholders’ equity increased to $33.7 million, or 11.45% of total assets, primarily due to year-to-date net income of $1.5 million less dividends declared of $526,000.  The Company and its subsidiary met all regulatory capital requirements at September 30, 2002.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2002, was $1.5 million, or $0.58                    per share, as compared to $804,000, or $0.31 per share during the same period in 2001.  The increase in net income for 2002 is primarily due to the aforementioned negative loan loss provision of $563,000 (compared to a $183,000 provision in 2001) and a $691,000 (52.1%) decrease in professional and director fees, offset by a $383,000 (4.9%) decrease in net interest income and a $375,000 decrease in the federal income tax credit.

A provision of $183,000 was made to the allowance for loan losses in 2001 based on management’s analysis.  Based on ongoing analysis and significant progress in the resolution of and reduction in classified assets, the Company removed $563,000 from the allowance for loan losses for the nine month period of the current year.  Non-interest income increased $73,000, or 4.9%, and non-interest expense decreased $652,000, or 7.4%.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ended September 30, 2002, the Company recorded net income of $636,000, or $0.24 per share, as compared to $1.9 million, or $0.71 per share for the same period in 2001.  During the third quarter of 2001, a negative provision for loan losses of $2.5 million was recorded as a result of the resolution of a significant classified credit.  Also, net interest income for the three months ended September 30, 2002 increased $178,000, or 7.3%, while non-interest expenses decreased $193,000, or 6.6%, as compared to the same quarter in 2001.

Interest income for the nine months ended September 30, 2002 was  $12.6 million, a decrease of $4.3 million, or 25.4%, over the same period last year, including interest and fees on loans decreasing $3.6 million, or 27.7%, due to lower interest rates and lower average outstanding loans.  Interest on securities decreased $464,000, or 13.3%, as short term interest rates fell and certain callable securities were called. The proceeds from many of these called and matured securities were used to fund loan growth. Other interest income decreased $235,000 as interest rates were significantly lower on federal funds sold.  Interest income for the quarter ended September 30, 2002 was $4.1 million, a decrease of $1.2 million, or 22.1%, compared to the same period in 2001.  This decrease was due to the reasons previously noted.

Interest expense decreased $3.9 million, or 43.4%, to $5.1 million for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001.  Interest expense on deposits decreased $3.8 million, or 45.2%, from the same period as last year, while interest expense on other borrowings decreased $117,000.  The decrease in deposit interest expense was caused by the lower rates on transaction accounts and certificates of deposit which reflect the 475 basis points decrease in short term rates by the Federal Reserve during 2001.  Interest expense for the quarter ended September 30, 2002 was $1.5 million, a decrease of $1.3 million, or 47.1%, from the same period in 2001.

The Bank reported a negative provision for loan losses of $563,000 during the first nine months of 2002, as compared to a provision of $183,000 in the same nine month period of 2001.  The negative provision was determined based on management’s calculation of the allowance for loan losses, which includes provisions for classified loans, as well as a provision for the remainder of the portfolio based on historical data, including past charge-offs, and current economic trends.  As mentioned previously, substantial progress has been made throughout 2002 in reducing classified assets.  The Bank reported a negative provision for loan losses for the three months ended September 30, 2002 of $321,000, compared to $2.5 million for the same quarter last year for the reasons stated above.

Non-interest income increased $73,000, or 4.9%, during the nine months ended September 30, 2002 as compared to the same period in 2001.  The increase in non-interest income was essentially due to a $52,000 increase in gain on sale of securities.  Non-interest expenses decreased $652,000, or 7.4%, for the nine months ended September 30, 2002, compared to the same period in 2001.  Salaries and employee benefits increased $157,000, or 4.0%; occupancy expense decreased $21,000, or 4.4%; and other expenses decreased $135,000 or 5.6%. The aforementioned  $691,000  decrease  in  professional  and  director  fees resulted from significant

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

consulting and other professional costs incurred in 2001 relating to the Bank’s compliance with the Written Agreement. The $375,000 decrease in the federal income tax credit resulted from a corresponding change in income before income taxes.

Non-interest income for the quarter ended September 30, 2002 was $496,000, a decrease of $4,000 compared to the same quarter in 2001.  Non-interest expenses for the three month period decreased $193,000, or 6.6%, compared to last year’s period.  This decrease was due to reasons previously noted.

CSB BANCORP, INC.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2002 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.  Management performs a quarterly analysis of the Company’s interest rate risk.  All positions are currently within the Board-approved policy limits.

ITEM 4.

CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company have reviewed, as of a date within ninety days of this filing, the disclosure controls and procedures that ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely and proper manner.  Based upon this review, the Company believes that there are adequate controls and procedures in place.  There are no significant changes in the internal controls or other factors that could affect the internal controls after the date of the evaluation.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended September 30, 2002

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

FORM 10-Q

Quarter ended September 30, 2002

PART II - OTHER INFORMATION

Item 6 -

Exhibits and Reports on Form 8-K:

 (a)

Exhibits:

Exhibit

 Number

Description of Document

3.1

Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Company’s 1994 Form 10-KSB)

3.1.1

Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to the Company’s 1998 Form 10-K)

3.2

Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form 10-SB)

  11

Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof)

  99

CEO / CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 the Sarbanes-Oxey Act of 2002

(b)

Reports on Form 8-K:

Form 8-K dated July 10, 2002 containing a letter to shareholders that included an announcement of quarterly dividends to shareholders

Form 8-K dated July 24, 2002, as amended July 29, 2002, containing a quarterly report to shareholders that included financial statements for the period ended June 30, 2002

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

(the Company)

Date:  November 14, 2002

/s/ C. JAMES BESS

C. James Bess

President

Chief Executive Officer

Date:  November 14, 2002

/s/ A. LEE MILLER

A. Lee Miller

Senior Vice President

Chief Financial Officer

CSB BANCORP, INC.

CERTIFICATIONS

President and Chief Executive Officer

I, C. James Bess, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of CSB Bancorp, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ C. JAMES BESS

C. James Bess

President and

Chief Executive Officer

CSB BANCORP, INC.

Senior Vice President and Chief Financial Officer

I, A. Lee Miller, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of CSB Bancorp, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as    of a date within ninety days prior to the filing date of this quarterly report (the "Evaluation  Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ A. LEE MILLER

A. Lee Miller

Senior Vice President and

Chief Financial Officer

Index to Exhibits

Exhibit

Sequential

Number

Description of Document

Page

11

Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof)

19

99

CEO/CFO Certification pursuant to Section 906 of

the Sarbanes-Oxley Act of 2002

20

CSB BANCORP, INC.

EXHIBIT 11

STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Basic Earnings Per Share
Net income	$635,657	$1,854,052	$1,516,904	$804,226

Weighted average common shares	2,631,760	2,624,370	2,630,224	2,624,373

Basic Earnings Per Share	$0.24 ====	$0.71 ====	$0.58 ====	$0.31 ====

Diluted Earnings Per Share
Net income	$635,657	$1,854,052	$1,516,904	$804,226

Weighted average common shares	2,631,760	2,624,370	2,630,224	2,624,373
Weighted average effect of assumed stock options	3,032	33	3,740	1,367

Total	2,634,792	2,624,403	2,633,964	2,625,740

Diluted Earnings Per Share	$0.24 ====	$0.71 ====	$0.58 ====	$0.31 ====

CSB BANCORP, INC.

EXHIBIT 99

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of CSB Bancorp, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, C. James Bess, President and Chief Executive Officer, and A. Lee Miller, Senior Vice President and Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ C. JAMES BESS	/s/ A. LEE MILLER
C. James Bess President and Chief Executive Officer	A. Lee Miller Senior Vice President and Chief Financial Officer