Form 10-K
period 2002-12-31
CSB BANCORP INC /OH
filed 2003-03-31
CIK 880417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

        1934

        For the fiscal year ended December 31, 2002

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

Yes  [X]     No  [  ]

Indicate by check mark if disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  [  ]  No  [X]

At June 30, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $18.75 per share (such price being the average of the bid and asked prices on such date) was  $51.3 million.

At March 20, 2003, there were outstanding 2,633,812 of the registrant’s Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s 2002 Annual Report to Shareholders.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

CSB Bancorp, Inc. (the “Company”) was incorporated under the laws of the State of Ohio on June 28, 1991, at the direction of management of The Commercial and Savings Bank (the “Bank”) for the purpose of becoming a bank holding company by acquiring all outstanding shares of the Bank.  The Company acquired all such shares of the Bank following an interim bank merger, which transaction was consummated on January 31, 1992.  The Bank is a commercial bank chartered under the laws of the State of Ohio and was organized in 1879.  The Bank is the wholly owned subsidiary of the Company and its only significant asset.

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

Employees

At December 31, 2002, the Bank employed 128 employees, 116 of which were employed on a full-time basis.  The Company has no separate employees not also employed by the Bank.  No employees are covered by collective bargaining agreements.  Management considers its employee relations to be good.

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

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (“Gramm-Leach”) that permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  Gramm-Leach may significantly change the competitive environment in which the Company conducts business.  See “Financial Modernization” for further discussion.

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

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission’s Industry Guide 3, or a specific reference as to the location of required disclosures in the Company’s 2002 Annual Report to Shareholders (the “Annual Report”).

I.  Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

A&B. Average Balance Sheet and Related Analysis of Net Interest Earnings:  The information set forth under the heading “Average Balances, Rates and Yields” which is incorporated by reference pursuant to Part II, Item 7 of  this document, is incorporated herein by reference.

C.  Interest Differential:  The information set forth under the heading “Rate/Volume Analysis of Changes in Income and Expense” which is incorporated by reference pursuant to Part II, Item 7 of this document, is incorporated herein by reference.

II.  Securities Portfolio

A.  The following is a schedule of the carrying value of securities at December 31, 2002, 2001 and 2000.

(In thousands of dollars)	2002	2001	2000
Securities available for sale (at fair value)
U.S. Treasury securities	$ -	$ -	$ 1,002
U.S. Government corporations and agencies	18,675	32,444	22,866
Mortgage-related securities	3,339	1,004	991
Other securities	3,251	2,484	2,331
	$25,265	$35,932	$27,190
Securities held to maturity (at amortized cost)
U.S. Treasury securities	$102	$102	$ 102
U.S. Government corporations and agencies	7,001	8,002	18,496
Obligations of states and political subdivisions	40,720	48,571	50,762
	$47,823	$56,675	$69,360

B.  The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2002:

(In thousands of dollars)
	------------------------------------Maturing------------------------------------
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Treasury
U.S. Government corporations and agencies	$2,003	1.54%	$16,672	3.66%
Mortgage-related							3,339	4.05
Corporate notes			658	5.20
Total	$2,003	1.54%	$17,330	3.72%			$3,339	4.05%
Held to maturity
U.S. Treasury							$102	7.70%
U.S. Government corporations and agencies	5,001	5.52	2,000	5.71
Obligations of states and political subdivisions	4,098	6.77	18,284	7.08	18,338	7.56
Total	$9,099	6.08%	$20,284	6.94%	$18,338	7.56%	$102	7.70%

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

C.  Excluding holdings of U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the Company’s consolidated shareholders’ equity at December 31, 2002.

III.  Loan Portfolio

A.  Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:

(In thousands of dollars)	2002	2001	2000	1999	1998
Commercial	$74,907	$68,180	$85,458	$86,186	$86,971
Commercial real estate	41,665	31,170	39,122	35,690	33,137
Residential real estate	65,653	55,228	56,342	31,511	33,685
Residential real estate loans held for sale	-	-	-	20,533	23,636
Construction	5,453	1,255	7,543	7,447	3,155
Installment and credit card	12,382	13,518	18,033	17,645	16,992
Total loans	$200,060	$169,351	$206,498	$199,012	$197,576

B.  Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding real estate mortgage and installment loans, as of December 31, 2002:

	---------------------------------Maturing-----------------------------
(In thousands of dollars)	One Year or Less	One Through Five Years	After Five Years	Total
Commercial	22,577	34,340	17,990	74,907
Commercial real estate	426	16,547	24,692	41,665
Construction	145	1,853	3,455	5,453
Total	23,148	52,740	46,137	122,025

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and real estate construction loans due after one year from December 31, 2002.

(In thousands of dollars)	Fixed Rate	Variable Rate
Total commercial, commercial real estate and construction loans due after one year	26,370	72,507

C.  Risk Elements

1.  Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans.

	December 31
(In thousands of dollars)	2002	2001	2000	1999	1998
(a) Loans accounted for on a nonaccrual basis	$1,721	$3,159	$1,119	$ 529	$ 567
(b) Accruing loans that are contractually past due 90 days or more as to interest or principal payments	-	119	226	1,008	890
(c) Loans which are “troubled debt restructuring” as defined in Statement of Financial Accounting standards No. 15 (exclusive of loans in (a) or (b) above):	-0-	-0-	-0-	-0-	-0-
Totals	$1,721	$3,278	$1,345	$1,537	$1,457

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

(d)  Impaired Loans - Information regarding impaired loans at December 31 is as follows:

(In thousands of dollars)	2002	2001	2000
Balance of impaired loans at December 31	$916	$4,303	$11,967
Less portion for which no allowance for loan loss is allocated	-	634	94
Portion of impaired loan balance for which an allowance for loan losses is allocated	916	3,669	11,873
Portion of allowance for loan losses allocated to the impaired loan balance at December 31	239	1,061	3,276

Interest income recognized on impaired loans during the year represented $105,000 while $225,000 would have been recognized had the loans been performing under their contractual terms.

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

2.  Potential Problem Loans - At December 31, 2002, no loans were identified that management has serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in item III.C.1.  On a monthly basis, the Company internally classifies certain loans based on various factors.  At December 31, 2002, these amounts, including impaired and nonperforming loans, amounted to $6.0 million of substandard loans and $750,000 of doubtful loans.

3.  Foreign Outstandings - There were no foreign outstandings during any period presented.

4.  Loan Concentrations - As of December 31, 2002, there are no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A above.

D.  Other Interest-Bearing Assets - As of December 31, 2002, there are no other interest-bearing assets required to be disclosed under Item III.C.1 or 2 if such assets were loans.

IV.  Summary Of Loan Loss Experience

A.  The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(In thousands of dollars)	2002	2001	2000	1999	1998
LOANS
Average loans outstanding during period	$181,147	$186,665	$208,193	$191,112	$187,198
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$4,019	$7,460	$3,419	$2,888	$2,349
Loans charged off:
Commercial	(429)	(1,585)	(1,633)	(417)	(350)
Commercial real estate	(342)	(1,441)	(6)	(0)	(37)
Residential real estate	(154)	(151)	(18)	(4)	(76)
Installment and credit card	(240)	(571)	(590)	(184)	(105)
Total loans charged off	(1,165)	(3,748)	(2,247)	(605)	(568)
Recoveries of loans previously charged off:
Commercial	244	126	52	7	1
Commercial real estate	0	0	0	0	0
Residential real estate	36	42	0	1	15
Installment	153	104	94	28	40
Total loan recoveries	433	272	146	36	56
Net loans charged off	(732)	(3,476)	(2,101)	(569)	(512)
Provision charged to operating expense	(586)	35	6,142	1,100	1,051
Balance at end of period	$2,701	$4,019	$7,460	$3,419	$2,888
Ratio of net charge-offs to average loans outstanding for period	.40%	1.86%	1.01%	.30%	.27%

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

	-----Allocation of the Allowance for Loan Losses ----- (In thousands of dollars)
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	December 31, 2002		December 31, 2001		December 31, 2000		December 31, 1999		December 31, 1998
Commercial	$809	37.44%	$2,011	40.26%	$3,879	41.39%	$1,114	43.31%	$1,181	44.02%
Commercial real estate	908	20.82	1,132	18.41	2,486	18.95	863	17.93	748	16.77
Residential real estate	491	32.82	370	32.61	214	27.28	773	26.15	302	29.01
Construction	35	2.73	0.74		0	3.65	0	3.74	0	1.60
Installment and credit card	231	6.19	401	7.98	628	8.73	317	8.87	237	8.60
Unallocated	227	-	105	-	253	-	352	-	420	-
Total	$2,701	100.00%	$4,019	100.00%	$7,460	100.00%	$3,419	100.00%	$2,888	100.00%

V.  Deposits

A. & B.  The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average Amounts Outstanding Year ended December 31			Average Rate Paid Year ended December 31
	2002	2001	2000	2002	2001	2000
(In thousands of dollars)
Noninterest-bearing demand	$27,884	$26,446	$29,379	N/A	N/A	N/A
Interest-bearing demand deposits	44,456	40,625	37,840.92%		1.56%	2.18%
Savings deposits	35,759	33,508	35,663.99		2.08	2.85
Time deposits	126,981	160,098	161,913	3.94	5.86	5.79
Total deposits	$235,080	$260,677	$264,795

C. and E.  There were no foreign deposits in any period presented.

D.  The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2002:

(In thousands of dollars)
Three months or less	$6,590
Over three through six months	5,955
Over six through twelve months	6,857
Over twelve months	9,345
Total	$28,747

VI.  Return On Equity and Assets

	2002	2001	2000
Return on average assets	0.65%	0.34%	.10%
Return on average shareholders’ equity	5.76	3.32	1.00
Dividend payout ratio	41.04	24.78	368.89
Average shareholders’ equity to average assets	11.30	10.16	9.85

VII.  Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase and federal funds purchased.  Securities sold under agreements to repurchase generally mature within three months from the transaction date.  Federal funds purchased generally have overnight terms.  Information concerning short-term borrowings is summarized as follows:

Dollars in thousands	2002	2001	2000
Securities sold under agreements to repurchase and federal funds purchased at period-end	$14,448	$14,957	$15,584
Weighted average interest rate at period-end	.76%	0.53%	4.89%
Maximum outstanding at any month-end during the year	15,596	16,890	15,584
Average amount outstanding	13,760	12,930	13,234
Weighted average rates during the year	.82%	2.11%	4.46%

ITEM 2 - PROPERTIES

The Bank owns and operates its main office at 6 West Jackson Street, Millersburg, Ohio 44654.  The Bank also operates eight branches and one other property as noted below:

The Berlin Branch, 4587  S. R. 39, Suite B, Berlin, Ohio 44610 (leased)

The South Clay Branch, 91 S. Clay Street, Millersburg, Ohio 44654 (owned)

The Winesburg Branch, 2225 U.S. 62, Winesburg, Ohio 44690 (owned)

The Clinton Commons Branch, 2101 Glen Drive, Millersburg, Ohio 44654 (leased)

The Walnut Creek Branch, 4980 Old Pump Street, Walnut Creek, Ohio 44687 (owned)

The Charm Office, 4440 C.R. 70, Charm, Ohio 44617 (leased)

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

No matter was submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information contained in the section captioned “Common Stock and Shareholder Information” on page 27 of the Annual Report is incorporated herein by reference.

ITEM 6 – SELECTED FINANCIAL DATA

Information contained in the section captioned “Selected Financial Data” on page 17 of the Annual Report is incorporated herein by reference.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained in the section captioned “2002 Financial Review” on pages 16 through 27 of the Annual Report is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information contained in the section captioned “ Quantitative and Qualitative Disclosures About Market Risk” on page 24 of the Annual Report is incorporated herein by reference.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information contained in the consolidated financial statements and related notes and the report of independent auditors thereon, on pages 28 through 52 of the Annual Report is incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information contained in the section captioned “Change in Registrant’s Certifying Accountant” on page 26 of the Annual Report is incorporated herein by reference.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained in the section captioned “ELECTION OF DIRECTORS” on pages 5 through 8 of the Company’s proxy statement for the Company’s Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 25, 2003 (the “Proxy Statement”) and information contained in the section captioned “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” on page 4 of the Proxy Statement is incorporated herein by reference.

ITEM 11 – EXECUTIVE COMPENSATION

Information contained in the section captioned “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION” on pages  8 and 9 of the Proxy Statement, the section captioned “EXECUTIVE COMPENSATION” on pages 11 through 14 of the Proxy Statement and the section captioned “PERFORMANCE GRAPH” on page 15 of the Proxy Statement, is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained in the section captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” on pages 2 through 4 of the Proxy Statement is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained in the section captioned “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” on pages  15 and 16 of the Proxy Statement is incorporated herein by reference.

ITEM 14 – CONTROLS AND PROCEDURES

(a)

Evaluation Of Disclosure Controls And Procedures

Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), an evaluation of the effectiveness of the Company's disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b)

Changes In Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K      .

(a) Exhibits

Exhibit Number	Description of Document
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB)
3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K)
3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)
4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)
10.1	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant’s Form 10-SB)
10.2	Second amendment to Employment Agreement between CSB Bancorp, Inc. and C. James Bess
10.3	Employment Agreement between CSB Bancorp, Inc. and Kelly W. George
10.4	Employment Agreement between CSB Bancorp, Inc. and Michael J. Saporito
11	Statement Regarding Computation of Per Share Earnings
13	Excerpts of CSB Bancorp, Inc. 2002 Annual Report to Shareholders
21	Subsidiary of CSB Bancorp, Inc.
23.1	Consent of Clifton Gunderson LLP
23.2	Consent of Crowe, Chizek and Company LLP
24	Powers of Attorney
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

1.  Form 8-K dated October 11, 2002 containing a report to shareholders and announcing a dividend to shareholders.

2.  Form 8-K dated October 17, 2002 containing a report to shareholders that included its financial statements for the period ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

/s/ C. JAMES BESS
C. James Bess, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March                        .

Signatures	Title
/s/ C. JAMES BESS	President and Chief Executive Officer (Principal Executive Officer)
C. James Bess

/s/ A. LEE MILLER	Senior Vice President and Chief Financial Officer
A. Lee Miller

/s/ PAMELA S. BASINGER	Financial Officer and Principal Accounting Officer
Pamela S. Basinger

/s/ RONALD E. HOLTMAN	Director
Ronald E. Holtman

/s/ JEFFREY A. ROBB, SR.	Director
Jeffrey A. Robb, Sr.

/s/ J. THOMAS LANG	Director
J. Thomas Lang

/s/ ROBERT K. BAKER	Director
Robert K. Baker

/s/ DANIEL J. MILLER	Director
Daniel J. Miller

/s/ JOHN R. WALTMAN	Director
John R. Waltman

/s/ SAMUEL M. STEIMEL	Director
Samuel M. Steimel

/s/ EDDIE L. STEINER	Director
Eddie L. Steiner

CERTIFICATIONS

Senior Vice President and Chief Financial Officer

I, A. Lee Miller, certify that:

I have reviewed this annual report on Form 10-K of CSB Bancorp, Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this annual report (the "Evaluation Date"); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ A. LEE MILLER

A. Lee Miller

Senior Vice President and

Chief Financial Officer

Chairman of the Board, President and Chief Executive Officer

I, C. James Bess, certify that:

I have reviewed this annual report on Form 10-K of CSB Bancorp, Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this annual report (the "Evaluation Date"); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ C. JAMES BESS

C. James Bess

Chairman of the Board, President

and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document	Sequential Page
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-SB)	N/A
3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K).	N/A
3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A
4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A
10.1	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant’s Form 10-SB).	N/A
10.2	Second amendment to Employment Agreement between CSB Bancorp, Inc. and C. James Bess	N/A
10.3	Employment Agreement between CSB Bancorp, Inc. and Kelly W. George	N/A
10.4	Employment Agreement between CSB Bancorp, Inc. and Michael J. Saporito	N/A
11	Statement Regarding Computation of Per Share Earnings	N/A
13	Excerpts of the CSB Bancorp, Inc. 2002 Annual Report to Shareholders	N/A
21	Subsidiary of CSB Bancorp, Inc.	N/A
23.1	Consent of Clifton Gunderson LLP	N/A
23.2	Consent of Crowe, Chizek and Company LLP	N/A
24	Powers of Attorney	N/A
99.1	Certification of Chief Executive Officer	N/A
99.2	Certification of Chief Financial Officer	N/A