Form 10-Q
period 2003-03-31
CSB BANCORP INC /OH
filed 2003-05-13
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  MARCH 31, 2003

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

(330) 674-9015

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)

No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes (  )

No (X)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Outstanding at April 28, 2003:

2,636,659 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2003

Table of Contents

Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets

3

Consolidated Statements of Income

4

Condensed Consolidated Statements of Shareholders' Equity

5

Condensed Consolidated Statements of Cash Flows

6

Note to Consolidated Financial Statements

7

ITEM 2 -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

8

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

11

ITEM 4 – CONTROLS AND PROCEDURES……………………………………………….    12

Part II - Other Information

Other Information

12

Signatures

13

CSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Cash and due from banks	$14,063,047	$12,079,581
Interest-bearing deposits with other banks	137,335	192,115
Federal funds sold	---	10,293,000
Total cash and cash equivalents	14,200,382	22,564,696
Securities available-for-sale, at fair value	20,368,939	22,671,668
Securities held-to-maturity (Fair value of $49,111,990 in 2003 and $50,756,761 in 2002)	46,251,625	47,822,882
Restricted stock, at cost	2,619,800	2,593,500
Total securities	69,240,364	73,088,050
Loans, net of allowance for loan losses of $2,560,959 in 2003 and $2,700,643 in 2002	206,153,962	197,109,272
Premises and equipment, net	8,980,075	9,070,238
Accrued interest receivable and other assets	3,203,161	2,880,868

Total assets	$301,777,944	$304,713,124

LIABILITIES
Deposits
Noninterest-bearing	$31,367,623	$32,397,210
Interest-bearing	202,249,267	207,578,723
Total deposits	233,616,890	239,975,933
Securities sold under repurchase agreements	13,276,228	14,448,384
Federal funds purchased	4,601,000	---
Federal Home Loan Bank borrowings	15,044,635	15,380,060
Accrued interest payable and other liabilities	1,198,484	1,166,463
Total liabilities	267,737,237	270,970,840

SHAREHOLDERS' EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,667,786 shares	16,673,667	16,673,667
Additional paid-in capital	6,413,915	6,413,915
Retained earnings	11,853,189	11,621,292
Treasury stock at cost: 34,976 shares in 2003 and 37,528 shares in 2002	(997,243)	(1,088,312)
Accumulated other comprehensive income	97,179	121,722
Total shareholders' equity	34,040,707	33,742,284
Total liabilities and shareholders' equity	$301,777,944	$304,713,124

See note to consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Interest income
Loans, including fees	$3,173,099	$3,150,995
Taxable securities	292,932	526,684
Non-taxable securities	483,777	575,104
Other	9,340	61,667
Total interest income	3,959,148	4,314,450

Interest expense
Deposits	1,027,368	1,794,590
Other	198,946	110,747
Total interest expense	1,226,314	1,905,337

Net interest income	2,732,834	2,409,113
Provision (credit) for loan losses	(71,000)	---

Net interest income after provision for loan losses	2,803,834	2,409,113

Non-interest income
Service charges on deposit accounts	185,360	209,125
Gain on sale of securities	---	114,822
Trust and financial services	93,141	93,318
Other income	189,193	165,026
Total non-interest income	467,694	582,291

Non-interest expenses
Salaries and employee benefits	1,308,711	1,352,568
Occupancy expense	168,602	149,367
Equipment expense	129,034	138,708
State franchise tax	104,095	92,296
Professional and director fees	182,811	206,331
Other expenses	699,443	759,430
Total non-interest expenses	2,592,696	2,698,700

Income before income taxes	678,832	292,704
Federal income tax provision (credit	81,000	(83,685)

Net income	$597,832	$376,389

Basic and diluted earnings per share	$ 0.23	$ 0.14

See note to consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Balance at beginning of period	$33,742,284	$32,721,137

Net income	597,832	376,389
Other comprehensive income, net of income tax	(24,543)	(254,476)
Total comprehensive income	573,289	121,913
Issuance of shares from treasury under dividend reinvestment program (3,554 shares)	59,106	---
Purchase of treasury shares (1,002 shares in 2003 and 4 shares in 2002)	(18,035)	(80)
Cash dividends declared, $0.12 per share	(315,937)	---

Balance at end of period	$34,040,707	$32,842,970

See note to consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Net cash from operating activities	$442,001	$ (330,101)

Cash flows from investing activities
Securities available-for-sale
Proceeds from maturities, calls, and repayments	10,597,000	7,128,000
Proceeds from sales	---	3,125,516
Purchases	(8,339,602)	(4,600,000)
Securities held to maturity
Proceeds from maturities, calls and repayments	1,565,000	1,555,000
Purchases	---	---
Net change in loans	(9,083,786)	(1,697,309)
Premises and equipment expenditures	(57,348)	(194,301)
Net cash from investing activities	(5,318,736)	5,316,906

Cash flows from financing activities
Net change in deposits	(6,359,043)	(16,730,444)
Net change in securities sold under repurchase agreements	(1,172,156)	(1,115,579)
Net change in federal funds purchased	4,601,000	---
Principal payments on FHLB borrowings	(335,425)	(384,938)
Purchase of treasury shares	(18,035)	(80)
Cash dividends paid	(203,920)	---
Net cash from financing activities	(3,487,579)	(18,231,041)

Net change in cash and cash equivalents	(8,364,314)	(13,244,236)

Cash and cash equivalents at beginning of period	22,564,696	34,548,519

Cash and cash equivalents at end of period	$14,200,382	$21,304,283

Supplemental disclosures
Interest paid	$1,206,156	$1,959,994
Income taxes paid	---	---

See note to consolidated financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include accounts of CSB Bancorp, Inc. and its wholly-owned subsidiary, The Commercial and Savings Bank (together referred to as the “Company” or “CSB”).  All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2003, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  The Annual Report for CSB for the year ended December 31, 2002, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended March 31, 2003, are not necessarily indicative of the operating results for the full year or any future interim period.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at March 31, 2003, compared to December 31, 2002, and the consolidated results of operations for the quarterly period ending March 31, 2003 compared to the same period in 2002.  The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements.  This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

Total assets were $301.8 million at March 31, 2003, compared to $304.7 million at December 31, 2002, representing a decrease of $2.9 million, or 1.0%. Cash and cash equivalents decreased $8.4 million, or 37.1%, during the quarter, including a $10.3 million decrease in federal funds sold. Total securities decreased approximately $3.8 million, or 5.3%, during the quarter.  Since one of the primary functions of the securities portfolio is to provide a source of liquidity, it is structured such that securities maturities and cash flows satisfy the Company’s liquidity needs and asset-liability management requirements.

The decreases in cash and cash equivalents and securities were used to fund cash outflows for deposit withdrawals and securities sold under agreements to repurchase which decreased $6.4 million, or     2.6%, and $1.2 million, or 8.1%, respectively, during the quarter.  The Bank has historically experienced an outflow of deposit funds during the first quarter of the year, partially due to the slowdown in tourism.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net loans increased $9.0 million, or 4.6% from December 31, 2002, to $206.2 million at March 31, 2003.  The loan growth in the first quarter of 2003 was primarily in commercial and commercial real estate loans and residential real estate loans. The allowance for loan losses amounted to $2.6 million, or 1.23% of total loans, at March 31, 2003, compared to $2.7 million, or 1.35% of total loans at December 31, 2002.  The components of the change in the allowance for loan loss during the quarter ended March 31, 2003, included net loan charge-offs of $69,000.  Loans past due more than 90 days and loans placed on nonaccrual status, were approximately $1.3 million, or 0.60% of total loans at March 31, 2003, compared to $1.7 million, or 0.86% of loans at December 31, 2002.

At March 31, 2003, the ratio of net loans to deposits was 88.2%, compared to 82.1% at the end of 2002. The increase in this ratio is due to deposit shrinkage normally experienced during the first quarter along with the loan growth during the three months ended March 31, 2003.

Total shareholders’ equity increased to $34.0 million, or 11.3% of total assets, primarily due to year-to-date net income of $598,000, less the dividend declared of $316,000.  The Company and its subsidiary met all regulatory capital requirements at March 31, 2003.

RESULTS OF OPERATIONS

Net income for the quarter ending March 31, 2003, was $598,000, or $0.23 per share, as compared to $376,000, or $0.14 per share during the same period last year, an increase of $222,000, or 58.8%.  The increase was a result of a $324,000, or 13.4%, increase in net interest income and a $106,000, or 3.9%, decrease in non-interest expenses, and a $71,000 credit for loan losses. These increases to net income were partially offset by a $115,000, or                           19.7%, decrease in non-interest income.  The decrease in non-interest income was essentially all due to a $115,000 gain on sale of securities in the first quarter of 2002.

Interest income for the quarter ended March 31, 2003 was $4.0 million, a decrease of $355,000, or 8.2%, over the same period last year.  Interest and fees on loans increased $22,000, or 0.7%, with the volume of loan growth more than offsetting the decrease in loan interest yields.  Interest on securities decreased $325,000, or 29.5%, as short term interest rates remained at historically low levels and certain callable securities were redeemed by the issuer.  Other interest income decreased $52,000, or 84.9%, due to federal funds sold being invested to fund growth of the loan portfolio.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense decreased $679,000, or 35.6%, to $1.2 million for the quarter ended March 31, 2003, compared to $1.9 million for the quarter ended March 31, 2002.  Interest expense on deposits decreased $767,000, or 42.8%, from the same period as last year.  This decrease was caused by a $5.3 million, or 2.2%, decrease in interest-bearing deposits, as well as higher rate certificate of deposits renewing at lower rates.

A credit for loan losses of $71,000 was recorded during the first quarter of 2003, as a result of an improvement in asset quality through the reduction and payoff of classified assets.

Non-interest income decreased $115,000 primarily as a result of the gain on sale of investment securities during the 2002 period, as noted previously.

Non-interest expenses decreased $106,000, or 3.9%, for the three months ended March 31, 2003, compared to the same period in 2002.  Salaries and employee benefits decreased $44,000, or 3.2%; occupancy expense increased $19,000, or 12.9%; professional and director fees decreased $24,000, or 11.4%; and other expenses decreased $60,000 or 7.9%. The provision for income taxes was $81,000 during the first quarter of 2003, as compared to a credit of $84,000 for the first quarter of 2002.

CSB BANCORP, INC.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 3  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2003 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  Management performs a quarterly analysis of the Company’s interest rate risk.  All positions are currently within the Board-approved policy limits.

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

Quarter ended March 31, 2003

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

Item 6 -

Exhibits and Reports on Form 8-K:

(a)

Exhibits:

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB)
3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K
3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)
10	Third amendment to Employment Agreement between CSB Bancorp, Inc. and C. James Bess
11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)
99	CEO / CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K:

Form 8-K dated January 10, 2003, containing a quarterly report to shareholders regarding fourth quarter 2002 earnings and announcing a dividend to shareholders.

Form 8-K dated January 24, 2003, containing a quarterly report to shareholders that included financial statements for the period ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

(Registrant)

Date:  May 12, 2003

/s/ C. JAMES BESS

C. James Bess

President

Chief Executive Officer

Date:  May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ A. LEE MILLER

A. Lee Miller

Senior Vice President and

Chief Financial Officer