Form 10-Q
period 2003-06-30
CSB BANCORP INC /OH
filed 2003-08-08
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  JUNE 30, 2003

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

Common stock, $6.25 par value

Outstanding at July 25, 2003:

 2,640,588 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED June 30, 2003

Table of Contents

Part I - Financial Information

CSB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$16,459,506	$12,079,581
Interest-bearing deposits with other banks	125,848	192,115
Federal funds sold	---	10,293,000
Total cash and cash equivalents	16,585,354	22,564,696

Securities available-for-sale, at fair value	21,736,251	22,671,668
Securities held-to-maturity (fair value of $46,748,342 in 2003 and $56,685,008 in 2002)	43,591,579	47,822,882
Restricted stock, at cost	2,642,900	2,593,500
Total securities	67,970,730	73,088,050

Loans, net of allowance for loan losses of $2,554,859 in 2003 and $2,700,643 in 2002	209,436,947	197,109,272
Premises and equipment, net	8,844,494	9,070,238
Accrued interest receivable and other assets	2,253,873	2,880,868

Total assets	$305,091,398	$304,713,124

LIABILITIES
Deposits
Noninterest-bearing	$28,941,879	$32,397,210
Interest-bearing	204,322,401	207,578,723
Total deposits	233,264,280	239,975,933
Securities sold under repurchase agreements	11,401,923	14,448,384
Federal funds purchased	4,800,000	---
Federal Home Loan Bank borrowings	19,820,507	15,380,060
Accrued interest payable and other liabilities	1,400,689	1,166,463
Total liabilities	270,687,399	270,970,840

SHAREHOLDERS' EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,667,786 shares	16,673,667	16,673,667
Additional paid-in capital	6,413,915	6,413,915
Retained earnings	12,060,039	11,621,292
Treasury stock at cost: 31,132 shares in 2003 and 37,456 shares in 2002	(881,891)	(1,088,312)
Accumulated other comprehensive income	138,269	121,722
Total shareholders' equity	34,403,999	33,742,284

Total liabilities and shareholders' equity	$305,091,398	$304,713,124

See note to consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income
Loans, including fees	$3,189,639	$3,121,386	$6,362,738	$6,272,381
Taxable securities	267,573	440,348	560,505	967,032
Non-taxable securities	480,284	557,862	964,061	1,132,966
Other	287	51,827	9,627	113,494
Total interest income	3,937,783	4,171,423	7,896,931	8,485,873

Interest expense
Deposits	972,039	1,515,159	1,999,407	3,309,749
Other	216,415	168,993	415,361	279,740
Total interest expense	1,188,454	1,684,152	2,414,768	3,589,489

Net interest income	2,749,329	2,487,271	5,482,163	4,896,384
Provision (credit) for loan losses	20,000	(241,521)	(51,000)	(241,521)

Net interest income after provision for loan losses	2,729,329	2,728,792	5,533,163	5,137,905

Non-interest income
Service charges on deposit accounts	204,836	198,702	390,196	407,827
Gain on sale of securities	---	---	---	114,822
Trust and financial services	94,217	104,164	187,358	197,482
Other income	260,084	189,790	449,277	354,816
Total non-interest income	559,137	492,656	1,026,831	1,074,947

Non-interest expenses
Salaries and employee benefits	1,341,189	1,348,246	2,649,900	2,700,814
Occupancy expense	161,844	139,123	330,446	288,490
Equipment expense	130,968	129,716	260,002	268,424
State franchise tax	98,498	94,536	202,593	186,832
Professional and director fees	226,984	232,272	409,795	438,603
Other expenses	704,369	774,918	1,403,812	1,534,348
Total non-interest expenses	2,663,852	2,718,811	5,256,548	5,417,511

Income before income taxes	624,614	502,637	1,303,446	795,341
Federal income tax provision (credit)	53,000	(2,221)	134,000	(85,906)

Net income	$571,614	$504,858	$1,169,446	$881,247

Basic and diluted earnings per share	$ 0.21	$ 0.19	$ 0.44	$ 0.33

See note to consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Balance at beginning of period	$34,040,707	$32,842,970	$33,742,284	$32,721,137

Net income	571,614	504,858	1,169,446	881,247
Other comprehensive income (loss), net of income tax	41,090	162,312	16,547	(92,164)
Total comprehensive income	612,704	667,170	1,185,993	789,083

Issuance of shares from treasury under dividend reinvestment program (3,848 and 7,402 shares in 2003 and 1,630 shares in 2002)	67,063	31,190	126,169	31,190

Purchase of treasury shares (4 and 1,006 shares in 2003 and 5 and 9 shares in 2002	(76)	(82)	(18,111)	(162)

Cash dividends declared ($0.12 and $0.24 per share in 2003 and $0.10 per share in 2002)	(316,399)	(262,952)	(632,336)	(262,952)

Balance at end of period	$34,403,999	$33,278,296	$34,403,999	$33,278,296

See note to consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002

Net cash from operating activities	$2,265,046	$1,406,782

Cash flows from investing activities
Securities available-for-sale
Proceeds from maturities, calls and repayments	15,751,000	13,282,306
Proceeds from sales	---	3,125,516
Purchases	(14,834,488)	(5,632,731)
Securities held to maturity
Proceeds from maturities, calls and repayments	4,220,000	2,565,000
Purchases		---
Net change in loans	(12,328,284)	(12,497,988)
Premises and equipment expenditures, net	(64,044)	(210,758)
Net cash from investing activities	(7,255,816)	631,345

Cash flows from financing activities
Net change in deposits	(6,711,653)	(18,931,963)
Net change in securities sold under repurchase agreements	(3,046,461)	(1,596,216)
Net change in federal funds purchased	4,800,000	---
Proceeds from FHLB borrowings	5,000,000	10,000,000
Principal reductions on FHLB borrowings, net	(559,553)	(638,401)
Purchase of treasury shares	(18,111)	(162)
Cash dividends paid	(452,794)	(100,246)
Net cash from financing activities	(988,572)	(11,266,988)

Net change in cash and cash equivalents	(5,979,342)	(9,228,861)

Cash and cash equivalents at beginning of period	22,564,696	34,548,519

Cash and cash equivalents at end of period	$16,585,354	$25,319,658

Supplemental disclosures
Interest paid	$2,450,751	$3,729,175
Income taxes paid	---	---

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

The consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2003, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  The Annual Report for CSB for the year ended December 31, 2002, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended June 30, 2003, are not necessarily indicative of the operating results for the full year or any future interim period.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at June 30, 2003, compared to December 31, 2002, and the consolidated results of operations for the six month and quarterly periods ending June 30, 2003 compared to the same periods in 2002.  The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements.  This discussion should be read in conjunction with the interim consolidated financial statements and related footnote.

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

FINANCIAL CONDITION

Total assets were $305.1 million at June 30, 2003, compared to $304.7 million at December 31, 2002, representing an increase of $378,000 or 0.1%. Cash and cash equivalents decreased $6.0 million, or 26.5%, during the six month period ending June 30, 2003, including a $10.3 million decrease in Federal funds sold. Total securities decreased $5.1 million, or 7.0%, during the six month period.

The decreases in cash and cash equivalents and securities were primarily used to fund the increase in the loan portfolio of $12.2 million, or 6.1%, during the six month period.  The decreases in the deposit portfolio of $6.7 million, or 2.8%, to $233.3 million and securities sold under repurchase agreements of $3.0 million, or 21.1%, were partially offset by an increase of $4.8 million in federal funds purchased and a $4.4 million, or 28.9%, increase in Federal Home Loan borrowings.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net loans increased $12.2 million, or 6.1% during the six month period ended June 30, 2003.  This increase was due to a combination of increased loan demand and production within the Company’s market area and loan participations with other banks.  The allowance for loan losses amounted to $2.6 million, or 1.21% of total loans, at June 30, 2003, compared to $2.7 million, or 1.35% of total loans at December 31, 2002.  The components of the change in the allowance for loan loss during the six month period ended June 30, 2003, included a negative provision of $51,000 and net loan charge-offs of $95,000.  The negative provision resulted from significant progress made in reducing classified assets during the six months ended June 30, 2003. Loans past due more than 90 days and still accruing interest and loans placed on nonaccrual status, aggregated $1.3 million, or 0.61% of total loans at June 30, 2003, compared to $1.7 million, or 0.86% of  total loans at December 31, 2002.

At June 30, 2003, the ratio of net loans to deposits was 89.8%, compared to 82.1% at the end of 2002. The increase in this ratio is due to loan growth coupled with deposit shrinkage experienced during the six months ended June 30, 2003.

Total shareholders’ equity increased to $34.4 million, or 11.3% of total assets, primarily due to year-to-date net income of $1.2 million less dividends declared of $632,000.  The Company and its subsidiary met all regulatory capital requirements at June 30, 2003.

RESULTS OF OPERATIONS

Net income for the six months ending June 30, 2003, was $1.2 million, or $0.44 per share, as compared to $881,000, or $0.33 per share during the same period in 2002.  The primary reason for this increase was the increase of $586,000 in net interest income to $5.5 million for the six months ended June 30, 2003.  Total non-interest expenses decreased $161,000, or 3.0%, as compared to the same six months of 2002.  These improvements in net income were partially offset by a decrease in the credit for loan loss of $191,000, or 78.9%, and a $48,000, or 4.5%, decrease in non-interest income.

For the quarter ended June 30, 2003, the Company recorded net income of $572,000, or $0.21 per share, as compared to net income of $505,000, or $0.19 per share, for the reasons previously discussed.  Non-interest income increased $66,000, or 13.5%, due to gains on loan sales and a gain on sale of other real estate owned (OREO).

Interest income for the six months ended June 30, 2003 was $7.9 million, a decrease of $589,000, or 6.9%, over the same period in 2002.  Interest on securities decreased $575,000, or 27.4%, as short term interest rates fell and certain callable securities were called.    Other interest

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

income decreased $104,000 as federal funds sold were reinvested in loan growth.  Interest income for the quarter ended June 30, 2003 was $3.9 million, a decrease of $234,000, or 5.6%, compared to the same period in 2002.  This decrease was due to the reasons previously noted.

Interest expense decreased $1.2 million to $2.4 million for the six months ended June 30, 2003, compared to the six months ended June 30, 2002.  Interest expense on deposits decreased $1.3 million, or 39.6%, from the same period as last year, while interest expense on other borrowings increased $136,000, or 48.5%.  The decrease in deposit interest expense was caused by the lower rates on transaction accounts and certificates of deposit, as well as an overall decrease in average interest-bearing deposit balances.   Interest expense for the quarter ended June 30, 2003 was $1.2 million, a decrease of $466,000, or 27.7%, from the same period in 2002.

The provision for loan losses was a credit of $51,000 during the first six months of 2003, as compared to a credit of $242,000 in the same six month period of 2002.  The provision or credit for loan loss is determined based on management’s calculation of the allowance for loan losses, which includes provisions for classified loans, as well as a provision for the remainder of the portfolio based on  historical data, including past charge-offs, and current economic trends.  As mentioned previously, substantial progress was made in reducing classified assets during 2003 and 2002.  The provision for loan losses for the quarter ended June 30, 2003 was $20,000, compared to a credit of $242,000 for the same quarter in 2002 for the reasons stated above.

Non-interest income decreased $48,000, or 4.5%, during the six months ended June 30, 2003 as compared to the same period in 2002.  The decrease in non-interest income was essentially due to a $115,000 gain on sale of securities recorded in the 2002 period offset by other aforementioned increases.  Non-interest expenses decreased $161,000, or 3.0%, for the six months ended June 30, 2003, compared to the same period in 2002.  Salaries and employee benefits decreased $51,000, or 1.9%; occupancy expense increased $42,000, or 14.5%; professional and director fees decreased $29,000, or 6.6%; and other expenses decreased $131,000 or 8.5%. The provision for income taxes was $134,000 during the first six months of 2003, as compared to a credit of $86,000 for the first six months of 2002.

Non-interest income for the quarter ended June 30, 2003 was $559,000, an increase of $66,000 compared to the same quarter in 2002. Gains of $37,000 on loan sales were recognized in the first six months of 2003, as compared to $2,000 in the same period of the prior year.  Also, a gain of $36,000 was recognized in the second quarter of 2003 on the sale of OREO.  Non-interest expenses for the quarter ended June 30, 2003 decreased $55,000, or 2.0%, compared to last year’s period.  This decrease was due to reasons previously noted.

In July 2003, the Company’s CEO resigned effective immediately.  Under the terms of his employment agreement, as amended, the Company has agreed to provide certain post employment benefits, consisting of cash payments for severance and vacation pay, as well

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

as certain health care and retirement plan benefits.  The employment agreement also provides for future payments in exchange for consulting services, to be provided at the Company’s request, through February 2004.  As a result, the Company will record severance expense of $337,000 during the third quarter of 2003.  Such amount represents an estimate of total payments to be made under the agreement, including payments relating to consulting services, since the Company has not determined if such services will be requested prior to February 2004.  The impact will reduce third quarter net income $222,000 ($.08 per share).

CSB BANCORP, INC.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2003 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  Management performs a quarterly analysis of the Company’s interest rate risk.  All positions are currently within the Board-approved policy limits.

CSB BANCORP, INC.

CONTROLS AND PROCEDURES

ITEM 4.    CONTROLS AND PROCEDURES

(a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer of the Company have carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures that ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Based upon this evaluation, these officers  have concluded that as of June 30, 2003, the Company’s disclosure controls and procedures were adequate.

(b)  Changes in internal control over financial reporting.  During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4 -

Submission of Matters to a Vote of Security Holders:

Our 2003 Annual Meeting of Shareholders was held on April 23, 2003.  Matters submitted to a vote of the security holders at the meeting was the election of three members to our Board of Directors, each to continue in office until the 2006 Annual Shareholders Meeting.

Nominee

 For

                   Against

Abstain

Ronald E. Holtman

1,794,880.9525

188,163.2864

0

Daniel J. Miller

1,594,996.1647

388,048.0742

0

Eddie L. Steiner

1,811,150.7291

171,893.5098

0

The following individuals continued as directors of CSB following the annual meeting of shareholders:

C. James Bess

J. Thomas Lang

Robert K. Baker

Samuel M. Steimel

John R. Waltman

Jeffrey A. Robb, Sr

Item 5 -

Other Information:

There are no matters required to be reported under this item.

FORM 10-Q

Quarter ended June 30, 2002

PART II - OTHER INFORMATION

Item 6 -

Exhibits and Reports on Form 8-K:

(a)

Exhibits:

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB)
3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K)
3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)
10	Employment Agreement with John J. Limbert (incorporated by reference to Registrant’s Form 8-K dated May 20, 2003, Exhibit 99.1)
11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications (CEO/CFO Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(b)

Reports on Form 8-K:

Form 8-K dated April 10, 2003, containing a letter to shareholders regarding first quarter 2003 earnings and announcing a dividend to shareholders.

Form 8-K dated April 18, 2003, containing a quarterly report to shareholders that included financial statements for the period ended

March 31, 2003.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June 30, 2002

PART II - OTHER INFORMATION

Form 8-K dated April 29, 3003, announcing the appointment of Robert K. Baker as Chairman of the Board of Directors.

Form 8-K dated May 16, 3003 announcing the hiring of John J. Limbert.

Form 8-K dated May 20, 2003, announcing the resignation of C. James Bess as President and the hiring of John J. Limbert as President.  Additionally, the employment agreement of John J. Limbert was attached.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

(Registrant)

Date:  August 7, 2003

/s/ JOHN J. LIMBERT

John J. Limbert

President

Chief Executive Officer

Date:  August 7, 2003

/s/ A. LEE MILLER

A. Lee Miller

Senior Vice President

Chief Financial Officer

CSB BANCORP, INC.

Index to Exhibits

Exhibit Number	Description of Document	Sequential Page

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB)
3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K)
3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)
10	Employment Agreement with John J. Limbert (incorporated by reference to Registrant’s Form 8-K dated May 20, 2003, Exhibit 99.1)
11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)	19
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	20
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22
32	Section 1350 Certifications (CEO/CFO Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	23