Form 10-Q
period 2003-09-30
CSB BANCORP INC /OH
filed 2003-11-14
CIK 880417

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2003

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                      Commission file number:   0-21714
                                                -------

                                CSB Bancorp, Inc.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                     34-1687530
------------------------------------     --------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

           6 W. Jackson Street, P.O. Box 232, Millersburg, Ohio 44654
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (330) 674-9015
                         -------------------------------
                         (Registrant's telephone number)

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

Common stock, $6.25 par value                Outstanding at October 24, 2003:
                                             2,644,385 common shares

                                CSB BANCORP, INC.
                                    FORM 10-Q
                        QUARTER ENDED September 30, 2003

--------------------------------------------------------------------------------



                                Table of Contents


                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS                                                                                 Page
                                                                                                              ----
Consolidated Balance Sheets.................................................................................    3

Consolidated Statements of Income...........................................................................    4

Consolidated Statements of Changes in Shareholders' Equity..................................................    5

Condensed Consolidated Statements of Cash Flows.............................................................    6

Note to the Consolidated Financial Statements...............................................................    7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................................    8


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK..................................................................................   12

ITEM 4 - CONTROLS AND PROCEDURES............................................................................   13


                                            Part II - Other Information

Other Information...........................................................................................   14

Signatures   ...............................................................................................   16

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                                CSB BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                          September 30,        December 31,
                                                              2003                2002
                                                          -------------       -------------
ASSETS
Cash and due from banks                                   $   9,910,392       $  12,079,581
Interest-bearing deposits with other banks                      114,192             192,115
Federal funds sold                                            3,859,000          10,293,000
                                                          -------------       -------------
     Total cash and cash equivalents                         13,883,584          22,564,696

Securities available-for-sale, at fair value                 30,235,371          22,671,668
Securities held-to-maturity (fair value of
     $43,774,016 in 2003 and $50,756,761 in 2002)            41,188,418          47,822,882
Restricted stock, at cost                                     2,666,500           2,593,500
                                                          -------------       -------------
     Total securities                                        74,090,289          73,088,050

Loans, net of allowance for loan losses of
     $2,426,696 in 2003 and $2,700,643 in 2002              206,959,071         197,109,272
Premises and equipment, net                                   8,668,058           9,070,238
Accrued interest receivable and other assets                  2,301,009           2,880,868
                                                          -------------       -------------
         Total assets                                     $ 305,902,011       $ 304,713,124
                                                          =============       =============

LIABILITIES
Deposits
     Noninterest-bearing                                  $  29,822,619       $  32,397,210
     Interest-bearing                                       207,321,108         207,578,723
                                                          -------------       -------------
         Total deposits                                     237,143,727         239,975,933

Securities sold under repurchase agreements                  13,227,041          14,448,384
Federal Home Loan Bank borrowings                            19,653,528          15,380,060
Accrued interest payable and other liabilities                1,461,442           1,166,463
                                                          -------------       -------------
     Total liabilities                                      271,485,738         270,970,840
                                                          -------------       -------------

SHAREHOLDERS' EQUITY
Common stock, $6.25 par value:  Authorized 9,000,000
     shares; issued 2,667,786 shares                         16,673,667          16,673,667
Additional paid-in capital                                    6,413,915           6,413,915
Retained earnings                                            12,029,741          11,621,292
Treasury stock at cost: 27,198 shares in 2003 and
      37,528 shares in 2002                                    (762,397)         (1,088,312)
Accumulated other comprehensive income                           61,347             121,722
                                                          -------------       -------------
     Total shareholders' equity                              34,416,273          33,742,284
                                                          -------------       -------------
         Total liabilities and shareholders' equity       $ 305,902,011       $ 304,713,124
                                                          =============       =============

--------------------------------------------------------------------------------
                 See note to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                Three Months Ended                      Nine Months Ended
                                                   September 30,                          September 30,
                                                   -------------                          -------------
                                               2003               2002               2003               2002
                                           ------------       ------------       ------------       ------------
INTEREST INCOME
     Loans, including fees                 $  3,099,353       $  3,149,585       $  9,462,091       $  9,421,966
     Taxable securities                         233,318            371,636            793,823          1,338,668
     Non-taxable securities                     471,344            547,387          1,435,405          1,680,353
     Other                                       10,352             58,290             19,979            171,784
                                           ------------       ------------       ------------       ------------
         Total interest income                3,814,367          4,126,898         11,711,298         12,612,771

INTEREST EXPENSE
     Deposits                                   933,509          1,300,877          2,932,916          4,610,626
     Other                                      207,539            216,850            622,900            496,590
                                           ------------       ------------       ------------       ------------
         Total interest expense               1,141,048          1,517,727          3,555,816          5,107,216
                                           ------------       ------------       ------------       ------------
NET INTEREST INCOME                           2,673,319          2,609,171          8,155,482          7,505,555
Credit for loan losses                             --             (321,000)           (51,000)          (562,521)
                                           ------------       ------------       ------------       ------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                             2,673,319          2,930,171          8,206,482          8,068,076

NON-INTEREST INCOME
     Service charges on deposit
         accounts                               198,484            201,980            588,680            609,807
     Gain on sale of securities                    --                 --                 --              114,822
     Trust and financial services                94,192             80,420            281,550            277,902
     Other income                               314,385            213,853            763,662            568,669
                                           ------------       ------------       ------------       ------------
         Total non-interest income              607,061            496,253          1,633,892          1,571,200

NON-INTEREST EXPENSE
     Salaries and employee benefits           1,627,730          1,391,231          4,277,630          4,092,045
     Occupancy expense                          165,378            171,661            495,824            460,151
     Equipment expense                          113,968            132,307            373,970            400,731
     State franchise tax                        102,975             95,221            305,568            282,053
     Professional and director fees             284,588            195,557            694,383            634,160
     Other expenses                             703,056            740,705          2,106,868          2,275,053
                                           ------------       ------------       ------------       ------------
         Total non-interest expense           2,997,695          2,726,682          8,254,243          8,144,193
                                           ------------       ------------       ------------       ------------
INCOME BEFORE INCOME TAXES                      282,685            699,742          1,586,131          1,495,083
Federal income tax provision (credit)           (56,000)            64,085             78,000            (21,821)
                                           ------------       ------------       ------------       ------------
NET INCOME                                 $    338,685       $    635,657       $  1,508,131       $  1,516,904
                                           ============       ============       ============       ============
BASIC AND DILUTED EARNINGS
   PER SHARE                               $       0.13       $       0.24       $       0.57       $       0.58
                                           ============       ============       ============       ============

--------------------------------------------------------------------------------
                 See note to consolidated financial statements.

                                CSB BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

------------------------------------------------------------------------------

                                             Three Months Ended                    Nine Months Ended
                                                September 30,                        September 30,
                                                ------------                         -------------
                                           2003               2002               2003               2002
                                       ------------       ------------       ------------       ------------
Balance at beginning of period         $ 34,403,999       $ 33,278,296       $ 33,742,284       $ 32,721,137

Net income                                  338,685            635,657          1,508,131          1,516,904
Other comprehensive income
   (loss), net of income tax                (76,922)           (24,006)           (60,375)          (116,170)
                                       ------------       ------------       ------------       ------------
Total comprehensive income                  261,763            611,651          1,447,756          1,400,734

Issuance of shares from treasury
    under dividend reinvestment
    program (3,934 and 11,336
    shares in 2003, 1,585 and
    3,215 shares in 2002)                    67,390             29,573            193,559             60,763

Purchase of treasury shares
     (1 and 1,006 shares in 2003,
     2 and 11 shares in 2002)                    (8)               (30)           (18,119)              (192)

Cash dividends declared ($0.12
     and $0.36 per share in 2003,
     $0.10 and $0.20 per share
     in 2002)                              (316,871)          (263,191)          (949,207)          (526,143)
                                       ------------       ------------       ------------       ------------

Balance at end of period               $ 34,416,273       $ 33,656,299       $ 34,416,273       $ 33,656,299
                                       ============       ============       ============       ============

--------------------------------------------------------------------------------
                 See note to consolidated financial statements.

                                CSB BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                          Nine Months Ended
                                                                             September 30,
                                                                             -------------
                                                                        2003               2002
                                                                    ------------       ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                            $  2,798,299       $  2,832,864

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available-for-sale
         Proceeds from maturities, calls and repayments               22,353,889         19,521,306
         Proceeds from sales                                                --            3,125,516
         Purchases                                                   (30,047,912)        (9,132,731)
     Securities held to maturity
         Proceeds from maturities, calls and repayments                6,620,000          5,165,000
     Net change in loans                                              (9,877,227)       (20,816,743)
     Premises and equipment expenditures, net                            (28,158)          (243,761)
                                                                    ------------       ------------
           Net cash from investing activities                        (10,979,408)        (2,381,413)
                                                                    ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                           (2,832,206)       (21,452,664)
     Net change in securities sold under repurchase agreements        (1,221,343)        (1,423,626)
     Proceeds from FHLB borrowings                                     5,000,000         10,000,000
     Principal payments on FHLB borrowings                              (726,532)          (824,381)
     Purchase of treasury shares                                         (18,119)              (192)
     Cash dividends paid                                                (701,803)          (202,189)
                                                                    ------------       ------------
           Net cash from financing activities                           (500,003)       (13,903,052)
                                                                    ------------       ------------

Net change in cash and cash equivalents                               (8,681,112)       (13,451,601)

Cash and cash equivalents at beginning of period                      22,654,696         34,548,519
                                                                    ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 13,883,584       $ 21,096,918
                                                                    ============       ============
SUPPLEMENTAL DISCLOSURES
     Interest paid                                                  $  3,598,681       $  5,280,567
     Income taxes paid                                                      --                 --



--------------------------------------------------------------------------------
                 See note to consolidated financial statements.

                                CSB BANCORP, INC.
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include CSB Bancorp, Inc. and its wholly-owned subsidiary, The Commercial & Savings Bank (together referred to as "the Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2003, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Annual Report for the Company for the year ended December 31, 2002, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended September 30, 2003, are not necessarily indicative of the operating results for the full year or any future interim period.


--------------------------------------------------------------------------------

                                CSB BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and it's wholly-owned subsidiary, The Commercial & Savings Bank (the Bank), collectively referred to as "the Company", at September 30, 2003, compared to December 31, 2002, and the consolidated results of operations for the nine month and quarterly periods ending September 30, 2003 compared to the same periods in 2002. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnote.

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

FINANCIAL CONDITION

Total assets were $305.9 million at September 30, 2003, compared to $304.7 million at December 31, 2002, representing an increase of $1.2 million or 0.4%. Cash and cash equivalents decreased $8.7 million, or 38.5%, during the nine month period ending September 30, 2003, including a $6.4 million decrease in Federal funds sold. Total securities increased approximately $1.0 million, or 1.4%, during the nine month period.

The decrease in cash and cash equivalents was primarily used to fund loans, which increased $9.6 million, or 4.8%, during the nine month period. Total deposits decreased $2.8 million, or 1.2%, while securities sold under repurchase agreements decreased $1.2 million, or 8.5%, during the nine month period ended September 30, 2003. During the second quarter of 2003, the Bank


--------------------------------------------------------------------------------

                                CSB BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

borrowed $5.0 million from the Federal Home Bank of Cincinnati for a two year term as part of a strategy of the Bank's Asset/Liability Committee to take advantage of low cost funding alternatives in the current interest rate environment.

Total loans increased $9.6 million, or 4.8% during the nine month period ended September 30, 2003. This increase was due to a combination of increased loan production within the Bank's market area and loan participations with other banks. The allowance for loan losses amounted to $2.4 million, or 1.16% of total loans, at September 30, 2003, compared to $2.7 million, or 1.35% of total loans at December 31, 2002. The components of the change in the allowance for loan loss during the nine month period ended September 30, 2003, included a credit (i.e. negative provision) of $51,000 and net loan charge-offs of $223,000. The negative provision resulted from progress made in reducing classified assets during the nine months ended September 30, 2003. Loans past due more than 90 days and loans placed on nonaccrual status, were approximately $1.2 million, or 0.57% of total loans at September 30, 2003, compared to $1.7 million, or 0.86% of total loans at December 31, 2002.

At September 30, 2003, the ratio of net loans to deposits was 87.3%, compared to 82.1% at the end of 2002. The increase in this ratio is due to the aforementioned loan growth and deposit shrinkage experienced during the nine months ended September 30, 2003.

Total shareholders' equity increased to $34.4 million, or 11.25% of total assets, primarily due to year-to-date net income of $1.5 million less dividends declared of $949,000. The Company and its subsidiary met all regulatory capital requirements at September 30, 2003.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2003, was $1.5 million, or $0.57 per share, as compared to $1.5 million, or $0.58 per share during the same period in 2002. Net interest income increased $650,000, or 8.7%, compared to the same nine month period in 2002. The credit for loan losses was $51,000 in 2003, as compared to $562,000 in 2002.

For the quarter ended September 30, 2003, the Company recorded net income of $339,000, or $0.13 per share, as compared to $636,000, or $0.24 per share for the same period in 2002. Net interest income for the three months ended September 30, 2003 increased $64,000, or 2.5%, while the credit for loan losses decreased $321,000, as compared to the same quarter in 2002.



--------------------------------------------------------------------------------

                                CSB BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Interest income for the nine months ended September 30, 2003 was $11.7 million, a decrease of $901,000, or 7.1%, over the same period in 2002. Interest on securities decreased $790,000, or 26.2%, as short term interest rate declines prompted securities calls. Reinvestment rates were generally much lower than rates paid on called and maturing securities. Other interest income decreased $152,000 as average balances on federal funds sold have been significantly lower in 2003 than 2002. Interest income for the quarter ended September 30, 2003 was $3.8 million, a decrease of $313,000 or 7.6%, compared to the same period in 2002. This decrease was due to the reasons previously noted.

Interest expense decreased $1.6 million, or 30.4%, to $3.6 million for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. Interest expense on deposits decreased $1.7 million, or 36.4%, from the same period as last year, while interest expense on other borrowings increased $126,000, or 25.4%. The decrease in deposit interest expense was primarily caused by lower rates on transaction accounts and certificates of deposit which reflect the decrease in short term rates by the Federal Reserve during 2002 and 2003. Interest expense for the quarter ended September 30, 2003 was $1.1 million, a decrease of $377,000, or 24.8%, from the same period in 2002.

The Bank reported a credit for loan losses of $51,000 during the first nine months of 2003, as compared to a credit of $563,000 in the same nine month period of 2002. The credit for loan losses was determined based on management's calculation of the allowance for loan losses, which includes provisions for classified loans, as well as a provision for the remainder of the portfolio based on historical data, including past charge-offs, and current economic trends. As mentioned previously, continued progress has been made throughout 2002 and 2003 in reducing classified assets. The Bank reported no provision for loan losses for the three months ended September 30, 2003, compared to a $321,000 credit for the same quarter in 2002 for the reasons stated above.

Non-interest income increased $63,000, or 4.0%, during the nine months ended September 30, 2003 as compared to the same period in 2002. The increase in non-interest income was essentially due to a $64,000 increase in gain on sale of loans and a $115,000 increase in gain on sale of other real estate owned. These increases were offset by a $115,000 decrease in gains on sale of investment securities. Non-interest income for the quarter ended September 30, 2003 was $607,000, an increase of $111,000, or 22.3%, for the reasons noted above.

Non-interest expenses increased $110,000, or 1.4%, for the nine months ended September 30, 2003, compared to the same period in 2002. Salaries and employee benefits increased $186,000, or 4.5%; professional and director fees increased $60,000, or 9.5%; and other expenses decreased $168,000 or 7.4%. A one-time severance payment of approximately $337,000 was paid to the Company's prior Chief Executive Officer, based on the terms of his employment contract. This resulted in a $237,000 increase in salaries and employee benefits and a $100,000 increase in professional and director fees. The $78,000 federal income tax provision for the nine months ended September 30, 2003, compared to a $22,000 credit for the comparable 2002 period

--------------------------------------------------------------------------------

                                CSB BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

resulted from a corresponding change in income before income taxes after considering tax-exempt interest. Non-interest expenses increased $271,000, or 9.9%, compared to the same quarter in 2002 for the reasons noted above.










--------------------------------------------------------------------------------

                                CSB BANCORP, INC.

            QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

--------------------------------------------------------------------------------

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2003 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Management performs a quarterly analysis of the Company's interest rate risk. All positions are currently within the Board-approved policy limits.

                                CSB BANCORP, INC.

                             CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

         With the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no significant changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


--------------------------------------------------------------------------------

                                CSB BANCORP, INC.

FORM 10-Q

                        Quarter ended September 30, 2003
                           PART II - OTHER INFORMATION


--------------------------------------------------------------------------------

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




--------------------------------------------------------------------------------

                                CSB BANCORP, INC.

                                    FORM 10-Q
                        Quarter ended September 30, 2003
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 6 -       Exhibits and Reports on Form 8-K:


                (a)   Exhibits:

             Exhibit
              Number                  Description of Document
              ------                  -----------------------

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

                10 Employment Agreement with John J. Limbert (incorporated by reference to Registrant's Form 8-K filed May 22, 2003, Exhibit 99.1)

                11 Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)

                31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                32 Section 1350 Certifications (CEO / CFO Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
                        2002)

                (b)     Reports on Form 8-K:

                        Form 8-K dated July 10, 2003, containing a letter to shareholders regarding second quarter earnings and announcing a dividend to shareholders.

                        Form 8-K dated July 18, 2003, containing a quarterly report to shareholders that included financial statements for the period ended June 30, 2003.


--------------------------------------------------------------------------------

                                CSB BANCORP, INC.

                                    FORM 10-Q
                        Quarter ended September 30, 2003
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

                Form 8-K dated July 28, 2003, announcing the resignation of C. James Bess as a director and the election of John J. Limbert as a director effective July 24, 2003. Additionally, announcing the resignation of C. James Bess as Chief Executive Officer effective July 31, 2003 and the hiring of John J. Limbert as Chief Executive Officer effective August 1, 2003.


--------------------------------------------------------------------------------

                                CSB BANCORP, INC.

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CSB BANCORP, INC.
                                   --------------------------------
                                   (Registrant)



Date:  11/14/03                    /s/ John J. Limbert
                                   --------------------------------
                                   John J. Limbert
                                   President
                                   Chief Executive Officer



Date:  11/14/03                    /s/ A. Lee Miller
                                   --------------------------------
                                   A. Lee Miller
                                   Senior Vice President
                                   Chief Financial Officer


--------------------------------------------------------------------------------

                                CSB BANCORP, INC.

                                Index to Exhibits

--------------------------------------------------------------------------------

             Exhibit                                                                                  Sequential
             Number                                  Description of Document                             Page
             ------                                  -----------------------                             ----
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

                3.2         Code of Regulations of CSB Bancorp, Inc. (incorporated by
                            reference to Registrant's Form 10-SB)

                 10         Employment Agreement with John J. Limbert (incorporated by reference to Registrant's Form 8-K filed May 22, 2003, Exhibit
                            99.1)

                 11         Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4
                            hereof.)                                                                     18

               31.1         CEO Certification pursuant to Section 302 of the Sarbanes-Oxley
                            Act of 2002                                                                  19

               31.2         CFO Certification pursuant to Section 302 of the Sarbanes-Oxley
                            Act of 2002                                                                  21

                 32         Section 1350 Certifications (CEO/CFO Certifications pursuant
                            to Section 906 of the Sarbanes-Oxley Act of 2002)                            23

--------------------------------------------------------------------------------