Form 10-K
period 2003-12-31
CSB BANCORP INC /OH
filed 2004-03-30
CIK 880417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

     For the fiscal year ended December 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______________ to ________________

Commission File No. 0-21714

CSB BANCORP, INC.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1687530 (I.R.S. Employer Identification No.)

6 West Jackson Street Millersburg, Ohio (Address of principal executive offices)	44654 (Zip code)

(330) 674-9015
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Shares, $6.25 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12b-2).

Yes ☐   No ☑

At June 30, 2003, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $17.00 per share (such price being the last trade price on such date) was $43.5 million.

At March 22, 2004, there were outstanding 2,644,351 of the registrant’s Common Shares., $6.25 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s 2003 Annual Report to Shareholders.
Portions of Registrant’s Proxy Statement dated March 18, 2004.

PART I

Available Information

Our website address is www.csb1.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports available free of charge on our website as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the SEC). We also make available through our website, other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Ethics. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

In addition, the public may read and copy any materials we filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site that contains reports, proxy and information statements and other information at www.sec.gov.

ITEM 1 — DESCRIPTION OF BUSINESS

General

CSB Bancorp, Inc. (the “Company”), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and was incorporated under the laws of the State of Ohio in 1991. The Commercial and Savings Bank (the “Bank”), an Ohio banking corporation chartered in 1879, is a wholly-owned subsidiary of the Company. The Bank is a member of the Federal Reserve system, and its deposits are insured up to the maximum provided by the law by the Federal Deposit Insurance Corporation. The primary banking regulators of the Bank are the Ohio Division of Financial Institutions and the Federal Reserve Board.

The Bank provides retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, night depository facilities and trust services.

The Bank grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Holmes County and portions of surrounding counties in Ohio. The general economic conditions in the Company’s market area have been sound. Unemployment statistics have generally been among the lowest in the state of Ohio and real estate values have been stable to rising.

Certain risks are involved in granting loans, primarily related to the borrowers’ ability and willingness to repay the debt. Before the Bank extends or renews a new loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, collateral being used to secure the transaction, borrower’s character, and other factors. Once the decision has been made to extend credit, the Bank’s independent loan review function monitors these factors throughout the life of the loan. For all commercial loan relationships greater than $100,000, the Bank’s internal credit department performs an annual risk rating review. In addition to this review, an independent outside loan review firm is engaged to review all watch list and adversely classified credits, commercial loan relationships greater than $250,000, a sample of commercial loan relationships less than $250,000 and a sample of consumer/mortgage loans. In addition, any loan identified as a problem credit by management and/or the external loan review consultants is assigned to the Bank’s “loan watch list,” and is subject to ongoing review by the Bank’s credit department and the assigned loan officer to ensure appropriate action is taken when deterioration has occurred.

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

Employees

At December 31, 2003, the Bank had 141 employees, 114 of which were employed on a full-time basis. The Company has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Management considers its employee relations to be good.

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

     Supervision and Regulation

     The Bank is subject to supervision, regulation and periodic examination by the State of Ohio Division of Financial Institutions and the Federal Reserve Board. Because the Federal Deposit Insurance Corporation insures its deposits, the Bank is also subject to certain regulations of that federal agency. As a bank holding company, the Company is subject to supervision, regulation and periodic examination by the Federal Reserve Board. The earnings of the Company and the Bank are affected by state and federal laws and regulations, and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, requirements on maintenance of reserves against deposits, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, certain restrictions on banks’ relationships with many phases of the securities business and capital adequacy and liquidity restraints.

     Financial Modernization

     Pursuant to Gramm-Leach, a bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under regulatory prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act (“CRA”) by filing a declaration that the bank holding company wishes to become a financial holding company. No prior regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

     Statistical Disclosures

     The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission’s Industry Guide 3, or a specific reference as to the location of required disclosures in the Company’s 2003 Annual Report to Shareholders (the “Annual Report”).

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

II. Securities Portfolio

A. The following is a schedule of the carrying value of securities at December 31, 2003, 2002 and 2001.

(In thousands of dollars)	2003	2002	2001
Securities available for sale (at fair value)
U.S. Treasury securities	$—	$—	$—
U.S. Government corporations and agencies	24,084	18,675	32,444
Mortgage-related securities	4,260	3,339	1,004
Corporate security	646	658	—

	$28,990	$22,672	$33,448

Securities held to maturity (at amortized cost)
U.S. Treasury securities	$102	$102	$102
U.S. Government corporations and agencies	1,000	7,001	8,002
Obligations of states and political subdivisions	34,990	40,720	48,571

	$36,092	$47,823	$56,675

B. The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2003:

	(In thousands of dollars)
	Maturing
			After One Year Through		After Five Years Through
	One Year or Less		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Treasury
U.S. Government corporations and agencies	$1,499	1.02%	$22,585	2.55%
Mortgage-related							$4,260	3.60%
Corporate notes			646	5.20
Total	$1,499	1.02%	$23,231	2.62%			$4,260	3.60%
Held to maturity
U.S. Treasury							$102	7.70%
U.S. Government corporations and agencies	1,000	5.91%
Obligations of states and political subdivisions	6,430	6.85	15,878	7.27	12,682	7.61
Total	$7,430	6.72%	$15,878	7.27%	$12,682	7.61%	$102	7.70%

The weighted average yields are calculated using amortized cost of investments and are based on coupon rates for securities purchased at par value, and on effective interest rates considering amortization or accretion if securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations is presented on a tax-equivalent basis based on the Company’s marginal federal income tax rate of 34%. Other securities consist of Federal Reserve Bank and Federal Home Loan Bank stock bearing no stated maturity or yield and are not included in this analysis.

C. Excluding holdings of U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the Company’s consolidated shareholders’ equity at December 31, 2003.

III. Loan Portfolio

A. Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31:

(In thousands of dollars)	2003	2002	2001	2000	1999
Commercial	$73,559	$74,907	$68,180	$85,458	$86,186
Commercial real estate	49,160	41,665	31,170	39,122	35,690
Residential real estate	72,944	65,653	55,228	56,342	31,511
Residential real estate loans held for sale	—	—	—	—	20,533
Construction	5,503	5,453	1,255	7,543	7,447
Installment and credit card	12,251	12,382	13,518	18,033	17,645
Total loans	$213,417	$200,060	$169,351	$206,498	$199,012

B. Maturities and Sensitivities of Loans to Changes in Interest Rates — The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding real estate mortgage and installment loans, as of December 31, 2003:

	Maturing
	One Year	One Through Five
(In thousands of dollars)	or Less	Years	After Five Years	Total
Commercial	$22,868	$32,650	$18,041	$73,559
Commercial real estate	5,641	15,183	28,336	49,160
Construction	367	—	5,136	5,503
Total	$28,876	$47,833	$51,513	$128,222

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and real estate construction loans due after one year from December 31, 2003.

(In thousands of dollars)	Fixed Rate	Variable Rate
Total commercial, commercial real estate and construction loans due after one year	$17,873	$81,473

C. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans — The following schedule summarizes nonaccrual, past due and restructured loans.

	December 31
(In thousands of dollars)	2003	2002	2001	2000	1999
(a) Loans accounted for on a nonaccrual basis	$1,170	$1,721	$3,159	$1,119	$529
(b) Accruing loans that are contractually past due 90 days or more as to interest or principal payments	75	—	119	226	1,008
(c) Loans which are “troubled debt restructuring” as defined in Statement of Financial Accounting standards No. 15 (exclusive of loans in (a) or (b) above):	-0-	-0-	-0-	-0-	-0-

Totals	$1,345	$1,721	$3,278	$1,345	$1,537

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

(d) Impaired Loans — Information regarding impaired loans at December 31 is as follows:

(In thousands of dollars)	2003	2002	2001
Balance of impaired loans at December 31	$897	$916	$4,303
Less portion for which no allowance for loan loss is allocated	—	—	634
Portion of impaired loan balance for which an allowance for loan losses is allocated	897	916	3,669
Portion of allowance for loan losses allocated to the impaired loan balance at December 31	251	239	1,061

Interest income recognized on impaired loans during the year amounted to $52,000 while $66,000 would have been recognized had the loans been performing under their contractual terms.

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

2. Potential Problem Loans — At December 31, 2003, no loans were identified that management has serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in item III.C.1. On a monthly basis, the Company internally classifies certain loans based on various factors. At December 31, 2003, these amounts, including impaired and nonperforming loans, amounted to $6.2 million of substandard loans and $15,000 of doubtful loans.

3. Foreign Outstandings — There were no foreign outstandings during any period presented.

4. Loan Concentrations — As of December 31, 2003, there are no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A above.

D. Other Interest-Bearing Assets — As of December 31, 2003, there are no other interest-bearing assets required to be disclosed under Item III.C.1 or 2 if such assets were loans.

IV. Summary Of Loan Loss Experience

A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(In thousands of dollars)	2003	2002	2001	2000	1999
LOANS
Average loans outstanding during period	$209,231	$181,147	$186,665	$208,193	$191,112

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$2,701	$4,019	$7,460	$3,419	$2,888
Loans charged off:
Commercial	(56)	(429)	(1,585)	(1,633)	(417)
Commercial real estate	(97)	(342)	(1,441)	(6)	(0)
Residential real estate	(70)	(154)	(151)	(18)	(4)
Installment and credit card	(115)	(240)	(571)	(590)	(184)

Total loans charged off	(338)	(1,165)	(3,748)	(2,247)	(605)

Recoveries of loans previously charged off:
Commercial	7	244	126	52	7
Commercial real estate	0	0	0	0	0
Residential real estate	70	36	42	0	1
Installment	70	153	104	94	28

Total loan recoveries	147	433	272	146	36

Net loans charged off	(191)	(732)	(3,476)	(2,101)	(569)
Provision charged to operating expense	(51)	(586)	35	6,142	1,100

Balance at end of period	$2,459	$2,701	$4,019	$7,460	$3,419

Ratio of net charge-offs to average loans outstanding for period	.09%	.40%	1.86%	1.01%	.30%

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

	Allocation of the Allowance for Loan Losses
	(In thousands of dollars)
		Percentage of		Percentage of		Percentage of
		Loans in		Loans in		Loans in
		Each		Each		Each
	Allowance	Category to	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	December 31, 2003		December 31, 2002		December 31, 2001
Commercial	$741	34.47%	$809	37.44%	$2,011	40.26%
Commercial real estate	759	23.03	908	20.82	1,132	18.41
Residential real estate	768	34.18	491	32.82	370	32.61
Construction	30	2.58	35	2.73	0	.74
Installment and credit card	70	5.74	231	6.19	401	7.98
Unallocated	91	—	227	—	105	—
Total	$2,459	100.00%	$2,701	100.00%	$4,019	100.00%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Allocation of the Allowance for Loan Losses
	(In thousands of dollars)
		Percentage of		Percentage of
		Loans in		Loans in
		Each		Each
	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans
	December 31, 2000		December 31, 1999
Commercial	$3,879	41.39%	$1,114	43.31%
Commercial real estate	2,486	18.95	863	17.93
Residential real estate	214	27.28	773	26.15
Construction	0	3.65	0	3.74
Installment and credit card	628	8.73	317	8.87
Unallocated	253	—	352	—
Total	$7,460	100.00%	$3,419	100.00%

V. Deposits

A. & B. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average			Average
	Amounts Outstanding			Rate Paid
	Year ended December 31			Year ended December 31
	2003	2002	2001	2003	2002	2001
(In thousands of dollars)
Noninterest-bearing demand	$30,551	$27,884	$26,446	N/A	N/A	N/A
Interest-bearing demand deposits	46,687	44,456	40,625	.41%	.92%	1.56%
Savings deposits	37,989	35,759	33,508	.53	.99	2.08
Time deposits	121,298	126,981	160,098	2.85	3.94	5.86
Total deposits	$236,525	$235,080	$260,677

C. and E. There were no foreign deposits in any period presented.

D. The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2003:

(In thousands of dollars)
Three months or less	$15,620
Over three through six months	5,662
Over six through twelve months	6,461
Over twelve months	9,836
Total	$37,579

VI. Return On Equity and Assets

	2003	2002	2001
Return on average assets	0.68%	0.65%	0.34%
Return on average shareholders’ equity	6.00	5.76	3.32
Dividend payout ratio	61.48	41.04	24.78
Average shareholders’ equity to average assets	11.35	11.30	10.16

VII. Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase generally mature within three months from the transaction date. Federal funds purchased generally have overnight terms. Information concerning short-term borrowings is summarized as follows:

Dollars in thousands	2003	2002	2001

Securities sold under agreements to repurchase and federal funds purchased at period-end	$11,859	$14,448	$14,957
Weighted average interest rate at period-end	.56%	.76%	0.53%
Maximum outstanding at any month-end during the year	13,738	15,596	16,890
Average amount outstanding	12,885	13,760	12,930
Weighted average rates during the year	.61%	.82%	2.11%

ITEM 2 — PROPERTIES

The Bank owns and operates its main office at 6 West Jackson Street, Millersburg, Ohio 44654. The Bank also operates eight banking centers and one other property as noted below:

The Berlin Banking Center, 4587 S. R. 39, Suite B, Berlin, Ohio 44610 (leased)

The South Clay Banking Center, 91 S. Clay Street, Millersburg, Ohio 44654 (owned)

The Winesburg Banking Center, 2225 U.S. 62, Winesburg, Ohio 44690 (owned)

The Clinton Commons Banking Center, 2101 Glen Drive, Millersburg, Ohio 44654 (leased)

The Walnut Creek Banking Center, 4980 Old Pump Street, Walnut Creek, Ohio 44687 (owned)

The Charm Banking Center, 4440 C.R. 70, Charm, Ohio 44617 (leased)

The Sugarcreek Banking Center, 127 S. Broadway, Sugarcreek, Ohio 44681 (owned)

The Operations Center, 91 North Clay Street, Millersburg, Ohio 44654 (owned)

The Shreve Banking Center, 333 W. South Street, Shreve, OH 44676 (owned)

The Bank considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. All properties owned by the Bank are unencumbered by any mortgage or security interest and are adequately insured, in management’s opinion.

ITEM 3 — LEGAL PROCEEDINGS

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information contained in the section captioned “Common Stock and Shareholder Information” on page 18 of the Annual Report is incorporated herein by reference.

ITEM 6 – SELECTED FINANCIAL DATA

Information contained in the section captioned “Selected Financial Data” on page 8 of the Annual Report is incorporated herein by reference.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

The following table summarizes the Bank’s loan commitments, including letters of credit, as of December 31, 2003:

	Amount of Commitment to Expire Per Period
	Total	Less than	1–3	3–5	Over 5
Type of Commitment	Amount	1 year	Years	Years	Years
		(dollars in thousands)

Commercial lines-of-credit	$22,930	$22,930	$—	$—	$—
Real estate lines-of-credit	14,069	1,215	58	112	12,684
Consumer lines-of-credit	1,201	1,201	—	—	—
Credit card lines-of-credit	8,514	8,514	—	—	—
Guarantees	368	368	—	—	—
Total Commitments	$47,082	$34,228	$58	$112	$12,684

As indicated in the preceding table, the Bank had $47,082 in total loan commitments at the end of 2003, with $34,228 of that amount expiring within one year. All lines-of-credit represent either fee-paid or legally binding loan commitments for the loan categories noted. Letters of credit are also included in the amounts noted in the table since the Bank requires that each letter of credit be supported by a loan agreement. The commercial and consumer lines represent both unsecured and secured obligations. The real estate lines are secured by mortgages in residential and nonresidential property. The credit card lines were all made on an unsecured basis. It is anticipated that a significant portion of these lines will expire without being drawn upon, particularly the credit card lines, which represent the maximum amount available to all cardholders.

The following table summarizes the Bank’s other contractual obligations as of December 31, 2003:

Payment Due by Period
	Total	Less than	1–3	4–5	Over 5
Contractual Obligations	Amount	1 year	Years	Years	Years
(dollars in thousands)

Long-term debt	$9,512	$767	$6,246	$893	$1,606
Capital leases	—	—	—	—	—
Operating leases	—	—	—	—	—
Unconditional purchase obligations	—	—	—	—	—
Other	—	—	—	—	—

Total Obligations	$9,512	$767	$6,246	$893	$1,606

The long-term debt noted in the preceding table represents borrowings from the Federal Home Loan Bank of Cincinnati. The notes require payment of interest on a monthly basis with principal due in monthly installments at maturity, depending upon the issue. The obligations bear stated fixed interest rates and stipulate a prepayment penalty if the note’s interest rate exceeds the current market rate for similar borrowings at the time of repayment. As the notes mature, the Bank evaluates the liquidity and interest-rate circumstances at that point in time to determine whether to payoff or renew the note. The evaluation process typically includes: the strength of current and projected customer loan demand, the Bank’s federal funds sold or purchased position, projected cash flows from maturing investment securities, the current and projected market interest rate environment, local and national economic conditions, and customer demand for the Bank’s deposit product offerings.

As also indicated in the table, the Bank had no capital or long-term leases or unconditional purchase obligations as of December 31, 2003. The Bank has several minor operating lease obligations which are not included in the table.

Information contained in the section captioned “2003 Financial Review” on pages 7 through 18 of the Annual Report is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information contained in the section captioned “ Quantitative and Qualitative Disclosures About Market Risk” on page 15 of the Annual Report is incorporated herein by reference.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information contained in the consolidated financial statements and related notes and the report of independent auditors thereon, on pages 19 through 42 of the Annual Report is incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the years ended December 31, 2003 or 2002.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed, as of the end of the period covered by this Annual Report. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control over Financial Reporting

There have been no significant changes during the quarter ended December 31, 2003 in the Company’s internal controls over financial reporting or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained in the section captioned “ELECTION OF DIRECTORS” on pages 4 through 8 of the Company’s proxy statement for the Company’s Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 18, 2004 (the “Proxy Statement”) and information contained in the section captioned “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” on page 4 of the Proxy Statement is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics that applies to our senior financial officers including our Chief Executive Officer and Chief Financial Officer. We have posted our Code of Ethics on our website a www.csb1.com. We plan to satisfy SEC disclosure requirements regarding any amendments to, or waiver of, the Code of Ethics relating to our Chief Executive Officer or Chief Financial Officer, and persons performing similar functions, by posting such information on our website and making any necessary filings with the SEC. Any person may receive a copy of our Code of Ethics free of charge upon request.

ITEM 11 – EXECUTIVE COMPENSATION

Information contained in the section captioned “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION” on pages 9 and 10 of the Proxy Statement, the section captioned “EXECUTIVE COMPENSATION” on pages 13 through 15 of the Proxy Statement and the section captioned “PERFORMANCE GRAPH” on page 16 of the Proxy Statement, is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained in the section captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” on pages 2 through 4 of the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

	Number of shares of	Weighted-average	Number of shares
	common stock to be	exercise price of	remaining available
	issued upon	outstanding	for future issuance
	exercise of	options, warrants,	under equity
	outstanding	and rights	compensation plans
	options, warrants		(excluding
	and rights		securities
reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	10,485	$15.44	60,340
Equity compensation plans not approved by stockholders	32,000	$16.02	—
Total	42,485		60,340

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained in the section captioned “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” on pages 16 and 17 of the Proxy Statement is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information contained in the section captioned “CERTIFIED PUBLIC ACCOUNTANTS” on page 12 of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K         .

(a) Exhibits

Exhibit
Number	Description of Document
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB)

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K)

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)

10.1	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant’s Form 10-SB)

10.2	Third Amendment to Employment Agreement between CSB Bancorp, Inc. and C. James Bess (incorporated by reference to Registrant’s Form 10-Q filed May 13, 2003)

10.3	Employment Agreement between CSB Bancorp, Inc. and John J. Limbert (incorporated by reference to Registrant’s Form 8-K filed May 22, 2003)

11	Statement Regarding Computation of Per Share Earnings

13	Excerpts of CSB Bancorp, Inc. 2003 Annual Report to Shareholders

21	Subsidiary of CSB Bancorp, Inc.

23.1	Consent of Clifton Gunderson LLP

24	Powers of Attorney

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

          1. Form 8-K dated October 7, 2003 announcing a dividend to shareholders.

          2. Form 8-K dated October 20, 2003 containing a report to shareholders that included its financial statements for the period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

/s/ John J. Limbert

Date: March 30, 2004	John J. Limbert, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2004.

Signatures	Title

/s/ John J. Limbert John J. Limbert	President and Chief Executive Officer (Principal Executive Officer)

/s/ A. Lee Miller A. Lee Miller	Senior Vice President and Chief Financial Officer

/s/ Pamela S. Basinger Pamela S. Basinger	Financial Officer and Principal Accounting Officer

/s/ Ronald E. Holtman Ronald E. Holtman	Director

/s/ Jeffery A. Robb Jeffery A. Robb, Sr.	Director

/s/ Robert K. Baker Robert K. Baker	Director

/s/ Daniel J. Miller Daniel J. Miller	Director

/s/ John R. Waltman John R. Waltman	Director

/s/ Samuel M. Steimel Samuel M. Steimel	Director

/s/ Eddie L. Steiner Eddie L. Steiner	Director

INDEX TO EXHIBITS

Exhibit		Sequential
Number	Description of Document	Page
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-SB)	N/A

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K).	N/A

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A

10.1	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant’s Form 10-SB).	N/A

10.2	Third Amendment to Employment Agreement between CSB Bancorp, Inc. and C. James Bess (incorporated by reference to Registrant’s Form 10-Q filed May 13, 2003)	N/A

10.3	Employment Agreement between CSB Bancorp, Inc. and John J. Limbert (incorporated by reference to Registrant’s Form 8-K filed May 22, 2003)	N/A

11	Statement Regarding Computation of Per Share Earnings	N/A

13	Excerpts of the CSB Bancorp, Inc. 2002 Annual Report to Shareholders	N/A

21	Subsidiary of CSB Bancorp, Inc.	N/A

23.1	Consent of Clifton Gunderson LLP	N/A

23.2	Consent of Crowe, Chizek and Company LLP	N/A

24	Powers of Attorney	N/A

31.1	Section 302 Certification of Chief Executive Officer	N/A

31.2	Section 302 Certification of Chief Financial Officer	N/A

32.1	Section 906 Certification of Chief Executive Officer	N/A

32.2	Section 906 Certification of Chief Financial Officer	N/A