Form 10-Q
period 2004-03-31
CSB BANCORP INC /OH
filed 2004-05-14
CIK 880417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-21714

CSB Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1687530

(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

6 W. Jackson Street, P.O. Box 232, Millersburg, Ohio 44654

(Address of principal executive offices)

(330) 674-9015

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at April 27, 2004:
2,644,350 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2004

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$11,539,493	$12,327,227
Interest-bearing deposits with other banks	124,636	147,154
Federal funds sold	—	4,727,000

Total cash and cash equivalents	11,664,129	17,201,381
Securities available-for-sale, at fair value	43,094,537	28,990,615
Securities held-to-maturity (Fair value of $36,321,685 in 2004 and $38,395,177 in 2003)	33,998,032	36,092,027
Restricted stock, at cost	2,715,000	2,690,000

Total securities	79,807,569	67,773,242
Loans, net of allowance for loan losses of $2,453,280 in 2004 and $2,458,864 in 2003	215,767,553	210,795,598
Premises and equipment, net	8,525,038	8,563,276
Accrued interest receivable and other assets	2,495,464	1,846,292

Total assets	$318,259,753	$306,179,789

LIABILITIES
Deposits
Noninterest-bearing	$31,727,689	$33,539,061
Interest-bearing	207,739,088	215,418,686

Total deposits	239,466,777	248,957,747
Securities sold under repurchase agreements	12,531,144	11,859,052
Federal funds purchased	11,100,000	—
Federal Home Loan Bank borrowings	19,221,119	9,512,481
Accrued interest payable and other liabilities	993,305	1,132,971

Total liabilities	283,312,345	271,462,251

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,667,786 shares	16,673,667	16,673,667
Additional paid-in capital	6,413,915	6,413,915
Retained earnings	12,392,436	12,214,751
Treasury stock at cost: 23,436 shares	(645,938)	(645,938)
Accumulated other comprehensive income	113,328	61,143

Total shareholders’ equity	34,947,408	34,717,538

Total liabilities and shareholders’ equity	$318,259,753	$306,179,789

See note to consolidated financial statements.

3.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Interest income
Loans, including fees	$2,992,946	$3,173,099
Taxable securities	271,471	292,932
Non-taxable securities	400,618	483,777
Other	2,998	9,340

Total interest income	3,668,033	3,959,148

Interest expense
Deposits	834,830	1,027,368
Other	137,418	198,946

Total interest expense	972,248	1,226,314

Net interest income	2,695,785	2,732,834
Provision (credit) for loan losses	94,000	(71,000)

Net interest income after provision for loan losses	2,601,785	2,803,834

Non-interest income
Service charges on deposit accounts	182,415	185,360
Gain on sale of securities	25,860	—
Trust and financial services	93,642	93,141
Other income	197,117	189,193

Total non-interest income	499,034	467,694

Non-interest expenses
Salaries and employee benefits	1,259,139	1,308,711
Occupancy expense	162,178	168,602
Equipment expense	125,640	129,034
State franchise tax	101,856	104,095
Professional and director fees	186,331	182,811
Other expenses	679,224	699,443

Total non-interest expenses	2,514,368	2,592,696

Income before income taxes	586,451	678,832
Federal income tax provision	65,000	81,000

Net income	$521,451	$597,832

Basic and diluted earnings per share	$0.20	$0.23

See note to consolidated financial statements.

4.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Balance at beginning of period	$34,717,538	$33,742,284
Net income	521,451	597,832
Other comprehensive income, net of income tax	52,185	(24,543)

Total comprehensive income	573,636	573,289
Issuance of 3,554 shares from treasury under dividend reinvestment program	—	59,106
Purchase of 1,002 treasury shares	—	(18,035)
Cash dividends declared, $0.13 per share in 2004, $0.12 per share in 2003	(343,766)	(315,937)

Balance at end of period	$34,947,408	$34,040,707

See note to consolidated financial statements.

5.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net cash from operating activities	$(85,799)	$442,001
Cash flows from investing activities
Securities available-for-sale
Proceeds from maturities, calls, and repayments	8,326,348	10,597,000
Proceeds from sales	666,696	—
Purchases	(22,997,891)	(8,339,602)
Securities held to maturity
Proceeds from maturities, calls and repayments	2,087,000	1,565,000
Purchases		—
Net change in loans	(5,059,423)	(9,083,786)
Premises and equipment expenditures	(146,621)	(57,348)

Net cash from investing activities	(17,123,891)	(5,318,736)

Cash flows from financing activities
Net change in deposits	(9,490,970)	(6,359,043)
Net change in securities sold under repurchase agreements	672,092	(1,172,156)
Net change in federal funds purchased	11,100,000	4,601,000
Proceeds from FHLB borrowings	10,000,000	—
Principal payments on FHLB borrowings	(291,362)	(335,425)
Purchase of treasury shares	—	(18,035)
Cash dividends paid	(317,322)	(203,920)

Net cash from financing activities	11,672,438	(3,487,579)

Net change in cash and cash equivalents	(5,537,252)	(8,364,314)
Cash and cash equivalents at beginning of period	17,201,381	22,564,696

Cash and cash equivalents at end of period	$11,664,129	$14,200,382

Supplemental disclosures
Interest paid	$983,040	$1,206,156
Income taxes paid	150,000	—

See note to consolidated financial statements.

6.

CSB BANCORP, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include accounts of CSB Bancorp, Inc. and its wholly-owned subsidiary, The Commercial and Savings Bank (together referred to as the “Company” or “CSB”). All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2004, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2003, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2004, are not necessarily indicative of the operating results for the full year or any future interim period.

7.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at March 31, 2004, compared to December 31, 2003, and the consolidated results of operations for the quarterly period ending March 31, 2004 compared to the same period in 2003. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

Total assets were $318.3 million at March 31, 2004, compared to $306.2 million at December 31, 2003, representing an increase of $12.1 million or 3.9%. Cash and cash equivalents decreased $5.5 million, or 32.2%, during the quarter, including a $4.7 million decrease in federal funds sold. Total securities increased approximately $12.0 million, or 17.8%, during the quarter. Since one of the primary functions of the securities portfolio is to provide a source of liquidity, it is structured such that securities maturities and cash flows satisfy the Company’s liquidity needs and asset-liability management requirements.

The decrease in cash and cash equivalents, as well as the increase in federal funds purchased, were used to fund cash outflows for deposit withdrawals, as deposits decreased $9.5 million, or 3.8%, during the quarter. The Bank has historically experienced an outflow of deposit funds during the first quarter of the year, partially due to the slowdown in tourism. The Bank had $11.1 million of federal funds purchased at March 31, 2004 (none at December 31, 2003). Federal

8.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

funds purchased were used as a source to fund loan growth, as well as run off of certain interest-bearing deposits.

The increase in the investment portfolio was a result of a $10 million leverage program with the Company purchasing U.S. Agencies funded by Federal Home Loan Bank borrowings in March 2004. Management has determined any offset on interest rate risk as a result of the mismatch of maturities will be minimal and is compensated for in the current spread.

Net loans increased $5.0 million, or 2.4% from December 31, 2003, to $215.8 million at March 31, 2004. The loan growth in the first quarter of 2004 was primarily due to a $3.2 million increase in commercial and commercial real estate loans and a $2.3 million increase in mortgage and home equity loans. The allowance for loan losses amounted to $2.5 million, or 1.12% of total loans, at March 31, 2004, compared to $2.5 million, or 1.15% of total loans at December 31, 2003. The components of the change in the allowance for loan loss during the quarter ended March 31, 2004, included a loan loss provision of $94,000 and net loan charge-offs of $100,000. Loans past due more than 90 days and still accruing interest and loans placed on nonaccrual status, aggregated approximately $728,000, or 0.33% of total loans at March 31, 2004, compared to $1.3 million, or 0.63% of loans at December 31, 2003.

At March 31, 2004, the ratio of net loans to deposits was 90.1%, compared to 84.7% at the end of 2003. The increase in this ratio is due to deposit shrinkage normally experienced during the first quarter along with the loan growth during the three months ended March 31, 2004.

Total shareholders’ equity increased to $34.9 million, or 11.0% of total assets, primarily due to year-to-date net income of $521,000, less the dividend declared of $344,000. The Company and its subsidiary met all applicable regulatory capital requirements at March 31, 2004.

RESULTS OF OPERATIONS

Net income for the quarter ending March 31, 2004, was $521,000, or $0.20 per share, as compared to $598,000, or $0.23 per share during the same period in 2003, a decrease of $77,000, or 12.9%. The decrease was primarily due to a $94,000 provision for loan loss for the first three months of 2004 compared to a $71,000 credit for loan losses in the same period last year. Other changes included a $37,000 (1.4%), decrease in net interest income, a $78,000 (3.0%) decrease in non-interest expenses, and a $31,000 (6.7%) increase in non-interest income. The increase in non-interest income was primarily a result of a $26,000 gain on sale of securities in the first quarter of 2004.

9.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the quarter ended March 31, 2004 was $3.7 million, a decrease of $291,000, or 7.4%, over the same period last year. Interest and fees on loans decreased $180,000, or 5.7%. Interest on taxable securities decreased $21,000, or 7.3%, while interest on non-taxable securities decreased $83,000, or 17.2%. The average balance of non-taxable securities decreased $6.0 million during the first quarter of 2004. Other interest income decreased $6,000, or 67.9%, due to liquidation of federal funds sold to fund loan portfolio growth and deposit shrinkage.

Interest expense decreased $254,000, or 20.7%, to $972,000 for the quarter ended March 31, 2004, compared to $1.2 million for the quarter ended March 31, 2003. Interest expense on deposits decreased $193,000, or 18.7%, from the same period as last year. This decrease was primarily due to a decrease of 40 basis points in the average cost of deposits.

A provision for loan losses of $94,000 was recorded during the first quarter of 2004 compared to a credit of $71,000 in the first quarter of the prior year. The provision is determined based on management’s analysis of the Allowance for Loan Losses, including, but not limited to, loan growth, delinquencies, trends, and classified loans. The credit in 2003 was due to the payoff of classified assets.

Non-interest expenses decreased $78,000, or 3.0%, for the three months ended March 31, 2004, compared to the same period in 2003. Salaries and employee benefits decreased $50,000, or 3.8%; occupancy expense decreased $6,000, or 3.8%; professional and director fees increased $4,000, or 1.9%; and other expenses decreased $20,000, or 2.9%. The provision for income taxes was $65,000 during the first quarter of 2004, as compared to a provision of $81,000 for the first quarter of 2003.

10.

CSB BANCORP, INC.

ITEM 3 — QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2004 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Board-approved policy limits.

ITEM 4 — CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

With the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company and its consolidated subsidiary is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

11.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended March 31, 2004

PART II – OTHER INFORMATION

Item 1 — Legal Proceedings:

There are no matters required to be reported under this item.

Item 2 — Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities:

There are no matters required to be reported under this item.

Item 3 — Defaults Upon Senior Securities:

There are no matters required to be reported under this item.

Item 4 — Submission of Matters to a Vote of Security Holders:

There are no matters required to be reported under this item.

Item 5 — Other Information:

There are no matters required to be reported under this item.

Item 6 — Exhibits and Reports on Form 8-K:

(a) Exhibits:

Exhibit
Number	Description of Document
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB)

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K)

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification

32.1	Section 1350 CEO’s Certification

12.

CSB BANCORP, INC.

Exhibit
Number	Description of Document
32.2	Section 1350 CFO’s Certification

(b)	Reports on Form 8-K:

Form 8-K dated January 23, 2004, containing a press release announcing the Company’s unaudited financial results for the year ended December 31, 2003.

Form 8-K dated January 27, 2004, containing a quarterly report to shareholders that included financial statements for the period ended December 31, 2003.

Form 8-K dated March 26, 2004 containing a press release announcing the quarterly dividend.

13.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

(Registrant)

Date: May 14, 2004	/s/ John J. Limbert

John J. Limbert
President
Chief Executive Officer

Date: May 14, 2004	/s/ A. Lee Miller

A. Lee Miller
Senior Vice President
Chief Financial Officer

14.

CSB BANCORP, INC.

Index to Exhibits

Exhibit		Sequential
Number	Description of Document	Page
11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)	16

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification	17

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification	19

32.1	Section 1350 CEO’s Certification	21

32.2	Section 1350 CFO’s Certification	22

15.