Form 10-Q
period 2004-06-30
CSB BANCORP INC /OH
filed 2004-08-06
CIK 880417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2004

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

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)     No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )     No (X)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at July 25, 2004:
2,644,350 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED June 30, 2004

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$12,413,763	$12,327,227
Interest-bearing deposits with other banks	111,238	147,154
Federal funds sold	—	4,727,000

Total cash and cash equivalents	12,525,001	17,201,381
Securities available-for-sale, at fair value	42,498,751	28,990,615
Securities held-to-maturity (fair value of $33,943,952 in 2004 and $38,395,177 in 2003)	32,392,157	36,092,027
Restricted stock, at cost	2,739,300	2,690,000

Total securities	77,630,208	67,773,242
Loans, net of allowance for loan losses of $2,551,397 in 2004 and $2,458,864 in 2003	219,156,455	210,795,598
Premises and equipment, net	8,457,845	8,563,276
Accrued interest receivable and other assets	2,740,663	1,846,292

Total assets	$320,510,172	$306,179,789

LIABILITIES
Deposits
Noninterest-bearing	$31,606,432	$33,539,061
Interest-bearing	207,576,893	215,418,686

Total deposits	239,183,325	248,957,747
Securities sold under repurchase agreements	13,404,441	11,859,052
Federal funds purchased	13,300,000	—
Federal Home Loan Bank borrowings	19,023,228	9,512,481
Accrued interest payable and other liabilities	1,045,245	1,132,971

Total liabilities	285,956,239	271,462,251

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,667,786 shares	16,673,667	16,673,667
Additional paid-in capital	6,413,915	6,413,915
Retained earnings	12,655,162	12,214,751
Treasury stock at cost: 23,436 shares	(645,938)	(645,938)
Accumulated other comprehensive income (loss)	(542,873)	61,143

Total shareholders’ equity	34,553,933	34,717,538

Total liabilities and shareholders’ equity	$320,510,172	$306,179,789

See note to consolidated financial statements.

3.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income
Loans, including fees	$2,957,549	$3,189,639	$5,950,495	$6,362,738
Taxable securities	373,376	267,573	644,847	560,505
Non-taxable securities	412,299	480,284	812,917	964,061
Other	210	287	3,208	9,627

Total interest income	3,743,434	3,937,783	7,411,467	7,896,931
Interest expense
Deposits	788,666	972,039	1,623,496	1,999,407
Other	178,436	216,415	315,854	415,361

Total interest expense	967,102	1,188,454	1,939,350	2,414,768

Net interest income	2,776,332	2,749,329	5,472,117	5,482,163
Provision (credit) for loan losses	78,621	20,000	172,621	(51,000)

Net interest income after provision for loan losses	2,697,711	2,729,329	5,299,496	5,533,163
Non-interest income
Service charges on deposit accounts	211,069	204,836	393,484	390,196
Gain on sale of securities	—	—	25,860	—
Trust and financial services	114,341	94,217	207,983	187,358
Other income	246,101	260,084	443,218	449,277

Total non-interest income	571,511	559,137	1,070,545	1,026,831
Non-interest expenses
Salaries and employee benefits	1,288,202	1,341,189	2,547,341	2,649,900
Occupancy expense	158,653	161,844	320,831	330,446
Equipment expense	133,579	130,968	259,219	260,002
State franchise tax	103,162	98,498	205,018	202,593
Professional and director fees	186,061	226,984	372,392	409,795
Other expenses	666,075	704,369	1,345,299	1,403,812

Total non-interest expenses	2,535,732	2,663,852	5,050,100	5,256,548

Income before income taxes	733,490	624,614	1,319,941	1,303,446
Federal income tax provision	127,000	53,000	192,000	134,000

Net income	$606,490	$571,614	$1,127,941	$1,169,446

Basic and diluted earnings per share	$0.23	$0.21	$0.43	$0.44

See note to consolidated financial statements.

4.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance at beginning of period	$34,947,408	$34,040,707	$34,717,538	$33,742,284
Net income	606,490	571,614	1,127,941	1,169,446
Other comprehensive income (loss), net of income tax	(656,201)	41,090	(604,016)	16,547

Total comprehensive income (loss)	(49,711)	612,704	523,925	1,185,993
Issuance of shares from treasury under dividend reinvestment program (3,848 and 7,402 shares in 2003)	—	67,063	—	126,169

Purchase of treasury shares (4 and 1,006 shares in 2003)	—	(76)	—	(18,111)
Cash dividends declared ($0.13 and $0.26 per share in 2004 and $0.12 and $0.24 per share in 2003)	(343,764)	(316,399)	(687,530)	(632,336)

Balance at end of period	$34,553,933	$34,403,999	$34,553,933	$34,403,999

See note to consolidated financial statements.

5.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Net cash from operating activities	$921,089	$2,265,046
Cash flows from investing activities
Securities available-for-sale
Proceeds from maturities, calls and repayments	11,880,280	15,751,000
Proceeds from sales	666,696	—
Purchases	(26,958,621)	(14,834,488)
Securities held to maturity
Proceeds from maturities, calls and repayments	3,697,000	4,220,000
Purchases	—	—
Net change in loans	(8,529,595)	(12,328,284)
Premises and equipment expenditures, net	(273,855)	(64,044)

Net cash from investing activities	(19,518,095)	(7,255,816)

Cash flows from financing activities
Net change in deposits	(9,774,422)	(6,711,653)
Net change in securities sold under repurchase agreements	1,545,389	(3,046,461)
Net change in federal funds purchased	13,300,000	4,800,000
Proceeds from FHLB borrowings	10,000,000	5,000,000
Principal reductions on FHLB borrowings, net	(489,253)	(559,553)
Purchase of treasury shares	—	(18,111)
Cash dividends paid	(661,088)	(452,794)

Net cash from financing activities	13,920,626	(988,572)

Net change in cash and cash equivalents	(4,676,380)	(5,979,342)
Cash and cash equivalents at beginning of period	17,201,381	22,564,696

Cash and cash equivalents at end of period	$12,525,001	$16,585,354

Supplemental disclosures
Interest paid	$1,962,169	$2,450,751
Income taxes paid	280,000	—

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

The consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2004, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2003, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results for the full year or any future interim period.

7.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. (the Company) at June 30, 2004, compared to December 31, 2003, and the consolidated results of operations for the six month and quarterly periods ending June 30, 2004 compared to the same periods in 2003. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnote.

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

FINANCIAL CONDITION

Total assets were $320.5 million at June 30, 2004, compared to $306.2 million at December 31, 2003, representing an increase of $14.3 million or 4.7%. Cash and cash equivalents decreased $4.7 million, or 27.2%, during the six-month period ending June 30, 2004, due to a $4.7 million decrease in Federal funds sold. Total securities increased $9.9 million, or 14.5%, during the six month period. Federal funds purchased increased $13.3 million during the six-month period, while Federal Home Loan Bank borrowings increased $9.5 million during the period.

The increase in securities and Federal Home Loan Bank borrowings resulted from a $10 million leverage program entered into during the first quarter of 2004. Increases of Federal funds purchased of $13.3 million and securities sold under repurchase agreements of $1.5 million during the six-month period were used to fund portions of the loan growth of $8.4 million (4.0%), as well as deposit shrinkage of $9.8 million (3.9%).

8.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net loans increased $8.4 million, or 4.0% during the six-month period ended June 30, 2004. This increase was due to a combination of increased loan demand and production within the Company’s market area. The allowance for loan losses amounted to $2.6 million, or 1.15% of total loans, at June 30, 2004, compared to $2.5 million, or 1.15% of total loans at December 31, 2003. The components of the change in the allowance for loan losses during the six-month period ended June 30, 2004, included a provision of $173,000 and net loan charge-offs of $80,000. Loans past due more than 90 days and still accruing interest and loans placed on nonaccrual status, aggregated $487,000, or 0.22% of total loans at June 30, 2004, compared to $1.3 million, or 0.63% of total loans at December 31, 2003.

At June 30, 2004, the ratio of net loans to deposits was 91.6%, compared to 84.7% at the end of 2003. The increase in this ratio is due to loan growth coupled with deposit shrinkage experienced during the six months ended June 30, 2004.

Total shareholders’ equity amounted to $34.6 million, or 10.8% of total assets, at June 30, 2004, compared to $34.7 million, or 11.3% of total assets, at December 31, 2003. The decrease in shareholders’ equity during the six months ended June 30, 2004 was due to the aggregate of dividends declared of $688,000 and the unrealized loss on available-for-sale marketable securities, net of tax, of $604,000, exceeding net income for the six-month period of $1.1 million. The Company and its subsidiary met all regulatory capital requirements at June 30, 2004.

RESULTS OF OPERATIONS

Net income for the six months ending June 30, 2004, was $1.1 million, or $0.43 per share, as compared to $1.2 million, or $0.44 per share during the same period in 2003. Net interest income was $5.5 million for the six months ended June 30, 2004, remaining stable from the same period last year. Total non-interest expenses decreased $206,000, or 3.9%, for the six month period ended June 30, 2004, as compared to the same period of 2003 while non-interest income increased $44,000, or 4.3%. These improvements in net income were partially offset by a change in the provision (credit) for loan losses of $224,000.

For the quarter ended June 30, 2004, the Company recorded net income of $607,000, or $0.23 per share, as compared to net income of $ 572,000, or $0.21 per share. The increase in net income for the quarter of $35,000 was principally due to a $27,000 increase in net interest income and a $128,000 decrease in non-interest expenses, offset by a $59,000 increase in the provision for loan losses and a $74,000 increase in the federal income tax provision.

9.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the six months ended June 30, 2004 was $7.4 million, a decrease of $485,000, or 6.1%, from the same period in 2003. Interest on securities decreased $67,000, or 4.4%, as short term interest rates fell and certain callable securities were called. Interest income for the quarter ended June 30, 2004 was $3.7 million, a decrease of $194,000, or 4.9%, compared to the same period in 2003. This decrease was due to the reasons previously noted.

Interest expense decreased $475,000 to $1.9 million for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. Interest expense on deposits decreased $376,000, or 18.8%, from the same period as last year, while interest expense on other borrowings decreased $100,000, or 24.0%. The decrease in deposit interest expense was caused by the lower rates on transaction accounts and certificates of deposit, as well as an overall decrease in average interest-bearing deposit balances. Interest expense for the quarter ended June 30, 2004 was $967,000, a decrease of $221,000, or 18.6%, from the same period in 2003.

The provision for loan losses was $173,000 during the first six months of 2004, as compared to a credit of $51,000 in the same six-month period of 2003. The provision or credit for loan losses is determined based on management’s calculation of the allowance for loan losses, which includes provisions for classified loans, as well as for the remainder of the portfolio based on historical data, including past charge-offs, and current economic trends. The provision for loan losses for the quarter ended June 30, 2004 was $79,000, compared to a provision of $20,000 for the same quarter in 2003 for the reasons stated above.

Non-interest income increased $44,000, or 4.3%, during the six months ended June 30, 2004 as compared to the same period in 2003. The increase in non-interest income was primarily due to a $26,000 gain on sale of securities in 2004 and a $21,000, or 11.0%, increase in Trust and Financial Services. Non-interest expenses decreased $206,000, or 3.9%, for the six months ended June 30, 2004, compared to the same period in 2003. Salaries and employee benefits decreased $103,000, or 3.9%; occupancy expense decreased $10,000, or 2.9%; professional and director fees decreased $37,000, or 9.1%; and other expenses decreased $59,000, or 4.2%. The provision for income taxes was $192,000 (effective rate of 14.5%) for the six months ended June 30, 2004, compared to $134,000 (effective rate of 10.3%) for the six months ended June 30, 2003. The increase in the effective tax rate resulted from a decrease in tax-exempt interest income.

Non-interest income for the quarter ended June 30, 2004 was $572,000, an increase of $12,000, or 2.2%, compared to the same quarter in 2003. This increase was primarily due to trust and financial services as noted previously. Non-interest expenses for the quarter ended June 30, 2004 decreased $128,000, or 4.8%, compared to last year’s period. This decrease was due to reasons previously noted.

10.

CSB BANCORP, INC.

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2004 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Board-approved policy limits.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

With the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that:

(a) information required to disclosed by the Company in this Quarterly Report on Form 10-Q would be accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure;

(b) information required to be disclosed by the Company in this Quarterly Report on Form 10-Q would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(c) the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company and its consolidated subsidiary is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

11.

CSB BANCORP, INC.

FORM 10-Q
Quarter ended June 30, 2004

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

There are no matters required to be reported under this item.

Item 2 - Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities:

There are no matters required to be reported under this item.

Item 3 - Defaults Upon Senior Securities:

There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:

The 2004 Annual Meeting of Shareholders of the Company was held on April 21, 2004. Matters submitted to a vote of the security holders at the meeting was the election of three members to the Board of Directors, each to continue in office until the 2007 Annual Shareholders’ Meeting.

Nominee	For	Withheld
Jeffery A. Robb, Sr.	1,672,307	180,264
Samuel M. Steimel	1,508,368	344,203
John R. Waltman	1,809,533	43,038

The following individuals continued as directors of CSB following the 2004 Annual Meeting of Shareholders:

John J. Limbert J. Thomas Lang Robert K. Baker Ronald E. Holtman Daniel J. Miller Eddie L. Steiner

Item 5 - Other Information:

There are no matters required to be reported under this item.

12.

CSB BANCORP, INC.

FORM 10-Q
Quarter ended June 30, 2004
PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K:

(a)	Exhibits:

Exhibit
Number	Description of Document
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc.

3.2	Code of Regulations of CSB Bancorp, Inc.

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification

32.1	Section 1350 CEO’s Certification

32.2	Section 1350 CFO’s Certification

(b) Reports on Form 8-K:

Form 8-K dated April 19, 2004, containing a quarterly report to shareholders that included financial statements for the period ended March 31, 2004.

Form 8-K dated June 25, 2004, containing a press release announcing the quarterly dividend.

13.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: 08/06/04	/s/ John J. Limbert

John J. Limbert
President
Chief Executive Officer

Date: 08/06/04	/s/ A. Lee Miller

A. Lee Miller
Senior Vice President
Chief Financial Officer

14.

CSB BANCORP, INC.

Index to Exhibits

Exhibit		Sequential
Number	Description of Document	Page
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc.	16

3.2	Code of Regulations of CSB Bancorp, Inc.	30

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)	43

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification	44

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification	46

32.1	Section 1350 CEO’s Certification	48

32.2	Section 1350 CFO’s Certification	49

15.