Form 10-Q
period 2004-09-30
CSB BANCORP INC /OH
filed 2004-11-12
CIK 880417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2004

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

Yes ☐          No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at November 12, 2004:
2,644,963 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED September 30, 2004

CSB BANCORP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$10,255,947	$12,327,227
Interest-bearing deposits with other banks	98,109	147,154
Federal funds sold	8,500,000	4,727,000

Total cash and cash equivalents	18,854,056	17,201,381
Securities available-for-sale, at fair value	64,932,894	28,990,615
Securities held-to-maturity (fair value of $38,395,177)	—	36,092,027
Restricted stock, at cost	2,763,800	2,690,000

Total securities	67,696,694	67,773,242
Loans, net of allowance for loan losses of $2,574,617 in 2004 and $2,458,864 in 2003	212,277,414	210,795,598
Premises and equipment, net	8,273,178	8,563,276
Accrued interest receivable and other assets	1,946,316	1,846,292

Total assets	$309,047,658	$306,179,789

LIABILITIES
Deposits Noninterest-bearing	$34,274,182	$33,539,061
Interest-bearing	205,294,997	215,418,686

Total deposits	239,569,179	248,957,747
Securities sold under repurchase agreements	12,874,576	11,859,052
Federal Home Loan Bank borrowings	18,873,363	9,512,481
Accrued interest payable and other liabilities	1,462,800	1,132,971

Total liabilities	272,779,918	271,462,251

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,667,786 shares	16,673,667	16,673,667
Additional paid-in capital	6,413,915	6,413,915
Retained earnings	13,050,700	12,214,751
Treasury stock at cost: 22,824 shares in 2004 and 23,436 shares in 2003	(627,119)	(645,938)
Accumulated other comprehensive income	756,577	61,143

Total shareholders’ equity	36,267,740	34,717,538

Total liabilities and shareholders’ equity	$309,047,658	$306,179,789

See note to consolidated financial statements.

3.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income
Loans, including fees	$3,017,681	$3,099,353	$8,968,176	$9,462,091
Taxable securities	383,818	233,318	1,028,665	793,823
Non-taxable securities	363,553	471,344	1,176,470	1,435,405
Other	7,110	10,352	10,318	19,979

Total interest income	3,772,162	3,814,367	11,183,629	11,711,298
Interest expense
Deposits	794,678	933,509	2,418,174	2,932,916
Other	165,770	207,539	481,624	622,900

Total interest expense	960,448	1,141,048	2,899,798	3,555,816

Net interest income	2,811,714	2,673,319	8,283,831	8,155,482
Provision (credit) for loan losses	250,000	—	422,621	(51,000)

Net interest income after provision for loan losses	2,561,714	2,673,319	7,861,210	8,206,482
Non-interest income
Service charges on deposit accounts	232,594	198,484	626,078	588,680
Gain on sale of securities	559,156	—	585,016	—
Trust and financial services	77,553	94,192	285,536	281,550
Other income	213,088	314,385	656,306	763,662

Total non-interest income	1,082,391	607,061	2,152,936	1,633,892
Non-interest expenses
Salaries and employee benefits	1,377,792	1,627,730	3,925,133	4,277,630
Occupancy expense	160,867	165,378	481,698	495,824
Equipment expense	130,912	113,968	390,131	373,970
State franchise tax	107,255	102,975	312,273	305,568
Professional and director fees	189,749	284,588	562,141	694,383
Other expenses	706,702	703,056	2,052,001	2,106,868

Total non-interest expenses	2,673,277	2,997,695	7,723,377	8,254,243

Income before income taxes	970,828	282,685	2,290,769	1,586,131
Federal income tax provision (credit)	224,000	(56,000)	416,000	78,000

Net income	$746,828	$338,685	$1,874,769	$1,508,131
Basic and diluted earnings per share	$0.28	$0.13	$0.71	$0.57

See note to consolidated financial statements.

4.

CBS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance at beginning of period	$34,553,933	$34,403,999	$34,717,538	$33,742,284
Comprehensive income:
Net income	746,828	338,685	1,874,769	1,508,131
Change in net unrealized gain (loss), net of reclassification adjustments and related income taxes	1,299,450	(76,922)	695,434	(60,375)

Total comprehensive income	2,046,278	261,763	2,570,203	1,447,756
Issuance of shares from treasury under dividend reinvestment program (612 shares in 2004, and 3,934 and 11,336 shares in 2003)	11,375	67,390	11,375	193,559

Purchase of treasury shares (4 and 1,006 shares in 2003)	—	(8)	—	(18,119)
Cash dividends declared ($0.13 and $0.39 per share in 2004, and $0.12 and $0.36 per share in 2003)	(343,846)	(316,871)	(1,031,376)	(949,207)

Balance at end of period	$36,267,740	$34,416,273	$36,267,740	$34,416,273

See note to consolidated financial statements.

5.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Net cash from operating activities	$2,072,265	$2,798,299
Cash flows from investing activities
Securities available-for-sale Proceeds from maturities, calls and repayments	17,957,850	22,353,889
Proceeds from sales	11,927,185	—
Purchases	(31,951,741)	(30,047,912)
Securities held to maturity Proceeds from maturities, calls and repayments	3,812,000	6,620,000
Net change in loans	(1,880,998)	(9,877,227)
Premises and equipment expenditures, net	(278,746)	(28,158)

Net cash from investing activities	(414,450)	(10,979,408)

Cash flows from financing activities
Net change in deposits	(9,388,568)	(2,832,206)
Net change in securities sold under repurchase agreements	1,015,524	(1,221,343)
Proceeds from FHLB borrowings	10,000,000	5,000,000
Principal reductions on FHLB borrowings, net	(639,118)	(726,532)
Purchase of treasury shares	—	(18,119)
Cash dividends paid	(992,978)	(701,803)

Net cash from financing activities	(5,140)	(500,003)

Net change in cash and cash equivalents	1,652,675	(8,681,112)
Cash and cash equivalents at beginning of period	17,201,381	22,654,696

Cash and cash equivalents at end of period	$18,854,056	$13,883,584

Supplemental disclosures
Interest paid	$2,917,830	$3,598,681
Income taxes paid	360,000	—
Non-cash investing activity — transfer of securities from held-to-maturity to available-for-sale category	$31,681,132	—

See note to consolidated financial statements.

6.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of CSB Bancorp, Inc. and its wholly-owned subsidiary, The Commercial and Savings Bank (together referred to as the “Company” or “CSB”). All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2004, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2003, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results for the full year or any future interim period.

NOTE 2 — SECURITIES

Securities consist of the following at September 30, 2004 and December 31, 2003:

September 30, 2004

		Gross unrealized	Gross unrealized	Fair
	Amortized Cost	gains	losses	value
Available-for-sale:
U.S. Treasury security	$101,563	$35,218	$—	$136,781
Obligations of U.S. government corporations and agencies	38,963,402	72,961	55,980	38,980,383
Obligations of states and political subdivisions	20,878,137	1,079,860	—	21,957,997
Mortgage-backed securities	3,843,464	16,093	1,824	3,857,733
Restricted stock	2,763,800	—	—	2,763,800

Total securities	$66,550,366	$1,204,132	$57,804	$67,696,694

7.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — SECURITIES (continued)

December 31, 2003

	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value
Available-for-sale:
Obligations of U.S. government corporations and agencies	$24,018,719	$73,383	$7,872	$24,084,230
Mortgage-backed securities	4,263,078	4,782	7,600	4,260,260
Corporate security	616,177	29,948	—	646,125

Total available-for-sale	28,897,974	108,113	15,472	28,990,615

Held-to-maturity:
U.S. Treasury security	101,599	32,557	—	134,156
Obligations of U.S. government corporations and agencies	1,000,000	11,875	—	1,011,875
Obligations of states and political subdivisions	34,990,428	2,258,718	—	37,249,146

Total held-to-maturity	36,092,027	2,303,150	—	38,395,177

Restricted stock	2,690,600	—	—	2,690,600

Total securities	$67,680,601	$2,411,263	$15,472	$70,076,392

A one-time reclassification of all held-to-maturity securities to available-for-sale was completed during the quarter ended September 30, 2004.

8.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiary (the Company) at September 30, 2004, compared to December 31, 2003, and the consolidated results of operations for the nine month and quarterly periods ending September 30, 2004 compared to the same periods in 2003. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnote.

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

FINANCIAL CONDITION

Total assets were $309.0 million at September 30, 2004, compared to $306.2 million at December 31, 2003, representing an increase of $2.8 million or .9%. Cash and cash equivalents increased $1.7 million, or 9.6%, during the nine-month period ending September 30, 2004, due to a $2.0 million decrease in cash and due from banks and a $3.8 million increase in Federal funds sold. Net loans increased $1.5 million (0.7%) while deposits decreased $9.4 million (3.8%) during the nine-month period. Consequently, Federal Home Loan Bank borrowings increased $9.4 million during the period.

9.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a strategic initiative, the Company is focusing on expanding its public fund relationships to grow both lending and deposit balances. Due to the Company’s inability to secure public fund deposits with out-of-state municipal securities, management determined that the best course of action would be to liquidate the out-of-state portfolio previously classified as held-to-maturity. As a result of a change in executive management and the implementation of this strategic initiative, the Company made a one-time reclassification of all held-to-maturity securities to available for sale with the intent to classify all future security purchases as available for sale. The action allows management to enhance the diversity and usage of the securities portfolio. The amortized cost of securities transferred from held-to-maturity to available-for-sale was $31.7 million resulting in the recording of gross unrealized gains of $1.7 million at September 30, 2004.

Net loans increased $1.5 million, or 0.7% during the nine-month period ended September 30, 2004. This increase was due to a combination of increased loan demand and production within the Company’s market area. The allowance for loan losses amounted to $2,575,000, or 1.20% of total loans at September 30, 2004, compared to $2,459,000, or 1.16 % of total loans at December 31, 2003. The components of the change in the allowance for loan losses during the nine-month period ended September 30, 2004, included a provision of $423,000 and net loan charge-offs of $307,000. Loans past due more than 90 days and still accruing interest and loans placed on nonaccrual status, aggregated $1,673,000, or 0.78% of total loans at September 30, 2004, compared to $1,345,000, or 0.63% of total loans at December 31, 2003.

At September 30, 2004, the ratio of net loans to deposits was 88.6%, compared to 84.7% at December 31, 2003. The increase in this ratio is due to loan growth coupled with deposit shrinkage experienced during the nine months ended September 30, 2004.

The increase in Federal Home Loan Bank borrowings resulted from a $10 million leverage program entered into during the first quarter of 2004. Such borrowings have been used to fund loan growth and deposit shrinkage. An increase of $1.0 million in securities sold under repurchase agreements during the nine-month period have also been used to fund portions of the loan growth.

Total shareholders’ equity amounted to $36.3 million, or 11.7% of total assets, at September 30, 2004, compared to $34.7 million, or 11.3% of total assets, at December 31, 2003. The increase in shareholders’ equity during the nine months ended September 30, 2004 was principally due to, net income of $1,875,000, dividends declared of $1,031,000, and the increase in unrealized gain on securities, net of tax, of $695,000. The Company and its subsidiary met all regulatory capital requirements at September 30, 2004.

10.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 30, 2004 and 2003

For the quarter ended September 30, 2004, the Company recorded net income of $747,000, or $.28 per share, as compared to net income of $339,000, or $.13 per share for the quarter ended September 30, 2003. The increase in net income for the quarter of $408,000 was principally due to a $139,000 increase in net interest income, gain on the sale of securities of $559,000, a $250,000 decrease in salaries and employee benefits associated with $237,000 in severance payments to the prior CEO, offset by a $250,000 increase in the provision for loan losses and a $280,000 increase in the federal income tax provision.

Interest income for the quarter ended September 30, 2004 was $3.8 million a decrease of $42,000 or 1.1%, compared to the same period in 2003. This decrease was primarily due to a decrease in loan interest rates. Interest expense for the quarter ended September 30, 2004 was $960,000, a decrease of $181,000, or 15.8%, from the same period in 2003. The decline in interest expense occurred due to both decreases in rate and average volume of interest-bearing liabilities.

The provision for loan losses for the quarter ended September 30, 2004 was $250,000, compared to no provision for the same quarter in 2003. The provision or credit for loan losses is determined based on management’s calculation of the allowance for loan losses, which includes provisions for classified loans, as well as for the remainder of the portfolio based on historical data, including past charge-offs, and current economic trends.

Non-interest income for the quarter ended September 30, 2004 was $1.1 million, an increase of $475,000, or 78.3%, compared to the same quarter in 2003. This increase was primarily due to a gain on the sale of securities of $559,000, and increases in the fees on deposits of $34,000. These increases were offset by decreases in mortgage banking income of $54,000, and trust and brokerage income of $17,000. For the quarter ended September 30, 2003 a nonrecurring gain of $79,000 was recognized on the sale of other real estate. Non-interest expenses for the quarter ended September 30, 2004 decreased $324,000, or 10.8%, compared to the third quarter of 2003. This decrease was due primarily to the decrease in salary and benefit expense explained above, as well as a $95,000, or 33.3%, decrease in professional and director fees, which was also related to severance payments to the prior CEO in the form of consulting fees.

Nine months ended September 30, 2004 and 2003

Net income for the nine months ending September 30, 2004, was $1.9 million, or $.71 per share, as compared to $1.5 million, or $.57 per share during the same period in 2003. Return on average assets and return on average equity were 0.80% and 7.17%, respectively, for the nine month period of 2004 compared to 0.67% and 5.86%, respectively for 2003.

Net interest income was $8.3 million for the nine months ended September 30, 2004, an increase of $129,000 of 1.6% from the same period last year. Total non-interest expenses

11.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decreased $531,000, or 6.4%, for the nine month period ended September 30, 2004, as compared to the same period of 2003 while non-interest income increased $519,000, or 31.8%. These improvements in net income were partially offset by a change in the provision (credit) for loan losses of $474,000.         .

Interest income for the nine months ended September 30, 2004 was $11.2 million, a decrease of $528,000, or 4.5%, from the same period in 2003. Interest income on securities decreased $24,000, or 1.1%, as short-term interest rates fell and certain callable securities were called.

Interest expense decreased $656,000 to $2.9 million for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. Interest expense on deposits decreased $515,000, or 17.6%, from the same period as last year, while interest expense on other borrowings decreased $141,000, or 22.6%. The decrease in deposit interest expense was caused by the lower rates on transaction accounts and certificates of deposit, as well as an overall decrease in average interest-bearing deposit balances. The net interest margin improved by 10 basis points for the nine-month period ended September 30, 2004 to 3.83% from 3.73% for the same period in 2003.

The provision for loan losses was $423,000 during the first nine months of 2004, as compared to a credit of $51,000 in the same nine-month period of 2003. The provision or credit for loan losses is determined based on management’s calculation of the allowance for loan losses, which includes provisions for classified loans, as well as for the remainder of the portfolio based on historical data, including past charge-offs, and current economic trends.

Non-interest income increased $519,000, or 31.8%, during the nine months ended September 30, 2004 as compared to the same period in 2003. The increase in non-interest income was primarily due to a $585,000 gain on sale of securities in 2004 and a $37,000 increase in service charges on deposit accounts. Non-interest expenses decreased $531,000, or 6.4%, for the nine months ended September 30, 2004, compared to the same period in 2003. Salaries and employee benefits decreased $352,000 or 8.2%. Professional and director fees decreased $132,000, or 19.0%, primarily a result of the severance package of the prior CEO. Other expenses decreased $55,000, or 2.6%, primarily the result of reduced third party outsourcing fees within the Trust Department.

The provision for income taxes was $416,000 (effective rate of 18.2%) for the nine months ended September 30, 2004, compared to $78,000 (effective rate of 4.9%) for the nine months ended September 30, 2003. The increase in the effective tax rate resulted from a decrease in tax-exempt interest income as a portion of total income before income taxes.

12.

CSB BANCORP, INC.

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2004 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Board-approved policy.

ITEM 4 CONTROLS AND PROCEDURES

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

13.

CSB BANCORP, INC.

FORM 10-Q
Quarter ended September 30, 2004

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings:

     There are no matters required to be reported under this item.

Item 2 — Unregistered Sales of Securities and Use of Proceeds:

     There are no matters required to be reported under this item.

Item 3 — Defaults Upon Senior Securities:

     There are no matters required to be reported under this item.

Item 4 — Submission of Matters to a Vote of Security Holders:

     There are no matters required to be reported under this item

Item 5 — Other Information:

     There are no matters required to be reported under this item.

14.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended September 30, 2004

PART II — OTHER INFORMATION

Item 6 — Exhibits:

Exhibit
Number	Description of Document
11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)
31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification
31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification
32.1	Section 1350 CEO’s Certification
32.2	Section 1350 CFO’s Certification

15.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ CSB BANCORP, INC.
CSB BANCORP, INC.
(Registrant)

Date: November 12, 2004	/s/ John J. Limbert
John J. Limbert
President Chief Executive Officer

Date: November 12, 2004	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President Chief Financial Officer

16.

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

17.