Form 10-K
period 2004-12-31
CSB BANCORP INC /OH
filed 2005-03-28
CIK 880417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004

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

Yes ☐      No ☑

At June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on a share price of $17.85 per share (such price being the last trade price on such date) was $44.1 million.

At March 24, 2005, there were outstanding 2,644,962 of the registrant’s Common Shares, $6.25 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s 2004 Annual Report to Shareholders.
Portions of Registrant’s Proxy Statement dated March 24, 2005.

PART I

Available Information

Our website address is www.csb1.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports available free of charge on our website as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). We also make available through our website, other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Ethics. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

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

ITEM 1 - BUSINESS

General

CSB Bancorp, Inc. (the “Company”), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and was incorporated under the laws of the State of Ohio in 1991. The Commercial and Savings Bank (the “Bank”), an Ohio banking corporation chartered in 1879, is a wholly owned subsidiary of the Company. The Bank is a member of the Federal Reserve system, and its deposits are insured up to the maximum provided by the law by the Federal Deposit Insurance Corporation. The primary banking regulators of the Bank are the Federal Reserve Board and the Ohio Division of Financial Institutions.

The Bank provides retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, night depository facilities, brokerage and trust services.

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

Certain risks are involved in granting loans, primarily related to the borrowers’ ability and willingness to repay the debt. Before the Bank extends or renews a new loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, collateral being used to secure the transaction, borrower’s character, and other factors. For all commercial loan relationships greater than $275,000, the Bank’s internal credit department performs an annual risk rating review. In addition to this review, an independent outside loan review firm is engaged to review all watch list and adversely classified credits, commercial loan relationships greater than $1,000,000, a sample of commercial loan relationships less than $1,000,000, loans within an industry concentration and a sample of consumer/mortgage loans. In addition, any loan identified as a problem credit by management and/or the external loan review consultants is assigned to the Bank’s “loan watch list,” and is subject to ongoing review by the Bank’s credit department and the assigned loan officer to ensure appropriate action is taken when deterioration has occurred.

Commercial loans are variable, as well as fixed rate and include operating lines of credit and term loans made to small businesses primarily based on their ability to repay the loan from the cash flow of the business. Such loans are typically secured by business assets such as equipment and inventory, and occasionally by the business owner’s principal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to consumer lending, which includes single-family residences, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances, are generally dependent on the cash flow of the business, and thus may be subject to a greater extent to adverse conditions in the general economy or in a specific industry. Management reviews the borrower’s cash flows when deciding whether to grant the credit, to evaluate whether estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.

Commercial real estate loans are primarily secured by borrower-occupied business real estate and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Commercial real estate loans are generally originated with a loan-to-value ratio of 80% or less. Commercial construction loans are secured by commercial real estate and in most cases the bank also provides the permanent financing. Advances are monitored by the Bank and the maximum loan to value is typically limited to the lesser of 90% of cost or 80% of appraisal. Management performs much the same analysis when deciding whether to grant a commercial real estate loan as when deciding whether to grant a commercial loan.

Residential real estate loans carry both fixed and variable rates and are secured by the borrower’s residence. Such loans are made based on the borrower’s ability to make repayment from employment and other income. Management assesses the borrower’s ability to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 85% or less of the value of collateral or up to 100% with PMI. An appraisal from a qualified real estate appraiser or an evaluation based on tax value is obtained for substantially all loans secured by real estate. Residential construction loans are secured by residential real estate that generally will be occupied by the borrower on completion. While not contractually required to do so, the Bank usually makes the permanent loan at the end of the construction phase. Construction loans also are made in amounts of 85% or less of the value of the collateral.

Home equity lines of credit are made to individuals and are secured by second or first mortgages on the borrower’s residence. Loans are based on similar credit and appraisal criteria used for residential real estate loans; however, loans up to 100% of the value of the property may be approved for borrowers with excellent credit histories. These loans typically bear interest at variable rates and require certain minimum monthly payments.

Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Consumer loans for the purchase of new automobiles generally do not exceed 90% of the purchase price of the automobile. Loans for used automobiles generally do not exceed average wholesale or trade-in values as stipulated in a recent auto-industry used-car price guide. Credit card and overdraft protection loans are unsecured personal lines of credit to individuals of demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, absence of collateral. Since these loans are generally repaid from ordinary income of the individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or by general decline in economic conditions. The Bank assesses the borrower’s ability to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.

While the Company’s chief decision-makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.

Employees

At December 31, 2004, the Bank had 146 employees, 112 of which were employed on a full-time basis. The Company has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Management considers its employee relations to be good.

Competition

The Bank operates in a highly competitive industry due, in part, to Ohio law permitting statewide branching by banks, savings and loan associations and credit unions. Ohio law also permits nationwide interstate banking on a reciprocal basis. In its primary market area of Holmes and surrounding counties, the Bank competes for new deposit dollars and loans with several other commercial banks, both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. The ability to generate earnings is impacted, in part, by competitive pricing on loans and deposits and by changes in the rates on various U.S. Treasury and State and political subdivision issues which comprise a significant portion of the Bank’s investment portfolio, and which rates are used as indices on several loan products. The Bank believes its presence in the Holmes County area provides the Bank with a competitive advantage due to its large asset base and ability to make loans and provide services to the local community.

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

Supervision and Regulation

The Bank is subject to supervision, regulation and periodic examination by the Federal Reserve Board and the State of Ohio Division of Financial Institutions. Because the Federal Deposit Insurance Corporation insures its deposits, the Bank is also subject to certain regulations of that federal agency. As a bank holding company, the Company is subject to supervision, regulation and periodic examination by the Federal Reserve Board. The earnings of the Company and the Bank are affected by state and federal laws and regulations, and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, requirements on maintenance of reserves against deposits, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, certain restrictions on banks’ relationships with many phases of the securities business and capital adequacy and liquidity restraints.

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or omit to state a material fact. The Company has also implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act, which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. The Securities and Exchange Commission recently extended the deadline for Section 404 compliance for non-accelerated filers, including the Company, until the fiscal year ended December 31, 2006. The Company has begun the documentation phase of required Section 404 certification.

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission’s Industry Guide 3, or a specific reference as to the location of required disclosures in the Company’s 2004 Annual Report to Shareholders (the “Annual Report”).

I. Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

A&B. Average Balance Sheet and Related Analysis of Net Interest Earnings: The information set forth under the heading “Average Balances, Rates and Yields” which is incorporated by reference pursuant to Part II, Item 7 of this document, is incorporated herein by reference.

C. Dollar Amount of Change in Interest Income and Interest Expense: The information set forth under the heading “Rate/Volume Analysis of Changes in Income and Expense” which is incorporated by reference pursuant to Part II, Item 7 of this document, is incorporated herein by reference.

II. Securities Portfolio

A. The following is a schedule of the carrying value of securities at December 31, 2004, 2003 and 2002.

(In thousands of dollars)	2004	2003	2002

Securities available-for-sale, at fair value
U.S. Treasury securities	$134
U.S. Government corporations and agencies	39,214	$24,084	$18,675
Mortgage-related securities	16,228	4,260	3,339
Obligations of states and political subdivisions	17,862	646	658

Total	$73,438	$28,990	$22,672

Securities held-to-maturity, at amortized cost
U.S. Treasury securities		$102	$102
U.S. Government corporations and agencies		1,000	7,001
Obligations of states and political subdivisions		34,990	40,720

Total		$36,092	$47,823

B. The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2004:

	(In thousands of dollars)
	Maturing
			After One Year		After Five Years
			Through Five		Through Ten
	One Year or Less		Years		Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for sale:
U.S. Treasury							$134	5.88%
U.S. Government corporations and agencies	$4,961	1.73%	$18,927	3.46%	$15,326	4.10%
Mortgage-related					3,434	4.45	12,794	4.58
Obligations of states and political subdivisions	4,559	5.94	10,906	6.98	2,397	6.76

Total	$9,520	3.75%	$29,833	4.75%	$21,157	4.46%	$12,928	4.59%

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

C. Excluding holdings of U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the Company’s consolidated shareholders’ equity at December 31, 2004.

III. Loan Portfolio

A. Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31:

(In thousands of dollars)	2004	2003	2002	2001	2000

Commercial	$77,231	$73,559	$74,907	$68,180	$85,458
Commercial real estate	43,744	49,160	41,665	31,170	39,122
Residential real estate	78,862	72,944	65,653	55,228	56,342
Residential real estate loans held for sale
Construction	8,034	5,503	5,453	1,255	7,543
Installment and credit card	10,273	12,251	12,382	13,518	18,033

Total loans	$218,144	$213,417	$200,060	$169,351	$206,498

B. Maturities and Sensitivities of Loans to Changes in Interest Rates — The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding real estate mortgage and installment loans, as of December 31, 2004:

	Maturing
	One Year	One Through	After Five
(In thousands of dollars)	or Less	Five Years	Years	Total

Commercial	$25,451	$27,869	$23,911	$77,231
Commercial real estate	5,839	10,912	26,993	43,744
Construction	80		7,954	8,034

Total	$31,370	$38,781	$58,858	$129,009

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and real estate construction loans due after one year from December 31, 2004.

(In thousands of dollars)	Fixed Rate	Variable Rate

Total commercial, commercial real estate and construction loans due after one year	$10,242	$87,397

C. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans — The following schedule summarizes nonaccrual, past due and restructured loans.

	December 31
(In thousands of dollars)	2004	2003	2002	2001	2000

(a) Loans accounted for on a nonaccrual basis	$1,552	$1,170	$1,721	$3,159	$1,119
(b) Accruing loans that are contractually past due 90 days or more as to interest or principal payments	119	175		119	226
(c) Loans which are “troubled debt restructuring” as defined in Statement of Financial Accounting Standards No. 15 (exclusive of loans in (a) or (b) above)

Totals	$1,671	$1,345	$1,721	$3,278	$1,345

The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that collection of interest is doubtful, when commercial loans are past due as to principal and interest 90 days or more or when mortgage loans are past due as to principal and interest 120 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be well-secured and in process of collection. In such cases, loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due date. When loans are placed on nonaccrual, any accrued interest is charged against interest income. Consumer loans are not placed on non-accrual but are charged off after 90 days past due.

(d) Impaired Loans — Information regarding impaired loans at December 31 is as follows:

(In thousands of dollars)	2004	2003	2002

Balance of impaired loans at December 31	$1,198	$897	$916
Less portion for which no allowance for loan loss is allocated
Portion of impaired loan balance for which an allowance for loan losses is allocated	1,198	897	916
Portion of allowance for loan losses allocated to the impaired loan balance at December 31	388	251	239

Interest income recognized on impaired loans during the year amounted to $24,000 while $45,000 would have been recognized had the loans been performing under their contractual terms.

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

2. Potential Problem Loans — At December 31, 2004, no loans were identified that management has serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in item III.C.1. On a monthly basis, the Company internally classifies certain loans based on various factors. At December 31, 2004, these amounts, including impaired and nonperforming loans, amounted to $8.4 million of substandard loans and $10,200 of doubtful loans.

3. Foreign Outstandings — There were no foreign outstandings during any period presented.

4. Loan Concentrations — As of December 31, 2004, there are no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A above.

D. Other Interest-Bearing Assets — As of December 31, 2004, there are no other interest-bearing assets required to be disclosed under Item III.C.1 or 2 if such assets were loans.

IV. Summary Of Loan Loss Experience

A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(In thousands of dollars)	2004	2003	2002	2001	2000

LOANS
Average loans outstanding during period	$216,864	$209,231	$181,147	$186,665	$208,193

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$2,459	$2,701	$4,019	$7,460	$3,419
Loans charged off:
Commercial	(95)	(56)	(429)	(1,585)	(1,633)
Commercial real estate	0	(97)	(342)	(1,441)	(6)
Residential real estate	(275)	(70)	(154)	(151)	(18)
Installment and credit card	(64)	(115)	(240)	(571)	(590)

Total loans charged off	(434)	(338)	(1,165)	(3,748)	(2,247)

Recoveries of loans previously charged off:
Commercial	61	7	244	126	52
Commercial real estate	0	0	0	0	0
Residential real estate	23	70	36	42	0
Installment	43	70	153	104	94

Total loan recoveries	127	147	433	272	146

Net loans charged off	(307)	(191)	(732)	(3,476)	(2,101)
Provision charged to operating expense	423	(51)	(586)	35	6,142

Balance at end of period	2,575	$2,459	$2,701	$4,019	$7,460

Ratio of net charge-offs to average loans outstanding for period	.14%	.09%	.40%	1.86%	1.01%

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

	Allocation of the Allowance for Loan Losses
	(In thousands of dollars)
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

	December 31, 2004		December 31, 2003		December 31, 2002		December 31, 2001		December 31, 2000

Commercial	$1,256	35.40%	$741	34.47%	$809	37.44%	$2,011	40.26%	$3,879	41.39%
Commercial real estate	765	20.05	759	23.03	908	20.82	1,132	18.41	2,486	18.95
Residential real estate	261	36.15	768	34.18	491	32.82	370	32.61	214	27.28
Construction	18	3.68	30	2.58	35	2.73	0	.74	0	3.65
Installment and credit card	22	4.71	70	5.74	231	6.19	401	7.98	628	8.73
Unallocated	253		91		227		105		253

Total	$2,575	100.00%	$2,459	100.00%	$2,701	100.00%	$4,019	100.00%	$7,460	100.00%

V. Deposits

A. & B. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average			Average
	Amounts Outstanding			Rate Paid
	Year ended December 31			Year ended December 31
	2004	2003	2002	2004	2003	2002

(In thousands of dollars)
Noninterest-bearing demand	$34,310	$30,551	$27,884	N/A	N/A	N/A
Interest-bearing demand deposits	48,042	46,687	44,456	.22%	.41%	.92%
Savings deposits	42,904	37,989	35,759	.44	.53	.99
Time deposits	116,418	121,298	126,981	2.53%	2.85	3.94

Total deposits	$241,674	$236,525	$235,080

C. and E. There were no foreign deposits in any period presented.

D. The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2004:

(In thousands of dollars)
Three months or less	$7,053
Over three through six months	1,980
Over six through twelve months	3,635
Over twelve months	17,949

Total	$30,617

VI. Return On Equity and Assets

	2004	2003	2002

Return on average assets	0.81%	0.68%	0.65%
Return on average shareholders’ equity	7.15	6.00	5.76
Dividend payout ratio	54.44	61.48	41.04
Average shareholders’ equity to average assets	11.31	11.35	11.30

VII. Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase generally mature one (1) day from the transaction date. Federal funds purchased generally have overnight terms. Information concerning short-term borrowings is summarized as follows:

(In thousands of dollars)	2004	2003	2002

Securities sold under agreements to repurchase and federal funds purchased at period-end	$13,316	$11,859	$14,448
Weighted average interest rate at period-end	.64%	.56%	.76%
Maximum outstanding at any month-end during the year	13,693	13,738	15,596
Average amount outstanding	17,223	12,885	13,760
Weighted average rates during the year	.49%	.61%	.82%

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

The Clinton Commons Banking Center, 2102 Glen Drive, Millersburg, Ohio 44654 (leased)

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

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information contained in the section captioned “Common Stock and Shareholder Information” on page 19 of the Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

Information contained in the section captioned “Selected Financial Data” on page 9 of the Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained in the section captioned “2004 Financial Review” on pages 8 through 19 of the Annual Report is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information contained in the section captioned “ Quantitative and Qualitative Disclosures About Market Risk” on pages 15 and 16 of the Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information contained in the consolidated financial statements and related notes and the Report of Independent Registered Public Accounting Firm thereon, on pages 20 through 42 of the Annual Report is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements between the Company and Clifton Gunderson LLP, it’s independent public accountant, on any matter of accounting principle or practice, financial statement disclosure or auditing scope procedure during the years ended December 31, 2004 and 2003.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

With the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934)was performed, as of the end of the period covered by this Annual Report. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes In Internal Control Over Financial Reporting

There have been no significant changes during the quarter ended December 31, 2004 in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained in the section captioned “ELECTION OF DIRECTORS” on pages 4 through 8 of the Company’s proxy statement for the Company’s Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 18, 2005 (the “Proxy Statement”) and information contained in the section captioned “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” on page 4 of the Proxy Statement is incorporated herein by reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

Information contained in the section captioned “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION” on page 9 of the Proxy Statement, the section captioned “EXECUTIVE COMPENSATION” on pages 12 and 13 of the Proxy Statement, the section captioned “EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS” on pages 14 and 15 of the Proxy Statement, and the section captioned “COMPENSATION AND NOMINATING COMMITTEE AND INSIDER PARTICIPATION; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” on page 17 of the Proxy Statement, is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained in the section captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” on pages 2 through 4 of the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

			Number of shares
	Number of shares of		remaining available for
	common stock to be issued	Weighted-average exercise	future issuance under
	upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants, and	(excluding securities
	warrants and rights	rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by stockholders	17,820	$16.86	57,180

Equity compensation plans not approved by stockholders	25,000	$15.55	0

Total	42,820	$16.09	57,180

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained in the section captioned “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” on pages 16 and 17 of the Proxy Statement is incorporated herein by reference. Those relationships where transactions exceeded $60,000 for the year ended December 31, 2004, are as follows: Holmes County Title Company, a corporation owned 100% by Ronda P. Steimel, wife of Director Samuel M. Steimel, received $60,652 for title work and real estate closing services in the ordinary course of business of CSB and the bank.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information contained in the section captioned “CERTIFIED PUBLIC ACCOUNTANTS” on page 11 of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a) Exhibits

Exhibit
Number	Description of Document
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB)

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K)

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)

10.1	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant’s Form 10-SB)

10.2	Third Amendment to Employment Agreement between CSB Bancorp, Inc. and C. James Bess (incorporated by reference to Registrant’s Form 10-Q filed May 13, 2003)

10.3	Employment Agreement between CSB Bancorp, Inc. and John J. Limbert (incorporated by reference to Registrant’s Form 8-K filed May 22, 2003)

13	Excerpts of CSB Bancorp, Inc. 2004 Annual Report to Shareholders

21	Subsidiary of CSB Bancorp, Inc.

23	Consent of Clifton Gunderson LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

/s/ John J. Limbert

Date: March 24, 2005	John J. Limbert, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2005.

Signatures	Title
/s/ John J. Limbert	President and Chief Executive Officer (Principal Executive Officer)
John J. Limbert

/s/ Paula J. Meiler	Senior Vice President and Chief Financial Officer
Paula J. Meiler

/s/ Pamela S. Basinger	Financial Officer and Principal Accounting Officer
Pamela S. Basinger

/s/ Ronald E. Holtman	Director
Ronald E. Holtman

/s/ Jeffery A. Robb	Director
Jeffery A. Robb, Sr.

/s/ Robert K. Baker	Director
Robert K. Baker

Director

Daniel J. Miller

/s/ John R. Waltman	Director
John R. Waltman

Signatures	Title
/s/ Samuel M. Steimel	Director
Samuel M. Steimel

/s/ Eddie L. Steiner	Director
Eddie L. Steiner

/s/ J. Thomas Lang	Director
J. Thomas Lang

INDEX TO EXHIBITS

Sequential
Exhibit Number	Description of Document	Page

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB)	N/A

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K).	N/A

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A

10.1	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant’s Form 10-SB).	N/A

10.2	Third Amendment to Employment Agreement between CSB Bancorp, Inc. and C. James Bess (incorporated by reference to Registrant’s Form 10-Q filed May 13, 2003)	N/A

10.3	Employment Agreement between CSB Bancorp, Inc. and John J. Limbert (incorporated by reference to Registrant’s Form 8-K filed May 22, 2003)	N/A

13	Excerpts of the CSB Bancorp, Inc. 2004 Annual Report to Shareholders	N/A

21	Subsidiary of CSB Bancorp, Inc.	N/A

23	Consent of Clifton Gunderson LLP	N/A

31.1	Section 302 Certification of Chief Executive Officer	N/A

31.2	Section 302 Certification of Chief Financial Officer	N/A

32.1	Section 906 Certification of Chief Executive Officer	N/A

32.2	Section 906 Certification of Chief Financial Officer	N/A