Form 10-Q
period 2005-03-31
CSB BANCORP INC /OH
filed 2005-05-12
CIK 880417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Yes (X) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ( ) No (X)

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at May 12, 2005:
2,644,968 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED March 31, 2005

CSB BANCORP, INC.
PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$10,515,412	$12,501,954
Interest-earning deposits in other banks	9,619	142,338
Federal funds sold		3,000,000

Total cash and cash equivalents	10,525,031	15,644,292

Securities available-for-sale, at fair value	66,838,272	73,438,070
Restricted stock, at cost	2,817,300	2,790,400

Total securities	69,655,572	76,228,470

Loans	224,107,821	218,084,479
Less allowance for loan losses	2,410,053	2,574,945

Net loans	221,697,768	215,509,534

Premises and equipment, net	8,386,061	8,243,997
Accrued interest receivable and other assets	2,400,960	1,714,050

Total Assets	$312,665,392	$317,340,343

LIABILITIES
Deposits
Noninterest-bearing	$34,951,634	$41,733,596
Interest-bearing	208,771,128	206,217,123

Total deposits	243,722,762	247,950,719

Securities sold under repurchase agreements	10,944,852	13,316,473
Federal Home Loan Bank borrowings	18,493,057	18,745,236
Federal funds purchased	2,300,000
Accrued interest payable and other liabilities	1,435,227	1,120,408

Total liabilities	276,895,898	281,132,836

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,667,786 shares	16,673,667	16,673,667
Additional paid-in capital	6,413,915	6,413,915
Retained earnings	13,654,775	13,358,321
Treasury stock at cost: 22,818 shares in 2005 and 22,824 shares in 2004	(626,934)	(627,119)
Accumulated other comprehensive income (loss)	(345,929)	388,723

Total shareholders’ equity	35,769,494	36,207,507

Total liabilities and shareholders’ equity	$312,665,392	$317,340,343

See notes to consolidated financial statements.

3.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Interest income
Loans, including fees	$3,285,392	$2,992,946
Taxable securities	519,329	271,471
Nontaxable securities	168,788	400,618
Other	670	2,998

Total interest income	3,974,179	3,668,033

Interest expense
Deposits	868,997	834,830
Other	176,478	137,418

Total interest expense	1,045,475	972,248

Net interest income	2,928,704	2,695,785
Provision for loan losses	105,999	94,000

Net interest income after provision for loan losses	2,822,705	2,601,785

Non-interest income
Service charges on deposit accounts	212,555	182,415
Gain on sale of securities	247,047	25,860
Trust and financial services	117,151	93,642
Other income	203,504	197,117

Total non-interest income	780,257	499,034

Non-interest expenses
Salaries and employee benefits	1,402,464	1,259,139
Occupancy expense	158,778	162,178
Equipment expense	123,488	125,640
State franchise tax	104,923	101,856
Professional and director fees	156,475	186,331
Other expenses	731,021	679,224

Total non-interest expenses	2,677,149	2,514,368

Income before income taxes	925,813	586,451
Federal income tax provision	259,000	65,000

Net income	$666,813	$521,451

Basic and diluted earnings per share	$0.25	$0.20

See notes to consolidated financial statements.

4.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Balance at beginning of period	$36,207,507	$34,717,538

Comprehensive income (loss):
Net income	666,813	521,451
Change in net unrealized gain (loss), net of reclassification adjustments and related income taxes	(734,652)	52,185

Total comprehensive income (loss)	(67,839)	573,636

Issuance of 6 shares from treasury	121

Cash dividends declared ($0.14 per share in 2005, and $0.13 per share in 2004)	(370,295)	(343,766)

Balance at end of period	$35,769,494	$34,947,408

See notes to consolidated financial statements.

5.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net cash from operating activities	$650,780	$(85,799)

Cash flows from investing activities
Securities available-for-sale
Proceeds from maturities, calls and repayments	725,910	8,326,348
Proceeds from sales	5,098,433	666,696
Purchases	(99,891)	(22,997,891)
Securities held to maturity
Proceeds from maturities, calls and repayments		2,087,000
Net change in loans	(6,271,614)	(5,059,423)
Premises and equipment expenditures, net	(327,277)	(146,621)

Net cash from investing activities	(874,439)	(17,123,891)

Cash flows from financing activities
Net change in deposits	(4,227,957)	(9,490,970)
Net change in securities sold under repurchase agreements	(2,371,621)	672,092
Net change in federal funds purchased	2,300,000	11,100,000
Proceeds from FHLB borrowings	5,000,000	10,000,000
Repayments of FHLB borrowings	(5,252,179)	(291,362)
Cash dividends paid	(343,845)	(317,322)

Net cash from financing activities	(4,895,602)	11,672,438

Net change in cash and cash equivalents	(5,119,261)	(5,537,252)

Cash and cash equivalents at beginning of period	15,644,292	17,201,381

Cash and cash equivalents at end of period	$10,525,031	$11,664,129

Supplemental disclosures
Interest paid	$1,068,566	$983,040
Income taxes paid		$150,000

See notes to consolidated financial statements.

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

The consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2005, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2004, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the full year or any future interim period.

NOTE 2 — SECURITIES
Securities consist of the following at March 31, 2005 and December 31, 2004:

March 31, 2005

		Gross	Gross
		unrealized	unrealized	Fair
	Amortized Cost	gains	losses	value
Available-for-sale:
U.S. Treasury security	$99,897		$1,178	$98,719
Obligations of U.S. government corporations and agencies	37,991,504	$2,659	721,029	37,273,134
Obligations of states and political subdivisions	13,615,093	502,107	4,872	14,112,328
Mortgage-backed securities	15,655,912	1,610	303,431	15,354,091

Total available-for-sale	67,362,406	506,376	1,030,510	66,838,272
Restricted stock	2,817,300			2,817,300

Total securities	$70,179,706	$506,376	$1,030,510	$69,655,572

December 31, 2004

		Gross	Gross
		unrealized	unrealized	Fair
	Amortized Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$101,551	$32,277		$133,828
Obligations of U.S. government corporations and agencies	39,458,087	38,527	$282,074	39,214,540
Obligations of states and political subdivisions	16,997,965	863,774		17,861,739
Mortgage-backed securities	16,291,492	9,347	72,876	16,227,963

Total available-for-sale	72,849,095	943,925	354,950	73,438,070
Restricted stock	2,790,400			2,790,400

Total securities	$75,639,495	$943,925	$354,950	$76,228,470

7.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiary (the “Company”) at March 31, 2005 as compared to December 31, 2004, and the consolidated results of operations for the quarterly period ending March 31, 2005 compared to the same period in 2004. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts but rather are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates”, “plans”, “expects”, “believes”, and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

Total assets were $312.7 million at March 31, 2005, compared to $317.3 million at December 31, 2004, representing a decrease of $4.6 million or 1.4%. Cash and cash equivalents decreased $5.1 million, or 32.7%, during the three-month period ending March 31, 2005, due to a $2.0 million decrease in cash and due from banks and a $3.0 million decrease in Federal funds sold. Securities decreased $6.6 million or 8.6% during the quarter principally due to the sale or maturity of securities with an amortized cost of $5.6 million and a $1.1 million change in unrealized gain (loss) on available-for-sale securities. Net loans increased $6.2 million, or 2.9%. The increase is a result of seasonal credit draws, growth in home equity line lending and a slowing of prepayments within the mortgage loan portfolio. Total liabilities decreased $4.2 million or 1.5% during the quarter which matched the decrease in deposits during the quarter.

8.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net loans increased $6.2 million, or 2.9% during the three-month period ended March 31, 2005. This increase was due to a combination of increased loan demand and production within the Company’s market area. The allowance for loan losses amounted to $2,410,000, or 1.08% of gross loans at March 31, 2005, compared to $2,575,000, or 1.18 % of total loans at December 31, 2004. The components of the change in the allowance for loan losses during the three-month period ended March 31, 2005, included a provision of $106,000 and net loan charge-offs of $271,000. Loans past due more than 90 days and still accruing interest and loans placed on nonaccrual status, aggregated $1,432,000, or 0.64% of total loans at March 31, 2005 compared to $1,671,000, or 0.77% of total loans at December 31, 2004.

At March 31, 2005, the ratio of net loans to deposits was 91.0%, compared to 86.9% at December 31, 2004. The increase in this ratio is due to loan growth coupled with deposit shrinkage experienced during the three months ended March 31, 2005.

The Company had unrealized losses of $524,000 within its investment portfolio at March 31, 2005 as compared against unrealized gains of $589,000 at December 31, 2004. Management has considered industry analyst reports, sector credit reports and volatility in the bond market in concluding that the unrealized losses as of March 31, 2005 were primarily the result of customary and expected fluctuations in the bond market. As a result, all security impairments as of March 31, 2005 are considered temporary.

The decrease in Federal Home Loan Bank borrowings resulted from scheduled pay downs of existing advances. Other external financing sources remained relatively stable, with a $2.4 million decrease in securities sold under repurchase agreements, and a $2.3 million increase in federal funds purchased during the three-month period.

Total shareholders’ equity amounted to $35.8 million, or 11.4% of total assets, at March 31, 2005, compared to $36.2 million, or 11.4% of total assets, at December 31, 2004. The decrease in shareholders’ equity during the three months ended March 31, 2005 was principally due to dividends declared of $370,000, and a decrease in unrealized gain (loss) on securities, net of tax, of $735,000, offset by net income of $667,000. The Company and its subsidiary met all regulatory capital requirements at March 31, 2005.

9.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three months ended March 31, 2005 and 2004

For the quarter ended March 31, 2005, the Company recorded net income of $667,000, or $.25 per share, as compared to net income of $521,000, or $.20 per share for the quarter ended March 31, 2004. The increase in net income for the quarter of $146,000 was principally due to a $233,000 increase in net interest income, an increase in gain on the sale of securities of $221,000 and a $60,000 increase in core fee and service charge income, offset by a $143,000 increase in salaries and employee benefits, a $12,000 increase in the provision for loan losses and a $194,000 increase in the federal income tax provision.

Interest income for the quarter ended March 31, 2005 of $3.97 million represents an increase of $306,000, or 8.3%, compared to the same period in 2004. This increase was primarily due to an increase of 40 basis points on average loan rates coupled with a $6.9 million increase in average gross loan balances. Interest expense for the quarter ended March 31, 2005 was $1,045,000, an increase of $73,000, or 7.5%, from the same period in 2004. The increase in interest expense occurred due to both increases in rate and average volume of interest-bearing liabilities. The average balance of interest-bearing liabilities rose $1.7 million with an average rate increase of 12 basis points to 1.76% for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

The provision for loan losses for the quarter ended March 31, 2005 was $106,000, compared to a $94,000 provision for the same quarter in 2004. The provision or credit for loan losses is determined based on management’s calculation of the allowance for loan losses, which includes provisions for classified loans, as well as for the remainder of the portfolio based on historical data, including past charge-offs, and current economic trends.

Non-interest income for the quarter ended March 31, 2005 of $780,000 represents an increase of $281,000, or 56.3%, compared to the same quarter in 2004. This increase was primarily due to an increase in the gain on the sale of securities of $221,000, increases of $31,000 in fees on deposits, and increases of $23,000 in trust and brokerage income. The increase in trust and brokerage income can largely be attributed to the opening in March 2005 of a trust office in Wooster. Assets under management by the trust department amounted to $53.7 million at March 31, 2005 as compared to $42.9 million at December 31, 2004. Such assets are not reflected in the Company’s consolidated balance sheet. The increases in other non-interest income were offset by decreases in merchant credit card income of $40,000 as the merchant card program was sold to a third-party servicer in late 2004.

Non-interest expenses for the quarter ended March 31, 2005 increased $163,000, or 6.5%, compared to the first quarter of 2004. This increase was due primarily to the increase in salaries and employee benefit expense of $143,000 with an overall increase in head count and benefits. Other expense also increased during the first quarter of 2005 as a result of two robberies at a branch office and the resulting increase in security costs following those robberies. Merchant credit card program expense declined by $42,000 during the first quarter 2005 as compared against 2004 a result of the sale of the merchant credit card program to a third party servicer in late 2004.

10.

CSB BANCORP, INC.

ITEM 3 — QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2005 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Board-approved policy.

ITEM 4 — CONTROLS AND PROCEDURES

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

(b) information required to be disclosed by the Company in this Quarterly Report on Form 10-Q would be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and

(c) the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company and its consolidated subsidiary is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

11.

CSB BANCORP, INC.

FORM 10-Q
Quarter ended March 31, 2005
PART II — OTHER INFORMATION

ITEM 1 —	LEGAL PROCEEDINGS
There are no matters required to be reported under this item.

ITEM 2 —	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There are no matters required to be reported under this item.

ITEM 3 —	DEFAULTS UPON SENIOR SECURITIES
There are no matters required to be reported under this item.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There are no matters required to be reported under this item.

ITEM 5 —	OTHER INFORMATION
There are no matters required to be reported under this item.

12.

CSB BANCORP, INC.

FORM 10-Q
Quarter ended March 31, 2005
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

CSB BANCORP, INC. (Registrant)
Date: May 12, 2005	/s/ John J. Limbert
John J. Limbert
President Chief Executive Officer

Date: May 12, 2005	/s/ Paula J. Meiler
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