Form 10-Q
period 2005-06-30
CSB BANCORP INC /OH
filed 2005-08-11
CIK 880417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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
Yes ☑      No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at July 30, 2005
2,644,966 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED June 30, 2005

CSB BANCORP, INC.
PART I – FINANCIAL INFORMATION
ITEM 1. – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$9,761,755	$12,501,954
Interest-bearing deposits with other banks	97,841	142,338
Federal funds sold		3,000,000

Total cash and cash equivalents	9,859,596	15,644,292

Securities available-for-sale, at fair value	66,345,093	73,438,070
Restricted stock, at cost	2,876,800	2,790,400

Total securities	69,221,893	76,228,470

Loans	223,442,275	218,084,479
Less allowance for loan loans	2,377,067	2,574,945

Net loans	221,065,208	215,509,534

Premises and equipment, net	8,351,890	8,243,997
Accrued interest receivable and other assets	2,672,628	1,714,050

Total assets	$311,171,215	$317,340,343

LIABILITIES
Deposits
Noninterest-bearing	$35,252,046	$41,733,596
Interest-bearing	210,142,309	206,217,123

Total deposits	245,394,355	247,950,719
Securities sold under repurchase agreements	12,366,775	13,316,473
Federal Home Loan Bank borrowings	13,318,622	18,745,236
Federal funds purchased	2,300,000
Accrued interest payable and other liabilities	1,322,213	1,120,408

Total liabilities	274,701,965	281,132,836

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,667,786 shares	16,673,667	16,673,667
Additional paid-in capital	6,413,915	6,413,915
Retained earnings	13,898,224	13,358,321
Treasury stock at cost: 22,820 shares in 2005 and 22,824 shares in 2004	(626,975)	(627,119)
Accumulated other comprehensive income	110,419	388,723

Total shareholders’ equity	36,469,250	36,207,507

Total liabilities and shareholders’ equity	$311,171,215	$317,340,343

See notes to consolidated financial statements.

3.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$3,542,196	$2,957,549	$6,827,588	$5,950,495
Taxable securities	517,862	373,376	1,037,191	644,847
Non-taxable securities	157,810	412,299	326,598	812,917
Other	897	210	1,567	3,208

Total interest income	4,218,765	3,743,434	8,192,944	7,411,467

Interest expense
Deposits	993,894	788,666	1,862,891	1,623,496
Other	196,444	178,436	372,922	315,854

Total interest expense	1,190,338	967,102	2,235,813	1,939,350

Net interest income	3,028,427	2,776,332	5,957,131	5,472,117
Provision for loan losses	105,999	78,621	211,998	172,621

Net interest income after provision for loan losses	2,922,428	2,697,711	5,745,133	5,299,496

Non-interest income
Service charges on deposit accounts	234,186	211,069	446,741	393,484
Gain on sale of securities	—	—	247,047	25,860
Trust and financial services	120,885	114,341	238,036	207,983
Other income	198,790	246,101	402,294	443,218

Total non-interest income	553,861	571,511	1,334,118	1,070,545

Non-interest expenses
Salaries and employee benefits	1,347,708	1,288,202	2,750,172	2,547,341
Occupancy expense	186,869	158,653	345,647	320,831
Equipment expense	125,611	133,579	249,099	259,219
State franchise tax	107,655	103,162	212,578	205,018
Professional and director fees	151,523	186,061	307,998	372,392
Other expenses	714,179	666,075	1,445,200	1,345,299

Total non-interest expenses	2,633,545	2,535,732	5,310,694	5,050,100

Income before income taxes	842,744	733,490	1,768,557	1,319,941
Federal income tax provision	229,000	127,000	488,000	192,000

Net income	$613,744	$606,490	$1,280,557	$1,127,941

Basic and diluted earnings per share	$0.23	$0.23	$0.48	$0.43

See notes to consolidated financial statements.

4.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance at beginning of period	$35,769,494	$34,947,408	$36,207,507	$34,717,538

Comprehensive income (loss):
Net income	613,744	606,490	1,280,557	1,127,941
Change in net unrealized gain (loss), net of reclassification adjustments and related income taxes	456,348	(656,201)	(278,304)	(604,016)

Total comprehensive income (loss)	1,070,092	(49,711)	1,002,253	523,925

Issuance of 6 shares from treasury			121

Purchase of 2 treasury shares	(40)		(40)

Cash dividends declared $(0.14 and $0.28 per share in 2005, and $0.13 and $0.26 per share in 2004)	(370,296)	(343,764)	(740,591)	(687,530)

Balance at end of period	$36,469,250	$34,553,933	$36,469,250	$34,553,933

See notes to consolidated financial statements.

5.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Net cash from operating activities	$1,518,388	$921,089

Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities, calls and repayments	2,914,280	11,880,280
Proceeds from sales	5,098,433	666,696
Purchases	(1,128,596)	(26,958,621)
Securities held to maturity:
Proceeds from maturities, calls and repayments	—	3,697,000
Net change in loans	(6,350,727)	(8,529,595)
Premises and equipment expenditures, net	(489,617)	(273,855)

Net cash from investing activities	43,773	(19,518,095)

Cash flows from financing activities
Net change in deposits	(2,556,364)	(9,774,422)
Net change in securities sold under repurchase agreements	(949,698)	(1,545,389)
Net change in federal funds purchased	2,300,000	13,300,000
Proceeds from FHLB borrowings	—	10,000,000
Principal reductions on FHLB borrowings, net	(5,426,614)	(489,253)
Purchase of treasury shares	(40)	—
Cash dividends paid	(714,141)	(661,088)

Net cash from financing activities	(7,346,857)	(13,920,626)

Net change in cash and cash equivalents	(5,784,696)	(4,676,380)

Cash and cash equivalents at beginning of period	15,644,292	17,201,381

Cash and cash equivalents at end of period	$9,859,596	$12,525,001

Supplemental disclosures
Interest paid	$2,205,326	$1,962,169
Income taxes paid	240,000	280,000
Non-cash investing activity-transfer of loans to OREO	625,000
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
The consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2005, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2004, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results for the full year or any future interim period.
NOTE 2 – SECURITIES
Securities consist of the following at June 30, 2005 and December 31, 2004:
June 30, 2005

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
Available-for-sale:	cost	gains	losses	value
U.S. Treasury security	$99,911		$567	$99,344
Obligations of U.S. government corporations and agencies	36,991,793	$7,433	216,876	36,782,350
Obligations of states and political subdivisions	13,459,977	445,324	3,220	13,902,081
Mortgage-backed securities	15,622,405	16,663	81,455	15,557,613
Equity securities	3,705	—	—	3,705

Total available-for-sale	66,177,791	469,420	302,118	66,345,093
Restricted stock	2,876,800	—	—	2,876,800

Total securities	$69,054,591	$469,420	$302,118	$69,221,893

7.

CSB BANCORP. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 – SECURITIES (continued)
December 31, 2004

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale:
U.S. Treasury security	$101,551	$32,277		$133,828
Obligations of U.S. government corporations and agencies	39,458,087	38,527	$282,074	39,214,540
Mortgage-backed securities	16,291,492	9,347	72,876	16,227,963
Obligations of states and political subdivisions	16,997,965	863,774	—	17,861,739

Total available-for-sale	72,849,095	943,925	354,950	73,438,070
Restricted stock	2,790,400	—	—	2,790,400

Total securities	$75,639,495	$943,925	$354,950	$76,228,470

8.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiary at June 30, 2005, compared to December 31, 2004, and the consolidated results of operations for the six month and quarterly periods ending June 30, 2005 compared to the same periods in 2004. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.
The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
FINANCIAL CONDITION
Total assets were $311.2 million at June 30, 2005, compared to $317.3 million at December 31, 2004, representing a decrease of $6.1 million or 1.9%. Cash and cash equivalents decreased $5.8 million or 37.0%, during the six-month period ending June 30, 2005, due to a $2.7 million decrease in cash and due from banks and a $3.0 million decrease in Federal funds sold. Securities decreased $7.0 million or 9.2% during the first six months of 2005 principally due to the sale of $5.1 million of securities during the first quarter of 2005. Net loans increased $5.6 million (2.6%) while deposits and Federal Home Loan Bank borrowings decreased $2.6 million (1.0%) and $5.4 million (28.9%), respectively during the six-month period. Federal funds purchased increased $2.3 million during the period as a liquidity source to cover loan demand as well as repayments of the more costly Federal Home Loan Bank borrowings.

9.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net loans increased $5.6 million, or 2.6% during the six-month period ended June 30, 2005. This increase was due to a combination of increased loan demand and production within the Company’s market area. The allowance for loan losses amounted to $2,377,000, or 1.06% of total loans at June 30, 2005, compared to $2,575,000 or 1.18% of total loans at December 31, 2004. The decrease in the allowance for loan losses as a percentage of total loans is largely due to the charge-off and transfer of two large problem credits in 2005, as described below. The components of the change in the allowance for loan losses during the six-month period ended June 30, 2005 included a provision of $212,000 and net loan charge-offs of $410,000. Loans past due more than 90 days and still accruing interest and loans placed on nonaccrual status aggregated $766,000, or .34% of total loans at June 30, 2005, compared to $1,671,000 or 0.77% of total loans at December 31, 2004.
The ratio of net loans to deposits was 90.1%, compared to 86.9% at December 31, 2004. The increase in this ratio is due to loan growth coupled with deposit shrinkage experienced during the six months ended June 30, 2005.
During the second quarter of 2005, property securing two commercial loans was obtained through foreclosure resulting in net loan charge-offs of $410,000 and a transfer of $625,000.
The Company had net unrealized gains of $167,000 within its securities portfolio at June 30, 2005 compared to net unrealized losses of $524,000 at March 31, 2005 and net unrealized gains of $589,000 at December 31, 2004. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $302,118 within the portfolio as of June 30, 2005 were primarily the result of customary and expected fluctuations in the bond market. As a result, all security impairments as of June 30, 2005 are considered temporary.
The decrease in Federal Home Loan Bank borrowings resulted from the repayment of a $5 million maturing advance. Other liquidity sources, consisting of securities sold under repurchase agreements and federal funds purchased, increased a combined $1.3 million.
Total shareholders’ equity amounted to $36.5 million or 11.7% of total assets, at June 30, 2005, compared to $36.2 million, or 11.4% of total assets, at December 31, 2004. The increase in shareholders’ equity during the six months ended June 30, 2005 was due to net income of $1,281,000, partially offset by dividends declared of $741,000 and a decrease in unrealized gain on available-for-sale securities, net of tax, of $278,000. The Company and its subsidiary met all regulatory capital requirements at June 30, 2005.

10.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three months ended June 30, 2005 and 2004
For the quarter ended June 30, 2005, the Company recorded net income of $614,000, or $.23 per share, as compared to net income of $606,000 or $.23 per share for the quarter ended June 30, 2004. The increase in net income for the quarter of $8,000 was principally due to a $252,000 increase in net interest income, partially offset by a $98,000 increase in non-interest expenses and a $102,000 increase in the federal income tax provision.
Interest income for the quarter ended June 30, 2005 was $4,219,000 representing a $475,000 increase or 12.7%, compared to the same period in 2004. This increase was primarily due to an increase in loan interest rates. Interest expense for the quarter ended June 30, 2005 was $1,190,000, an increase of $223,000, or 23.1%, from the same period in 2004. The increase in interest expense occurred due to an increase in average rate paid on all interest-bearing liabilities.
The provision for loan losses for the quarter ended June 30, 2005 was $106,000, compared to a $79,000 provision for the same quarter in 2004. The provision for loan losses is determined based on management’s calculation of the allowance for loan losses, which includes provisions for classified loans, as well as for the remainder of the portfolio based on historical data, including past charge-offs, and current economic trends.
Non-interest income for the quarter ended June 30, 2005 was $554,000, a decrease of $18,000, or 3.1%, compared to the same quarter in 2004. This decrease was primarily due to the Company exiting credit card merchant servicing during the last half of 2004, resulting in a reduction in other income of $55,000 for the quarter. These decreases were offset by increases in core deposit service charge income of $23,000 and trust and brokerage income of $7,000.
Non-interest expenses for the quarter ended June 30, 2005 increased $98,000, or 3.9%, compared to the second quarter of 2004. This increase was due primarily to the increase of $60,000 in salary and employee benefits with an overall increase in head count and benefit expense partially offset by a $35,000 or 18.6%, decrease in professional and director fees, largely due to a decrease in the use of third-party consultants.
Six months ended June 30, 2005 and 2004
Net income for the six months ending June 30, 2005, was $1,281,000 or $.48 per share, as compared to $1,128,000 or $.43 per share during the same period in 2004. Return on average assets and return on average equity were .82% and 7.11%, respectively, for the six- month period of 2005 compared to .73% and 6.51%, respectively for 2004.
Net interest income was $5,957,000 for the six months ended June 30, 2005, an increase of $485,000 or 8.9% from the same period last year. Total non-interest expenses

11.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increased $261,000 or 5.2%, for the six month period ended June 30, 2005, as compared to the same period of 2004 while non-interest income increased $264,000, or 24.6%. These improvements in net income were partially offset by an increase to the provision for loan losses of $39,000.         .
Interest income for the six months ended June 30, 2005 was $8,193,000, an increase of $782,000 or 10.6% from the same period in 2004. Interest income on loans increased $877,000 or 14.7% for the six months ended June 30, 2005 as compared to the same period in 2004. This increase was primarily due to an increase of 67 basis points on average loan rates coupled with an overall increase in average gross loan balances of $5.7 million. Interest income on securities decreased $61,000, or 4.2%, as average investment balances declined $3.1 million and were used to fund loan growth.
Interest expense increased $297,000 to $2,236,000 for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Interest expense on deposits increased $240,000 or 14.8%, from the same period as last year, while interest expense on other borrowings increased $57,000 or 18.0%. The increase in deposit interest expense was caused by the higher rates on all interest bearing deposit accounts. The net interest margin improved by 13 basis points for the six-month period ended June 30, 2005 to 4.20% from 4.06% for the same period in 2004.
The provision for loan losses was $212,000 during the first six months of 2005, compared to $173,000 in the same six-month period of 2004. The provision or credit for loan losses is determined based on management’s calculation of the allowance for loan losses, which includes provisions for classified loans, as well as for the remainder of the portfolio based on historical data, including past charge-offs, and current economic trends.
Non-interest income increased $264,000, or 24.6%, during the six months ended June 30, 2005, as compared to the same period in 2004. The increase in non-interest income was primarily due to an increase of $221,000 on sale of securities in 2005 and a $53,000 increase in service charges on deposit accounts. Non-interest expenses increased $261,000, or 5.2%, for the six months ended June 30, 2005, compared to the same period in 2004. Salaries and employee benefits increased $203,000 or 8.0% as a result of increased staffing, as well as employee benefit cost increases. Professional and director fees decreased $64,400 or 17.3%, primarily a result of discontinuing the use of several third-party consultants. Other expense increased $99,000 during the first six months of 2005 partially as a result of two robberies at a branch office and the resulting increase in security costs following those robberies. The bank has also recognized increased costs of the Trust Department expansion in Wooster.
The provision for income taxes was $488,000 (effective rate of 27.6%) for the six months ended June 30, 2005, compared to $192,000 (effective rate of 14.5%) for the six months ended June 30, 2004. The increase in the effective tax rate resulted from a decrease in tax-exempt interest income as a portion of total income before income taxes.

12.

CSB BANCORP, INC.
ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2005 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Board-approved policy.
ITEM 4 CONTROLS AND PROCEDURES
With the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that:
(a) information required to be disclosed by the Company in this Quarterly Report on Form 10-Q would be accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure;
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
Quarter ended June 30, 2005
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings:
     There are no matters required to be reported under this item.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds:
     There are no matters required to be reported under this item.
Item 3 — Defaults Upon Senior Securities:
     There are no matters required to be reported under this item.
Item 4 — Submission of Matters to a Vote of Security Holders:
The 2005 Annual Meeting of Shareholders of the Company was held on April 27, 2005. Matters submitted to a vote of the security holders at the meeting was the election of three members to the Board of Directors, each to continue in office until the 2008 Annual Shareholders’ Meeting.

Nominee	For	Withheld

Robert K. Baker	2,001,319	32,178
J. Thomas Lang	1,745,914	287,583
John J. Limbert	2,022,299	11,198
The following individuals continued as directors of CSB following the 2005 Annual Meeting of Shareholders:
Ronald E. Holtman
Daniel J. Miller
Jeffery A. Robb Sr.
Samuel M. Steimel
Eddie L. Steiner
John R. Waltman
To amend the CSB Bancorp, Inc. Share Equity Incentive plan to increase the number of shares available for grant from 75,000 to 200,000 shares.
For 1,397,808
Against 298,671
Abstain 99,561
Item 5 — Other Information:
     There are no matters required to be reported under this item.

14.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended June 30, 2005
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

CSB BANCORP, INC. (Registrant)
Date: August 10, 2005	/s/ John J. Limbert
John J. Limbert
President Chief Executive Officer

Date: August 10, 2005	/s/ Paula J. Meiler
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