Form 10-Q
period 2005-09-30
CSB BANCORP INC /OH
filed 2005-11-14
CIK 880417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at October 30, 2005 2,644,952 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED September 30, 2005

CSB BANCORP, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$11,938,439	$12,501,954
Interest-bearing deposits with other banks	91,548	142,338
Federal funds sold	8,100,000	3,000,000

Total cash and cash equivalents	20,129,987	15,644,292

Securities available-for-sale, at fair value	69,239,311	73,438,070
Loans	218,576,725	218,084,479
Less allowance for loan loans	2,443,973	2,574,945

Net loans	216,132,752	215,509,534

Premises and equipment, net	7,803,867	7,709,439
Restricted stock, at cost	2,908,800	2,790,400
Accrued interest receivable and other assets	3,196,799	2,248,608

Total assets	$319,411,516	$317,340,343

LIABILITIES
Deposits
Noninterest-bearing	$37,906,796	$41,733,596
Interest-bearing	217,838,198	206,217,123

Total deposits	255,744,994	247,950,719
Securities sold under repurchase agreements	12,659,268	13,316,473
Federal Home Loan Bank borrowings	13,184,171	18,745,236
Federal funds purchased
Accrued interest payable and other liabilities	1,430,951	1,120,408

Total liabilities	283,019,384	281,132,836

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,667,786 shares	16,673,667	16,673,667
Additional paid-in capital	6,413,915	6,413,915
Retained earnings	14,217,302	13,358,321
Treasury stock at cost: 22,834 shares in 2005 and 22,824 shares in 2004	(627,290)	(627,119)
Accumulated other comprehensive income	(285,462)	388,723

Total shareholders’ equity	36,392,132	36,207,507

Total liabilities and shareholders’ equity	$319,411,516	$317,340,343

See notes to unaudited consolidated financial statements.

3.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$3,730,451	$3,017,681	$10,558,039	$8,968,176
Taxable securities	534,281	383,818	1,571,472	1,028,665
Non-taxable securities	160,315	363,553	486,913	1,176,470
Other	46,720	7,110	48,287	10,318

Total interest income	4,471,767	3,743,434	12,664,711	11,183,629

Interest expense
Deposits	1,102,453	794,678	2,965,344	2,418,174
Other	155,365	165,770	528,287	481,624

Total interest expense	1,257,818	960,448	3,493,631	2,899,798

Net interest income	3,213,949	2,811,714	9,171,080	8,283,831
Provision for loan losses	70,666	250,000	282,664	422,621

Net interest income after provision for loan losses	3,143,283	2,561,714	8,888,416	7,861,210

Non-interest income
Service charges on deposit accounts	230,162	232,594	676,906	626,078
Gain on sale of securities	—	559,156	247,047	585,016
Trust and financial services	113,021	77,553	351,057	285,536
Other income	194,929	213,088	597,220	656,306

Total non-interest income	538,112	1,082,391	1,872,230	2,152,936

Non-interest expenses
Salaries and employee benefits	1,424,205	1,377,792	4,174,377	3,925,133
Occupancy expense	168,936	160,867	514,583	481,698
Equipment expense	135,968	130,912	385,067	390,131
State franchise tax	106,801	107,255	319,379	312,273
Professional and director fees	187,126	189,749	495,124	562,141
Other expenses	685,986	706,702	2,131,186	2,052,001

Total non-interest expenses	2,709,022	2,673,277	8,019,716	7,723,377

Income before income taxes	972,373	970,828	2,740,930	2,290,769
Federal income tax provision	283,000	224,000	771,000	416,000

Net income	$689,373	$746,828	$1,969,930	$1,874,769

Basic and diluted earnings per share	$0.26	$0.28	$0.74	$0.71

See notes to unaudited consolidated financial statements.

4.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance at beginning of period	$36,469,250	$34,553,933	$36,207,507	$34,717,538

Comprehensive income (loss):
Net income	689,373	746,828	1,969,930	1,874,769
Change in net unrealized gain (loss), net of reclassification adjustments and related income taxes	(395,881)	1,299,450	(674,185)	695,434

Total comprehensive income	293,492	2,046,278	1,295,745	2,570,203

Issuance of shares from treasury (0 and 6 shares in 2005, 612 and 612 shares issued in 2004)		11,375	121	11,375

Purchase of treasury shares	(315)		(355)

Cash dividends declared ($0.14 and $0.42 per share in 2005, and $0.13 and $0.39 per share in 2004)	(370,295)	(343,846)	(1,110,886)	(1,031,376)

Balance at end of period	$36,392,132	$36,267,740	$36,392,132	$36,267,740

See notes to unaudited consolidated financial statements.

5.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Net cash from operating activities	$2,469,543	$1,999,065

Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities, calls and repayments	3,839,926	17,957,850
Proceeds from sales	5,098,433	11,927,185
Purchases	(5,560,218)	(31,951,741)
Securities held to maturity:
Proceeds from maturities, calls and repayments	—	3,812,000
Net change in loans	(1,429,163)	(1,880,998)
Premises and equipment expenditures, net	(542,440)	(278,746)
Purchase of restricted stock	118,400	73,200

Net cash provided by (used for) investing activities	1,524,938	(341,250)

Cash flows from financing activities
Net change in deposits	7,794,275	(9,388,568)
Net change in securities sold under repurchase agreements	(657,205)	1,015,524
Proceeds from FHLB borrowings	—	10,000,000
Principal reductions on FHLB borrowings, net	(5,561,065)	(639,118)
Purchase of treasury shares		(355)
Cash dividends paid	(1,084,436)	(992,978)

Net cash provided by (used for) financing activities	491,214	(5,140)

Net change in cash and cash equivalents	4,485,695	1,652,675

Cash and cash equivalents at beginning of period	15,644,292	17,201,381

Cash and cash equivalents at end of period	$20,129,987	$18,854,056

Supplemental disclosures
Interest paid	$3,478,684	$2,917,830
Income taxes paid	515,000	360,000
Non-cash investing activity-transfer of loans to OREO	625,000
Transfer of securities from held-to-maturity to available for sale		31,681,132
See notes to unaudited consolidated financial statements.

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
The consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2005, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2004, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying, consolidated financial statements. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results for the full year or any future interim period.
Reclassifications:
Certain items in the prior-year financial statements were reclassified to conform to the current-year presentation.
NOTE 2 — SECURITIES
Securities consist of the following at September 30, 2005 and December 31, 2004:
September 30, 2005

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$99,924	—	$1,111	$98,813
Obligations of U.S. government corporations and agencies	36,991,627	$808	518,833	36,473,602
Obligations of states and political subdivisions	13,614,432	347,148	1,826	13,959,754
Mortgage-backed securities	18,703,499	7,442	258,190	18,452,751

Total Debt Securities	69,409,482	355,398	258,190	68,984,920

Equity Securities	262,348	—	7,957	254,391

Total available-for-sale	$69,671,830	$355,398	$787,917	$69,239,311

7.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES (continued)
December 31, 2004

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$101,551	$32,277		$133,828
Obligations of U.S. government corporations and agencies	39,458,087	38,527	$282,074	39,214,540
Mortgage-backed securities	16,291,492	9,347	72,876	16,227,963
Obligations of states and political subdivisions	16,997,965	863,774	—	17,861,739

Total available-for-sale	$72,849,095	$943,925	$354,950	$73,438,070

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS No. 123R”). FAS No. 123R revised FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.
In April, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for FAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption. The Company will provide SAB No. 107 required

8.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS (continued)

disclosures upon adoption of FAS No. 123R on January 1, 2006 and does not expect the impact of the adoption of the standard to have a material effect on the Company’s financial condition, results of operations, and cash flows.
In December 2004, FASB issued Financial Accounting Standards No. 153 (“FAS No 153”), Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In June 2005, the FASB issued Financial Accounting Standards No. 154 (“FAS No 154”), Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The provisions of FAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

9.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiary at September 30, 2005, compared to December 31, 2004, and the consolidated results of operations for the nine-month and quarterly periods ending September 30, 2005 compared to the same periods in 2004. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
FORWARD — LOOKING STATEMENTS
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
FINANCIAL CONDITION
Total assets were $319.4 million at September 30, 2005, compared to $317.3 million at December 31, 2004, representing an increase of $2.1 million or .7%. Cash and cash equivalents increased $4.5 million or 28.7%, during the nine-month period ending September 30, 2005, due to a $.6 million decrease in cash and due from banks and a $5.1 million increase in Federal funds sold. Securities decreased $4.2 million or 5.7% during the first nine months of 2005 primarily as a result of the sale of $5.1 million of securities during the first quarter of 2005. Net loans increased $.6 million or .3% while deposits increased $7.8 million or 3.1% and Federal Home Loan Bank borrowings decreased $5.6 million (29.7%), during the nine-month period ended September 30, 2005.

10.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net loans increased $.6 million, or .3% during the nine-month period ended September 30, 2005. This increase was due to a combination of increased loan demand and production within the Company’s market area. The allowance for loan losses amounted to $2,444,000, or 1.12% of total loans at September 30, 2005, compared to $2,575,000 or 1.18% of total loans at December 31, 2004. The decrease in the allowance for loan losses as a percentage of total loans is largely due to the charge-off and transfer of two large problem credits in 2005. During the second quarter of 2005, property securing two commercial loans was obtained through foreclosure resulting in net loan charge-offs of $410,000 and a transfer of $625,000 to Other Real Estate owned. The components of the change in the allowance for loan losses during the nine-month period ended September 30, 2005 included a provision of $283,000 and net loan charge-offs of $414,000. Loans past due more than 90 days and still accruing interest and loans placed on nonaccrual status aggregated $783,000, or .36% of total loans at September 30, 2005, compared to $1,671,000 or 0.8% of total loans at December 31, 2004.
The ratio of net loans to deposits was 84.5% at September 30, 2005, compared to 86.9% at December 31, 2004. The decrease in this ratio is due to deposit growth exceeding loan growth during the nine months ended September 30, 2005.
The Company had net unrealized losses of $433,000 within its securities portfolio at September 30, 2005 compared to net unrealized gains of $167,000 at June 30, 2005 and net unrealized gains of $589,000 at December 31, 2004. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $788,000 within the portfolio as of September 30, 2005 were primarily the result of customary and expected fluctuations in the bond market. As a result, all security impairments as of September 30, 2005 are considered temporary.
The decrease in Federal Home Loan Bank borrowings resulted from the repayment of a $5 million maturing advance. Other liquidity sources, consisting of securities sold under repurchase agreements and federal funds purchased, decreased a combined $.7 million.
Total shareholders’ equity amounted to $36.4 million or 11.4% of total assets, at September 30, 2005, compared to $36.2 million, or 11.4% of total assets, at December 31, 2004. The increase in shareholders’ equity during the nine months ended September 30, 2005 was due to net income of $1,970,000, partially offset by dividends declared of $1,111,000 and a decrease in unrealized gain on available-for-sale securities, net of tax, of $674,000. The Company and its subsidiary met all regulatory capital requirements at September 30, 2005.

11.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three months ended September 30, 2005 and 2004
For the quarter ended September 30, 2005, the Company recorded net income of $689,000, or $.26 per share, as compared to net income of $747,000 or $.28 per share for the quarter ended September 30, 2004. The decrease in net income for the quarter of $58,000 was principally due to a decrease of $559,000 from gain on the sale of securities, a $36,000 increase in non-interest expenses, a $59,000 increase in federal income tax provision, offset by a $402,000 increase in net interest income and decrease of $179,000 to the provision for loan losses.
Interest income for the quarter ended September 30, 2005 was $4,472,000 representing a $728,000 increase or 19.5%, compared to the same period in 2004. This increase was primarily due to an increase in loan interest rates. Interest expense for the quarter ended September 30, 2005 was $1,258,000, an increase of $297,000, or 31.0%, from the same period in 2004. The increase in interest expense occurred due to an increase in the average rate paid on all interest-bearing liabilities.
The provision for loan losses for the quarter ended September 30, 2005 was $71,000, compared to a $250,000 provision for the same quarter in 2004. The provision for loan losses is determined based on management’s calculation of the allowance for loan losses, which includes provisions for classified loans, as well as for the remainder of the portfolio based on historical data, including past charge-offs, and current economic trends.
Non-interest income for the quarter ended September 30, 2005 was $538,000, a decrease of $544,000, or 50.3%, compared to the same quarter in 2004. This decrease was primarily due to the Company recognizing $559,000 in gain on sale of securities during the third quarter 2004 as compared to no gain recognized during 2005. These decreases were offset by an increase in trust and brokerage income of $65,000.
Non-interest expenses for the quarter ended September 30, 2005 increased $36,000, or 1.3%, compared to the third quarter of 2004. This increase was due primarily to the increase of $46,000 in salary and employee benefits with an overall increase in full-time equivalents and medical benefit expense.
Nine months ended September 30, 2005 and 2004
Net income for the nine months ending September 30, 2005, was $1,970,000 or $.74 per share, as compared to $1,875,000 or $.71 per share during the same period in 2004. Return on average assets and return on average equity were .84% and 7.24%, respectively, for the nine-month period of 2005 compared to .80% and 7.17%, respectively, for 2004.

12.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net interest income was $9,171,000 for the nine months ended September 30, 2005, an increase of $887,000 or 10.7% from the same period last year. Total non-interest expenses increased $296,000 or 3.8%, for the nine-month period ended September 30, 2005, as compared to the same period in 2004, while non-interest income decreased $281,000, or 13.0%, primarily as a result of decreased gains on the sale of securities of $338,000. The provision for loan losses decreased $140,000 for the nine-month period ended September 30, 2005, as compared to same period in 2004.
Interest income for the nine months ended September 30, 2005, was $12,665,000, an increase of $1,481,000 or 13.2% from the same period in 2004. Interest income on loans increased $1,590,000 or 17.7% for the nine months ended September 30, 2005 as compared to the same period in 2004. This increase was primarily due to an increase of 82 basis points on average loan rates coupled with an overall increase in average gross loan balances of $5.5 million. Interest income on securities decreased $147,000, or 6.7%, as average investment balances declined $3.9 million and were used to fund loan growth.
Interest expense increased $594,000, or 20.5%, to $3,494,000 for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. Interest expense on deposits increased $547,000 or 22.6%, from the same period of last year, while interest expense on other borrowings increased $47,000 or 9.7%. The increase in deposit interest expense was caused by the higher rates on all interest bearing deposit accounts, due to a rising interest rate environment. The net interest margin improved by 21 basis points for the nine-month period ended September 30, 2005, to 4.28% from 4.07% for the same period in 2004.
The provision for loan losses was $283,000 during the first nine months of 2005, compared to $423,000 in the same nine-month period in 2004. The provision for loan losses is determined based on management’s calculation of the allowance for loan losses, which includes provisions for classified loans, as well as for the remainder of the portfolio based on historical data, including past charge-offs, and current economic trends.
Non-interest income decreased $281,000, or 13.1%, during the nine months ended September 30, 2005, as compared to the same period in 2004. The decrease in non-interest income was primarily due to a decrease of $338,000 on sale of securities in 2005, partially offset by a $51,000 increase in service charges on deposit accounts. Non-interest expenses increased $296,000, or 3.8%, for the nine months ended September 30, 2005, compared to the same period in 2004. Salaries and employee benefits increased $249,000 or 6.3% as a result of increased staffing, and increased employee medical benefit costs. Professional and director fees decreased $67,000 or 11.9%, primarily as a result of discontinuing the use of several third-party consultants. Other expense increased $79,000 during the first nine months of 2005, partially as a

13.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
result of two robberies at a branch office and the resulting increase security costs following those robberies. The bank has also recognized increased costs of the Trust Department expansion in Wooster, Ohio.
The provision for income taxes was $771,000 (effective rate of 28.1%) for the nine months ended September 30, 2005, compared to $416,000 (effective rate of 18.2%) for the nine months ended September 30, 2004. The increase in the effective tax rate resulted from a decrease in tax-exempt interest income as a portion of total income before income taxes.
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $20.1 million at September 30, 2005 an increase of $4.5 million from $15.6 million at December 31, 2004. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and securities maturing within one year represent 10.1% of total assets as of September 30, 2005 compared to 7.9% of total assets at year-end 2004. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet the needs of the Company.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonable likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
CONTRACTUAL OBLIGATIONS
During the first nine months of 2005, the Company’s contractual obligations have not changed materially from those discussed in the Company’s Annual Report of Form 10-K for the year ended December 31, 2004.

14.

CSB BANCORP, INC.
ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2005 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Board-approved policy.
The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 basis point changes in market interest rates at September 30, 2005 and December 31, 2004:

	September 30, 2005
Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$14,819	$1,420	10.6%
+100	14,040	641	4.8
0	13,399	0	0.0
-100	12,821	(578)	(4.3)
-200	12,080	(1,319)	(9.8)

	December 31, 2004
Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$13,598	$1,455	12.0%
+100	12,812	669	4.9
0	12,143	0	0.0
-100	11,526	(617)	(5.1)
-200	10,762	(1,381)	(11.4)

15.

CSB BANCORP, INC.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

16.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended September 30, 2005
PART — II OTHER INFORMATION
Item 1 — Legal Proceedings:
There are no matters required to be reported under this item.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchase of Equity Securities

				Maximum
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased	that May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plans	the Plan
July 1, 2005 to July 31, 2005	4.00	$21.05	4.00	264,492

August 1, 2005 to August 31, 2005	8.51	21.53	8.51	264,483

September 1, 2005 to September 30, 2005	None	None	None	264,483
On July 7, 2005 CSB Bancorp, Inc. filed Form 8-k with the Securities and Exchange Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares outstanding. Repurchases will be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions.
Item 3 — Defaults Upon Senior Securities:
There are no matters required to be reported under this item.
Item 4 — Submission of Matters to a Vote of Security Holders:
There are no matters required to be reported under this item.
Item 5 — Other Information:
There are no matters required to be reported under this item.

17.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended September 30, 2005
PART — II OTHER INFORMATION (continued)
Item 6 -
Exhibits:

Exhibit
Number	Description of Document
11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification

32.1	Section 1350 CEO’s Certification

32.2	Section 1350 CFO’s Certification

18.

CSB BANCORP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC. (Registrant)
Date: November 12, 2005	/s/ John J. Limbert
John J. Limbert
President Chief Executive Officer

Date: November 12, 2005	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President Chief Financial Officer

19.

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

20.