Form 10-K
period 2005-12-31
CSB BANCORP INC /OH
filed 2006-03-28
CIK 880417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File No. 0-21714
CSB BANCORP, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1687530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

91 North Clay Street, Millersburg, Ohio	44654

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code (330) 674-9015
Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act:
Common Shares, $6.25 par value
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑  No
     At June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on a share price of $20.50 per share (such price being the last trade price on such date) was $50.5 million.
     At March 24, 2006, there were outstanding 2,567,405 of the registrant’s Common Shares, $6.25 par value.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s 2005 Annual Report to Shareholders.
Portions of Registrant’s Proxy Statement dated March 24, 2006.
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
ITEM 1 — BUSINESS
General
CSB Bancorp, Inc. (the “Company”), is a registered financial holding company under the Bank Holding Company Act of 1956, as amended, and was incorporated under the laws of the State of Ohio in 1991. The Commercial and Savings Bank (the “Bank”), an Ohio banking corporation chartered in 1879, is a wholly owned subsidiary of the Company. The Bank is a member of the Federal Reserve system, and its deposits are insured up to the maximum provided by the law by the Federal Deposit Insurance Corporation. The primary banking regulators of the Bank are the Federal Reserve Board and the Ohio Division of Financial Institutions.
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
Certain risks are involved in granting loans, primarily related to the borrowers’ ability and willingness to repay the debt. Before the Bank extends or renews a new loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, collateral being used to secure the transaction, borrower’s character, and other factors. For all commercial loan relationships greater than $275,000, the Bank’s internal credit department performs an annual risk rating review. In addition to this review, an independent outside loan review firm is engaged to review all watch list and adversely classified credits, commercial loan relationships greater than $500,000, a sample of commercial loan relationships less than $500,000, loans within an industry concentration and a sample of consumer/mortgage loans. In addition, any loan identified as a problem credit by management and/or the external loan review consultants is assigned to the Bank’s “loan watch list,” and is subject to ongoing review by the Bank’s credit department and the assigned loan officer to ensure appropriate action is taken when deterioration has occurred.

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
Residential real estate loans carry both fixed and variable rates and are secured by the borrower’s residence. Such loans are made based on the borrower’s ability to make repayment from employment and other income. Management assesses the borrower’s ability and willingness to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 85% or less of the value of collateral or up to 100% with PMI. An appraisal from a qualified real estate appraiser or an evaluation based on tax value is obtained for substantially all loans secured by real estate. Residential construction loans are secured by residential real estate that generally will be occupied by the borrower on completion. While not contractually required to do so, the Bank usually makes the permanent loan at the end of the construction phase. Construction loans also are made in amounts of 85% or less of the value of the collateral.
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
Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Consumer loans for the purchase of new automobiles generally do not exceed 90% of the purchase price of the automobile. Loans for used automobiles generally do not exceed average wholesale or trade-in values as stipulated in a recent auto-industry used-car price guide. Credit card and overdraft protection loans are unsecured personal lines of credit to individuals of demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, absence of collateral. Since these loans are generally repaid from ordinary income of the individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or by general decline in economic conditions. The Bank assesses the borrower’s ability and willingness to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.
While the Company’s chief decision-makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.
Employees
At December 31, 2005, the Bank had 141 employees, 113 of which were employed on a full-time basis. The Company has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Management considers its employee relations to be good.

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or omit to state a material fact. The Company has also implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act, which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. The Securities and Exchange Commission recently extended the deadline for Section 404 compliance for non-accelerated filers, including the Company, until the fiscal year ended December 31, 2007. The Company has begun the documentation phase of required Section 404 certification; however, has paused efforts through April 2006. During 2005, the SEC Advisory Committee on Smaller Public Companies approved a series of recommendations from a subcommittee regarding Section 404. Included in that report was a recommendation to create a three tiered system for implementation of Section 404. If the recommendation is adopted by the SEC in April 2006, based on the guidelines set forth, CSB would fall into the Microcap category, and be exempt from Sarbanes 404.
..
Item 1A. Risk Factors
Investments in CSB Bancorp Inc. stock involve risk.
The market price of the Company’s common stock may fluctuate significantly in response to a number of factors, including:
•	Changes in interest rates
•	New developments in the banking industry
•	Regulatory actions
•	Credit risk
•	Economy
Changes in interest rates
CSB‘s earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Interest rates are beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in interest rates, will influence the origination of loans, the purchase of investments and the level of prepayments on our loans and the receipt of payments on our mortgage-backed securities resulting in reduced income and cash flow.
New developments in the banking industry
CSB will need to adjust to competition in both originating loans and attracting deposits. Competition in the financial services industry is intense as we compete with securities dealers, finance and insurance companies, mortgage brokers and investment advisors. As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer. Our ability to obtain our financial objectives will depend on our ability to deliver or expand product delivery systems and changes in technology required by our customers .
Regulatory actions
The Company and its wholly owned subsidiary The Commercial and Savings Bank are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. Changes to these laws could affect the Company’s ability to deliver or expand its services and diminish the value of its business.
Credit Risk
Credit Risk is the risk of losing principal and interest income because borrowers fail to repay loans. Our earnings may be negatively impacted if we fail to manage credit risk as the origination of loans is an integral part of our business. Factors which may effect the ability of borrowers to repay loans would include a downturn in the local economy that we operate in, a downturn in one or more business sectors in which our customer operate or a rapid increase in interest rates.

Economy
Downturns in the local economy in which we operate in may adversely affect our business. Our loan portfolio is concentrated primarily in Holmes, Wayne and Tuscarawas counties in Ohio. Our profits depend on providing products and services to customers in these areas. A decline in real estate values, continued increases in interest rates or increases in unemployment could depress our earnings. Weakness in our market area could result from a decline in tourism, the value of collateral securing our loans could decline and borrowers may not be able to repay their loans.
Item 1B. Unresolved Staff Comments
None.
Statistical Disclosures
The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission’s Industry Guide 3, or a specific reference as to the location of required disclosures in the Company’s 2005 Annual Report to Shareholders (the “Annual Report”).
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
II. Securities Portfolio
A. The following is a schedule of the carrying value of securities at December 31, 2005, 2004 and 2003.

(In thousands of dollars)	2005	2004	2003

Securities available-for-sale, at fair value
U.S. Treasury securities	$99	$134
U.S. Government corporations and agencies	42,230	39,214	$24,084
Mortgage-backed securities	27,006	16,228	4,260
Obligations of states and political subdivisions	8,633	17,862	646
Equity securities	305

Total	$78,273	$73,438	$28,990

Securities held-to-maturity, at amortized cost
U.S. Treasury securities			$102
U.S. Government corporations and agencies			1,000
Obligations of states and political subdivisions			34,990

Total			$36,092

B. The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2005:

	(In thousands of dollars)
	Maturing
			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for sale:
U.S. Treasury			$100	3.18%
U.S. Government corporations and agencies	$5,500	2.85%	35,498	4.20	$1,993	4.07%
Mortgage-backed			1,022	5.87	4,634	4.28	$21,712	5.06%
Obligations of states and political subdivisions	2,503	7.44	5,616	7.29	274	5.31

Total	$8,003	4.29%	$42,236	4.65%	$6,901	4.26%	$21,712	5.06%

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
C. Excluding holdings of U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the Company’s consolidated shareholders’ equity at December 31, 2005.
III. Loan Portfolio
A. Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31:

(In thousands of dollars)	2005	2004	2003	2002	2001

Commercial	$69,922	$77,231	$73,559	$74,907	$68,180
Commercial real estate	52,661	43,744	49,160	41,665	31,170
Residential real estate	78,722	78,862	72,944	65,653	55,228
Construction	2,120	8,034	5,503	5,453	1,255
Installment and credit card	11,539	10,273	12,251	12,382	13,518

Total loans	$214,964	$218,144	$213,417	$200,060	$169,351

B. Maturities and Sensitivities of Loans to Changes in Interest Rates — The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding real estate mortgage and installment loans, as of December 31, 2005:

	Maturing
	One Year	One Through
(In thousands of dollars)	or Less	Five Years	After Five Years	Total

Commercial	$28,736	$24,248	$16,938	$69,922
Commercial real estate	6,495	8,609	37,557	52,661
Construction	0	919	1,201	2,120

Total	$35,231	$33,776	$55,696	$124,703

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and real estate construction loans due after one year from December 31, 2005.

(In thousands of dollars)	Fixed Rate	Variable Rate

Total commercial, commercial real estate and construction loans due after one year	$9,382	$80,090
C. Risk Elements
1. Nonaccrual, Past Due and Restructured Loans — The following schedule summarizes nonaccrual, past due and restructured loans.

(In thousands of dollars)	2005	2004	2003	2002	2001

(a) Loans accounted for on a nonaccrual basis	$633	$1,552	$1,170	$1,721	$3,159
(b) Accruing loans that are contractually past due 90 days or more as to interest or principal payments	168	119	175		119

Totals	$801	$1,671	$1,345	$1,721	$3,278

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

D. Impaired Loans — Information regarding impaired loans at December 31 is as follows:

(In thousands of dollars)	2005	2004	2003

Balance of impaired loans at December 31	$565	$1,198	$897
Less portion for which no allowance for loan loss is allocated	62
Portion of impaired loan balance for which an allowance for loan losses is allocated	503	1,198	897
Portion of allowance for loan losses allocated to the impaired loan balance at December 31	174	388	251
For the year ended December 31, 2005 interest income recognized on impaired loans amounted to $2,764 while $39,168 would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2004 interest income recognized on impaired loans amounted to $24,000 while $45,000 would have been recognized had the loans been performing under their contractual terms.
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
2. Potential Problem Loans — At December 31, 2005, no loans were identified that management has serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in item III.C.1. On a monthly basis, the Company internally classifies certain loans based on various factors. At December 31, 2005, these amounts, including impaired and nonperforming loans, amounted to $8.0 million of substandard loans and $0 doubtful loans.
3. Foreign Outstandings — There were no foreign outstandings during any period presented.
4. Loan Concentrations — As of December 31, 2005, there are no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A above.
D. Other Interest-Bearing Assets — As of December 31, 2005, there are no other interest-bearing assets required to be disclosed under Item III.C.1 or 2 if such assets were loans.

IV. Summary Of Loan Loss Experience
A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(In thousands of dollars)	2005	2004	2003	2002	2001

LOANS
Average loans outstanding during period	$220,655	$216,864	$209,231	$181,147	$186,665

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$2,575	$2,459	$2,701	$4,019	$7,460
Loans charged off:
Commercial	(16)	(95)	(56)	(429)	(1,585)
Commercial real estate	(442)	0	(97)	(342)	(1,441)
Residential real estate	(16)	(275)	(70)	(154)	(151)
Installment and credit card	(102)	(64)	(115)	(240)	(571)

Total loans charged off	(576)	(434)	(338)	(1,165)	(3,748)

Recoveries of loans previously charged off:
Commercial	63	61	7	244	126
Commercial real estate	2	0	0	0	0
Residential real estate	33	23	70	36	42
Installment	67	43	70	153	104

Total loan recoveries	163	127	147	433	272

Net loans charged off	(413)	(307)	(191)	(732)	(3,476)
Provision charged to operating expense	283	423	(51)	(586)	35

Balance at end of period	$2,445	$2,575	$2,459	$2,701	$4,019

Ratio of net charge-offs to average loans outstanding for period	.19%	.14%	.09%	.40%	1.86%
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

	Allocation of the Allowance for Loan Losses
	(In thousands of dollars)
		Percentage of Loans		Percentage of Loans		Percentage of Loans		Percentage of Loans		Percentage of Loans
		in Each Category to		in Each Category to		in Each Category to		in Each Category to		in Each Category to
	Allowance Amount	Total Loans	Allowance Amount	Total Loans	Allowance Amount	Total Loans	Allowance Amount	Total Loans	Allowance Amount	Total Loans
	December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002		December 31, 2001

Commercial	$ 936	32.52%	$1,256	35.41%	$ 741	34.47%	$ 809	37.44%	$2,011	40.26%
Commercial real estate	763	24.50	765	20.05	759	23.03	908	20.82	1,132	18.41
Residential real estate	278	36.62	261	36.15	768	34.18	491	32.82	370	32.61
Construction	4	.99	18	3.68	30	2.58	35	2.73	0	.74
Installment and credit card	36	5.37	22	4.71	70	5.74	231	6.19	401	7.98
Unallocated	428		253		91		227		105

Total	$2,445	100.00%	$2,575	100.00%	$2,459	100.00%	$2,701	100.00%	$4,019	100.00%

V. Deposits
A. & B. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average			Average
	Amounts Outstanding			Rate Paid
	Year ended December 31			Year ended December 31
(In thousands of dollars)	2005	2004	2003	2005	2004	2003

Noninterest-bearing demand	$37,855	$34,310	$30,551	N/A	N/A	N/A
Interest-bearing demand deposits	49,021	48,042	46,687	.39%	.22%	.41%
Savings deposits	44,759	42,904	37,989	.80	.44	.53
Time deposits	117,372	116,418	121,298	3.05	2.53	2.85

Total deposits	$249,007	$241,674	$236,525

C. and E. There were no foreign deposits in any period presented.
6.	The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2005:

(In thousands of dollars)
Three months or less	$6,398
Over three through six months	7,041
Over six through twelve months	5,378
Over twelve months	10,806

Total	$29,623

VI. Return On Equity and Assets

	2005	2004	2003

Return on average assets	0.91%	0.81%	0.68%
Return on average shareholders’ equity	7.92	7.15	6.00
Dividend payout ratio	51.47	54.44	61.48
Average shareholders’ equity to average assets	11.46	11.31	11.35

VII. Short-Term Borrowings
Short-term borrowings consist of securities sold under agreements to repurchase, a $5,000,000 short-term advance through Federal Home Loan Bank and federal funds purchased. Securities sold under agreements to repurchase generally mature one (1) day from the transaction date. Federal funds purchased generally have overnight terms. Information concerning short-term borrowings is summarized as follows:

(In thousands of dollars)	2005	2004	2003

Securities sold under agreements to repurchase and federal funds purchased at period-end	$21,418	$18,316	$11,859
Weighted average interest rate at period-end	1.54%	.88%	.56%
Maximum outstanding at any month-end during the year	29,467	31,704	13,738
Average amount outstanding	20,243	21,360	12,885
Weighted average rates during the year	1.64%	.85%	.61%
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
The Wooster Trust Office, 146 E. Liberty, Wooster, Ohio 44691 (leased)
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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of 2005.
PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Information contained in the section captioned “Common Stock and Shareholder Information” on page 23 of the Annual Report is incorporated herein by reference.
ITEM 6 – SELECTED FINANCIAL DATA
Information contained in the section captioned “Selected Financial Data” on page 11 of the Annual Report is incorporated herein by reference.
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information contained in the section captioned “2005 Financial Review” on pages 10 through 23 of the Annual Report is incorporated herein by reference.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information contained in the section captioned “ Quantitative and Qualitative Disclosures About Market Risk” on page 19 of the Annual Report is incorporated herein by reference.
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information contained in the consolidated financial statements and related notes and the Report of Independent Registered Public Accounting Firm thereon, on pages 24 through 47 of the Annual Report is incorporated herein by reference.
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Information contained in the Form 8-k Item 4.01 Changes in Registrant’s Certifying Accountant filed August 25, 2005 is incorporated herein by reference.
ITEM 9A – CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
With the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) was performed, as of the end of the period covered by this Annual Report. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes In Internal Control Over Financial Reporting
There have been no significant changes during the quarter ended December 31, 2005, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.
ITEM 9B – OTHER INFORMATION
None
PART III
ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information contained in the section captioned “ELECTION OF DIRECTORS” on pages 4 and 5 of the Company’s proxy statement for the Company’s Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 24, 2006 (the “Proxy Statement”) and information contained in the section captioned “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” on page 4 of the Proxy Statement is incorporated herein by reference.
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
ITEM 11 – EXECUTIVE COMPENSATION
Information contained in the section captioned “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION” on page 8 of the Proxy Statement, the section captioned “EXECUTIVE COMPENSATION” on pages 12 and 13 of the Proxy Statement, the section captioned “EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS” on pages 14 and 15 of the Proxy Statement, and the section captioned “COMPENSATION AND NOMINATING COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” on page 17 of the Proxy Statement, is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information contained in the section captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” on pages 2 through 4 of the Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information

Number of shares
remaining available
	Number of shares of		for future issuance
	common stock to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants,	reflected in column
	and rights	and rights	(a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	11,970	$16.54	188,030
Equity compensation plans not approved by stockholders	10,000	$17.75	0

Total	21,970	$17.09	188,030

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information contained in the section captioned “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” on pages 16 and 17 of the Proxy Statement is incorporated herein by reference. There were no relationships where transactions exceeded $60,000 for the year ended December 31, 2005.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information contained in the section captioned “INDEPENDENT PUBLIC ACCOUNTANTS” on pages 10 and 11 of the Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES .
(a) Exhibits

Exhibit Number	Description of Document
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB)

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K)

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)

10.1	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant’s Form 10-SB)

10.2	Third Amendment to Employment Agreement between CSB Bancorp, Inc. and C. James Bess (incorporated by reference to Registrant’s Form 10-Q filed May 13, 2003)

10.3	Employment Agreement between CSB Bancorp, Inc. and John J. Limbert (incorporated by reference to Registrant’s Form 8-K filed May 22, 2003)

13	CSB Bancorp, Inc. 2005 Annual Report to Shareholders

21	Subsidiary of CSB Bancorp, Inc.

23.1	Consent of S.R. Snodgrass A.C.

23.2	Consent of Clifton Gunderson LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

/s/ Rick L. Ginther

Date: March 24, 2006	Rick L. Ginther, Interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2006.

Signatures	Title
/s/ Rick L. Ginther Rick L. Ginther	Interim Chief Executive Officer (Principal Executive Officer)

/s/ Paula J. Meiler Paula J. Meiler	Senior Vice President and Chief Financial Officer

/s/ Pamela S. Basinger Pamela S. Basinger	Vice President and Principal Accounting Officer

/s/ Ronald E. Holtman Ronald E. Holtman	Director

/s/ Jeffery A. Robb Jeffery A. Robb, Sr.	Director

/s/ Robert K. Baker Robert K. Baker	Director

/s/ Daniel J. Miller Daniel J. Miller	Director

/s/ John R. Waltman John R. Waltman	Director

Signatures	Title
/s/ Samuel M. Steimel Samuel M. Steimel	Director

/s/ Eddie L. Steiner Eddie L. Steiner	Director

/s/ J. Thomas Lang J. Thomas Lang	Director
INDEX TO EXHIBITS

Exhibit Number	Description of Document	Sequential Page
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB)	N/A

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K).	N/A

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A

10.1	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant’s Form 10-SB).	N/A

10.2	Third Amendment to Employment Agreement between CSB Bancorp, Inc. and C. James Bess (incorporated by reference to Registrant’s Form 10-Q filed May 13, 2003)	N/A

10.3	Employment Agreement between CSB Bancorp, Inc. and John J. Limbert (incorporated by reference to Registrant’s Form 8-K filed May 22, 2003)	N/A

13	CSB Bancorp, Inc. 2005 Annual Report to Shareholders	N/A

21	Subsidiary of CSB Bancorp, Inc.	N/A

23.1	Consent of S.R. Snodgrass A.C.	N/A

23.2	Consent of Clifton Gunderson LLP	N/A

31.1	Section 302 Certification of Chief Executive Officer	N/A

31.2	Section 302 Certification of Chief Financial Officer	N/A

32.1	Section 906 Certification of Chief Executive Officer	N/A

32.2	Section 906 Certification of Chief Financial Officer	N/A