Form 10-Q
period 2006-03-31
CSB BANCORP INC /OH
filed 2006-05-15
CIK 880417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-21714
CSB Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1687530

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
91 North Clay, P.O. Box 232, Millersburg, Ohio 44654

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at May 12, 2006:
2,519,733 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED March 31, 2006

CSB BANCORP, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$10,267,739	$14,785,250
Interest-earning deposits in other banks	47,167	124,726
Federal funds sold	—	1,740,000

Total cash and cash equivalents	10,314,906	16,649,976

Securities available-for-sale, at fair value	75,856,687	78,273,248
Restricted stock, at cost	2,984,900	2,947,000

Total securities	78,841,587	81,220,248
Loans held for sale	242,212	—
Loans	221,123,243	215,019,673
Less allowance for loan losses	2,470,768	2,445,494

Net loans	218,652,475	212,574,179

Premises and equipment, net	7,587,163	7,671,822
Accrued interest receivable and other assets	3,138,328	2,873,007

Total Assets	$318,776,671	$320,989,232

LIABILITIES
Deposits
Noninterest-bearing	$36,938,182	$41,807,069
Interest-bearing	210,106,032	213,595,648

Total deposits	247,044,214	255,402,717
Short-term borrowings	32,307,224	21,417,616
Other borrowings	2,852,923	8,067,840
Accrued interest payable and other liabilities	1,580,626	930,800

Total liabilities	283,784,987	285,818,973

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,667,786 shares	16,673,667	16,673,667
Additional paid-in capital	6,416,440	6,413,915
Retained earnings	15,115,371	14,752,250
Treasury stock at cost- 100,381 shares in 2006 and 89,287 shares in 2005	(2,322,410)	(2,086,686)
Accumulated other comprehensive loss	(891,384)	(582,887)

Total shareholders’ equity	34,991,684	35,170,259

Total Liabilities and Shareholders’ Equity	$318,776,671	$320,989,232

See notes to unaudited consolidated financial statements.

3.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Interest income
Loans, including fees	$3,822,504	$3,285,392
Taxable securities	777,800	519,329
Nontaxable securities	101,823	168,788
Other	6,592	670

Total interest income	4,708,719	3,974,179

Interest expense
Deposits	1,166,920	868,997
Other	247,526	176,478

Total interest expense	1,414,446	1,045,475

Net interest income	3,294,273	2,928,704
Provision for loan losses	32,000	105,999

Net interest income after provision for loan losses	3,262,273	2,822,705

Non-interest income
Service charges on deposit accounts	315,086	212,555
Gain on sale of securities	—	247,047
Trust and financial services	92,242	117,151
Other income	203,115	203,504

Total non-interest income	610,443	780,257

Non-interest expenses
Salaries and employee benefits	1,491,005	1,402,464
Occupancy expense	171,213	158,778
Equipment expense	136,136	123,488
State franchise tax	109,200	104,923
Professional and director fees	174,020	156,475
Other expenses	666,236	731,021

Total non-interest expenses	2,747,810	2,677,149

Income before income taxes	1,124,906	925,813
Federal income tax provision	351,000	259,000

Net income	$773,906	$666,813

Basic and diluted earnings per share	$0.30	$0.25

See notes to unaudited consolidated financial statements.

4.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Balance at beginning of period	$35,170,259	$36,207,507

Comprehensive income (loss):
Net income	773,906	666,813
Change in net unrealized loss, net of reclassification adjustments and related income taxes ($158,774 and $378,457)	(308,497)	(734,652)

Total comprehensive income (loss)	465,409	(67,839)

Issuance of 6 shares from treasury stock		121

Stock-based compensation expense	2,525

Purchase of 11,094 shares of treasury stock	(235,724)
Cash dividends declared ($0.16 per share in 2006, and $0.14 per share in 2005)	(410,785)	(370,295)

Balance at end of period	$34,991,684	$35,769,494

See notes to unaudited consolidated financial statements.

5.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net cash from operating activities	$1,302,626	$677,680

Cash flows from investing activities
Securities available-for-sale
Proceeds from maturities, calls and repayments	1,928,276	725,910
Proceeds from sales		5,098,433
Purchases	(1,589)	(99,891)
Purchase of FHLB stock	(37,900)	(26,900)
Net change in loans	(6,127,352)	(6,271,614)
Net change in loans held for sale	(242,212)
Premises and equipment expenditures, net	(68,810)	(327,277)

Net cash used for investing activities	(4,307,375)	(901,339)

Cash flows from financing activities
Net change in deposits	(8,358,503)	(4,227,957)
Net change in short-term borrowings	10,889,608	4,928,379
Repayments of other borrowings	(5,214,917)	(5,252,179)
Purchase of treasury shares	(235,724)
Cash dividends paid	(410,785)	(343,845)

Net cash used by financing activities	(3,330,321)	(4,895,602)

Net change in cash and cash equivalents	(6,335,070)	(5,119,261)

Cash and cash equivalents at beginning of period	16,649,976	15,644,292

Cash and cash equivalents at end of period	$10,314,906	$10,525,031

Supplemental disclosures
Interest paid	$1,403,819	$1,068,566
Income taxes paid	100,000	$—
See notes to unaudited consolidated financial statements.

6.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements include the accounts of CSB Bancorp, Inc. and its wholly-owned subsidiaries, The Commercial and Savings Bank and CSB Investment Services, LLC (together referred to as the “Company” or “CSB”). All significant intercompany transactions and balances have been eliminated in consolidation.
The consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2006, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2005, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full year or any future interim period.
STOCK-BASED COMPENSATION
The Company sponsors a stock-based compensation plans, administered by a committee, under which incentive stock options may be granted periodically to certain employees. Effective January 1, 2006, CSB adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (FASB No. 123r), using the modified prospective application method. The modified prospective application method applies to new awards, to any outstanding liability awards, and to awards modified, repurchased, or cancelled after January 1, 2006. For all awards granted prior to January 1, 2006, unrecognized compensation cost, on the date of adoption, will be recognized as an expense in future periods. The results for prior periods have not been restated.
The adoption of FASB No. 123r reduced net income by approximately $2,525 for the three months ended March 31, 2006. The following table illustrates the effect on net income and earnings per share if CSB had applied the fair value recognition provisions to stock-based employee compensation during the prior period presented. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.

March 31,
2005
Net income, as reported	$666,813
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,800

Pro forma net income	$664,013

Earnings per share
Basic — as reported	$.25
Basic — pro forma	$.25
Diluted — as reported	$.25
Diluted — pro forma	$.25

7.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued
The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2004	2003
Risk-free interest rate	3.34%	2.75%

Expected option life (years)	3.5	6.4

Dividend yield	2.60%	2.50%
As of March 31, 2006, there was approximately $17,800 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next two years.
Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2002 Plan authorizes the issuance of 75,000 shares. The Plan was amended April 27, 2005 to authorize the issuance of 200,000 shares. The time period during which any option is exercisable under the Plan is determined by the committee but shall not continue beyond the expiration of ten years after the date the option is awarded. As of March 31, 2006, there were 11,970 options outstanding under this Plan.
The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. CSB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature. There were no options granted in the first quarter of 2006 or 2005.
NOTE 2 — SECURITIES
Securities consist of the following at March 31, 2006 and December 31, 2005:
March 31, 2006

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	value
Available-for-sale:
U.S. Treasury security	$99,951	$—	$1,326	$98,625
Obligations of U.S. government corporations and agencies	42,491,628	—	956,620	41,535,008
Mortgage-backed securities	25,919,257	342	577,172	25,342,427
Obligations of states and political subdivisions	8,390,031	192,620	2,183	8,580,468

Total debt securities	76,900,867	192,962	1,537,301	75,556,528
Equity Securities	305,965	171	5,977	300,159

Total available-for-sale	77,206,832	193,133	1,543,278	75,856,687
Restricted stock	2,984,900	—	—	2,984,900

Total securities	$80,191,732	$193,133	$1,543,278	$78,841,587

8.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES- continued
December 31, 2005

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$99,938	$—	$1,313	$98,625
Obligations of U.S. government corporations and agencies	42,991,204	4,376	765,254	42,230,326
Mortgage-backed securities	27,368,053	14,166	376,262	27,005,957
Obligations of states and political subdivisions	8,392,840	242,499	1,943	8,633,396

Total debt securities	78,852,035	261,041	1,144,772	77,968,304
Equity Securities	304,376	6,080	5,512	304,944

Total available-for-sale	79,156,411	267,121	1,150,284	78,273,248
Restricted stock	2,947,000	—	—	2,947,000

Total securities	$82,103,411	$267,121	$1,150,284	$81,220,248

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position
In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

9.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiaries (the “Company”) at March 31, 2006 as compared to December 31, 2005, and the consolidated results of operations for the quarterly period ending March 31, 2006 compared to the same period in 2005. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
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
FINANCIAL CONDITION
Total assets were $318.8 million at March 31, 2006, compared to $321.0 million at December 31, 2005, representing a decrease of $2.2 million or 0.7%. Cash and cash equivalents decreased $6.3 million, or 38.0%, during the three-month period ending March 31, 2006, due to a $4.6 million decrease in cash and due from banks and a $1.7 million decrease in Federal funds sold. Securities decreased $2.4 million or 2.9% during the quarter principally due to the maturity and pay-down of securities. Net loans increased $6.1 million, or 2.9%. The increase is a result of seasonal credit draws, growth in home equity line lending and a slowing of prepayments within the mortgage loan portfolio. Total liabilities decreased $2.0 million or 0.7% during the quarter, as seasonal deposit declines were offset with short-term borrowings.

10.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net loans increased $6.1 million, or 2.9% during the three-month period ended March 31, 2006. The allowance for loan losses amounted to $2,471,000, or 1.12% of gross loans at March 31, 2006, compared to $2,445,000, or 1.14% of gross loans at December 31, 2005. The components of the change in the allowance for loan losses during the three-month period ended March 31, 2006, included a provision of $32,000 and net loan charge-offs of $7,000. Loans past due more than 90 days and still accruing interest and loans placed on nonaccrual status aggregated $670,000, or 0.30% of total loans at March 31, 2006 compared to $801,000, or 0.37% of total loans at December 31, 2005.
At March 31, 2006, the ratio of net loans to deposits was 88.6%, compared to 83.2% at December 31, 2005. The increase in this ratio is due to loan growth coupled with seasonal deposit shrinkage experienced during the three months ended March 31, 2006.
The Company had net unrealized losses of $1,350,000 within its investment portfolio at March 31, 2006 as compared against unrealized losses of $883,000 at December 31, 2005. Management has considered industry analyst reports, sector credit reports and volatility in the bond market in concluding that the unrealized losses as of March 31, 2006 were primarily the result of customary and expected fluctuations in the bond market. As a result, all security impairments as of March 31, 2006 are considered temporary.
The decrease in other borrowings of $5.2 million resulted from the maturity of existing Federal Home Loan advances, which have been reborrowed from the Federal Home Loan Bank as short-term borrowings.
Total shareholders’ equity amounted to $35.0 million, or 11.0% of total assets, at March 31, 2006, compared to $35.2 million, or 11.0% of total assets, at December 31, 2005. The decrease in shareholders’ equity during the three months ended March 31, 2006 was principally due to dividends declared of $411,000, an unrealized loss on securities, net of tax, of $308,000, the repurchase of treasury stock of $236,000, which was offset by net income of $774,000. Through its share repurchase program the Company repurchased 11,094 shares of treasury stock during the quarter ended March 31, 2006. The Company and its subsidiaries met all regulatory capital requirements at March 31, 2006.

11.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three months ended March 31, 2006 and 2005
For the quarter ended March 31, 2006, the Company recorded net income of $774,000 or $.30 per share, as compared to $667,000 or $.25 per share for the quarter ended March 31, 2005. The increase in net income for the quarter of $107,000 was principally due to a $366,000 increase in net interest income, offset by decreases in non-interest income of $170,000, an increase in non-interest expenses of $71,000 and an increase of $92,000 in the federal income tax provision.
Interest income for the quarter ended March 31, 2006 of $4.7 million represents an increase of $735,000, or 18.5%, compared to the same period in 2005. Interest income on loans increased $537,000 over the first quarter of 2005, which was primarily due to an increase of 118 basis points in average loan rates partially offset by a $6.4 million decrease in average gross loan balances. The increase in interest income on securities of $192,000 was due to increases in average balances of securities of $8.0 million and increases of 72 basis points in average rates on taxable securities and increases of 50 basis points in average taxable equivalent rates on nontaxable securities over the first quarter of 2005. Interest expense for the quarter ended March 31, 2006 was $1,414,000, an increase of $369,000, or 35.3%, from the same period in 2005. The increase in interest expense occurred due to both increases in rate and average volume of interest-bearing liabilities. The average balance of interest-bearing liabilities rose $2.1 million with an average rate increase of 60 basis points to 2.36% for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. Average interest-bearing deposits increased $4.6 million over the first quarter of 2005, while average interest bearing liabilities decreased $2.5 million over the same period.
The provision for loan losses for the quarter ended March 31, 2006 was $32,000, compared to a $106,000 provision for the same quarter in 2005. The provision for loan losses is determined based on management’s calculation of the allowance for loan losses, which includes provisions for classified loans, as well as for the remainder of the portfolio based on historical data, including past charge-offs, and current economic trends.
Non-interest income for the quarter ended March 31, 2006 of $611,000 represents a decrease of $170,000 or 21.8%, compared to the same quarter in 2005. This reduction was primarily due to a decrease in the gain on the sale of securities of $247,000, a decrease in trust and brokerage income of $25,000, offset by increases of $103,000 in fees on deposits. The increases in deposit fees were a result of the consumer and small business customer use of fee-based products, primarily an overdraft privilege program that was implemented during the fourth quarter of 2005.
Non-interest expenses for the quarter ended March 31, 2006 increased $71,000 or 2.6%, compared to the first quarter of 2005. This increase was due primarily to the increase in salaries and employee benefit expense of $89,000 resulting from additional expense for executive bonuses and annual employee compensation increases. The Company recognized stock-based compensation expense under FAS 123(R) of $2,500 for the quarter ended March 31, 2006. Professional and director fees increased $18,000 primarily due to expenses related to engagement of an outside consultant to perform a management compensation review as well as increases in director fees. Other expense decreased during the first

12.

CSB BANCORP, INC.
quarter of 2006 due to a reduction in security personnel costs and cash losses related to two robberies at a branch office in 2005.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $10.3 million at March 31, 2006 a decrease of $6.3 million from $16.6 million at December 31, 2005. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and securities maturing within one year represent 5.6% of total assets as of March 31, 2006 compared to 7.7% of total assets at year-end 2005. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet both short and long-term liquidity needs of the Company.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
CONTRACTUAL OBLIGATIONS
During the first three months of 2006, the Company’s contractual obligations have not changed materially from those discussed in the Company’s Annual Report of Form 10-K for the year ended December 31, 2005.

13.

CSB BANCORP, INC.
ITEM 3 — QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2006 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Board-approved policy.
The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 basis point changes in market interest rates at March 31, 2006 and December 31, 2005:
March 31, 2006

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$14,229	$856	6.4%
+100	13,756	384	2.9
0	13,373	0	0.0
-100	13,058	(315)	(2.4)
-200	12,582	(791)	(5.9)
December 31, 2005

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$15,042	$1,198	8.7%
+100	14,387	544	3.9
0	13,844	0	0.0
-100	13,383	(461)	(3.3)
-200	12,741	(1,103)	(8.0)

14.

CSB BANCORP, INC.
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

15.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended March 31, 2006
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
                    There are no matters required to be reported under this item.
ITEM 1A — RISK FACTORS
There were no material changes to the Risk Factors described in Item 1A in CSB’s Annual Report on Form 10-K for the period ended December 31, 2005.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
                    There are no matters required to be reported under this item.
Issuer Purchase of Equity Securities

				Maximum
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased	that May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plans	the Plan

January 1, 2006 to January 31, 2006	None	None	None	198,027
February 1, 2006 to February 28, 2006	11,094	$21.25	11,094	186,933
March 1, 2006 to March 31, 2006	None	None	None	186,933
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

16.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended March 31, 2006
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

CSB BANCORP, INC.

(Registrant)

Date: May 12, 2006	/s/ Eddie L. Steiner

Eddie L. Steiner
President
Chief Executive Officer

Date: May 12, 2006	/s/ Paula J. Meiler

Paula J. Meiler
Senior Vice President
Chief Financial Officer

18.

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

19.