Form 10-Q
period 2006-06-30
CSB BANCORP INC /OH
filed 2006-08-14
CIK 880417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at August 11, 2006:
2,514,561 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED June 30, 2006

CSB BANCORP, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$11,990,923	$14,785,250
Interest-earning deposits in other banks	9,964	124,726
Federal funds sold	350,000	1,740,000

Total cash and cash equivalents	12,350,887	16,649,976

Securities available-for-sale, at fair value	69,256,199	78,273,248
Restricted stock, at cost	3,023,800	2,947,000

Total securities	72,279,999	81,220,248

Loans held for sale	—	—
Loans	228,110,564	215,019,673
Less allowance for loan loans	2,467,284	2,445,494

Net loans	225,643,280	212,574,179

Premises and equipment, net	7,486,661	7,671,822
Accrued interest receivable and other assets	3,137,890	2,873,007

Total Assets	$320,898,717	$320,989,232

LIABILITIES
Deposits
Noninterest-bearing	$38,119,508	$41,807,069
Interest-bearing	204,703,822	213,595,648

Total deposits	242,823,330	255,402,717
Short-term borrowings	39,889,842	21,417,616
Other borrowings	2,704,998	8,067,840
Accrued interest payable and other liabilities	1,681,549	930,800

Total liabilities	287,099,719	285,818,973

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,667,786 shares	16,673,667	16,673,667
Additional paid-in capital	6,418,965	6,413,915
Retained earnings	15,388,867	14,752,250
Treasury stock at cost: 148,053 shares in 2006 and 89,287 shares in 2005	(3,275,850)	(2,086,686)
Accumulated other comprehensive loss	(1,406,651)	(582,887)

Total shareholders’ equity	33,798,998	35,170,259

Total Liabilities and Shareholders’ Equity	$320,898,717	$320,989,232

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income
Loans, including fees	$4,146,971	$3,542,196	$7,969,475	$6,827,588
Taxable securities	759,166	517,862	1,536,966	1,037,191
Nontaxable securities	99,693	157,810	201,516	326,598
Other	247	897	6,839	1,567

Total interest income	5,006,077	4,218,765	9,714,796	8,192,944

Interest expense
Deposits	1,272,915	993,894	2,439,835	1,862,891
Other	460,229	196,444	707,755	372,922

Total interest expense	1,733,144	1,190,338	3,147,590	2,235,813

Net interest income	3,272,933	3,028,427	6,567,206	5,957,131
Provision for loan losses	114,667	105,999	146,667	211,998

Net interest income after provision for loan losses	3,158,266	2,922,428	6,420,539	5,745,133

Non-interest income
Service charges on deposit accounts	337,640	234,186	652,726	446,741
Gain on sale of securities	—	—	—	247,047
Trust and financial services	164,348	120,885	256,590	238,036
Other income	230,218	198,790	393,333	402,294

Total non-interest income	732,206	553,861	1,302,649	1,334,118

Non-interest expenses
Salaries and employee benefits	1,435,548	1,347,708	2,926,553	2,750,172
Occupancy expense	167,530	186,869	338,743	345,647
Equipment expense	121,377	125,611	257,513	249,099
State franchise tax	112,192	107,655	221,392	212,578
Professional and director fees	174,431	151,523	348,452	307,998
Other expenses	897,041	714,179	1,523,276	1,445,200

Total non-interest expenses	2,908,119	2,633,545	5,615,929	5,310,694

Income before income taxes	982,353	842,744	2,107,259	1,768,557
Federal income tax provision	305,700	229,000	656,700	488,000

Net income	$676,653	$613,744	$1,450,559	$1,280,557

Basic and diluted earnings per share	$0.27	$0.23	$0.57	$0.48

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance at beginning of period	$34,991,684	$35,769,494	$35,170,259	$36,207,507

Comprehensive income (loss):
Net income	676,653	613,744	1,450,559	1,280,557
Change in net unrealized gain (loss), net of reclassification adjustments and related income taxes $(265,441), $235,088, $(424,363), and $(143,369), respectively	(515,267)	456,348	(823,764)	(278,304)

Total comprehensive income	161,386	1,070,092	626,795	1,002,253

Issuance of 6 shares from treasury				121

Stock-based compensation expense	2,525		5,050

Purchase of treasury shares	(953,440)	(40)	(1,189,164)	(40)

Cash dividends declared ($0.16 and $0.32 per share in 2006, and $0.14 and $0.28 per share in 2005)	(403,157)	(370,296)	(813,942)	(740,591)

Balance at end of period	$33,798,998	$36,469,250	$33,798,998	$36,469,250

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Net cash from operating activities	$2,048,216	$1,604,788

Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities, calls and repayments	7,740,727	2,914,280
Proceeds from sales	—	5,098,433
Purchases	(1,589)	(1,128,596)
Purchase of FHLB stock	(76,800)	(86,400)
Proceeds from sale of other real estate	412,500	—
Net change in loans	(13,247,253)	(6,350,727)
Premises and equipment expenditures, net	(104,938)	(489,617)

Net cash provided by (from) investing activities	(5,277,353)	(42,627)

Cash flows from financing activities
Net change in deposits	(12,579,387)	(2,556,364)
Net change in short-term borrowings	18,472,226	1,350,302
Repayment of other borrowings	(5,362,842)	(5,426,614)
Purchase of treasury shares	(1,189,164)	(40)
Cash dividends paid	(410,785)	(714,141)

Net cash from financing activities	(1,069,952)	(7,346,857)

Net change in cash and cash equivalents	(4,299,089)	(5,784,696)

Cash and cash equivalents at beginning of period	16,649,976	15,644,292

Cash and cash equivalents at end of period	$12,350,887	$9,859,596

Supplemental disclosures
Interest paid	$3,084,518	$2,205,326
Income taxes paid	411,198	240,000
Non-cash investing activity-transfer of loans to OREO	-0-	625,000
See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying condensed consolidated financial statements include the accounts of CSB Bancorp, Inc. and its wholly-owned subsidiaries, The Commercial and Savings Bank and CSB Investment Services, LLC (together referred to as the “Company” or “CSB”). All significant intercompany transactions and balances have been eliminated in consolidation.
The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2006, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2005, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results for the full year or any future interim period.
STOCK-BASED COMPENSATION
The Company sponsors a stock-based compensation plan, administered by a committee, under which incentive stock options may be granted periodically to certain employees. Effective January 1, 2006, CSB adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (FASB No. 123r), using the modified prospective application method. The modified prospective application method applies to new awards, to any outstanding liability awards, and to awards modified, repurchased, or cancelled after January 1, 2006. For all awards granted prior to January 1, 2006, unrecognized compensation cost, on the date of adoption, will be recognized as an expense in future periods. The results for prior periods have not been restated.
The adoption of FASB No. 123r reduced net income by approximately $2,525 for the three months ended June 30, 2006 and $5,050 for the six months ended June 30, 2006. The following table illustrates the effect on net income and earnings per share if CSB had applied the fair value recognition provisions to stock-based employee compensation during the prior period presented. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.

	Quarter ended	Six months ended
	June 30, 2005
Net income, as reported	$613,744	$1,280,557
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,800	5,600

Pro forma net income	$610,944	$1,274,957

Earnings per share
Basic – as reported	$.23	$.48
Basic – pro forma	$.23	$.48
Diluted – as reported	$.23	$.48
Diluted – pro forma	$.23	$.48

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued
The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2004	2003
Risk-free interest rate	3.34%	2.75%
Dividend yield	2.60%	2.50%
Volatility	37%	37%
Expected option life	3.5 yrs.	6.4 yrs.
As of June 30, 2006, there was approximately $15,275 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next two years.
Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2002 Plan authorizes the issuance of 75,000 shares. The Plan was amended April 27, 2005 to authorize the issuance of 200,000 shares. The time period during which any option is exercisable under the Plan is determined by the committee but shall not continue beyond the expiration of ten years after the date the option is awarded. As of June 30, 2006, there were options for 11,970 Company shares outstanding under this Plan.
The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. CSB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature. There were no options granted in the quarter or the six-month periods ended June 30, 2006 or 2005.
The following summarizes stock options activity for the six months ended June 30, 2006:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Options	Exercise Price	Term (in yrs.)	Intrinsic Value
Outstanding at January 1, 2006	21,970	$17.09	4.28
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2006	21,970	17.09	3.76

Exercisable at June 30, 2006	18,361	$17.29	3.28	$57,103

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 – SECURITIES
Securities consist of the following at June 30, 2006 and December 31, 2005:
June 30, 2006

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$99,966	$—	$1,279	$98,687
Obligations of U.S. government corporations and agencies	38,492,329	—	1,358,262	37,134,067
Mortgage-backed securities	24,656,172	523	905,865	23,750,830
Obligations of states and political subdivisions	7,832,621	142,646	7,317	7,967,950

Total debt securities	71,081,088	143,169	2,272,723	68,951,534
Equity Securities	305,965	7,900	9,200	304,665

Total available-for-sale	71,387,053	151,069	2,281,923	69,256,199
Restricted stock	3.023,800	—	—	3,023,800

Total securities	$74,410,853	$151,069	$2,281,923	$72,279,999

December 31, 2005

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$99,938	$—	$1,313	$98,625
Obligations of U.S. government corporations and agencies	42,991,204	4,376	765,254	42,230,326
Mortgage-backed securities	27,368,053	14,166	376,262	27,005,957
Obligations of states and political subdivisions	8,392,840	242,499	1,943	8,633,396

Total debt securities	78,852,035	261,041	1,144,772	77,968,304
Equity Securities	304,376	6,080	5,512	304,944

Total available-for-sale	79,156,411	267,121	1,150,284	78,273,248
Restricted stock	2,947,000	—	—	2,947,000

Total securities	$82,103,411	$267,121	$1,150,284	$81,220,248

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiaries (the “Company”) at June 30, 2006 as compared to December 31, 2005, and the consolidated results of operations for the quarterly period ending June 30, 2006 compared to the same period in 2005. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
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
FINANCIAL CONDITION
Total assets were $320.9 million at June 30, 2006, compared to $321.0 million at December 31, 2005, representing a decrease of $90 thousand or .03%. Cash and cash equivalents decreased $4.3 million, or 25.8%, during the six-month period ending June 30, 2006, due to a $2.8 million decrease in cash and due from banks and a $1.4 million decrease in Federal funds sold. Securities decreased $8.9 million or 11.0% during the first six months of 2006 primarily due to maturities and principal repayments during the first quarter of 2006. Net loans increased $13.1 million, or 6.1%, while deposits decreased $12.6 million, or 4.9%, during the six-month period. Short-term borrowings of Federal funds purchased, securities sold under repurchase agreement and Federal Home Loan Bank borrowings increased $18.5 million during the period as a liquidity source to cover loan demand as well as repayments of Federal Home Loan Bank borrowings.
Net loans increased $13.1 million, or 6.1%, during the six-month period ended June 30, 2006. This increase was due to a combination of increased loan demand and production within the Company’s market area. The increase in balances were concentrated in commercial loans of $8.5 million, mortgage loans of $3.5 million and home equity lines of credit of $1.5 million while small declines in consumer credit balances were realized. The allowance for loan losses amounted to $2,467,000, or 1.08% of total loans at June 30, 2006, compared to $2,445,000 or 1.14% of total loans at December 31, 2005. The decrease in the allowance for loan losses as a percentage of total loans is largely due to the $13.1 million

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increase in the loan portfolio during the period. The components of the change in the allowance for loan losses during the six-month period ended June 30, 2006, included a provision of $147,000 and net loan charge-offs of $125,000. Loans past due more than 90 days and still accruing interest, and loans placed on nonaccrual status, aggregated $846,000, or .37% of total loans at June 30, 2006, compared to $1,241,000 or 0.58% of total loans at December 31, 2005.
The ratio of net loans to deposits was 92.9%, compared to 83.2% at December 31, 2005. The increase in this ratio is due to loan growth coupled with deposit shrinkage experienced during the six months ended June 30, 2006.
The Company had net unrealized losses of $2,131,000 within its securities portfolio at June 30, 2006, compared to net unrealized losses of $883,000 at December 31, 2005. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $2,282,000 within the portfolio as of June 30, 2006, were primarily the result of customary and expected fluctuations in the bond market. As a result, all security impairments as of June 30, 2006, are considered temporary.
The decrease in other borrowings resulted from the repayment of a $5 million maturing advance from the Federal Home Loan Bank (“FHLB”). Other liquidity sources, including securities sold under repurchase agreements increased $1.9 million as the Company expanded its cash management products to customers.
Total shareholders’ equity amounted to $33.8 million, or 10.5%, of total assets, at June 30, 2006, compared to $35.2 million, or 11.0% of total assets, at December 31, 2005. The decrease in shareholders’ equity during the six months ended June 30, 2006 was due purchases of $1.2 million of treasury shares, an increase in unrealized losses on available-for-sale securities, net of tax, of $824 thousand, and dividends declared of $814,000 partially offset by net income of $1,451,000. The Company and its subsidiary bank met all regulatory capital requirements at June 30, 2006.
RESULTS OF OPERATIONS
Three months ended June 30, 2006 and 2005
For the quarter ended June 30, 2006, the Company recorded net income of $677,000, or $0.27 per share, as compared to net income of $614,000, or $0.23 per share for the quarter ended June 30, 2005. The increase in net income for the quarter of $63,000 was principally due to a $245,000 increase in net interest income and a $178,000 increase in other income. These gains were partially offset by a $275,000 increase in non-interest expenses and a $77,000 increase in the federal income tax provision.
Interest income for the quarter ended June 30, 2006, was $5,006,000, representing a $787,000 increase, or 18.7%, compared to the same period in 2005. This increase was primarily due to an increase in loan volume and interest rates. Interest expense for the quarter ended June 30, 2006 was $1,733,000, an increase of $543,000, or 45.6%, from the same period in 2005. The increase in interest expense occurred due to an increase in average rates paid on all interest-bearing liabilities as the Federal Reserve Board continued to increase interest rates during 2006 with two increases occurring during the second quarter 2006. Additionally, customers shifted funds from lower yielding deposits to higher yielding time deposits and repurchase agreements.
The provision for loan losses for the quarter ended June 30, 2006, was $115,000, compared to a $106,000 provision for the same quarter in 2005. The provision for loan losses is determined based on

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans, as well as for the remainder of the portfolio based on historical data, including past charge-offs, and current economic trends.
Non-interest income for the quarter ended June 30, 2006, was $732,000, an increase of $178,000, or 32.2%, compared to the same quarter in 2005. This increase was primarily due to increases in the Company’s core deposit service charge income of $103,000 and fee increases of $43,000 resulting from increasing assets under management in the Trust and brokerage divisions over the same period in 2005.
Non-interest expenses for the quarter ended June 30, 2006, increased $275,000, or 10.4%, compared to the second quarter of 2005. This increase was due primarily to the increase of $237,000 in all other expenses as a result of a cash irregularity discovered in June 2006. Management believes that no customer accounts were affected by this isolated irregularity. As required by accounting rules, the Company has recognized the loss during second quarter 2006. The Company carries insurance against this type of loss, with a $50,000 deductible, and is in the process of filing an insurance claim. Excluding the nonrecurring charge of $237,000, non-interest expense for second quarter 2006 increased 1.4% over second quarter 2005.
Six months ended June 30, 2006 and 2005
Net income for the six months ending June 30, 2006, was $1,451,000, or $0.57 per share, as compared to $1,281,000 or $0.48 per share during the same period in 2005. Return on average assets and return on average equity were .92% and 8.37%, respectively, for the six-month period of 2006, compared to .82% and 7.11%, respectively for 2005.
Net interest income was $6,567,000 for the six months ended June 30, 2006, an increase of $610,000 or 10.2% from the same period last year. Comparative net income increased because of a reduction of $65,000 in the provision for loan losses as compared to the same period in 2005. The improvements in net income were partially offset by increases to other expenses of $305,000, or 5.8%, for the six month period ended June 30, 2006, as compared to the same period of 2005, while non-interest income decreased $31,000, or 2.4%, for the six month period ended June 30, 2006 as compared to the same period in 2005.
Interest income for the six months ended June 30, 2006, was $9,715,000 an increase of $1,522,000 or 18.6% from the same period in 2005. Interest income on loans increased $1,142,000, or 16.7%, for the six months ended June 30, 2006, as compared to the same period in 2005. This increase was primarily due to an increase of 109 basis points on average loan rates that was partially offset by a decline in average gross loan balances of $1.8 million. Interest income on securities increased $375,000, or 27.5%, as average investment balances increased $7.0 million.
Interest expense increased $912,000 to $3,148,000 for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Interest expense on deposits increased $577,000, or 31.0%, from the same period as last year, while interest expense on other borrowings increased $335,000 or 89.8%. The increase in interest expense was caused by higher rates on all interest bearing deposit accounts and short-term borrowings, as the Federal Reserve Board has actively increased rates seventeen times since mid 2004, with four increases occurring during the first six months of 2006. The net interest margin improved by 29 basis points for the six-month period ended June 30, 2006, to 4.49%, from 4.20% for the same period in 2005.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The provision for loan losses was $147,000 during the first six months of 2006, compared to $212,000 in the same six-month period of 2005. The provision or credit for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans, as well as for the remainder of the portfolio based on historical data, including past charge-offs, and current economic trends.
Non-interest income decreased $31,000, or 2.4%, during the six months ended June 30, 2006, as compared to the same period in 2005. The decrease in non-interest income was primarily due to a decrease of $247,000 on sale of securities in 2005, partially offset by an increase of $206,000 in service charges on deposit accounts. The increases in deposit fees were a result of the consumer and small business customer use of fee-based products, primarily an overdraft privilege program that was implemented during the fourth quarter of 2005.
Non-interest expenses increased $305,000, or 5.8%, for the six months ended June 30, 2006, compared to the same period in 2005. Salaries and employee benefits increased $176,000, or 6.4%, as a result of increased staffing, as well as employee benefit cost increases. Professional and director fees increased $40,000 or 13.1%, primarily a result of the third party costs of the overdraft privilege program and the use of a third-party consultant to review executive compensation and benefit programs. Other expense increased $78,000 during the first six months of 2006 partially as a result of the cash irregularity discussed above which was offset by lower security costs in 2006.
The provision for income taxes was $657,000 (effective rate of 31.2%) for the six months ended June 30, 2006, compared to $488,000 (effective rate of 27.6%) for the six months ended June 30, 2005. The increase in the effective tax rate resulted from a decrease in tax-exempt interest income as a portion of total income before income taxes.
CAPITAL RESOURCES
The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to Capital Resources as presented in CSB Bancorp’s annual report on Form 10-K for the year ended December 31, 2005 and as of June 30, 2006 the holding company and its bank meet all capital adequacy requirements to which they are subject.
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $12.4 million at June 30, 2006 a decrease of $4.3 million from $16.7 million at December 31, 2005. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal payment and securities maturing within one year represent 7.3% of total assets as of June 30, 2006 compared to 7.7% of total assets at year-end 2005. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet both short and long-term liquidity needs of the Company.

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
CONTRACTUAL OBLIGATIONS
During the first six months of 2006, the Company’s contractual obligations have not changed materially from those discussed in the Company’s Annual Report of Form 10-K for the year ended December 31, 2005.
RECENLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

CSB BANCORP, INC.
ITEM 3 — QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2006, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Company’s board-approved policy.
The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 basis point changes in market interest rates at June 30, 2006 and December 31, 2005:
June 30, 2006

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$14,263	$735	5.4%
+100	13,791	263	1.9
0	13,528	0	0.0
-100	13,305	(223)	(1.6)
-200	12,922	(606)	(4.5)
December 31, 2005

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$15,042	$1,198	8.7%
+100	14,387	544	3.9
0	13,844	0	0.0
-100	13,383	(461)	(3.3)
-200	12,741	(1,103)	(8.0)

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
Quarter ended June 30, 2006
PART II — OTHER INFORMATION
ITEM 1 —       LEGAL PROCEEDINGS
There are no matters required to be reported under this item.
ITEM 1A —    RISK FACTORS
There were no material changes to the Risk Factors described in Item 1A in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.
ITEM 2 —       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There are no matters required to be reported under this item.
Issuer Purchase of Equity Securities

				Maximum
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased	that May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plans	the Plan
April 1, 2006 to April 30, 2006	34,040	$20.00	34,040	153,107
May 1, 2006 to May 31, 2006	13,632	$20.00	13,632	139,475
June 1, 2006 to June 30, 2006	None	None	None	139,475
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
Item 4 —          Submission of Matters to a Vote of Security Holders:

CSB BANCORP, INC.
The 2006 Annual Meeting of Shareholders of the Company was held on April 26, 2006. Matters submitted to a vote of the security holders at the meeting was the election of three members to the Board of Directors, each to continue in office until the 2009 Annual Shareholders’ Meeting.

Nominee	For	Withheld
Ronald E. Holtman	1,624,481	157,765
Daniel J. Miller	1,589,458	192,788
Eddie L. Steiner	1,622,320	159,926
The following individuals continued as directors of CSB following the 2006 Annual Meeting of Shareholders:
Robert K. Baker
Ronald E. Holtman
J. Thomas Lang
Jeffery A. Robb Sr.
Samuel M. Steimel
John R. Waltman
Item 5 —          Other Information:
There are no matters required to be reported under this item.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended June 30, 2006
PART II — OTHER INFORMATION
Item 6—          Exhibits:

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

CSB BANCORP, INC.

(Registrant)

Date: August 11, 2006	/s/ Eddie L. Steiner

Eddie L. Steiner
President
Chief Executive Officer

Date: August 11, 2006	/s/ Paula J. Meiler

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