Form 10-Q
period 2006-09-30
CSB BANCORP INC /OH
filed 2006-11-14
CIK 880417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at November 13, 2006:
2,499,475 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED September 30, 2006

CSB BANCORP, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$10,493,565	$14,785,250
Interest-earning deposits in other banks	53,570	124,726
Federal funds sold	—	1,740,000

Total cash and cash equivalents	10,547,135	16,649,976

Securities available-for-sale, at fair value	69,412,444	78,273,248
Restricted stock, at cost	3,063,700	2,947,000

Total securities	72,476,144	81,220,248

Loans	229,832,402	215,019,673
Less allowance for loan losses	2,536,827	2,445,494

Net loans	227,295,575	212,574,179

Premises and equipment, net	7,432,171	7,671,822
Accrued interest receivable and other assets	2,476,297	2,873,007

Total Assets	$320,227,322	$320,989,232

LIABILITIES
Deposits
Noninterest-bearing	$37,502,503	$41,807,069
Interest-bearing	212,102,561	213,595,648

Total deposits	249,605,064	255,402,717
Short-term borrowings	31,421,981	21,417,616
Other borrowings	2,594,067	8,067,840
Accrued interest payable and other liabilities	2,052,890	930,800

Total liabilities	285,674,002	285,818,973

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,667,786 shares	16,673,667	16,673,667
Additional paid-in capital	6,421,490	6,413,915
Retained earnings	15,802,515	14,752,250
Treasury stock at cost: 168,311 shares in 2006 and 89,287 shares in 2005	(3,690,576)	(2,086,686)
Accumulated other comprehensive loss	(653,776)	(582,887)

Total shareholders’ equity	34,553,320	35,170,259

Total Liabilities and Shareholders’ Equity	$320,227,322	$320,989,232

See notes to unaudited consolidated financial statements.

3.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income
Loans, including fees	$4,325,203	$3,730,451	$12,294,678	$10,558,039
Taxable securities	735,071	534,281	2,272,037	1,571,472
Nontaxable securities	95,495	160,315	297,011	486,913
Other	297	46,720	7,136	48,287

Total interest income	5,156,066	4,471,767	14,870,862	12,664,711

Interest expense
Deposits	1,440,410	1,102,453	3,880,245	2,965,344
Other	421,566	155,365	1,129,321	528,287

Total interest expense	1,861,976	1,257,818	5,009,566	3,493,631

Net interest income	3,294,090	3,213,949	9,861,296	9,171,080
Provision for loan losses	75,000	70,666	221,667	282,664

Net interest income after provision for loan losses	3,219,090	3,143,283	9,639,629	8,888,416

Non-interest income
Service charges on deposit accounts	325,029	230,162	977,755	676,906
Gain on sale of securities	—	—	—	247,047
Trust and financial services	135,904	113,021	392,495	351,057
Other income	215,409	194,929	608,742	597,220

Total non-interest income	676,342	538,112	1,978,992	1,872,230

Non-interest expenses
Salaries and employee benefits	1,538,491	1,424,205	4,459,994	4,174,377
Occupancy expense	176,360	168,936	515,104	514,583
Equipment expense	118,813	135,968	376,326	385,067
State franchise tax	113,425	106,801	334,817	319,379
Professional and director fees	171,042	187,126	519,494	495,124
Other expenses	585,737	685,986	2,114,063	2,131,186

Total non-interest expenses	2,703,868	2,709,022	8,319,798	8,019,716

Income before income taxes	1,191,564	972,373	3,298,823	2,740,930
Federal income tax provision	378,000	283,000	1,034,700	771,000

Net income	$813,564	$689,373	$2,264,123	$1,969,930

Basic and diluted earnings per share	$0.32	$0.26	$0.89	$0.74

See notes to unaudited consolidated financial statements.

4.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance at beginning of period	$33,798,998	$36,469,250	$35,170,259	$36,207,507

Comprehensive income:
Net income	813,564	689,373	2,264,123	1,969,930
Change in net unrealized gain (loss), net of reclassification adjustments and related income taxes $387,845, ($203,939), ($36,518), and ($347,307), respectively	752,875	(395,881)	(70,889)	(674,185)

Total comprehensive income	1,566,439	293,492	2,193,234	1,295,745

Issuance of 6 shares from treasury				121

Stock-based compensation expense	2,525		7,575

Purchase of treasury shares	(414,726)	(315)	(1,603,890)	(355)

Cash dividends declared ($0.16 and $0.48 per share in 2006, and $0.14 and $0.42 per share in 2005)	(399,916)	(370,295)	(1,213,858)	(1,110,886)

Balance at end of period	$34,553,320	$36,392,132	$34,553,320	$36,392,132

See notes to unaudited consolidated financial statements.

5.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Net cash from operating activities	$3,787,731	$2,706,343

Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities, calls and repayments	8,715,847	3,839,926
Proceeds from sales	—	5,098,433
Purchases	(1,589)	(5,560,218)
Purchase of FHLB stock	(116,700)	(118,400)
Proceeds from sale of other real estate	412,500	—
Net change in loans	(15,028,161)	(1,429,163)
Premises and equipment expenditures, net	(187,576)	(542,440)

Net cash provided by (from) investing activities	(6,205,679)	1,288,138

Cash flows from financing activities
Net change in deposits	(5,797,653)	7,794,275
Net change in short-term borrowings	10,004,365	(657,205)
Repayment of other borrowings	(5,473,773)	(5,561,065)
Purchase of treasury shares	(1,603,890)	(355)
Cash dividends paid	(813,942)	(1,084,436)

Net cash provided by (from) financing activities	(3,684,893)	491,214

Net change in cash and cash equivalents	(6,102,841)	4,485,695

Cash and cash equivalents at beginning of period	16,649,976	15,644,292

Cash and cash equivalents at end of period	$10,547,135	$20,129,987

Supplemental disclosures
Interest paid	$4,954,291	$3,478,684
Income taxes paid	756,198	515,000
Non-cash investing activity-transfer of loans to OREO	39,560	625,000
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
The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2006, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2005, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results for the full year or any future interim period.
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
The adoption of FASB No. 123r reduced net income by approximately $2,525 for the three months ended September 30, 2006 and $7,575 for the nine months ended September 30, 2006. The following table illustrates the effect on net income and earnings per share if CSB had applied the fair value recognition provisions to stock-based employee compensation during the prior period presented. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.

	Quarter ended	Nine months ended
	September 30, 2005
Net income, as reported	$689,373	$1,969,930
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,800	8,400

Pro forma net income	$686,573	$1,961,530

Earnings per share Basic — as reported	$.26	$.74
Basic — pro forma	$.26	$.74
Diluted — as reported	$.26	$.74
Diluted — pro forma	$.26	$.74

7.

CSB BANCORP, INC.
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued
The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2004		2003
Risk-free interest rate	3.34%		2.75%
Dividend yield	2.60%		2.50%
Volatility	37%		37%
Expected option life	3.5	yrs.	6.4	yrs.
As of September 30, 2006, there was approximately $12,750 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next two years.
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
The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. CSB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature. There were no options granted in the quarter or the nine-month periods ended September 30, 2006 or 2005.
The following summarizes stock options activity for the nine months ended September 30, 2006:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Aggregate
	Options	Price	Term (in yrs.)	Intrinsic Value
Outstanding at January 1, 2006	21,970	$17.09	4.28
Granted	—	—
Exercised	—	—
Forfeited	385	16.05

Outstanding at September 30, 2006	21,585	17.11	3.50

Exercisable at September 30, 2006	18,106	$17.31	2.99	$30,599

8.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES
Securities consist of the following at September 30, 2006 and December 31, 2005:
September 30, 2006

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$99,976	$—	$601	$99,375
Obligations of U.S. government corporations and agencies	38,492,789	—	704,032	37,788,757
Mortgage-backed securities	23,673,212	4,558	430,404	23,247,366
Obligations of states and political subdivisions	7,831,070	148,855	639	7,979,286

Total debt securities	70,097,047	153,413	1,135,676	69,114,784
Equity Securities	305,965	3,651	11,956	297,660

Total available-for-sale	70,403,012	157,064	1,147,632	69,412,444
Restricted stock	3.063,700	—	—	3,063,700

Total securities	$73,466,712	$157,064	$1,147,632	$72,476,144

December 31, 2005

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$99,938	$—	$1,313	$98,625
Obligations of U.S. government corporations and agencies	42,991,204	4,376	765,254	42,230,326
Mortgage-backed securities	27,368,053	14,166	376,262	27,005,957
Obligations of states and political subdivisions	8,392,840	242,499	1,943	8,633,396

Total debt securities	78,852,035	261,041	1,144,772	77,968,304
Equity Securities	304,376	6,080	5,512	304,944

Total available-for-sale	79,156,411	267,121	1,150,284	78,273,248
Restricted stock	2,947,000	—	—	2,947,000

Total securities	$82,103,411	$267,121	$1,150,284	$81,220,248

9.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiaries (the “Company”) at September 30, 2006 as compared to December 31, 2005, and the consolidated results of operations for the quarterly period ending September 30, 2006 compared to the same period in 2005. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
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
FINANCIAL CONDITION
Total assets were $320.2 million at September 30, 2006, compared to $321.0 million at December 31, 2005, representing a decrease of $762,000 or 0.2%. Cash and cash equivalents decreased $6.1 million, or 36.7%, during the nine-month period ending September 30, 2006, due to a $4.3 million decrease in cash and due from banks and a $1.7 million decrease in Federal funds sold. Securities decreased $8.7 million or 10.8% during the first nine months of 2006 primarily due to maturities and principal repayments. Net loans increased $14.7 million, or 6.9%, while deposits decreased $5.8 million, or 2.3%, during the nine-month period. Short-term borrowings of Federal funds purchased, securities sold under repurchase agreement and Federal Home Loan Bank borrowings increased $10.0 million during the period as a liquidity source to cover loan demand as well as repayments of other borrowings.
Net loans increased $14.7 million, or 6.9%, during the nine-month period ended September 30, 2006. This increase was due to a combination of increased loan demand and production within the Company’s market area. The increase in balances were concentrated in commercial loans of $7.9 million, mortgage loans of $6.0 million and home equity lines of credit of $1.2 million, with small declines in consumer credit balances. The allowance for loan losses amounted to $2,537,000, or 1.10% of total loans at September 30, 2006 compared to $2,445,000 or 1.14% of total loans at December 31, 2005.

10.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The decrease in the allowance for loan losses as a percentage of total loans is largely due to the $14.7 million increase in the loan portfolio during the period. The components of the change in the allowance for loan losses during the nine-month period ended September 30, 2006, included a provision of $222,000 and net loan charge-offs of $130,000. Loans past due more than 90 days and still accruing interest, and loans placed on nonaccrual status, aggregated $1,431,000, or 0.62% of total loans at September 30, 2006, compared to $1,241,000 or 0.58% of total loans at December 31, 2005.
The ratio of net loans to deposits was 91.1%, compared to 83.2% at December 31, 2005. The increase in this ratio is due to loan growth coupled with deposit shrinkage experienced during the nine months ended September 30, 2006.
The Company had net unrealized losses of $991,000 within its securities portfolio at September 30, 2006, compared to net unrealized losses of $883,000 at December 31, 2005. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $1,148,000 within the portfolio as of September 30, 2006, were primarily the result of customary and expected fluctuations in the bond market. As a result, all security impairments as of September 30, 2006, are considered temporary.
The decrease in other borrowings resulted from the repayment of a $5 million maturing advance from the Federal Home Loan Bank (“FHLB”). Other liquidity sources, including securities sold under repurchase agreements increased $10.0 million as the Company expanded its cash management products to customers.
Total shareholders’ equity amounted to $34.6 million, or 10.8%, of total assets, at September 30, 2006, compared to $35.2 million, or 11.0% of total assets, at December 31, 2005. The decrease in shareholders’ equity during the nine months ended September 30, 2006 was due to purchases of $1.6 million of treasury shares, an increase in unrealized losses on available-for-sale securities, net of tax, of $71,000, and dividends declared of $1.2 million partially offset by net income of $2,264,000. The Company and its subsidiary bank met all regulatory capital requirements at September 30, 2006.
RESULTS OF OPERATIONS
Three months ended September 30, 2006 and 2005
For the quarter ended September 30, 2006, the Company recorded net income of $814,000, or $0.32 per share, as compared to net income of $689,000, or $0.26 per share for the quarter ended September 30, 2005. The 124,000 increase in net income for the quarter was principally due to an $80,000 increase in net interest income, a $138,000 increase in other income and a $5,000 decrease in other expenses. These gains were partially offset by a $4,000 increase in the provision for loan losses and a $95,000 increase in the federal income tax provision.
Interest income for the quarter ended September 30, 2006, was $5,156,000, representing a $684,000 increase, or 15.3%, compared to the same period in 2005. This increase was primarily due to an increase in loan volume and interest rates. Interest expense for the quarter ended September 30, 2006 was $1,862,000, an increase of $604,000, or 48.0%, from the same period in 2005. The increase in interest expense occurred due to an increase in average rates paid on all interest-bearing liabilities as the Federal Reserve Board continued to increase interest rates during the first half of 2006. Additionally, customers shifted funds from lower yielding deposits to higher yielding time deposits and repurchase agreements.

11.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The provision for loan losses for the quarter ended September 30, 2006, was $75,000, compared to a $71,000 provision for the same quarter in 2005. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans, as well as for the remainder of the portfolio based on historical data, including past charge-offs, and current economic trends.
Non-interest income for the quarter ended September 30, 2006, was $676,000, an increase of $138,000, or 25.7%, compared to the same quarter in 2005. This increase was primarily due to increases in the Company’s core deposit service charge income of $95,000 and fee increases of $23,000 resulting from increasing assets under management in the Trust and Brokerage divisions over the same period in 2005.
Non-interest expenses for the quarter ended September 30, 2006, decreased $5,000, or 0.2%, compared to the third quarter of 2005. This decrease was due primarily to decreases in equipment, professional and all other operating expenses.
Federal income tax expense increased $95,000, or 33.6% for the quarter ended September 30, 2006 as compared to the third quarter of 2005. The provision for income taxes was $378,000 (effective rate of 31.7%) for the three months ended September 30, 2006, compared to $283,000 (effective rate of 29.1%) for the three months ended September 30, 2005. The increase in the effective tax rate resulted from a decrease in tax-exempt interest income as a portion of total income before income taxes.
Nine months ended September 30, 2006 and 2005
Net income for the nine months ending September 30, 2006, was $2,264,000, or $0.89 per share, as compared to $1,970,000 or $0.74 per share during the same period in 2005. Return on average assets and return on average equity were .95% and 8.69%, respectively, for the nine-month period of 2006, compared to .84% and 7.24%, respectively for 2005.
Comparative net income increased because of a $690,000 increase in net interest income, and a $107,000 increase in non-interest income and a reduction of $61,000 in the provision for loan losses as compared to the same period in 2005. The improvements in net income were partially offset by a $300,000 increase in other expenses and by a $264,000 increase in federal income tax expense for the nine month period ended September 30, 2006 as compared to the same period in 2005.
Interest income for the nine months ended September 30, 2006, was $14,871,000 an increase of $2,206,000 or 17.4% from the same period in 2005. Interest income on loans increased $1,737,000, or 16.4%, for the nine months ended September 30, 2006, as compared to the same period in 2005. This increase was primarily due to the combination of an increase of 100 basis points on average loan rates and an increase of $1.5 million in average loan balances. Interest income on securities increased $511,000, or 24.8%, as average investment balances increased $5.8 million.
Interest expense increased $1,516,000 to $5,010,000 for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Interest expense on deposits increased $915,000, or 30.9%, from the same period as last year, while interest expense on other borrowings increased $601,000 or 113.8%. The increase in interest expense was caused by higher rates on all interest bearing deposit accounts and short-term borrowings, as the Federal Reserve Board increased rates seventeen times from mid 2004 to mid 2006, with four increases occurring during the first half of 2006.

12.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net interest income was $9,861,000 for the nine months ended September 30, 2006, an increase of 7.5% from the same period last year. The net interest margin improved by 18 basis points for the nine-month period ended September 30, 2006, to 4.46%, from 4.28% for the same period in 2005.
The provision for loan losses was $222,000 during the first nine months of 2006, compared to $283,000 in the same nine-month period of 2005. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans, as well as for the remainder of the portfolio based on historical data, including past charge-offs, and current economic trends.
Non-interest income increased $107,000, or 5.7%, during the nine months ended September 30, 2006, as compared to the same period in 2005. The increase in non-interest income was primarily due to an increase of $301,000 in service charges on deposit accounts. The increase in deposit fees were a result of consumer and small business customer use of fee-based products, primarily an overdraft privilege program that was implemented during the fourth quarter of 2005. The increases were partially offset by a decrease of $247,000 on sale of securities in 2005.
Non-interest expenses increased $300,000, or 3.7%, for the nine months ended September 30, 2006, compared to the same period in 2005. Salaries and employee benefits increased $286,000, or 6.8%, as a result of increased staffing, as well as employee benefit cost increases. Professional and director fees increased $24,000 or 4.9%, primarily a result of the third party costs of the overdraft privilege program and the use of a third-party consultant to review executive and director compensation and benefit programs. Other expense includes a pre-tax charge of $237,000 during the first nine months of 2006 from an isolated irregularity regarding cash assets. The irregularity was discovered, recorded and reported during the second quarter reporting period and remains the subject of an ongoing investigation. The Company’s insurance against this type of loss carries a $50,000 deductible, and a loss claim is pending.
Federal income tax expense increased 34.2% for the nine-month period ended September 30, 2006 as compared to the same period in 2005. The provision for income taxes was $1,035,000 (effective rate of 31.4%) for the nine months ended September 30, 2006, compared to $771,000 (effective rate of 28.1%) for the nine months ended September 30, 2005. The increase in the effective tax rate resulted from a decrease in tax-exempt interest income as a portion of total income before income taxes.
CAPITAL RESOURCES
The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to Capital Resources as presented in CSB Bancorp’s annual report on Form 10-K for the year ended December 31, 2005, and as of September 30, 2006 the holding company and its bank meet all capital adequacy requirements to which they are subject.
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $10.5 million at September 30, 2006, a

13.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
decrease of $6.1 million from $16.6 million at December 31, 2005. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal payment and securities maturing within one year represent 8.5% of total assets as of September 30, 2006 compared to 7.7% of total assets at year-end 2005. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet both short and long-term liquidity needs of the Company.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
CONTRACTUAL OBLIGATIONS
During the first nine months of 2006, the Company’s contractual obligations have not changed materially from those discussed in the Company’s Annual Report of Form 10-K for the year ended December 31, 2005. On October 5, 2006 the Company announced plans, pending regulatory approval, to open a new banking center in March 2007 near Orrville, Ohio
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other

14.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENLY ISSUED ACCOUNTING PRONOUNCEMENTS-continued
standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position.
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
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.
In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.

15.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENLY ISSUED ACCOUNTING PRONOUNCEMENTS-continued
In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5(“EITF 06-5”), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.
ITEM 3 — QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2006, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Company’s board-approved policy.
The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 basis point changes in market interest rates at September 30, 2006 and December 31, 2005:
September 30, 2006

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$13,942	$654	4.9%
+100	13,550	263	2.0
0	13,288	0	0.0
-100	13,065	(223)	(1.7)
-200	12,703	(585)	(4.4)
December 31, 2005

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$15,042	$1,198	8.7%
+100	14,387	544	3.9
0	13,844	0	0.0
-100	13,383	(461)	(3.3)
-200	12,741	(1,103)	(8.0)

16.

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

17.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended September 30, 2006
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
There are no matters required to be reported under this item.
ITEM 1A — RISK FACTORS
There were no material changes to the Risk Factors described in Item 1A in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There are no matters required to be reported under this item.
Issuer Purchase of Equity Securities

			Total Number of	Maximum Number
	Total Number of	Average Price	Shares Purchased as	of Shares that May
	Shares	Paid Per	Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans	Under the Plan
July 1, 2006 to July 31, 2006	5,172	$20.40	5,172	134,409

August 1, 2006 to August 31, 2006	15,086	$20.50	15,086	119,004

September 1, 2006 to September 30, 2006	None	None	None	119,004
On July 7, 2005 CSB Bancorp, Inc. filed Form 8-k with the Securities and Exchange Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases will be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions.
Item 3 — Defaults Upon Senior Securities:
There are no matters required to be reported under this item.
Item 4 — Submission of Matters to a Vote of Security Holders:
There are no matters required to be reported under this item.
Item 5 — Other Information:
There are no matters required to be reported under this item.

18.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended September 30, 2006
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

CSB BANCORP, INC. (Registrant)

Date: November 13, 2006	/s/ Eddie L. Steiner Eddie L. Steiner
President
Chief Executive Officer

Date: November 13, 2006	/s/ Paula J. Meiler Paula J. Meiler
Senior Vice President
Chief Financial Officer

20.

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

21.