Form 10-K
period 2006-12-31
CSB BANCORP INC /OH
filed 2007-03-23
CIK 880417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
At June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on a share price of $20.40 per share (such price being the last trade price on such date) was $48.0 million.
At March 22, 2007, there were outstanding 2,462,891 of the registrant’s Common Shares, $6.25 par value.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s 2006 Annual Report to Shareholders.
Portions of Registrant’s Proxy Statement dated March 23, 2007.
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
ITEM 1. BUSINESS.
General
CSB Bancorp, Inc. (the “Company”), is a registered financial holding company under the Bank Holding Company Act of 1956, as amended, and was incorporated under the laws of the State of Ohio in 1991. The Commercial and Savings Bank (the “Bank”), an Ohio banking corporation chartered in 1879, is a wholly owned subsidiary of the Company. The Bank is a member of the Federal Reserve system, and its deposits are insured up to the maximum provided by law by the Federal Deposit Insurance Corporation. The primary regulators of the Bank are the Federal Reserve Board and the Ohio Division of Financial Institutions.
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

Commercial loan rates are variable as well as fixed, and include operating lines of credit and term loans made to small businesses primarily based on their ability to repay the loan from the cash flow of the business. Business assets such as equipment, accounts receivable, and inventory typically secure such loans. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to consumer lending, which includes single-family residences, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances, are generally dependent on the cash flow of the business, and thus may be subject to a greater extent to adverse conditions in the general economy or in a specific industry. Management reviews the borrower’s cash flows when deciding whether to grant the credit, to evaluate whether estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.
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
Employees
At December 31, 2006, the Company had 135 employees, 112 of which were employed on a full-time basis. The Company has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Management considers its employee relations to be good.

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
Supervision and Regulation
The Bank is subject to supervision, regulation and periodic examination by the Federal Reserve Board and the State of Ohio Division of Financial Institutions. Because the Federal Deposit Insurance Corporation insures its deposits, the Bank is also subject to certain regulations of that federal agency. As a financial holding company, the Company is subject to supervision, regulation and periodic examination by the Federal Reserve Board. The earnings of the Company and the Bank are affected by state and federal laws and regulations, and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, requirements on maintenance of reserves against deposits, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, certain restrictions on banks’ relationships with many phases of the securities business and capital adequacy and liquidity restraints.
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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or omit to state a material fact. The Company has also implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act, which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. The Securities and Exchange Commission extended the deadline for Section 404 compliance for non-accelerated filers, including the Company, until the fiscal year ended December 31, 2007, with attestation by the external accountants being extended to the year ending December 31, 2008. There has been ongoing discussions about future delays or changes in the implementation of the legislation. The Company has begun the documentation phase of required Section 404 certification; however, has paused efforts pending the outcome of the aforementioned discussions. If there are no further changes, the Company is poised to implement the legislation within the revised time frames stated above.
Item 1A. Risk Factors.
Investments in CSB Bancorp Inc. stock involve risk.
The market price of the Company’s common stock may fluctuate significantly in response to a number of factors, including:
•	Changes in interest rates

•	New developments in the banking industry

•	Regulatory actions

•	Credit risk

•	Economy

•	Thinly traded stock
Changes in interest rates
CSB’s earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Market interest rates are largely beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in interest rates, will influence the origination of loans, the purchase of investments and the level of prepayments on our loans and the receipt of payments on our mortgage-backed securities resulting in reduced income and cash flow.
New developments in the banking industry
CSB will need to adjust to competition in both originating loans and attracting deposits. Competition in the financial services industry is intense as we compete with securities dealers, finance and insurance companies, mortgage brokers and investment advisors. As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer. Our ability to obtain our financial objectives will depend on our ability to deliver or expand product delivery systems and changes in technology required by our customers.
Regulatory actions
The Company and its wholly owned subsidiary The Commercial and Savings Bank are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. Changes to these laws could affect the Company’s ability to deliver or expand its services and diminish the value of its business.
Credit Risk
Credit Risk is the risk of losing principal and interest income because borrowers fail to repay loans. Our earnings may be negatively impacted if we fail to manage credit risk, as the origination of loans is an integral part of our business. Factors which may affect the ability of borrowers to repay loans would include a downturn in the local economy that we operate in, a downturn in one or more business sectors in which our customers operate or a rapid increase in interest rates.

Economy
Downturns in the local economy in which we operate in may adversely affect our business. Our loan portfolio is concentrated primarily in Holmes, Wayne and Tuscarawas counties in Ohio. Our profits depend on providing products and services to customers in these areas. A decline in real estate values, a prolonged flatness of the interest rate curve or increases in unemployment could depress our earnings. Weakness in our market area could result from a decline in tourism resulting in the value of collateral securing our loans declining while borrowers may not be able to repay their loans.
Thinly traded stock
CSB common stock is very thinly traded, and it is therefore susceptible to price swings. However, CSB common stock is traded on the Over the Counter Bulletin Board under the symbol “CSBB.ob”. We list three brokers within the back cover of our annual report to shareholders who facilitate trades. The stock is not actively followed by the investment community and the price may be negatively impacted any time there are more sellers than buyers.
Item 1B. Unresolved Staff Comments.
None.
Statistical Disclosures
The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission’s Industry Guide 3, or a specific reference as to the location of required disclosures in the Company’s 2006 Annual Report to Shareholders (the “Annual Report”).
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
II. Investment Portfolio
A. The following is a schedule of the carrying value of securities at December 31, 2006, 2005 and 2004.

(In thousands of dollars)	2006	2005	2004

Securities available-for-sale, at fair value
U.S. Treasury securities	$100	$99	$134
U.S. Government corporations and agencies	32,917	42,230	39,214
Mortgage-backed securities	28,048	27,006	16,228
Obligations of states and political subdivisions	5,769	8,633	17,862
Equity securities	301	305	—

Total	$67,135	$78,273	$73,438

B. The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2006:

	(In thousands of dollars)
	Maturing
			After One Year
			Through Five		After Five Years
	One Year or Less		Years		Through Ten Years		After Ten Years		Total
	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield

Available for sale:

U.S. Treasury	$100	3.18%							$100	3.18%

U.S. Government corporations and agencies	2,000	3.42	$31,493	4.36%					33,493	4.30

Mortgage-backed securities	37	4.79	1,017	4.79	$3,846	4.41%	$23,553	5.07%	28,453	4.97

Obligations of states and political subdivisions	871	7.20	4,796	7.36					5,667	7.34

Total	$3,008	4.52%	$37,306	4.76%	$3,846	4.41%	$23,553	5.07%	$67,713	4.84%

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
C. Excluding holdings of U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the Company’s consolidated shareholders’ equity at December 31, 2006.
III. Loan Portfolio
A. Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31:

(In thousands of dollars)	2006	2005	2004	2003	2002

Commercial	$55,513	$69,922	$77,231	$73,559	$74,907
Commercial real estate	72,707	52,661	43,744	49,160	41,665
Residential real estate	85,933	78,722	78,862	72,944	65,653
Construction	7,735	2,120	8,034	5,503	5,453
Installment and credit card	10,510	11,539	10,273	12,251	12,382

Total loans	$232,398	$214,964	$218,144	$213,417	$200,060

B. Maturities and Sensitivities of Loans to Changes in Interest Rates — The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding real estate mortgage and installment loans, as of December 31, 2006:

	Maturing
	One Year	One Through	After Five
(In thousands of dollars)	or Less	Five Years	Years	Total

Commercial	$28,116	$17,611	$9,786	$55,513
Commercial real estate	6,967	8,932	56,808	72,707
Construction	1,446	1,058	5,231	7,735

Total	$36,529	$27,601	$71,825	$135,955

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and real estate construction loans due after one year from December 31, 2006.

(In thousands of dollars)	Fixed Rate	Variable Rate

Total commercial, commercial real estate and construction loans due after one year	$10,572	$88,854
C. Risk Elements
1. Nonaccrual, Past Due and Restructured Loans — The following schedule summarizes nonaccrual, past due and restructured loans.

(In thousands of dollars)	2006	2005	2004	2003	2002

(a) Loans accounted for on a nonaccrual basis	$1,509	$633	$1,552	$1,170	$1,721

(b) Accruing loans that are contractually past due 90 days or more as to interest or principal payments	—	168	119	175	—

Totals	$1,509	$801	$1,671	$1,345	$1,721

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

Impaired Loans — Information regarding impaired loans at December 31 is as follows:

(In thousands of dollars)	2006	2005	2004

Balance of impaired loans at December 31	$988	$565	$1,198

Less portion for which no allowance for loan loss is allocated	—	62	—

Portion of impaired loan balance for which an allowance for loan losses is allocated	988	503	1,198

Portion of allowance for loan losses allocated to the impaired loan balance at December 31	327	174	388
For the year ended December 31, 2006 interest income recognized on impaired loans amounted to $25,717 while $58,905 would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2005 interest income recognized on impaired loans amounted to $2,764 while $39,168 would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2004 interest income recognized on impaired loans amounted to $24,000 while $45,000 would have been recognized had the loans been performing under their contractual terms.
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
2. Potential Problem Loans — At December 31, 2006, no loans were identified that management has serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in item III.C.1. On a monthly basis, the Company internally classifies certain loans based on various factors. At December 31, 2006, these amounts, including impaired and nonperforming loans, amounted to $9.5 million of substandard loans and $0 doubtful loans.
3. Foreign Outstandings — There were no foreign outstandings during any period presented.
4. Loan Concentrations — As of December 31, 2006, there are no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A above.
D. Other Interest-Bearing Assets — As of December 31, 2006, there are no other interest-bearing assets required to be disclosed under Item III.C.1 or 2 if such assets were loans.

IV. Summary Of Loan Loss Experience
A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(In thousands of dollars)	2006	2005	2004	2003	2002

LOANS
Average loans outstanding during period	$225,445	$220,655	$216,864	$209,231	$181,147

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$2,445	$2,575	$2,459	$2,701	$4,019
Loans charged off:
Commercial	(9)	(16)	(95)	(56)	(429)
Commercial real estate	(123)	(442)	0	(97)	(342)
Residential real estate	(74)	(16)	(275)	(70)	(154)
Installment and credit card	(104)	(102)	(64)	(115)	(240)

Total loans charged off	(310)	(576)	(434)	(338)	(1,165)

Recoveries of loans previously charged off:
Commercial	20	63	61	7	244
Commercial real estate	80	2	0	0	0
Residential real estate	3	33	23	70	36
Installment	67	67	43	70	153

Total loan recoveries	170	163	127	147	433

Net loans charged off	(140)	(413)	(307)	(191)	(732)
Provision charged to operating expense	302	283	423	(51)	(586)

Balance at end of period	$2,607	$2,445	$2,575	$2,459	$2,701

Ratio of net charge-offs to average loans outstanding for period	.06%	.19%	.14%	.09%	.40%
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

	— Allocation of the Allowance for Loan Losses —
	(In thousands of dollars)
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
	Allowance	Category to	Allowance	Category to		Category to	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans	Allowance Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002

Commercial	$967	23.89%	$936	32.52%	$1,256	35.41%	$741	34.47%	$809	37.44%
Commercial real estate	1,041	31.28	763	24.50	765	20.05	759	23.03	908	20.82
Residential real estate	379	36.98	278	36.62	261	36.15	768	34.18	491	32.82
Construction	22	3.33	4	.99	18	3.68	30	2.58	35	2.73
Installment and credit card	32	4.52	36	5.37	22	4.71	70	5.74	231	6.19
Unallocated	166		428		253		91		227

Total	$2,607	100.00%	$2,445	100.00%	$2,575	100.00%	$2,459	100.00%	$2,701	100.00%

V. Deposits
A. & B. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average			Average
	Amounts Outstanding			Rate Paid
	Year ended December 31			Year ended December 31
	2006	2005	2004	2006	2005	2004
(In thousands of dollars)
Noninterest-bearing demand	$38,938	$37,855	$34,310	N/A	N/A	N/A
Interest-bearing demand deposits	46,096	49,021	48,042	.50%	.39%	.22%
Savings deposits	41,528	44,759	42,904	.99	.80	.44
Time deposits	120,981	117,372	116,418	3.95	3.05	2.53

Total deposits	$247,543	$249,007	$241,674

C. There were no foreign deposits in any period presented.
D.	The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2006:

(In thousands of dollars)
Three months or less	$11,196
Over three through six months	8,331
Over six through twelve months	9,016
Over twelve months	3,762

Total	$32,305

E. There were no foreign deposits in any period presented.
VI. Return On Equity and Assets

	2006	2005	2004

Return on average assets	0.97%	0.91%	0.81%
Return on average shareholders’ equity	8.95	7.92	7.15
Dividend payout ratio	51.89	51.47	54.44
Average shareholders’ equity to average assets	10.87	11.46	11.31

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

(In thousands of dollars)	2006	2005	2004

Securities sold under agreements to repurchase, federal funds purchased and short-term advances at period-end	$28,022	$21,418	$18,316
Weighted average interest rate at period-end	3.71%	1.54%	.88%
Maximum outstanding at any month-end during the year	41,468	29,467	31,704
Average amount outstanding	32,974	20,243	21,360
Weighted average rates during the year	3.84%	1.64%	.85%

ITEM 2. PROPERTIES.
The Company operates ten banking centers and two other properties as noted below:

	Banking	Other
Location	Center	Property	Address	Owned	Leased

Millersburg	X		6 West Jackson Street, Millersburg, Ohio 44654	X
Walnut Creek	X		4980 Old Pump Street, Walnut Creek, Ohio 44687	X
Winesburg	X		2225 U.S. 62, Winesburg, Ohio 44690	X
Sugarcreek	X		127 South Broadway, Sugarcreek, Ohio 44681	X
Charm	X		4440 C.R.70, Charm, Ohio 44617		X
Clinton Commons	X		2102 Glen Drive, Millersburg, Ohio 44654		X
Berlin	X		4587 S.R.39 Suite B, Berlin, Ohio 44610		X
South Clay	X		91 South Clay Street, Millersburg, Ohio 44654	X
Shreve	X		333 West South Street, Shreve, Ohio 44676	X
Orrville*	X		461 Wadsworth Road, Orrville, Ohio 44667		X
Operations Center		X	91North Clay Street, Millersburg, Ohio 44654	X
Wooster Trust		X	146 East Liberty Street, Wooster, Ohio 44691		X

* Lease effective March 1, 2007.
The Bank considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. All properties owned by the Bank are unencumbered by any mortgage or security interest and in management’s opinion, are adequately insured.
ITEM 3. LEGAL PROCEEDINGS.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Information contained in the section captioned “Common Stock and Shareholder Information” on page 25 of the Annual Report is incorporated herein by reference.
Equity Compensation Plan Information

			Number of shares
	Number of shares of		remaining available for
	common stock to be issued	Weighted-average exercise	future issuance under
	upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants, and	(excluding securities
	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	41,245	$17.60	158,755
Equity compensation plans not approved by stockholders	10,000	17.75	0

Total	51,245	$17.63	158,755

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Number of
			Total Number of Shares	Shares that
			Purchased as Part of	May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased
Period	Shares Purchased	Paid Per Share	Plans	Under the Plan

October 1, 2006 to October 31, 2006	70.5126	$19.05	70.5126	118,933
November 1, 2006 to November 30, 2006	105.4649	$19.00	105.4649	118,828
December 1, 2006 to December 31, 2006	118.7541	$18.35	118.7541	118,709
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

PERFORMANCE GRAPH
The following graph compares the yearly stock change and the cumulative total shareholder return on CSB’s Common Shares during the five-year period ended December 31, 2006, with the cumulative total return on the NASDAQ Bank Stock Index and the Standard and Poor’s 500 Stock Index. The comparison assumes $100 was invested on December 31, 2001 in CSB’s Common Shares and in each of the indicated indices and assumes reinvestment of dividends.

	2001	2002	2003	2004	2005	2006
CSBB	$100.00	$108.84	$118.54	$145.85	$154.56	$144.42

S & P 500	100.00	76.63	96.85	105.56	108.73	123.54

NASDAQ Bank	100.00	104.52	135.80	150.73	144.20	160.07
Performance Graph
ITEM 6. SELECTED FINANCIAL DATA.
Information contained in the section captioned “Selected Financial Data” on page 11 of the Annual Report is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Information contained in the section captioned “2006 Financial Review” on pages 10 through 25 of the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Information contained in the section captioned “ Quantitative and Qualitative Disclosures About Market Risk” on page 20 of the Annual Report is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Information contained in the consolidated financial statements and related notes and the Report of Independent Registered Public Accounting Firm thereon, on pages 26 through 49 of the Annual Report is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Information contained in the Form 8-k Item 4.01 Changes in Registrant’s Certifying Accountant filed August 25, 2005 is incorporated herein by reference.
ITEM 9A. CONTROLS AND PROCEDURES.
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
Changes In Internal Control Over Financial Reporting
There have been no significant changes during the quarter ended December 31, 2006, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.
ITEM 9B. OTHER INFORMATION.
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information contained in the section captioned “ELECTION OF DIRECTORS” on pages 6 and 7; “DIRECTORS AND EXECUTIVE OFFICERS” page 8; “MEMBERSHIP AND MEETINGS OF THE BOARD AND ITS COMMITTEES” page 9; “COMMITTEES OF THE BOARD OF DIRECTORS” on pages 10 and 11; of the Company’s proxy statement for the Company’s Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 23, 2007 (the “Proxy Statement”) and information contained in the section captioned “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” on page 5 of the Proxy Statement is incorporated herein by reference.
Code of Ethics
We have adopted a Code of Ethics that applies to our senior financial officers including our Chief Executive Officer and Chief Financial Officer. We have posted our Code of Ethics on our website at www.csb1.com. We plan to satisfy SEC disclosure requirements regarding any amendments to, or waiver of, the Code of Ethics relating to our Chief Executive Officer or Chief Financial Officer, and persons performing similar functions, by posting such information on our website or by making any necessary filings with the SEC. Any person may receive a copy of our Code of Ethics free of charge upon request.
ITEM 11. EXECUTIVE COMPENSATION.
Information contained in the section captioned “Compensation Discussion and Analysis” on pages 12 through 14 of the Proxy Statement, the section captioned “Executive Compensation and Other Information” on pages 16 and 17 of the Proxy Statement, the section captioned “EMPLOYMENT CONTRACTS and Other Arrangements” on page 19 of the Proxy Statement, and the section captioned “Potential Payments Upon Termination or Change in Control” on page 18 of the Proxy Statement, is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information contained in the section captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” on pages 4 and 5 of the Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information contained in the section captioned “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” on page 22 of the Proxy Statement is incorporated herein by reference. There were no relationships where transactions exceeded $120,000 for the year ended December 31, 2006.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information contained in the section captioned “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES” on page 21 of the Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Exhibits

Exhibit
Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB)

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K)

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)

10.1	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant’s Form 10-SB)

10.2	Third Amendment to Employment Agreement between CSB Bancorp, Inc. and C. James Bess (incorporated by reference to Registrant’s Form 10-Q filed May 13, 2003)

10.3	Employment Agreement between CSB Bancorp, Inc. and John J. Limbert (incorporated by reference to Registrant’s Form 8-K filed May 22, 2003)

13	CSB Bancorp, Inc. 2006 Annual Report to Shareholders

21	Subsidiaries of CSB Bancorp, Inc.

23.1	Consent of S.R. Snodgrass A.C.

23.2	Consent of Clifton Gunderson LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
/s/ Eddie L. Steiner
Date: March 23, 2007	Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2007.

Signatures	Title
/s/ Eddie L. Steiner Eddie L. Steiner	President and Chief Executive Officer

/s/ Paula J. Meiler Paula J. Meiler	Senior Vice President and Chief Financial Officer

/s/ Pamela S. Basinger Pamela S. Basinger	Vice President and Principal Accounting Officer

/s/ Robert K. Baker Robert K. Baker	Director

/s/ Ronald E. Holtman Ronald E. Holtman	Director

/s/ J. Thomas Lang J. Thomas Lang	Director

/s/ Daniel J. Miller Daniel J. Miller	Director

/s/ Jeffery A. Robb, Sr. Jeffery A. Robb, Sr.	Director

/s/ Samuel M. Steimel Samuel M. Steimel	Director

/s/ John R. Waltman John R. Waltman	Director

INDEX TO EXHIBITS

Exhibit		Sequential
Number	Description of Document	Page
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB)	N/A

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K).	N/A

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A

10.1	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant’s Form 10-SB).	N/A

10.2	Third Amendment to Employment Agreement between CSB Bancorp, Inc. and C. James Bess (incorporated by reference to Registrant’s Form 10-Q filed May 13, 2003)	N/A

10.3	Employment Agreement between CSB Bancorp, Inc. and John J. Limbert (incorporated by reference to Registrant’s Form 8-K filed May 22, 2003)	N/A

13	CSB Bancorp, Inc. 2006 Annual Report to Shareholders	N/A

21	Subsidiaries of CSB Bancorp, Inc.	N/A

23.1	Consent of S.R. Snodgrass A.C.	N/A

23.2	Consent of Clifton Gunderson LLP	N/A

31.1	Section 302 Certification of Chief Executive Officer	N/A

31.2	Section 302 Certification of Chief Financial Officer	N/A

32.1	Section 906 Certification of Chief Executive Officer	N/A

32.2	Section 906 Certification of Chief Financial Officer	N/A