Form 10-K/A
period 2006-12-31
CSB BANCORP INC /OH
filed 2007-03-28
CIK 880417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________
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
Common Shares, $6.25 par value
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         ☐ Yes   ☒ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes   ☒ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No
     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
        Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
     At June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on a share price of $20.40 per share (such price being the last trade price on such date) was $48.0 million.
     At March 26, 2007, there were outstanding 2,462,891 of the registrant’s Common Shares, $6.25 par value.

Explanatory Note
CSB Bancorp Inc. (the “Company”) is filing this Amendment No.1 on Form 10-K/A solely to correct certain typographical errors contained in Exhibit 23.1 in the Company’s Form 10-K filing for the fiscal year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission on March 23, 2007 (the “Original Filing”). The Registrant is correcting the date on the Report of Independent Registered Public Accounting Firm from February 28, 2007 to March 7, 2007 and to include their consent with Form S-3 of CSB Bancorp, Inc. Share Owner Dividend Reinvestment Plan.
No other information in the Original Filing is hereby amended. This Form 10-K/A continues to describe conditions as of the date of the Original Filing, and accordingly, the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.
As required, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications dated March 26, 2007 in connection with this Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 26, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

Date: March 26, 2007	/s/ Eddie L. Steiner

Eddie L. Steiner, President and Chief Executive Officer

Date: March 26, 2007	/s/ Paula J. Meiler

Paula J. Meiler, Senior Vice President and Chief Financial Officer