Form 10-Q
period 2007-03-31
CSB BANCORP INC /OH
filed 2007-05-14
CIK 880417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at May 11, 2007:
2,462,931 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED March 31, 2007

CSB BANCORP, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$10,198,513	$12,643,440
Interest-earning deposits in other banks	70,670	9,748
Federal funds sold	—	5,000,000

Total cash and cash equivalents	10,269,183	17,653,188

Securities available-for-sale, at fair value	66,134,517	67,135,126
Restricted stock, at cost	3,105,900	3,105,900

Total securities	69,240,417	70,241,026

Loans held for sale	241,000	—
Loans	235,576,903	232,431,938
Less allowance for loan losses	2,654,708	2,607,118

Net loans	232,922,195	229,824,820

Premises and equipment, net	7,423,736	7,390,182
Accrued interest receivable and other assets	2,309,077	2,130,631

Total Assets	$322,405,608	$327,239,847

LIABILITIES
Deposits
Noninterest-bearing	$40,572,661	$44,455,131
Interest-bearing	212,958,600	215,722,541

Total deposits	253,531,261	260,177,672
Short-term borrowings	24,687,771	28,022,077
Other borrowings	7,325,288	2,499,399
Accrued interest payable and other liabilities	1,946,062	1,470,379

Total liabilities	287,490,382	292,169,527

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: Authorized 9,000,000
shares; issued 2,667,786 shares	16,673,667	16,673,667
Additional paid-in capital	6,439,015	6,427,765
Retained earnings	16,619,211	16,248,608
Treasury stock at cost: 204,855 shares in 2007 and 168,605 shares in 2006	(4,348,094)	(3,696,102)
Accumulated other comprehensive loss	(468,573)	(583,618)

Total shareholders’ equity	34,915,226	35,070,320

Total Liabilities and Shareholders’ Equity	$322,405,608	$327,239,847

See notes to unaudited consolidated financial statements.

3.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest income
Loans, including fees	$4,314,520	$3,822,504
Taxable securities	750,057	777,800
Nontaxable securities	68,511	101,823
Other	13,194	6,592

Total interest income	5,146,282	4,708,719

Interest expense
Deposits	1,553,362	1,166,920
Other	337,628	247,526

Total interest expense	1,890,990	1,414,446

Net interest income	3,255,292	3,294,273
Provision for loan losses	78,005	32,000

Net interest income after provision for loan losses	3,177,287	3,262,273

Non-interest income
Service charges on deposit accounts	275,471	315,086
Trust and financial services	169,637	92,242
Other income	200,993	163,115

Total non-interest income	646,101	570,443

Non-interest expenses
Salaries and employee benefits	1,407,180	1,491,005
Occupancy expense	184,553	171,213
Equipment expense	115,918	136,136
State franchise tax	101,338	109,200
Professional and director fees	141,382	174,020
Other expenses	669,505	626,236

Total non-interest expenses	2,619,876	2,707,810

Income before income taxes	1,203,512	1,124,906
Federal income tax provision	389,000	351,000

Net income	$814,512	$773,906

Basic and diluted earnings per share	$0.33	$0.30

See notes to unaudited consolidated financial statements.

4.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Balance at beginning of period	$35,070,320	$35,170,259

Comprehensive income:
Net income	814,512	773,906
Change in net unrealized gain (loss), and related income taxes $59,266 and ($158,923), respectively	115,045	(308,497)

Total comprehensive income	929,557	465,409

Issuance of 40 shares from treasury	641	—

Stock-based compensation expense	11,250	2,525

Purchase of treasury shares	(653,222)	(235,724)

Cash dividends declared
($0.18 per share in 2007, and $0.16 per share in 2006)	(443,320)	(410,785)

Balance at end of period	$34,915,226	$34,991,684

See notes to unaudited consolidated financial statements.

5.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net cash from operating activities	$896,368	$1,134,053

Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities, calls and repayments	1,331,608	1,928,276
Purchases	(167,061)	(1,589)
Purchase of FHLB stock	—	(37,900)
Proceeds from sale of other real estate	10,000	—
Net change in loans	(3,234,547)	(6,127,352)
Net change in loans held for sale	(241,000)	(242,212)
Premises and equipment expenditures, net	(171,964)	(68,810)

Net cash used for investing activities	(2,472,964)	(4,549,587)

Cash flows from financing activities
Net change in deposits	(6,646,411)	(8,358,503)
Net change in short-term borrowings	(3,334,306)	10,889,608
Proceeds from other borrowings	5,000,000	—
Repayment of other borrowings	174,111	(5,214,917)
Purchase of treasury shares	(653,222)	(235,724)
Issuance of treasury shares	641	—

Net cash used for financing activities	(5,807,409)	(2,919,536)

Net change in cash and cash equivalents	(7,384,005)	(6,335,070)

Cash and cash equivalents at beginning of period	17,653,188	16,649,976

Cash and cash equivalents at end of period	$10,269,183	$10,314,906

Supplemental disclosures
Interest paid	$1,911,848	$1,403,819
Income taxes paid	250,000	100,000
Non-cash investing activity-transfer of loans to OREO	59,096	—
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
The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2007, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2006, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full year or any future interim period.

7.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES
Securities consist of the following at March 31, 2007 and December 31, 2006:
March 31, 2007

		Gross unrealized	Gross unrealized	Fair
	Amortized Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$99,907	$558	$—	$100,465
Obligations of U.S. government corporations and agencies	33,493,625		466,340	33,027,285
Mortgage-backed securities	27,211,083	4,648	343,202	26,872,529
Obligations of states and political subdivisions	5,666,867	95,038	1,773	5,760,132

Total debt securities	66,471,472	100,244	811,315	65,760,411
Equity Securities	373,120	17,617	16,631	374,106

Total available-for-sale	66,844,602	117,861	827,946	66,134,517
Restricted stock	3,105,900	—	—	3,105,900

Total securities	$69,950,502	$117,861	$827,946	$69,240,417

December 31, 2006

		Gross unrealized	Gross unrealized	Fair
	Amortized Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$99,992	$—	$172	$99,820
Obligations of U.S. government corporations and agencies	33,493,189	—	576,494	32,916,695
Mortgage-backed securities	28,453,336	591	405,963	28,047,964
Obligations of states and political subdivisions	5,666,915	103,482	1,103	5,769,294

Total debt securities	67,713,432	104,073	983,732	66,833,773
Equity Securities	305,965	8,194	12,806	301,353

Total available-for-sale	68,019,397	112,267	996,538	67,135,126
Restricted stock	3,105,900	—	—	3,105,900

Total securities	$71,125,297	$112,267	$996,538	$70,241,026

8.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiaries (the “Company”) at March 31, 2007 as compared to December 31, 2006, and the consolidated results of operations for the quarterly period ending March 31, 2007 compared to the same period in 2006. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are not historical facts but rather are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates”, “plans”, “expects”, “believes”, and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.
The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
FINANCIAL CONDITION
Total assets were $322.4 million at March 31, 2007, compared to $327.2 million at December 31, 2006, representing a decrease of $4.8 million or 1.5%. Cash and cash equivalents decreased $7.4 million, or 41.8%, during the three-month period ending March 31, 2007, due to a $2.4 million decrease in cash and due from banks and a $5.0 million decrease in Federal funds sold. Securities decreased $1.0 million or 1.4% during the first three months of 2007 primarily due to maturities and principal repayments. Net loans increased $3.1 million, or 1.3%, while deposits decreased $6.6 million, or 2.6%, during the three-month period. Short-term borrowings of Federal funds purchased, securities sold under repurchase agreement and Federal Home Loan Bank borrowings decreased $3.3 million, while other borrowings increased $4.8 million during the period as a liquidity source to cover loan demand and decreased deposit balances.
Net loans increased $3.1 million, or 1.3%, during the three-month period ended March 31, 2007. This increase was due to a combination of increased loan demand and production within the Company’s market area. The increase in balances was concentrated in commercial loans of $2.6 million and mortgage loans of $1.1 million, with a decline in consumer credit balances of $1.0 million. The allowance for loan losses amounted to $2,655,000, or 1.13% of total loans at March 31, 2007 compared to $2,607,000 or 1.12% of total loans at December 31, 2006.

9.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The increase in the allowance for loan losses as a percentage of total loans is largely due to the $46,000 increase in the provision during the period. The components of the change in the allowance for loan losses during the three-month period ended March 31, 2007, included a provision of $78,000 and net loan charge-offs of $30,000. Loans past due more than 90 days and still accruing interest, and loans placed on nonaccrual status, aggregated $1,536,000, or 0.65% of total loans at March 31, 2007, compared to $1,509,000 or 0.65% of total loans at December 31, 2006.
The ratio of gross loans to deposits was 92.9%, compared to 89.3% at December 31, 2006. The increase in this ratio is due to loan growth coupled with deposit shrinkage experienced during the three months ended March 31, 2007.
The Company had net unrealized losses of $710,000 within its securities portfolio at March 31, 2007, compared to net unrealized losses of $884,000 at December 31, 2006. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $828,000 within the portfolio as of March 31, 2007, were primarily the result of customary and expected fluctuations in the bond market. As a result, all security impairments as of March 31, 2007, are considered temporary.
Short-term borrowings decreased $3.3 million from December 31, 2006 and other borrowings increased $4.8 million as the Company borrowed a $5 million longer-term advance from the Federal Home Loan Bank (“FHLB”).
Total shareholders’ equity amounted to $34.9 million, or 10.8%, of total assets, at March 31, 2007, compared to $35.1 million, or 10.7% of total assets, at December 31, 2006. The decrease in shareholders’ equity during the three months ended March 31, 2007 was due to purchases of $653,000 of treasury shares and dividends declared of $443,000, partially offset by net income of $815,000 and a decrease on unrealized losses on available-for-sale securities. The Company and its subsidiary bank met all regulatory capital requirements at March 31, 2007.
RESULTS OF OPERATIONS
Three months ended March 31, 2007 and 2006
For the quarter ended March 31, 2007, the Company recorded net income of $815,000, or $0.33 per share, as compared to net income of $774,000, or $0.30 per share for the quarter ended March 31, 2006. The $41,000 increase in net income for the quarter was principally due to a $76,000 increase in other income and an $88,000 decrease in other expenses. These gains were partially offset by a $46,000 increase in the provision for loan losses, a $39,000 decrease in net interest income and a $38,000 increase in the federal income tax provision.
Interest income for the quarter ended March 31, 2007, was $5,146,000, representing a $438,000 increase, or 9.3%, compared to the same period in 2006. This increase was primarily due to an increase in loan volume and interest rates. Interest expense for the quarter ended March 31, 2007 was $1,891,000, an increase of $477,000, or 33.7%, from the same period in 2006. The increase in interest expense occurred due to an increase in average rates paid on all interest-bearing liabilities as the Company’s cost of funds continue to increase as lower rate maturing time deposits renew at current higher interest rates. Additionally, customers shifted funds from lower yielding deposits to higher yielding time deposits and repurchase agreements.

10.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The provision for loan losses for the quarter ended March 31, 2007, was $78,000, compared to a $32,000 provision for the same quarter in 2006. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans, as well as for the remainder of the portfolio based on historical data, including past charge-offs, and current economic trends.
Non-interest income for the quarter ended March 31, 2007, was $646,000, an increase of $76,000, or 13.3%, compared to the same quarter in 2006. This increase was primarily due to growth in the Company’s trust and financial service fees in the Trust and Brokerage divisions of $77,000 over the same period in 2006 and a reduction in losses on dispositions of other real estate of $40,000. These gains in other non-interest income were partially offset by a reduction in service charges on deposit accounts as consumers used the overdraft privilege product less frequently in 2007 as compared to the same quarter in 2006, shortly following the product’s introduction.
Non-interest expenses for the quarter ended March 31, 2007, decreased $88,000, or 3.2%, compared to the first quarter of 2006. This decrease was due primarily to decreases in salaries and employee benefits, to reflect lower overall bonuses paid, lower professional and director fees, due to a lower number of outside directors, and equipment expense, which was offset somewhat by an increase in other expense.
Federal income tax expense increased $38,000, or 10.8% for the quarter ended March 31, 2007 as compared to the first quarter of 2006. The provision for income taxes was $389,000 (effective rate of 32.3%) for the three months ended March 31, 2007, compared to $351,000 (effective rate of 31.2%) for the three months ended March 31, 2006. The increase in the effective tax rate resulted from a decrease in tax-exempt interest income as a portion of total income before income taxes.
CAPITAL RESOURCES
The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to Capital Resources as presented in CSB Bancorp’s annual report on Form 10-K for the year ended December 31, 2006, and as of March 31, 2007 the holding company and its bank meet all capital adequacy requirements to which they are subject.
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $10.3 million at March 31, 2007, a decrease of $7.4 million from $17.7 million at December 31, 2006. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal cash flow and maturities on investments maturing within one year represent 5.2% of total assets as of March 31, 2007 compared to 6.3% of total assets at year-end 2006. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet both short and long-term liquidity needs of the Company.

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
CONTRACTUAL OBLIGATIONS
During the first three months of 2007, the Company’s contractual obligations have not changed materially from those discussed in the Company’s Annual Report of Form 10-K for the year ended December 31, 2006.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
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
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a company recognize the over funded or under funded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive

12.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENLY ISSUED ACCOUNTING PRONOUNCEMENTS-continued
income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s financial position.
In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact the adoption of this standard will have on the Company’s results of operations or financial condition.
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

13.

CSB BANCORP, INC.
ITEM 3 — QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2007, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Company’s board-approved policy.
The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 basis point changes in market interest rates at March 31, 2007 and December 31, 2006:
March 31, 2007

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change

(Dollars in Thousands)
+200	$13,979	$540	4.0%
+100	13,663	224	1.7
0	13,439	0	0.0
-100	13,306	(133)	(1.0)
-200	13,028	(411)	(3.1)
December 31, 2006

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change

(Dollars in Thousands)
+200	$14,165	$682	5.1%
+100	13,767	284	2.1
0	13,483	0	0.0
-100	13,290	(193)	(1.4)
-200	12,937	(546)	(4.1)

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
Quarter ended March 31, 2007
PART II — OTHER INFORMATION

ITEM 1 —	LEGAL PROCEEDINGS

There are no matters required to be reported under this item.

ITEM 1A —	RISK FACTORS

There were no material changes to the Risk Factors described in Item 1A in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

ITEM 2 —	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no matters required to be reported under this item.

Issuer Purchase of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased	Per Share	Announced Plans	the Plan

January 1, 2007 to January 31, 2007	None	None	None	118,709
February 1, 2007 to February 28, 2007	None	None	None	118,709
March 1, 2007 to March 31, 2007	36,290	$18.00	36,290	82,419
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
Quarter ended March 31, 2007
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

CSB BANCORP, INC. (Registrant)
Date: May 11, 2007	/s/ Eddie L. Steiner
Eddie L. Steiner
President Chief Executive Officer

Date: May 11, 2007	/s/ Paula J. Meiler
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