Form 10-Q
period 2007-06-30
CSB BANCORP INC /OH
filed 2007-08-10
CIK 880417

CSB BANCORP, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at August 10, 2007:
2,462,888 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED June 30, 2007

CSB BANCORP, INC.
PART I – FINANCIAL INFORMATION
ITEM 1. – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$10,253,372	$12,643,440
Interest-earning deposits in other banks	136,457	9,748
Federal funds sold	—	5,000,000

Total cash and cash equivalents	10,389,829	17,653,188

Securities available-for-sale, at fair value	63,757,288	67,135,126
Restricted stock, at cost	3,105,900	3,105,900

Total securities	66,863,188	70,241,026

Loans	242,484,648	232,431,938
Less allowance for loan losses	2,426,111	2,607,118

Net loans	240,058,537	229,824,820

Premises and equipment, net	7,527,394	7,390,182
Accrued interest receivable and other assets	2,626,159	2,130,631

Total Assets	$327,465,107	$327,239,847

LIABILITIES
Deposits
Noninterest-bearing	$40,648,183	$44,455,131
Interest-bearing	209,716,320	215,722,541

Total deposits	250,364,503	260,177,672
Short-term borrowings	33,257,047	28,022,077
Other borrowings	7,202,919	2,499,399
Accrued interest payable and other liabilities	1,521,503	1,470,379

Total liabilities	292,345,972	292,169,527

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,667,786 shares	16,673,667	16,673,667
Additional paid-in capital	6,439,015	6,427,765
Retained earnings	17,132,359	16,248,608
Treasury stock at cost: 204,898 shares in 2007 and 168,605 shares in 2006	(4,348,856)	(3,696,102)
Accumulated other comprehensive loss	(777,050)	(583,618)

Total shareholders’ equity	35,119,135	35,070,320

Total Liabilities and Shareholders’ Equity	$327,465,107	$327,239,847

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$4,485,314	$4,146,971	$8,799,834	$7,969,475
Taxable securities	734,392	759,166	1,484,449	1,536,966
Nontaxable securities	66,617	99,693	135,129	201,516
Other	2,186	247	15,380	6,839

Total interest income	5,288,509	5,006,077	10,434,792	9,714,796

Interest expense
Deposits	1,600,736	1,272,915	3,154,099	2,439,835
Other	412,420	460,229	750,048	707,755

Total interest expense	2,013,156	1,733,144	3,904,147	3,147,590

Net interest income	3,275,353	3,272,933	6,530,645	6,567,206
Provision for loan losses	124,271	114,667	202,276	146,667

Net interest income after provision for loan losses	3,151,082	3,158,266	6,328,369	6,420,539

Non-interest income
Service charges on deposit accounts	316,887	337,640	592,359	652,726
Trust and financial services	186,638	164,348	356,275	256,590
Insurance recovery	186,526	—	186,526	—
Credit card fee income	65,358	71,383	128,805	146,566
Securities gains	5,430	—	5,430	—
Other income	141,053	158,835	278,598	246,767

Total non-interest income	901,892	732,206	1,547,993	1,302,649

Non-interest expenses
Salaries and employee benefits	1,434,823	1,435,548	2,842,003	2,926,553
Occupancy expense	181,720	167,530	366,273	338,743
Equipment expense	125,214	121,377	241,132	257,513
State franchise tax	104,741	112,192	206,079	221,392
Professional and director fees	164,760	174,431	306,142	348,452
Telephone expense	54,305	49,091	119,970	105,260
Cash loss	—	236,526	—	236,526
Other expenses	580,944	611,424	1,184,784	1,173,490

Total non-interest expenses	2,646,507	2,908,119	5,266,383	5,615,929

Income before income taxes	1,406,467	982,353	2,609,979	2,107,259
Federal income tax provision	450,000	305,700	839,000	656,700

Net income	$956,467	$676,653	$1,770,979	$1,450,559

Basic and diluted earnings per share	$0.39	$0.27	$0.72	$0.57

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance at beginning of period	$34,915,226	$34,991,684	$35,070,320	$35,170,259

Comprehensive income (loss):
Net income	956,467	676,653	1,770,979	1,450,559
Change in net unrealized loss, net of reclassification adjustments and related income taxes $(158,912), $(265,441), $(99,647), and $(424,363), respectively	(308,477)	(515,267)	(193,432)	(823,764)

Total comprehensive income	649,990	161,386	1,577,547	626,795

Issuance of 40 shares from treasury	—		641

Stock-based compensation expense	—	2,525	11,250	5,050

Purchase of treasury shares	(2,761)	(953,440)	(653,983)	(1,189,164)

Cash dividends declared ($0.18 and $0.36 per share in 2007 and $0.16 and $0.32 per share in 2006)	(443,320)	(403,157)	(886,640)	(813,942)

Balance at end of period	$35,119,135	$33,798,998	$35,119,135	$33,798,998

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Net cash from operating activities	$1,564,951	$2,048,216

Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities, calls and repayments	3,232,451	7,740,727
Purchases	(167,061)	(1,589)
Purchase of FHLB stock	—	(76,800)
Proceeds from sale of other real estate	10,000	412,500
Net change in loans	(10,496,202)	(13,247,253)
Premises and equipment expenditures, net	(436,157)	(104,938)

Net cash used for investing activities	(7,856,969)	(5,277,353)

Cash flows from financing activities
Net change in deposits	(9,813,169)	(12,579,387)
Net change in short-term borrowings	5,234,970	18,472,226
Proceeds from other borrowings	5,000,000	—
Repayment of other borrowings	(296,480)	(5,362,842)
Purchase of treasury shares	(653,983)	(1,189,164)
Issuance of treasury shares	641	—
Cash dividends paid	(443,320)	(410,785)

Net cash used for financing activities	(971,341)	(1,069,952)

Net change in cash and cash equivalents	(7,263,359)	(4,299,089)

Cash and cash equivalents at beginning of period	17,653,188	16,649,976

Cash and cash equivalents at end of period	$10,389,829	$12,350,887

Supplemental disclosures
Interest paid	$3,880,531	$3,084,518
Income taxes paid	1,010,000	411,198
Non-cash investing activity-transfer of loans to OREO	59,096	—
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
The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2007, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2006, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the full year or any future interim period.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 – SECURITIES
Securities consist of the following at June 30, 2007 and December 31, 2006:
June 30, 2007

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value

Available-for-sale:
U.S. Treasury security	$99,921	$—	$15	$99,906
Obligations of U.S. government corporations and agencies	33,494,063	—	599,223	32,894,840
Mortgage-backed securities	25,800,185	—	626,352	25,173,833
Obligations of states and political subdivisions	5,167,348	67,819	6,814	5,228,353

Total debt securities	64,561,517	67,819	1,232,404	63,396,932
Equity Securities	373,120	9,397	22,161	360,356

Total available-for-sale	64,934,637	77,216	1,254,565	63,757,288
Restricted stock	3,105,900			3,105,900

Total securities	$68,040,537	$77,216	$1,254,565	$66,863,188

December 31, 2006

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value

Available-for-sale:
U.S. Treasury security	$99,992	$—	$172	$99,820
Obligations of U.S. government corporations and agencies	33,493,189	—	576,494	32,916,695
Mortgage-backed securities	28,453,336	591	405,963	28,047,964
Obligations of states and political subdivisions	5,666,915	103,482	1,103	5,769,294

Total debt securities	67,713,432	104,073	983,732	66,833,773
Equity Securities	305,965	8,194	12,806	301,353

Total available-for-sale	68,019,397	112,267	996,538	67,135,126
Restricted stock	3,105,900	—	—	3,105,900

Total securities	$71,125,297	$112,267	$996,538	$70,241,026

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiaries (the “Company”) at June 30, 2007 as compared to December 31, 2006, and the consolidated results of operations for the quarterly period ending June 30, 2007 compared to the same period in 2006. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
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
FINANCIAL CONDITION
Total assets were $327.5 million at June 30, 2007, compared to $327.2 million at December 31, 2006, representing an increase of $225,000 or 0.1%. Cash and cash equivalents decreased $7.3 million, or 41.1%, during the six-month period ending June 30, 2007, due to a $2.4 million decrease in cash and due from banks and a $5.0 million decrease in Federal funds sold. Securities decreased $3.4 million or 4.8% during the first six months of 2007 primarily due to maturities and principal repayments. Net loans increased $10.2 million, or 4.5%, while deposits decreased $9.8 million, or 3.8%, during the six-month period. Short-term borrowings of Federal funds purchased, securities sold under repurchase agreement and Federal Home Loan Bank borrowings increased $5.2 million, while other borrowings increased $4.7 million during the period as a liquidity source to cover loan demand and decreased deposit balances.
Net loans increased $10.2 million, or 4.5%, during the six-month period ended June 30, 2007. This increase was due to a combination of increased loan demand and production within the Company’s market area. The increase in balances was concentrated in commercial loans of $10.6 million and mortgage loans of $5.7 million, with a decline in consumer credit balances of $1.6 million. The allowance for loan losses amounted to $2,426,000, or 1.00% of total loans at June 30, 2007 compared to $2,607,000 or 1.12% of total loans at December 31, 2006.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The decrease in the allowance for loan losses as a percentage of total loans is attributed to both loan growth and the recognition of losses during the period. The components of the change in the allowance for loan losses during the six-month period ended June 30, 2007, included a provision of $202,000 and net loan charge-offs of $383,000. Loans past due more than 90 days and still accruing interest, and loans placed on nonaccrual status, aggregated $1,586,000, or 0.65% of total loans at June 30, 2007, compared to $1,509,000 or 0.65% of total loans at December 31, 2006.
The ratio of gross loans to deposits was 96.9%, compared to 89.3% at December 31, 2006. The increase in this ratio is due to loan growth coupled with deposit shrinkage experienced during the six months ended June 30, 2007.
The Company had net unrealized losses of $1,177,000 within its securities portfolio at June 30, 2007, compared to net unrealized losses of $884,000 at December 31, 2006. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $1,255,000 within the portfolio as of June 30, 2007, were primarily the result of customary and expected fluctuations in the bond market. As a result, all security impairments as of June 30, 2007, are considered temporary.
As of June 30, 2007, Management has evaluated the three (3) private label CMO's held within the investment portfolio for loans to borrowers with low FICO scores. Within this investment sector, the Company has $5.0 million current value investments, original face of $6.5 million, with gross unrealized losses of $54 thousand. All bonds are rated AAA on June 30, 2007, collateralized primarily by 1-4 family mortgage loans and borrowers in a wide geographical dispersion. All Credit scores and loan to value ratios exceed sub prime status.
Short-term borrowings increased $5.2 million from December 31, 2006 and other borrowings increased $4.7 million as the Company borrowed a $5 million longer-term advance from the Federal Home Loan Bank (“FHLB”).
Total shareholders’ equity amounted to $35.1 million, or 10.7%, of total assets, at June 30, 2007, compared to $35.1 million, or 10.7% of total assets, at December 31, 2006. The increase in shareholders’ equity during the six months ended June 30, 2007 was due net income of $1,771,000 partially offset by purchases of $656,000 of treasury shares, dividends declared of $887,000 and an increase on unrealized losses on available-for-sale securities. The Company and its subsidiary bank met all regulatory capital requirements at June 30, 2007.
RESULTS OF OPERATIONS
Three months ended June 30, 2007 and 2006
For the quarter ended June 30, 2007, the Company recorded net income of $956,000, or $0.39 per share, as compared to net income of $677,000, or $0.27 per share for the quarter ended June 30, 2006. The $280,000 increase in net income for the quarter recognized the receipt of an insurance recovery, less $50,000 deductible, in second quarter 2007 as compared to the loss recognition in second quarter 2006 due to the discovery of an irregularity in cash assets. Net income for the three months ended June 30, 2007 was increased by $123,000, or $0.05 per share, due to the insurance recovery and net income was decreased for the three months ended June 30, 2006 by $156,000, or $0.06 per share, due to the recognition of the loss.
Interest income for the quarter ended June 30, 2007, was $5,289,000, representing a $282,000 increase, or 5.6%, compared to the same period in 2006. This increase was primarily due to an increase in loan volume and interest rates. Interest expense for the quarter ended June 30, 2007 was $2,013,000, an increase of $280,000, or 16.1%, from the same period in 2006. The increase in interest expense occurred due to an increase in average rates paid on all borrowings as well as deposits. During second quarter 2007, lower rate maturing time deposits renewed at interest rates that are currently higher. Additionally, some customers shifted funds from lower yielding deposits to higher yielding time deposits and repurchase agreements.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The provision for loan losses for the quarter ended June 30, 2007, was $124,000, compared to a $115,000 provision for the same quarter in 2006. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income for the quarter ended June 30, 2007, was $902,000, an increase of $170,000, or 23.2%, compared to the same quarter in 2006. This increase was primarily due to the receipt of an insurance claim of $187,000 and an increase in Trust and brokerage fees of $22,000 a result of increased asset values and fee increases. These gains were partially offset by a reduction of $21,000 in service charges on deposit accounts as customers used the overdraft privilege product less frequently in 2007 as compared to the same quarter in 2006, following the product’s introduction.
Non-interest expenses for the quarter ended June 30, 2007, decreased $262,000, or 9.0%, compared to the second quarter of 2006. This decrease was due primarily to recording a $237,000 loss in cash assets during the second quarter of 2006. Other factors include decreases totaling $25,000 in various other expenses, partially offset by increases in both occupancy and equipment expense of $18,000 due to the opening of a new branch office in the Orrville, Ohio market as well as a complete remodeling of the South Clay Street, Millersburg office to accommodate the consolidation and closing of 6 West Jackson Street.
Federal income tax expense increased $144,000, or 47.2% for the quarter ended June 30, 2007 as compared to the first quarter of 2006. The provision for income taxes was $450,000 (effective rate of 32.0%) for the three months ended June 30, 2007, compared to $306,000 (effective rate of 31.1%) for the three months ended June 30, 2006. The increase in the effective tax rate resulted from a decrease in tax-exempt interest income as a portion of total income before income taxes.
Six months ended June 30, 2007 and 2006
Net income for the six months ending June 30, 2007, was $1,771,000, or $0.72 per share, as compared to $1,451,000 or $0.57 per share during the same period in 2006. Return on average assets and return on average equity were 1.10% and 10.11%, respectively, for the six-month period of 2007, compared to .92% and 8.37%, respectively for 2006.
Net interest income was $6,531,000 for the six months ended June 30, 2007, a decrease of $37,000 or 0.5% from the same period last year. Comparative net income increased primarily due to a decrease in non-interest expenses of $350,000 and an increase in non-interest income of $245,000 compared to the same period in 2006. The improvements in net income were partially offset by an increase to the provision to loan losses of $56,000. Interest income for the six months ended June 30, 2007, was $10,435,000 an increase of $720,000 or 7.4% from the same period in 2006.
Interest income on loans increased $830,000, or 10.4%, for the six months ended June 30, 2007, as compared to the same period in 2006. This increase was primarily due to an increase in average gross loan balances of $15.5 million coupled with an interest rate increase of 23 basis points for the

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
comparable six-month periods. Interest income on securities decreased $119,000, or 6.8%, as average investment balances decreased $9.1 million.
Interest expense increased $757,000 to $3,904,000 for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Interest expense on deposits increased $714,000, or 29.3%, from the same period as last year, while interest expense on other borrowings increased $42,000 or 6.0%. The increase in interest expense has been caused by higher interest rates being paid across the board on interest-bearing deposit accounts and short-term borrowings. Lower rate time deposits continue to renew at higher interest rates, some depositors have moved monies from lower yielding saving instruments to higher rate short-term time deposits and the competition for deposits continues to increase. The net interest margin declined by 14 basis points for the six-month period ended June 30, 2007, to 4.35%, from 4.49% for the same period in 2006.
The provision for loan losses was $202,000 during the first six months of 2007, compared to $147,000 in the same six-month period of 2006. The provision or credit for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income increased $245,000, or 18.8%, during the six months ended June 30, 2007, as compared to the same period in 2006. The increase in non-interest income was partially due to the recovery of an insurance claim resulting from a prior period cash irregularity discussed above. Trust and brokerage fees increased $100,000, or 38.8%, from the same period in 2006 while service charges on deposits declined $60,000 or 9.2% as discussed above.
Non-interest expenses decreased $350,000, or 6.2%, for the six months ended June 30, 2007, compared to the same period in 2006. The cash irregularity of $237,000 occurred during the six-month period ended June 30, 2006. Salaries and employee benefits decreased $85,000, or 2.9%, primarily the result of lower overall bonuses paid during the first quarter of 2007. Professional and directors fees decreased due to a lower number of outside directors as well as reduced fees payable to a third party vendor in connection with the overdraft privilege program. Occupancy and telephone expense have increased during the first six-months of 2007 as compared with 2006 due to the opening of the Orrville area branch and remodeling and consolidation of the Millersburg downtown offices.
The provision for income taxes was $839,000 (effective rate of 32.1%) for the six months ended June 30, 2007, compared to $657,000 (effective rate of 31.2%) for the six months ended June 30, 2006. The increase in the effective tax rate resulted from a decrease in tax-exempt interest income as a portion of total income before income taxes.
CAPITAL RESOURCES
The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to Capital Resources as presented in CSB Bancorp’s annual report on Form 10-K for the year ended December 31, 2006, and as of June 30, 2007 the holding company and its bank meet all capital adequacy requirements to which they are subject.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $10.4 million at June 30, 2007, a decrease of $7.3 million from $17.7 million at December 31, 2006. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal cash flow and maturities on investments maturing within one year represent 9.1% of total assets as of June 30, 2007 compared to 6.3% of total assets at year-end 2006. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet both short and long-term liquidity needs of the Company.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
CONTRACTUAL OBLIGATIONS
During the first six months of 2007, the Company’s contractual obligations have not changed materially from those discussed in the Company’s Annual Report of Form 10-K for the year ended December 31, 2006.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS-(continued)
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
In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

CSB BANCORP, INC.
ITEM 3 – QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2007, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Company’s board-approved policy.
The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 basis point changes in market interest rates at June 30, 2007 and December 31, 2006:
June 30, 2007

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$13,898	$356	2.6%
+100	13,674	132	1.0
0	13,542	0	0.0
-100	13,480	(62)	(0.5)
-200	13,258	(284)	(2.1)
December 31, 2006

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$14,165	$682	5.1%
+100	13,767	284	2.1
0	13,483	0	0.0
-100	13,290	(193)	(1.4)
-200	12,937	(546)	(4.1)

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
Quarter ended June 30, 2007
PART II - OTHER INFORMATION
ITEM 1 -       LEGAL PROCEEDINGS
There are no matters required to be reported under this item.
ITEM 1A -    RISK FACTORS
There were no material changes to the Risk Factors described in Item 1A in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.
ITEM 2 -       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There are no matters required to be reported under this item.
Issuer Purchase of Equity Securities

				Maximum
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased	that May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plans	the Plan
April 1, 2007 to April 30, 2007	None	None	None	82,419
May 1, 2007 to May 31, 2007	35	$17.65	35	82,384
June 1, 2007 to June 30, 2007	8	$17.85	8	82,376
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
Quarter ended June 30, 2007
PART II-OTHER INFORMATION
Item 4 - Submission of Matters to a Vote of Security Holders:
The 2007 Annual Meeting of Shareholders of the Company was held on April 25, 2007. The matter submitted to a vote of the security holders at the meeting was the election of three members to the Board of Directors, each to continue in office until the 2010 Annual Shareholders’ Meeting.

Nominee	For	Withheld

Jeffrey A. Robb, Sr.	1,934,488	62,944
Samuel M. Steimel	1,763,963	233,470
John R. Waltman	1,885,377	112,055
The following individuals continued as directors of CSB following the 2007 Annual Meeting of Shareholders:
Robert K. Baker
Ronald E. Holtman
J. Thomas Lang
Daniel J. Miller
Eddie L. Steiner
Item 5 - Other Information:
There are no matters required to be reported under this item.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended June 30, 2007
PART II - OTHER INFORMATION
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

CSB BANCORP, INC.
(Registrant)
Date: August 10, 2007	/s/ Eddie L. Steiner
Eddie L. Steiner
President Chief Executive Officer

Date: August 10, 2007	/s/ Paula J. Meiler
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