Form 10-Q
period 2007-09-30
CSB BANCORP INC /OH
filed 2007-11-13
CIK 880417

CSB BANCORP, INC.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at November 12, 2007:
2,452,948 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED September 30, 2007

CSB BANCORP, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$11,197,845	$12,643,440
Interest-earning deposits in other banks	75,179	9,748
Federal funds sold	—	5,000,000

Total cash and cash equivalents	11,273,024	17,653,188

Securities available-for-sale, at fair value	63,052,850	67,135,126
Restricted stock, at cost	3,105,900	3,105,900

Total securities	66,158,750	70,241,026

Loans	245,626,368	232,431,938
Less allowance for loan losses	2,554,489	2,607,118

Net loans	243,071,879	229,824,820

Premises and equipment, net	7,397,612	7,390,182
Accrued interest receivable and other assets	2,219,472	2,130,631

Total Assets	$330,120,737	$327,239,847

LIABILITIES
Deposits
Noninterest-bearing	$42,329,684	$44,455,131
Interest-bearing	211,264,649	215,722,541

Total deposits	253,594,333	260,177,672
Short-term borrowings	31,783,926	28,022,077
Other borrowings	7,107,511	2,499,399
Accrued interest payable and other liabilities	1,686,784	1,470,379

Total liabilities	294,172,554	292,169,527

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,667,786 shares	16,673,667	16,673,667
Additional paid-in capital	6,446,180	6,427,765
Retained earnings	17,552,129	16,248,608
Treasury stock at cost: 204,906 shares in 2007 and 168,605 shares in 2006	(4,348,987)	(3,696,102)
Accumulated other comprehensive loss	(374,806)	(583,618)

Total shareholders’ equity	35,948,183	35,070,320

Total Liabilities and Shareholders’ Equity	$330,120,737	$327,239,847

See notes to unaudited consolidated financial statements.

3.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$4,633,268	$4,325,203	$13,433,102	$12,294,678
Taxable securities	720,952	735,071	2,205,401	2,272,037
Nontaxable securities	62,931	95,495	198,060	297,011
Other	944	297	16,324	7,136

Total interest income	5,418,095	5,156,066	15,852,887	14,870,862

Interest expense
Deposits	1,608,916	1,440,410	4,763,015	3,880,245
Other	419,497	421,566	1,169,545	1,129,321

Total interest expense	2,028,413	1,861,976	5,932,560	5,009,566

Net interest income	3,389,682	3,294,090	9,920,327	9,861,296
Provision for loan losses	151,264	75,000	353,540	221,667

Net interest income after provision for loan losses	3,238,418	3,219,090	9,566,787	9,639,629

Non-interest income
Service charges on deposit accounts	335,536	325,029	927,894	977,755
Trust and financial services	188,598	135,904	544,873	392,495
Insurance recovery	—	—	186,526	—
Credit card fee income	63,818	73,349	192,623	219,915
Debit card interchange	85,551	55,322	201,354	154,426
Securities gains	—	—	5,430	—
Other income	88,778	86,738	251,573	234,401

Total non-interest income	762,281	676,342	2,310,273	1,978,992

Non-interest expenses
Salaries and employee benefits	1,485,842	1,538,491	4,327,845	4,459,994
Occupancy expense	188,166	176,360	554,439	515,104
Equipment expense	131,192	118,813	372,324	376,326
State franchise tax	105,892	113,425	311,971	334,817
Professional and director fees	147,009	171,042	453,151	519,494
Cash loss	—	—	—	236,526
Other expenses	664,008	585,737	1,968,762	1,877,537

Total non-interest expenses	2,722,109	2,703,868	7,988,492	8,319,798

Income before income taxes	1,278,590	1,191,564	3,888,568	3,298,823
Federal income tax provision	415,500	378,000	1,254,500	1,034,700

Net income	$863,090	$813,564	$2,634,068	$2,264,123

Basic and diluted earnings per share	$0.35	$0.32	$1.07	$0.89

See notes to unaudited consolidated financial statements.

4.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance at beginning of period	$35,119,135	$33,798,998	$35,070,320	$35,170,259

Comprehensive income (loss):
Net income	863,090	813,564	2,634,068	2,264,123
Change in net unrealized loss, net of reclassification adjustments and related income taxes $207,217, $387,845, $107,570, and $(36,518), respectively	402,244	752,875	208,812	(70,889)

Total comprehensive income	1,265,334	1,566,439	2,842,880	2,193,234

Issuance of 40 shares from treasury	—	—	641	—

Stock-based compensation expense	7,165	2,525	18,415	7,575

Purchase of treasury shares	(131)	(414,726)	(654,114)	(1,603,890)

Cash dividends declared ($0.18 and $0.54 per share in 2007 and $0.16 and $0.48 per share in 2006)	(443,320)	(399,916)	(1,329,959)	(1,213,858)

Balance at end of period	$35,948,183	$34,553,320	$35,948,183	$34,553,320

See notes to unaudited consolidated financial statements.

5.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Net cash from operating activities	$3,067,230	$3,787,731

Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities, calls and repayments	6,529,688	8,715,847
Purchases	(2,156,064)	(1,589)
Purchase of FHLB stock	—	(116,700)
Proceeds from sale of other real estate	59,096	412,500
Net change in loans	(13,664,910)	(15,028,161)
Premises and equipment expenditures, net	(461,715)	(187,576)

Net cash used for investing activities	(9,693,905)	(6,205,679)

Cash flows from financing activities
Net change in deposits	(6,583,339)	(5,797,653)
Net change in short-term borrowings	3,761,849	10,004,365
Proceeds from other borrowings	5,000,000	—
Repayment of other borrowings	(391,888)	(5,473,773)
Purchase of treasury shares	(654,113)	(1,603,890)
Issuance of treasury shares	641	—
Cash dividends paid	(886,639)	(813,942)

Net cash provided by (used for) financing activities	246,511	(3,684,893)

Net change in cash and cash equivalents	(6,380,164)	(6,102,841)

Cash and cash equivalents at beginning of period	17,653,188	16,649,976

Cash and cash equivalents at end of period	$11,273,024	$10,547,135

Supplemental disclosures
Interest paid	$5,816,914	$4,954,291
Income taxes paid	1,560,000	655,000
Non-cash investing activity-transfer of loans to OREO	—	39,560

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
The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2007, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2006, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the full year or any future interim period.

7.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — SECURITIES
Securities consist of the following at September 30, 2007 and December 31, 2006:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2007	Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$99,930	$1,109	$—	$101,039
Obligations of U.S. government corporations and agencies	31,494,529	6,922	220,991	31,280,460
Mortgage-backed securities	26,485,843	2,745	380,906	26,107,682
Obligations of states and political subdivisions	5,167,316	67,302	1,329	5,233,289

Total debt securities	63,247,618	78,078	603,226	62,722,470
Equity Securities	373,120	684	43,424	330,380

Total available-for-sale	63,620,738	78,762	646,650	63,052,850
Restricted stock	3,105,900			3,105,900

Total securities	$66,726,638	$78,762	$646,650	$66,158,750

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2006	Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$99,992	$—	$172	$99,820
Obligations of U.S. government corporations and agencies	33,493,189	—	576,494	32,916,695
Mortgage-backed securities	28,453,336	591	405,963	28,047,964
Obligations of states and political subdivisions	5,666,915	103,482	1,103	5,769,294

Total debt securities	67,713,432	104,073	983,732	66,833,773
Equity Securities	305,965	8,194	12,806	301,353

Total available-for-sale	68,019,397	112,267	996,538	67,135,126
Restricted stock	3,105,900	—	—	3,105,900

Total securities	$71,125,297	$112,267	$996,538	$70,241,026

8.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiaries (the “Company”) at September 30, 2007 as compared to December 31, 2006, and the consolidated results of operations for the quarterly period ending September 30, 2007 compared to the same period in 2006. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
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
FINANCIAL CONDITION
Total assets were $330.1 million at September 30, 2007, compared to $327.2 million at December 31, 2006, representing an increase of $2.9 million or 0.9%. Cash and cash equivalents decreased $6.4 million, or 36.1%, during the nine-month period ending September 30, 2007, due to a $1.4 million decrease in cash and due from banks and a $5.0 million decrease in Federal funds sold. Securities decreased $4.1 million or 5.8% during the first nine months of 2007 primarily due to maturities and principal repayments. Net loans increased $13.2 million, or 5.8%, while deposits decreased $6.6 million, or 2.5%, during the nine-month period. Short-term borrowings of Federal funds purchased, securities sold under repurchase agreement and Federal Home Loan Bank borrowings increased $3.8 million, while other borrowings increased $4.6 million during the period as a liquidity source to cover loan demand and decreased deposit balances.
Net loans increased $13.2 million, or 5.8%, during the nine-month period ended September 30, 2007. This increase was due to a combination of increased loan demand and production within the Company’s market area. The increase in balances was concentrated in commercial loans of $9.6 million and mortgage loans of $5.2 million, with a decline in consumer credit balances of $1.6 million. The allowance for loan losses amounted to $2,554,000, or 1.04% of total loans at September 30, 2007 compared to $2,607,000 or 1.12% of total loans at December 31, 2006.

9.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decrease in the allowance for loan losses as a percentage of total loans is attributed to both loan growth and the recognition of losses during the period. The components of the change in the allowance for loan losses during the nine-month period ended September 30, 2007, included a provision of $354,000 and net loan charge-offs of $459,000. Loans past due more than 90 days and still accruing interest, and loans placed on nonaccrual status, aggregated $1,092,000, or 0.44% of total loans at September 30, 2007, compared to $1,509,000 or 0.65% of total loans at December 31, 2006.
The ratio of gross loans to deposits was 96.9%, compared to 89.3% at December 31, 2006. The increase in this ratio is due to loan growth coupled with deposit shrinkage experienced during the nine months ended September 30, 2007.
The Company had net unrealized losses of $568,000 within its securities portfolio at September 30, 2007, compared to net unrealized losses of $884,000 at December 31, 2006. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $647,000 within the portfolio as of September 30, 2007, were primarily the result of customary and expected fluctuations in the bond market. As a result, all security impairments as of September 30, 2007, are considered temporary.
As of September 30, 2007, Management evaluated the three (3) private label CMO’s held within the investment portfolio for loans to borrowers with low FICO scores. Within this investment sector, the Company has $4.7 million current value investments, original face of $6.5 million, with gross unrealized losses of $28 thousand. All bonds are rated AAA on September 30, 2007, collateralized primarily by 1-4 family mortgage loans and borrowers in a wide geographical dispersion. All credit scores and loan to value ratios exceed sub prime status.
Short-term borrowings increased $3.8 million from December 31, 2006 and other borrowings increased $4.6 million as the Company borrowed a $5 million longer-term advance from the Federal Home Loan Bank (“FHLB”).
Total shareholders’ equity amounted to $35.9 million, or 10.9%, of total assets, at September 30, 2007, compared to $35.1 million, or 10.7% of total assets, at December 31, 2006. The increase in shareholders’ equity during the nine months ended September 30, 2007 was due net income of $2,634,000 and a decrease in unrealized losses on available-for-sale securities. These gains were partially offset by purchases of $654,000 of treasury shares and dividends declared of $1,330,000. The Company and its subsidiary bank met all regulatory capital requirements at September 30, 2007.
RESULTS OF OPERATIONS
Three months ended September 30, 2007 and 2006
For the quarter ended September 30, 2007, the Company recorded net income of $863,000, or $0.35 per share, as compared to net income of $814,000, or $0.32 per share for the quarter ended September 30, 2006. The $49,000 increase in net income for the quarter was principally due to a $96,000 increase in net interest income and an $86,000 increase in non-interest income. These gains were offset by a $76,000 increase in the provision for loan losses, a $38,000 increase in the federal income tax provision and a $18,000 increase in non-interest expenses.

10.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the quarter ended September 30, 2007, was $5,418,000, representing a $262,000 increase, or 5.1%, compared to the same period in 2006. This increase was primarily due to an increase in loan volume and interest rates. Interest expense for the quarter ended September 30, 2007 was $2,028,000, an increase of $166,000, or 8.9%, from the same period in 2006. The increase in interest expense occurred due to an increase in average rates paid across the board on deposits, while borrowing rates declined from 4.37% to 4.24% for the quarter ended September 30, 2007. During third quarter 2007, lower rate maturing time deposits renewed at interest rates that are currently higher. Additionally, some customers continue to shift funds from lower yielding deposits to higher yielding time deposits.
The provision for loan losses for the quarter ended September 30, 2007, was $151,000, compared to a $75,000 provision for the same quarter in 2006. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income for the quarter ended September 30, 2007, was $762,000, an increase of $86,000, or 12.7%, compared to the same quarter in 2006. This increase was primarily due to increases in Trust and brokerage fees of $53,000 a result of increased asset values and fees and a $30,000 increase in debit card interchange income. These gains were partially offset by a reduction of $10,000 in other credit card fee income.
Non-interest expenses for the quarter ended September 30, 2007, increased $18,000, or 0.7%, compared to the third quarter of 2006. This increase was due in part to increased occupancy and equipment expenses from opening a new branch office in the Orrville, Ohio market as well as a complete remodeling of the South Clay Street office in Millersburg to accommodate the consolidation and closing of 6 West Jackson Street. Other increases in expenses were recorded in marketing and an ATM debit card vendor conversion in the third quarter of 2007. Salaries and employee benefits decreased $52,000, or 3.3%, primarily the result of increased third quarter 2006 bonus accruals. Professional and directors fees decreased due to a lower number of outside directors as well as reduced fees payable to a third party vendor in connection with the overdraft privilege program.
Federal income tax expense increased $38,000, or 10.0% for the quarter ended September 30, 2007 as compared to the third quarter of 2006. The provision for income taxes was $416,000 (effective rate of 32.5%) for the three months ended September 30, 2007, compared to $378,000 (effective rate of 31.7%) for the three months ended September 30, 2006. The increase in the effective tax rate resulted from a decrease in tax-exempt interest income as a portion of total income before income taxes.
Nine months ended September 30, 2007 and 2006
Net income for the nine months ending September 30, 2007, was $2,634,000, or $1.07 per share, as compared to $2,264,000 or $0.89 per share during the same period in 2006. Return on average assets and return on average equity were 1.08% and 9.92%, respectively, for the nine-month period of 2007, compared to .95% and 8.69%, respectively for 2006.
Net interest income increased $59,000 or 0.6% to $9,920,000 for the nine months ended September 30, 2007 s compared to the same period in 2006. Comparative net income grew because of an equivalent increase in non-interest income of $331,000 and a $331,000 decrease in non-interest expenses compared to the same period in 2006. The improvements in net income were partially offset by an increase to the provision to loan losses of $132,000.

11.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the nine months ended September 30, 2007, was $15,853,000 an increase of $982,000 or 6.6% from the same period in 2006. Interest income on loans increased $1,138,000, or 9.3%, for the nine months ended September 30, 2007, as compared to the same period in 2006. This increase was primarily due to an increase in average gross loan balances of $15.6 million coupled with an interest rate increase of 16 basis points for the comparable nine-month periods. Interest income on securities decreased $166,000, or 6.4%, as average investment balances decreased $8.1 million.
Interest expense increased $923,000 to $5,933,000 for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Interest expense on deposits increased $883,000, or 22.8%, from the same period as last year, while interest expense on other borrowings increased $40,000 or 3.6%. The increase in interest expense has been caused by higher interest rates being paid across the board on interest-bearing deposit accounts and short-term borrowings. Lower rate time deposits continue to renew at higher interest rates and some depositors have moved monies from lower yielding saving instruments to higher rate short-term time deposits and the competition for deposits continues to increase. The net interest margin declined by 10 basis points for the nine-month period ended September 30, 2007, to 4.36%, from 4.46% for the same period in 2006.
The provision for loan losses was $354,000 during the first nine months of 2007, compared to $222,000 in the same nine-month period of 2006. The provision or credit for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income increased $331,000, or 16.7%, during the nine months ended September 30, 2007, as compared to the same period in 2006. The increase in non-interest income was partially due to the recovery of an insurance claim of $187,000 resulting from a prior period cash irregularity. Trust and brokerage fees increased $152,000, or 38.8%, from the same period in 2006 while service charges on deposits declined $50,000 or 5.1% as customers used the overdraft privilege product less frequently in 2007 as compared to 2006, following the product’s introduction.
Non-interest expenses decreased $331,000, or 4.0%, for the nine months ended September 30, 2007, compared to the same period in 2006. The cash irregularity of $237,000 occurred during the nine-month period ended September 30, 2006. Salaries and employee benefits decreased $132,000, or 3.0%, primarily due to managerial staff decreases during 2007 and lower overall bonuses paid during the first quarter of 2007. Professional and directors fees decreased due to a lower number of outside directors as well as reduced fees payable to a third party vendor in connection with the overdraft privilege program. Occupancy and telephone expense have increased during the first nine-months of 2007 as compared with 2006 due to the opening of the Orrville area branch and remodeling and consolidation of the Millersburg downtown offices.
The provision for income taxes was $1,255,000 (effective rate of 32.3%) for the nine months ended September 30, 2007, compared to $1,035,000 (effective rate of 31.4%) for the nine months ended September 30, 2006. The increase in the effective tax rate resulted from a decrease in tax-exempt interest income as a portion of total income before income taxes.

12.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES
The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to Capital Resources as presented in CSB Bancorp’s annual report on Form 10-K for the year ended December 31, 2006, and as of September 30, 2007 the holding company and its bank meet all capital adequacy requirements to which they are subject.
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $11.3 million at September 30, 2007, a decrease of $6.4 million from $17.7 million at December 31, 2006. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal cash flow and maturities on investments maturing within one year represent 9.6% of total assets as of September 30, 2007 compared to 6.3% of total assets at year-end 2006. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
CONTRACTUAL OBLIGATIONS
During the first nine months of 2007, the Company’s contractual obligations have not changed materially from those discussed in the Company’s Annual Report of Form 10-K for the year ended December 31, 2006.
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

14.

CSB BANCORP, INC.
ITEM 3 — QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2007, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Company’s board-approved policy.
The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 basis point changes in market interest rates at September 30, 2007 and December 31, 2006:
September 30, 2007

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
	(Dollars in Thousands)
+200	$13,998	$433	3.2%
+100	13,736	171	1.3
0	13,565	0	0.0
-100	13,419	(146)	(1.1)
-200	13,140	(425)	(3.1)
December 31, 2006

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
	(Dollars in Thousands)
+200	$14,165	$682	5.1%
+100	13,767	284	2.1
0	13,483	0	0.0
-100	13,290	(193)	(1.4)
-200	12,937	(546)	(4.1)

15.

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

16.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended September 30, 2007
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
There are no matters required to be reported under this item.
ITEM 1A — RISK FACTORS
There were no material changes to the Risk Factors described in Item 1A in the Company’s Annual Report on Form 10-K for the   period ended December 31, 2006.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There are no matters required to be reported under this item.
Issuer Purchase of Equity Securities

				Maximum
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased	that May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plans	the Plan

July 1, 2007 to July 31, 2007	None	None	None	82,376

August 1, 2007 to August 31, 2007	8	$17.00	8	82,368

September 1, 2007 to September 30, 2007	None	None	None	82,368
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
There are no matters required to be reported under this item

17.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended September 30, 2007
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

CSB BANCORP, INC.

(Registrant)

Date: November 12, 2007	/s/ Eddie L. Steiner Eddie L. Steiner
President
Chief Executive Officer

Date: November 12, 2007	/s/ Paula J. Meiler

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