Form 10-K
period 2007-12-31
CSB BANCORP INC /OH
filed 2008-03-07
CIK 880417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Common Shares, $6.25 par value
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑   No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑   No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
At June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on a share price of $17.75 per share (such price being the last trade price on such date) was $40.6 million.
At March 5, 2008, there were outstanding 2,440,850 of the registrant’s Common Shares, $6.25 par value.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s 2007 Annual Report to Shareholders.
Portions of Registrant’s Proxy Statement dated March 21, 2007.
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
The Bank grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Holmes County and portions of surrounding counties in Ohio. The general economic conditions in the Company’s market area have been sound. Unemployment statistics have generally been among the lowest in the state of Ohio, and the area has experienced stable to slightly lower real estate values, a result of the inventory of homes available for sale remaining at moderate levels.
Certain risks are involved in granting loans, primarily related to the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan or renews an existing loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, collateral being used to secure the transaction, borrower’s character, and other factors. For all commercial loan relationships greater than $275,000, the Bank’s internal credit department performs an annual risk rating review. In addition to this review, an independent outside loan review firm is engaged to review all watch list and adversely classified credits, commercial loan relationships greater than $750,000, a sample of commercial loan relationships less than $750,000, loans within an industry concentration and a sample of consumer/mortgage loans. In addition, any loan identified as a problem credit by management and/or the external loan review consultants is assigned to the Bank’s “loan watch list,” and is subject to ongoing review by the Bank’s credit department and the assigned loan officer to ensure appropriate action is taken when deterioration has occurred.

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
Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Consumer loans for the purchase of new automobiles generally do not exceed 100% of the purchase price of the automobile. Loans for used automobiles generally do not exceed average wholesale or trade-in values as stipulated in a recent auto-industry used-car price guide. Credit card and overdraft protection loans are unsecured personal lines of credit to individuals of demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, absence of collateral. Since these loans are generally repaid from ordinary income of the individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or by general decline in economic conditions. The Bank assesses the borrower’s ability and willingness to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.
While the Company’s chief decision-makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.
Employees
At December 31, 2007, the Company had 133 employees, 107 of which were employed on a full-time basis. The Company has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Management considers its employee relations to be good.

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or omit to state a material fact. The Company has also implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act, which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. On February 1, 2008, the Securities and Exchange Commission announced a proposed further delay for Section 404(b) compliance for non-accelerated filers, including the Company, relating to the attestation by the external accountants. Under the proposal Section 404(b) would be required to be implemented by the Company for the year ended December 31, 2009. Management’s assessment on internal controls over financial reporting is incorporated by reference on Page 24 of the annual report.
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
Item 1B. Unresolved Staff Comments.
None.
Statistical Disclosures
The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission’s Industry Guide 3, or a specific reference as to the location of required disclosures in the Company’s 2007 Annual Report to Shareholders (the “Annual Report”).
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
II. Investment Portfolio
A. The following is a schedule of the carrying value of securities at December 31, 2007, 2006 and 2005.

(In thousands of dollars)	2007	2006	2005

Securities available-for-sale, at fair value
U.S. Treasury securities	$102	$100	$99
U.S. Government corporations and agencies	25,509	32,917	42,230
Mortgage-backed securities	42,365	28,048	27,006
Obligations of states and political subdivisions	3,159	5,769	8,633
Equity securities	285	301	305

Total	$71,420	$67,135	$78,273

B. The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2007:

	(In thousands of dollars)
					Maturing
			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years		Total
	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield

Available for sale:
U.S. Treasury			$100	4.88%					$100	4.88%
U.S. Government corporations and agencies	$2,000	5.00%	$23,499	4.20					25,499	4.26
Mortgage-backed securities	44	5.39	579	5.39	$3,132	4.31%	$38,928	5.61%	42,683	5.51
Obligations of states and political subdivisions	1,536	7.47	1,562	6.71					3,098	7.09

Total	$3,580	6.06%	$25,740	4.38%	$3,132	4.31%	$38,928	5.61%	$71,380	5.13%

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
C. Excluding holdings of U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the Company’s consolidated shareholders’ equity at December 31, 2007.
III. Loan Portfolio
A. Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31:

(In thousands of dollars)	2007	2006	2005	2004	2003

Commercial	$46,000	$55,513	$69,922	$77,231	$73,559
Commercial real estate	97,985	72,707	52,661	43,744	49,160
Residential real estate	92,085	85,933	78,722	78,862	72,944
Construction	11,701	7,735	2,120	8,034	5,503
Installment and credit card	8,862	10,510	11,539	10,273	12,251

Total loans	$256,633	$232,398	$214,964	$218,144	$213,417

B. Maturities and Sensitivities of Loans to Changes in Interest Rates — The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding real estate mortgage and installment loans, as of December 31, 2007:

	Maturing
	One Year	One Through	After Five
(In thousands of dollars)	or Less	Five Years	Years	Total

Commercial	$27,277	$12,748	$5,975	$46,000
Commercial real estate	10,897	6,285	80,803	97,985
Construction	4,300	1,746	5,655	11,701

Total	$42,474	$20,779	$92,433	$155,686

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and real estate construction loans due after one year from December 31, 2007.

(In thousands of dollars)	Fixed Rate	Variable Rate

Total commercial, commercial real estate and construction loans due after one year	$16,170	$97,042
C. Risk Elements
1. Nonaccrual, Past Due and Restructured Loans — The following schedule summarizes nonaccrual, past due and restructured loans.

(In thousands of dollars)	2007	2006	2005	2004	2003

(a) Loans accounted for on a nonaccrual basis	$427	$1,509	$633	$1,552	$1,170
(b) Accruing loans that are contractually past due 90 days or more as to interest or principal payments	144	—	168	119	175

Totals	$571	$1,509	$801	$1,671	$1,345

The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that collection of interest is doubtful, when commercial loans are past due as to principal and interest 90 days or more or when mortgage loans are past due as to principal and interest 120 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be well-secured and in process of collection. In such cases, loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due date. When loans are placed on nonaccrual, any accrued interest is charged against interest income. Consumer loans are not placed on nonaccrual but are charged-off after 90 days past due.

Impaired Loans — Information regarding impaired loans at December 31 is as follows:

(In thousands of dollars)	2007	2006	2005

Balance of impaired loans at December 31	$198	$988	$565
Less portion for which no allowance for loan loss is allocated	—	—	62
Portion of impaired loan balance for which an allowance for loan losses is allocated	198	988	503
Portion of allowance for loan losses allocated to the impaired loan balance at December 31	43	327	174
For the year ended December 31, 2007, interest income recognized on impaired loans amounted to $25,876, while $61,042 would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2006, interest income recognized on impaired loans amounted to $25,717, while $58,905 would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2005, interest income recognized on impaired loans amounted to $2,764 while $39,168 would have been recognized had the loans been performing under their contractual terms.
Impaired loans are comprised of commercial and commercial real estate loans, and are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans.
Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first-mortgage loans secured by one- to four-family residences, residential construction loans, and automobile, home equity and second-mortgage loans less than $100,000. Such loans are included in nonaccrual and past due disclosures in (a) and (b) above, but not in the impaired loan totals. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.
2. Potential Problem Loans — At December 31, 2007, no loans were identified that management has serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in item III.C.1. On a monthly basis, the Company internally classifies certain loans based on various factors. At December 31, 2007, these amounts, including impaired and nonperforming loans, amounted to $4.7 million of substandard loans and $0 doubtful loans.
3. Foreign Outstandings — There were no foreign outstandings during any period presented.
4. Loan Concentrations — As of December 31, 2007, there are no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A above.
D. Other Interest-Bearing Assets — As of December 31, 2007, there are no other interest-bearing assets required to be disclosed under Item III.C.1 or 2 if such assets were loans.

IV. Summary Of Loan Loss Experience
A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(In thousands of dollars)	2007	2006	2005	2004	2003

LOANS
Average loans outstanding during period	$241,979	$225,445	$220,655	$216,864	$209,231

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$2,607	$2,445	$2,575	$2,459	$2,701
Loans charged-off:
Commercial	(146)	(9)	(16)	(95)	(56)
Commercial real estate	(333)	(123)	(442)	0	(97)
Residential real estate	(34)	(74)	(16)	(275)	(70)
Installment and credit card	(100)	(104)	(102)	(64)	(115)

Total loans charged-off	(613)	(310)	(576)	(434)	(338)

Recoveries of loans previously charged-off:
Commercial	43	20	63	61	7
Commercial real estate	0	80	2	0	0
Residential real estate	9	3	33	23	70
Installment	68	67	67	43	70

Total loan recoveries	120	170	163	127	147

Net loans charged-off	(493)	(140)	(413)	(307)	(191)
Provision charged to operating expense	472	302	283	423	(51)

Balance at end of period	$2,586	$2,607	$2,445	$2,575	$2,459

Ratio of net charge-offs to average loans outstanding for period	.20%	.06%	.19%	.14%	.09%
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

	Allocation of the Allowance for Loan Losses
	(In thousands of dollars)
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003

Commercial	$454	17.93%	$967	23.89%	$936	32.52%	$1,256	35.41%	$741	34.47%
Commercial real estate	1,012	38.18	1,041	31.28	763	24.50	765	20.05	759	23.03
Residential real estate	666	35.88	379	36.98	278	36.62	261	36.15	768	34.18
Construction	104	4.56	22	3.33	4	.99	18	3.68	30	2.58
Installment and credit card	96	3.45	32	4.52	36	5.37	22	4.71	70	5.74
Unallocated	254		166		428		253		91

Total	$2,586	100.00%	$2,607	100.00%	$2,445	100.00%	$2,575	100.00%	$2,459	100.00%

V. Deposits
A. & B. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average			Average
	Amounts Outstanding			Rate Paid
	Year ended December 31			Year ended December 31
	2007	2006	2005	2007	2006	2005
(In thousands of dollars)
Noninterest-bearing demand	$41,740	$38,938	$37,855	N/A	N/A	N/A
Interest-bearing demand deposits	45,606	46,096	49,021	.56%	.50%	.39%
Savings deposits	41,123	41,528	44,759	1.24	.99	.80
Time deposits	124,752	120,981	117,373	4.48	3.95	3.05

Total deposits	$253,221	$247,543	$249,008

C.	There were no foreign deposits in any period presented.
D.	The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2007:

(In thousands of dollars)
Three months or less	$17,881
Over three through six months	4,935
Over six through twelve months	7,713
Over twelve months	3,753

Total	$34,282

E.	There were no foreign deposits in any period presented.
VI. Return On Equity and Assets

	2007	2006	2005

Return on average assets	1.07%	0.97%	0.91%
Return on average shareholders’ equity	9.82	8.95	7.92
Dividend payout ratio	50.70	51.89	51.47
Average shareholders’ equity to average assets	10.91	10.87	11.46

VII. Short-Term Borrowings
Short-term borrowings consist of securities sold under agreements to repurchase, short-term advances through Federal Home Loan Bank and federal funds purchased. Securities sold under agreements to repurchase generally mature one (1) day from the transaction date. Federal funds purchased generally have overnight terms. Information concerning short-term borrowings is summarized as follows:

(In thousands of dollars)	2007	2006	2005

Securities sold under agreements to repurchase, federal funds purchased and short-term advances at period-end	$27,305	$28,022	$21,418
Weighted average interest rate at period-end	3.49%	3.71%	1.54%
Maximum outstanding at any month-end during the year	34,371	41,468	29,467
Average amount outstanding	29,950	32,974	20,243
Weighted average rates during the year	3.96%	3.84%	1.64%

ITEM 2. PROPERTIES.
The Company operates ten banking centers and two other properties as noted below:

	Banking	Other
Location	Center	Property	Address	Owned	Leased
Millersburg		X	6 West Jackson Street, Millersburg, Ohio 44654	X
Walnut Creek	X		4980 Old Pump Street, Walnut Creek, Ohio 44687	X
Winesburg	X		2225 U.S. 62, Winesburg, Ohio 44690	X
Sugarcreek	X		127 South Broadway, Sugarcreek, Ohio 44681	X
Charm	X		4440 C.R.70, Charm, Ohio 44617		X
Clinton Commons	X		2102 Glen Drive, Millersburg, Ohio 44654		X
Berlin	X		4587 S.R.39 Suite B, Berlin, Ohio 44610		X
South Clay	X		91 South Clay Street, Millersburg, Ohio 44654	X
Shreve	X		333 West South Street, Shreve, Ohio 44676	X
Orrville	X		461 Wadsworth Road, Orrville, Ohio 44667		X
Operations Center	X		91North Clay Street, Millersburg, Ohio 44654	X
Wooster Trust		X	146 East Liberty Street, Wooster, Ohio 44691		X
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
No matter was submitted to a vote of security holders during the fourth quarter of 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Information contained in the section captioned “Common Stock and Shareholder Information” on page 23 of the Annual Report is incorporated herein by reference.
Equity Compensation Plan Information

			Number of shares
	Number of shares of		remaining available for
	common stock to be issued	Weighted-average exercise	future issuance under
	upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants, and	(excluding securities
	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	40,840	17.61	159,160
Equity compensation plans not approved by stockholders	10,000	17.75	0

Total	50,840	17.64	159,160

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Number of
			Total Number of Shares	Shares that
			Purchased as Part of	May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased
Period	Shares Purchased	Paid Per Share	Plans	Under the Plan

October 1, 2007 to
October 31, 2007	—	$0.00	—	82,367
November 1, 2007 to
November 30, 2007	9,932.0000	$16.00	9,932.0000	72,435
December 1, 2007 to
December 31, 2007	5,324.0000	$17.17	5,324.0000	67,111
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

PERFORMANCE GRAPH
The following graph compares the yearly stock change and the cumulative total shareholder return on CSB’s Common Shares during the five-year period ended December 31, 2007, with the cumulative total return on the NASDAQ Bank Stock Index and the Standard and Poor’s 500 Stock Index. The comparison assumes $100 was invested on December 31, 2002 in CSB’s Common Shares and in each of the indicated indices and assumes reinvestment of dividends.

	2002	2003	2004	2005	2006	2007
CSBB	$100.00	$108.92	$134.00	$142.01	$132.69	$129.14
S & P 500	100.00	126.38	137.75	141.88	161.20	166.89
NASDAQ Bank	100.00	129.93	144.21	137.97	153.15	119.35

ITEM 6. SELECTED FINANCIAL DATA.
Information contained in the section captioned “Selected Financial Data” on page 11 of the Annual Report is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Information contained in the section captioned “2007 Financial Review” on pages 10 through 23 of the Annual Report is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Information contained in the section captioned “ Quantitative and Qualitative Disclosures About Market Risk” on pages 19-20 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Information contained in the consolidated financial statements and related notes and the Report of Independent Registered Public Accounting Firm thereon, on pages 24 through 48 of the Annual Report is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation Of Disclosure Controls And Procedures
With the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) was performed, as of the end of the period covered by this Annual Report. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules there under.
Management’s Report on Internal Control Over Financial Reporting
Management’s Assessment of Internal Control Over Financial Reporting is contained in the consolidated financial statements and related notes on page 24 of the Annual Report and is incorporated herein by reference. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this filing.
Changes In Internal Control Over Financial Reporting
There have been no significant changes during the quarter ended December 31, 2007, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.
ITEM 9B. OTHER INFORMATION.
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information contained in the section captioned “ELECTION OF DIRECTORS” on pages 6 and 7; “DIRECTORS AND EXECUTIVE OFFICERS” page 8; “MEMBERSHIP AND MEETINGS OF THE BOARD AND ITS COMMITTEES” page 9; “COMMITTEES OF THE BOARD OF DIRECTORS” on pages 10 and 11; of the Company’s proxy statement for the Company’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about March 21, 2008 (the “Proxy Statement”) and information contained in the section captioned “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” on page 5 of the Proxy Statement is incorporated herein by reference.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information contained in the section captioned “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” on page 22 of the Proxy Statement is incorporated herein by reference. There were no relationships where transactions exceeded $120,000 for the year ended December 31, 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information contained in the section captioned “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES” on page 21 of the Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Exhibits

Exhibit
Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB)

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K)

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)

10.1	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant’s Form 10-SB)

10.3	Employment Agreement between CSB Bancorp, Inc. and John J. Limbert (incorporated by reference to Registrant’s Form 8-K filed May 22, 2003)

13	CSB Bancorp, Inc. 2007Annual Report to Shareholders

21	Subsidiaries of CSB Bancorp, Inc.

23.1	Consent of S.R. Snodgrass A.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
/s/ Eddie L. Steiner
Date: March 5, 2008	Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2008.

Signatures	Title

/s/ Eddie L. Steiner	President and Chief Executive Officer
Eddie L. Steiner

/s/ Paula J. Meiler	Senior Vice President and Chief Financial Officer
Paula J. Meiler

/s/ Pamela S. Basinger	Vice President and Principal Accounting Officer
Pamela S. Basinger

/s/ Robert K. Baker	Director
Robert K. Baker

/s/ Ronald E. Holtman	Director
Ronald E. Holtman

/s/ J. Thomas Lang	Director
J. Thomas Lang

/s/ Daniel J. Miller	Director
Daniel J. Miller

/s/ Jeffery A. Robb, Sr.	Director
Jeffery A. Robb, Sr.

Director
Samuel M. Steimel

/s/ John R. Waltman	Director
John R. Waltman

INDEX TO EXHIBITS

Exhibit		Sequential
Number	Description of Document	Page

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB)	N/A

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K).	N/A

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A

10.1	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant’s Form 10-SB).	N/A

10.3	Employment Agreement between CSB Bancorp, Inc. and John J. Limbert (incorporated by reference to Registrant’s Form 8-K filed May 22, 2003)	N/A

13	CSB Bancorp, Inc. 2007 Annual Report to Shareholders	N/A

21	Subsidiaries of CSB Bancorp, Inc.	N/A

23.1	Consent of S.R. Snodgrass A.C.	N/A

31.1	Section 302 Certification of Chief Executive Officer	N/A

31.2	Section 302 Certification of Chief Financial Officer	N/A

32.1	Section 906 Certification of Chief Executive Officer	N/A

32.2	Section 906 Certification of Chief Financial Officer	N/A