Form 10-Q
period 2008-03-31
CSB BANCORP INC /OH
filed 2008-05-09
CIK 880417

CSB BANCORP, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at May 9, 2008:
2,440,850 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED March 31, 2008

CSB BANCORP, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and due from bank	$10,445,660	$12,111,807
Interest-earning deposits in other banks	40,052	81,555
Federal funds sold	14,300,000	—

Total cash and cash equivalents	24,785,712	12,193,362

Securities available-for-sale, at fair value	63,243,672	71,419,830
Restricted stock, at cost	3,142,900	3,105,900

Total securities	66,386,572	74,525,730

Loans	246,983,893	256,659,059
Less allowance for loan losses	2,690,830	2,585,901

Net loans	244,293,063	254,073,158

Premises and equipment, net	7,235,361	7,273,238
Accrued interest receivable and other assets	2,107,609	2,204,257

Total Assets	$344,808,317	$350,269,745

LIABILITIES
Deposits
Noninterest-bearing	$38,665,336	$46,038,976
Interest-bearing	208,364,076	213,347,066

Total deposits	247,029,412	259,386,042
Short-term borrowings	24,604,161	27,305,157
Other borrowings	33,875,513	26,023,888
Accrued interest payable and other liabilities	2,151,610	1,276,610

Total liabilities	307,660,696	313,991,697

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,667,786 shares	16,673,667	16,673,667
Additional paid-in capital	6,455,819	6,452,319
Retained earnings	18,552,852	17,990,445
Treasury stock at cost: 226,936 shares in 2008 and 220,162 shares in 2007	(4,712,735)	(4,599,282)
Accumulated other comprehensive income (loss)	178,018	(239,101)

Total shareholders’ equity	37,147,621	36,278,048

Total Liabilities and Shareholders’ Equity	$344,808,317	$350,269,745

See notes to unaudited consolidated financial statements.

3.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest income
Loans, including fees	$4,412,704	$4,314,520
Taxable securities	804,622	750,057
Nontaxable securities	43,878	68,511
Other	22,207	13,194

Total interest income	5,283,411	5,146,282

Interest expense
Deposits	1,427,758	1,553,362
Short-term borrowings	199,042	—
Other	276,846	337,628

Total interest expense	1,903,646	1,890,990

Net interest income	3,379,765	3,255,292
Provision for loan losses	107,032	78,005

Net interest income after provision for loan losses	3,272,733	3,177,287

Non-interest income
Service charges on deposit accounts	287,152	275,471
Trust and financial services	188,664	169,638
Credit card fee income	64,052	63,447
Debit card interchange	70,821	53,982
Gain on sale of credit cards	261,072	—
Other income	83,725	83,563

Total non-interest income	955,486	646,101

Non-interest expenses
Salaries and employee benefits	1,536,903	1,407,180
Occupancy expense	197,881	184,553
Equipment expense	125,450	115,918
State franchise tax	107,430	101,338
Professional and director fees	139,556	141,382
Other expenses	621,239	669,505

Total non-interest expenses	2,728,459	2,619,876

Income before income taxes	1,499,760	1,203,512
Federal income tax provision	498,000	389,000

Net income	$1,001,760	$814,512

Basic and diluted earnings per share	$0.41	$0.33

See notes to unaudited consolidated financial statements.

4.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Balance at beginning of period	$36,278,048	$35,070,320

Comprehensive income:
Net income	1,001,760	814,512
Change in net unrealized gain, net of reclassification adjustments and related income tax benefit of $214,879 and $59,265, respectively	417,119	115,045

Total comprehensive income	1,418,879	929,557

Issuance of 40 shares from treasury	—	641

Stock-based compensation expense	3,500	11,250

Purchase of treasury shares	(113,453)	(653,222)

Cash dividends declared ($0.18 per share in 2008 and 2007)	(439,353)	(443,320)

Balance at end of period	$37,147,621	$34,915,26

See notes to unaudited consolidated financial statements.

5.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net cash from operating activities	$1,216,242	$896,368

Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities, calls and repayments	22,403,914	1,331,608
Purchases	(13,611,007)	(167,061)
Purchase of FHLB stock	(37,000)	—
Proceeds from sale of other real estate	105,000	10,000
Loan originations, net of repayments	7,446,531	(3,234,547)
Proceeds from sale of credit cards	2,513,671	—
Net change in loans held for sale	—	(241,000)
Premises and equipment expenditures, net	(125,547)	(171,964)

Net cash provided by (used for) investing activities	18,695,562	(2,472,964)

Cash flows from financing activities
Net change in deposits	(12,356,630)	(6,646,411)
Net change in short-term borrowings	(2,700,996)	(3,334,306)
Proceeds from other borrowings	8,000,000	5,000,000
Repayment of other borrowings	(148,375)	(174,111)
Purchase of treasury shares	(113,453)	(653,222)
Issuance of treasury shares	—	641
Cash dividends paid	—	—

Net cash (used for) financing activities	(7,319,454)	(5,807,409)

Net change in cash and cash equivalents	12,592,350	(7,384,005)

Cash and cash equivalents at beginning of period	12,193,362	17,653,188

Cash and cash equivalents at end of period	$24,785,712	$10,269,183

Supplemental disclosures
Interest paid	$1,918,857	$1,911,848
Income taxes paid	—	250,000
Non-cash investing activity-transfer of loans to OREO	—	59,096
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
The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2008, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2007, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the full year or any future interim period.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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

7.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES
Securities consist of the following at March 31, 2008 and December 31, 2007:
March 31, 2008

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$99,953	$2,742	$—	$102,695
Obligations of U.S. government corporations and agencies	7,000,000	64,400	—	7,064,400
Mortgage-backed securities	50,862,757	360,711	88,362	51,135,106
Obligations of states and political subdivisions	4,609,484	90,250	24,992	4,674,742

Total debt securities	62,572,194	518,103	113,354	62,976,943
Equity Securities	401,752	779	135,802	266,729

Total available-for-sale	62,973,946	518,882	249,156	63,243,672
Restricted stock	3,142,900	—	—	3,142,900

Total securities	$66,116,846	$518,882	$249,156	$66,386,572

December 31, 2007

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$99,944	$1,704	$—	$101,648
Obligations of U.S. government corporations and agencies	25,498,979	18,190	7,904	25,509,265
Mortgage-backed securities	42,682,972	15,639	333,666	42,364,945
Obligations of states and political subdivisions	3,098,457	60,088	—	3,158,545

Total debt securities	71,380,352	95,621	341,570	71,134,403
Equity Securities	401,752	665	116,990	285,427

Total available-for-sale	71,782,104	96,286	458,560	71,419,830
Restricted stock	3,105,900	—	—	3,105,900

Total securities	$74,888,004	$96,286	$458,560	$74,525,730

8.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — FAIR VALUE MEASUREMENTS (FAS NO. 157)
Effective January 1, 2008, the Company adopted FAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. FAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by FAS No. 157 hierarchy are as follows:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III:	Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2008 by level within the fair value hierarchy. No liabilities are carried at fair value. As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2008
	Level I	Level II	Level III	Total
	(In thousands)
Assets:

Securities available for sale	$266,729	$62,976,943	$—	$63,243,672

9.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiaries (the “Company”) at March 31, 2008 as compared to December 31, 2007, and the consolidated results of operations for the quarterly period ending March 31, 2008 compared to the same period in 2007. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
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
FINANCIAL CONDITION
Total assets were $344.8 million at March 31, 2008, compared to $350.3 million at December 31, 2007, representing a decrease of $5.5 million or 1.6%. Cash and cash equivalents increased $12.6 million, or 103.3%, during the three-month period ending March 31, 2008, due to a $14.3 million increase in Federal funds sold and a $1.7 million decrease in cash and due from banks. Securities decreased $8.1 million or 10.9% during the first three months of 2008 primarily due to calls within the US Agency portfolio and principal repayments within the mortgage-backed securities portfolio. Net loans decreased $9.8 million, or 3.8%, while deposits decreased $12.4 million, or 4.8%, during the three-month period. Short-term borrowings of Federal funds purchased, securities sold under repurchase agreement and Federal Home Loan Bank borrowings decreased $2.7 million, while other borrowings increased $7.9 million during the period as a $10 million investment leverage strategy was executed during the first quarter 2008.
Net loans decreased $9.8 million, or 3.8%, during the three-month period ended March 31, 2008. The credit card portfolio with outstanding balances of $2.2 million was sold during the quarter. The company recognized a net gain on the sale of $261,000. These cards represented less than 1% of loans outstanding. Additional loan balance decreases occurred due to a payoff of several rate sensitive commercial loans as very low fixed rate commercial loan rates were being offered within the Company’s market area. Consumer home equity lines recognized a $1.0 million or 4.9% balance increase for the quarter over December 31, 2007. The allowance for loan losses amounted to $2,691,000, or 1.09% of total loans at March 31, 2008 compared to $2,586,000 or 1.01% of total loans at December 31, 2007.

10.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The increase in the allowance for loan losses as a percentage of total loans is attributed to the additional provision of $107,000 during the quarter, minimal net charge-offs of $2,100 for the quarter and the decline of outstanding loan balances. The Company continues to reflect improved credit quality with the reduction of non-performing loans and other real estate owned at March 31, 2008 in comparison to December 31, 2007 and March 31, 2007.

	March 31, 2008	December 31, 2007	March 31, 2007
Non-performing loans	431,000	571,000	1,536,000
Other real estate	—	101,700	49,100
Allowance for loan losses	2,690,800	2,585,900	2,654,700
Total loans	246,983,900	256,659,100	235,576,900
Allowance: loans	1.09%	1.01%	1.13%
Allowance: non-performing loans	6.2x	4.5x	1.7x
The ratio of gross loans to deposits was 100.0% at March 31, 2008, compared to 98.93% at December 31, 2007. The increase in this ratio is primarily the result of deposit shrinkage experienced during the three months ended March 31, 2008.
The Company had net unrealized gains of $270,000 within its securities portfolio at March 31, 2008, compared to net unrealized losses of $362,000 at December 31, 2007. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $249,000 within the portfolio as of March 31, 2008, were primarily the result of customary and expected fluctuations in the bond market. As a result, all security impairments as of March 31, 2008, are considered temporary.
Management continues to evaluate the three (3) private label CMO’s held within the investment portfolio for any deterioration of investment quality. As of March 31, 2008, within this investment sector, the Company has $4.5 million current value investments, original face of $6.5 million, with gross unrealized losses of $62 thousand. All bonds are rated AAA on March 31, 2008, collateralized primarily by 1-4 family mortgage loans and borrowers in a wide geographical dispersion. All credit scores and loan to value ratios exceed sub prime status.
Short-term borrowings decreased $2.7 million from December 31, 2007 and other borrowings increased $7.9 million as the Company borrowed a $10 million in medium-term advances (1-4 years) from the Federal Home Loan Bank (“FHLB”) to fund $10 million in an investment leverage strategy.
Deposits decreased $12.4 million, or 4.8% from December 31, 2007 with non-interest bearing deposits declining $7.4 million and interest-bearing deposit accounts decreasing $5.0 million. By deposit type, increases were recognized only in money market savings accounts and term deposits greater than $100 thousand. The bank is subject to a first quarter seasonality decrease within its deposit accounts due to its commercial customer base reliance on logging, sawmills, and lumber as well as the tourism and lodging business. On a daily average, deposit balances decreased $4.7 million or 1.8% during the first quarter 2008 to $251.0 million declining from a daily average of $255.7 million for the fourth quarter 2007.

11.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total shareholders’ equity amounted to $37.1 million, or 10.8%, of total assets, at March 31, 2008, compared to $36.3 million, or 10.4% of total assets, at December 31, 2007. The increase in shareholders’ equity during the three months ended March 31, 2008 was due net income of $1,002,000 and an increase in unrealized gains on available-for-sale securities. These gains were partially offset by purchases of $113,000 of treasury shares and dividends declared of $439,000. The Company and its subsidiary bank met all regulatory capital requirements at March 31, 2008.
RESULTS OF OPERATIONS
Three months ended March 31, 2008 and 2007
For the quarter ended March 31, 2008, the Company recorded net income of $1,002,000, or $0.41 per share, as compared to net income of $815,000, or $0.33 per share for the quarter ended March 31, 2007. The $187,000 increase in net income for the quarter was principally due to a $261,000 gain on the sale of the credit card portfolio, $124,000 increase in net interest income and an $48,000 increase in non-interest income. These gains were offset by a $29,000 increase in the provision for loan losses, a $109,000 increase in the federal income tax provision and a $109,000 increase in non-interest expenses.
Interest income for the quarter ended March 31, 2008, was $5,283,000, representing a $137,000 increase, or 2.7%, compared to the same period in 2007. This increase was primarily due to an increase in loan volume and both investment volume and interest rate. Interest expense for the quarter ended March 31, 2008 was $1,904,000, an increase of $13,000, or 0.7%, from the same period in 2007. The increase in interest expense occurred due to an increase in borrowing volume to support asset funding for the quarter ended March 31, 2008. During first quarter 2008, maturing time deposits renewed at interest rates that were lower.
The provision for loan losses for the quarter ended March 31, 2008, was $107,000, compared to a $78,000 provision for the same quarter in 2007. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income for the quarter ended March 31, 2008, was $955,000, an increase of $309,000, or 47.9%, compared to the same quarter in 2007. This increase was primarily due to gain on the sale of the credit card portfolio of $261,000 while other increases in other core fees and services were recognized in service charges on deposit accounts of $12,000, Trust and brokerage fees of $19,000 and a $17,000 increase in debit card interchange income.
Non-interest expenses for the quarter ended March 31, 2008, increased $109,000, or 4.1%, compared to the first quarter of 2007. An increase in occupancy and equipment expense results from a full quarter’s recognition of expenses in 2008 as compared to 2007 from the opening of a branch office in the Orrville, Ohio market in March 2007. Salaries and employee benefits increased $130,000, or 9.2%, primarily the result of increased salary levels due to merit increases, increased medical and retirement benefits and increased bonus accruals based on projections of incentive goals. Other expenses declined with reductions in postage, paper and printing, and telephone expense.

12.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Federal income tax expense increased $109,000, or 28.0% for the quarter ended March 31, 2008 as compared to the first quarter of 2007. The provision for income taxes was $498,000 (effective rate of 33.2%) for the three months ended March 31, 2008, compared to $389,000 (effective rate of 32.3%) for the three months ended March 31, 2007. The increase in the effective tax rate resulted from a decrease in tax-exempt interest income and increased income generated by the company.
CAPITAL RESOURCES
The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to Capital Resources as presented in CSB Bancorp’s annual report on Form 10-K for the year ended December 31, 2007, and as of March 31, 2008 the holding company and its bank meet all capital adequacy requirements to which they are subject.
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $24.8 million at March 31, 2008, an increase of $12.6 million from $12.2 million at December 31, 2007. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal cash flow and maturities on investments maturing within one year represent 15.7% of total assets as of March 31, 2008 compared to 4.5% of total assets at year-end 2007. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.
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

13.

CSB BANCORP, INC.
ITEM 3 — QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2008, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Company’s board-approved policy.
The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 basis point changes in market interest rates at March 31, 2008 and December 31, 2007:
March 31 2008

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$14,667	$884	6.4%
+100	14,212	429	3.1
0	13,783	0	0.0
-100	13,449	(334)	(2.4)
-200	13,027	(756)	(5.5)
December 31, 2007

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$14,682	$506	3.6%
+100	14,457	281	2.0
0	14,176	0	0.0
-100	13,988	(188)	(1.3)
-200	13,646	(530)	(3.7)

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
Quarter ended March 31, 2008
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
There are no matters required to be reported under this item.
ITEM 1A — RISK FACTORS
There were no material changes to the Risk Factors described in Item 1A in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There are no matters required to be reported under this item.
Issuer Purchase of Equity Securities

				Maximum
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased	that May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plans	the Plan

January 1, 2008 to January 31, 2008	None	None	None	67,111

February 1, 2008 to February 29, 2008	6,774.04	$16.75	6,774.04	60,337

March 1, 2008 to March 31, 2008	None	None	None	60,337
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
There are no matters required to be reported under this item

16.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended March 31, 2008
PART II — OTHER INFORMATION
Item 6 — Exhibits:

Exhibit
Number		Description of Document

3.1		Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-KSB for the Fiscal Year ended December 31, 1994)

3	.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s Form 10-K for the Fiscal Year ended December 3, 1998)

3.2		Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)

4		Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB)

11		Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)

31.1		Rule 13a-14(a)/15d-14(a) CEO’s Certification

31.2		Rule 13a-14(a)/15d-14(a) CFO’s Certification

32.1		Section 1350 CEO’s Certification

32.2		Section 1350 CFO’s Certification

17.

CSB BANCORP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC. (Registrant)
Date: May 9, 2008	/s/ Eddie L. Steiner
Eddie L. Steiner
President Chief Executive Officer

Date: May 9, 2008	/s/ Paula J. Meiler
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