Form 10-Q
period 2008-06-30
CSB BANCORP INC /OH
filed 2008-08-12
CIK 880417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at August 12, 2008:
2,422,050 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED June 30, 2008

CSB BANCORP, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from bank	$11,350,478	$12,111,807
Interest-earning deposits in other banks	181,101	81,555
Federal funds sold	11,000,000	—

Total cash and cash equivalents	22,531,579	12,193,362

Securities available-for-sale, at fair value	65,562,619	71,419,830
Restricted stock, at cost	3,181,600	3,105,900

Total securities	68,744,219	74,525,730

Loans	249,542,605	256,659,059
Less allowance for loan losses	2,717,912	2,585,901

Net loans	246,824,693	254,073,158

Premises and equipment, net	7,076,699	7,273,238
Accrued interest receivable and other assets	1,926,733	2,204,257

Total Assets	$347,103,923	$350,269,745

LIABILITIES
Deposits
Noninterest-bearing	$40,794,649	$46,038,976
Interest-bearing	207,381,737	213,347,066

Total deposits	248,176,386	259,386,042
Short-term borrowings	27,111,134	27,305,157
Other borrowings	33,767,797	26,023,888
Accrued interest payable and other liabilities	1,471,300	1,276,610

Total liabilities	310,526,617	313,991,697

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,667,786 shares	16,673,667	16,673,667
Additional paid-in capital	6,459,819	6,452,319
Retained earnings	18,994,645	17,990,445
Treasury stock at cost: 245,736 shares in 2008 and 220,162 shares in 2007	(5,013,535)	(4,599,282)
Accumulated other comprehensive loss	(537,290)	(239,101)

Total shareholders’ equity	36,577,306	36,278,048

Total Liabilities and Shareholders’ Equity	$347,103,923	$350,269,745

See notes to unaudited consolidated financial statements.

3.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income
Loans, including fees	$4,017,256	$4,485,314	$8,429,960	$8,799,834
Taxable securities	772,867	734,392	1,577,489	1,484,449
Nontaxable securities	55,544	66,617	99,422	135,129
Other	47,664	2,186	69,871	15,380

Total interest income	4,893,331	5,288,509	10,176,742	10,434,792

Interest expense
Deposits	1,166,153	1,600,736	2,593,911	3,154,099
Other	441,414	412,420	917,302	750,048

Total interest expense	1,607,567	2,013,156	3,511,213	3,904,147

Net interest income	3,285,764	3,275,353	6,665,529	6,530,645
Provision for loan losses	47,677	124,271	154,709	202,276

Net interest income after provision for loan losses	3,238,087	3,151,082	6,510,820	6,328,369

Non-interest income
Service charges on deposit accounts	339,256	316,887	626,408	592,359
Trust and financial services	162,568	186,638	351,232	356,275
Debit card interchange fees	80,370	61,911	151,190	115,803
Credit card fee income	12,379	65,358	76,431	128,805
Gain on sale of loans	7,176	1,946	271,835	4,690
Other income	78,197	77,196	158,336	158,105
Insurance recovery	—	186,526	—	186,526
Securities gains	—	5,430	—	5,430

Total non-interest income	679,946	901,892	1,635,432	1,547,993

Non-interest expenses
Salaries and employee benefits	1,527,162	1,434,823	3,064,065	2,842,003
Occupancy expense	184,915	181,720	382,796	366,273
Equipment expense	119,320	125,214	244,770	241,132
State franchise tax	107,380	104,741	214,810	206,079
Professional and director fees	140,343	164,760	279,899	306,142
Telephone expense	46,877	55,305	104,544	119,970
Other expenses	491,274	579,944	1,054,846	1,184,784

Total non-interest expenses	2,617,271	2,646,507	5,345,730	5,266,383

Income before income taxes	1,300,762	1,406,467	2,800,522	2,609,979
Federal income tax provision	423,000	450,000	921,000	839,000

Net income	$877,762	$956,467	$1,879,522	$1,770,979

Basic and diluted earnings per share	$0.36	$0.39	$0.77	$0.72

See notes to unaudited consolidated financial statements.

4.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance at beginning of period	$37,147,621	$34,915,226	$36,278,048	$35,070,320

Comprehensive income :
Net income	877,762	956,467	1,879,522	1,770,979
Change in net unrealized loss, net of reclassification adjustments and related income taxes $(368,492), $(158,912), $(153,612), and $(99,646), respectively	(715,308)	(308,477)	(298,189)	(193,432)

Total comprehensive income	162,454	649,990	1,581,333	1,577,547

Issuance of 40 shares from treasury		—		641

Stock-based compensation expense	4,000	—	7,500	11,250

Purchase of treasury shares	(300,800)	(761)	(414,253)	(653,983)

Cash dividends declared ($0.18 and $0.36 per share in 2008 and 2007)	(435,969)	(443,320)	(875,322)	(886,640)

Balance at end of period	$36,577,306	$35,119,135	$36,577,306	$35,119,135

See notes to unaudited consolidated financial statements.

5.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Net cash from operating activities	$2,229,326	$1,564,951

Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities, calls and repayments	27,083,212	3,232,451
Purchases	(21,730,677)	(167,061)
Purchase of FHLB stock	(75,700)	—
Proceeds from sale of other real estate	105,000	10,000
Loan originations, net of repayments	4,858,189	(10,496,202)
Proceeds from sale of credit cards	2,513,671	—
Premises and equipment expenditures, net	(131,428)	(436,157)

Net cash provided by (used for) investing activities	12,622,267	(7,856,969)

Cash flows from financing activities
Net change in deposits	(11,209,656)	(9,813,169)
Net change in short-term borrowings	(194,023)	5,234,970
Proceeds from other borrowings	8,000,000	5,000,000
Repayment of other borrowings	(256,091)	(296,480)
Purchase of treasury shares	(414,253)	(653,983)
Issuance of treasury shares	—	641
Cash dividends paid	(439,353)	(443,320)

Net cash used for financing activities	(4,513,376)	(971,341)

Net change in cash and cash equivalents	10,338,217	(7,263,359)

Cash and cash equivalents at beginning of period	12,193,362	17,653,188

Cash and cash equivalents at end of period	$22,531,579	$10,389,829

Supplemental disclosures
Interest paid	$3,543,249	$3,880,531
Income taxes paid	926,000	1,010,000
Non-cash investing activity-transfer of loans to OREO	—	59,096
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
The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2008, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2007, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full year or any future interim period.
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

7.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES
Securities consist of the following at June 30, 2008 and December 31, 2007:
June 30, 2008

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$99,968	$1,579	$—	$101,547
Obligations of U.S. government corporations and agencies	11,417,400	24,690	55,984	11,386,106
Mortgage-backed securities	48,257,199	25,766	698,354	47,584,611
Obligations of states and political subdivisions	6,193,006	58,417	58,136	6,193,287

Total debt securities	65,967,573	110,452	812,474	65,265,551
Equity Securities	409,122	779	112,833	297,068

Total available-for-sale	66,376,695	111,231	925,307	65,562,619
Restricted stock	3,181,600	—	—	3,181,600

Total securities	$69,558,295	$111,231	$925,307	$68,744,219

December 31, 2007

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$99,944	$1,704	$—	$101,648
Obligations of U.S. government corporations and agencies	25,498,979	18,190	7,904	25,509,265
Mortgage-backed securities	42,682,972	15,639	333,666	42,364,945
Obligations of states and political subdivisions	3,098,457	60,088	—	3,158,545

Total debt securities	71,380,352	95,621	341,570	71,134,403
Equity Securities	401,752	665	116,990	285,427

Total available-for-sale	71,782,104	96,286	458,560	71,419,830
Restricted stock	3,105,900	—	—	3,105,900

Total securities	$74,888,004	$96,286	$458,560	$74,525,730

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
The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2008 by level within the fair value hierarchy. No liabilities are carried at fair value. As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2008
	Level I	Level II	Level III	Total
Assets:
Securities available for sale	$297,068	$65,265,551	$	$65,562,619
NOTE 4 — PENDING ACQUISITION
On May 14, 2008, CSB Bancorp, Inc. entered into a definitive agreement and plan of merger whereby CSB Bancorp, Inc. will acquire Indian Village Bancorp, Inc. (“Indian Village”), and its wholly-owned subsidiary, Indian Village Community Bank. Subject to approval by Indian Village shareholders, receipt of regulatory approvals and satisfaction of other customary closing conditions, Indian Village will be merged with and into CSB Bancorp, Inc., followed immediately by the merger of Indian Village Community Bank with and into The Commercial and Savings Bank. Indian Village Community Bank has banking centers located in each of Gnadenhutten, New Philadelphia and North Canton, Ohio, and offers a wide range of bank products and services. Under the terms of the agreement, the Company will pay a combination of stock and cash as set forth in the definitive agreement and plan of merger for each outstanding common share of Indian Village, resulting in aggregate merger consideration of approximately $7.9 million. The transaction is expected to close late in the third quarter or early in the fourth quarter of 2008. This transaction will be accounted for using the purchase method of accounting.

9.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiaries (the “Company”) at June 30, 2008 as compared to December 31, 2007, and the consolidated results of operations for the quarter and six-month period ended June 30, 2008 compared to the same period in 2007. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
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
FINANCIAL CONDITION
Total assets were $347.1 million at June 30, 2008, compared to $350.3 million at December 31, 2007, representing a decrease of $3.2 million or 0.9%. Cash and cash equivalents increased $10.3 million, or 84.8%, during the six-month period ending June 30, 2008, due to a $11.0 million increase in Federal funds sold and a $762 thousand decrease in cash and due from banks. Securities decreased $5.8 million or 7.8% during the first six months of 2008 primarily due to calls within the US Agency portfolio and principal repayments within the mortgage-backed securities portfolio. Net loans decreased $7.2 million, or 2.9%, while deposits decreased $11.2 million, or 4.3%, during the six-month period. Short-term borrowings of Federal funds purchased, securities sold under repurchase agreement and Federal Home Loan Bank borrowings decreased $194,000, while other borrowings increased $7.7 million during the period as a $10 million investment leverage strategy was executed during the first quarter 2008.
Net loans decreased $7.2 million, or 2.9%, during the six-month period ended June 30, 2008. The credit card portfolio with outstanding balances of $2.2 million was sold during the quarter ended March 31, 2008. The company recognized a net gain on the sale of $261,000. These cards represented less than 1% of loans outstanding. Additional loan balance decreases occurred due to a payoff of several rate sensitive commercial loans as very low fixed rate commercial loan rates were being offered within the Company’s market area. Consumer home equity lines recognized a $1.6 million or 7.6% balance increase over December 31, 2007. The allowance for loan losses amounted to $2,718,000, or 1.09% of total loans at June 30, 2008 compared to $2,586,000 or 1.01% of total loans at December 31, 2007.

10.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The increase in the allowance for loan losses as a percentage of total loans is attributed to the additional provision of $155,000, minimal net charge-offs of $23,000, and the decline of outstanding loan balances for the six months ended June 30, 2008. The Company continues to reflect improved credit quality with the reduction of non-performing loans and other real estate owned at June 30, 2008 in comparison to December 31, 2007 and June 30, 2007.

	June 30, 2008	December 31, 2007	June 30, 2007
Non-performing loans	615,000	571,000	1,586,000
Other real estate	—	101,700	49,000
Allowance for loan losses	2,718,000	2,585,900	2,426,000
Total loans	249,543,000	256,659,100	242,485,000
Allowance: loans	1.09%	1.01%	1.00%
Allowance: non-performing loans	4.4x	4.5x	1.5x
The ratio of gross loans to deposits was 100.1% at June 30, 2008, compared to 98.93% at December 31, 2007. The increase in this ratio is primarily the result of deposit shrinkage experienced during the six months ended June 30, 2008.
The Company had net unrealized losses of $814,000 within its securities portfolio at June 30, 2008, compared to net unrealized losses of $362,000 at December 31, 2007. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $925,000 within the portfolio as of June 30, 2008, were primarily the result of customary and expected fluctuations in the bond market. As a result, all security impairments as of June 30, 2008, are considered temporary.
Management continues to evaluate the three (3) private label CMO’s held within the investment portfolio for any deterioration of investment quality. As of June 30, 2008, within this investment sector, the Company has $4.3 million current value investments, original face of $6.5 million, with gross unrealized losses of $107 thousand. All bonds are rated AAA on June 30, 2008, collateralized primarily by 1-4 family mortgage loans and borrowers in a wide geographical dispersion. All credit scores and loan to value ratios exceed sub prime status.
Short-term borrowings decreased $194,000 from December 31, 2007 and other borrowings increased $7.7 million as the Company borrowed a $10 million in medium-term advances (1-4 years) from the Federal Home Loan Bank (“FHLB”) to fund $10 million in an investment leverage strategy.
Deposits decreased $11.2 million, or 4.3% from December 31, 2007 with non-interest bearing deposits declining $5.2 million and interest-bearing deposit accounts decreasing $6.0 million. By deposit type, increases were recognized only in money market savings accounts for the six-month period ended June 30, 2008. The bank is subject to seasonality within its deposit accounts due to its commercial customer base reliance on logging, sawmills, and lumber as well as the tourism and lodging business. On a year over year basis non-interest bearing accounts were up $146,000 while interest-bearing accounts decreased $2.3 million.

11.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total shareholders’ equity amounted to $36.6 million, or 10.5%, of total assets, at June 30, 2008, compared to $36.3 million, or 10.4% of total assets, at December 31, 2007. The increase in shareholders’ equity during the six months ended June 30, 2008 was due to net income of $1,880,000. These increases were partially offset by purchases of $414,000 of treasury shares and dividends declared of $875,000. The Company and its subsidiary bank met all regulatory capital requirements at June 30, 2008.
RESULTS OF OPERATIONS
Three months ended June 30, 2008 and 2007
For the quarter ended June 30, 2008, the Company recorded net income of $878,000, or $0.36 per share, as compared to net income of $956,000, or $0.39 per share for the quarter ended June 30, 2007. The $79,000 decrease in net income for the quarter was principally due to a $187,000 non-recurring insurance recovery for the quarter ended June 30, 2007 which was partially offset by a $77,000 reduction in the provision for loan losses.
Interest income for the quarter ended June 30, 2008, was $4,893,000, representing a $395,000 decrease, or 7.5%, compared to the same period in 2007. This decrease was primarily due to a decrease in loan interest rate to 6.48% for the second quarter in 2008 from 7.50% for the quarter ended June 30, 2007. This decrease was partially offset by an increase in the yield on securities and the volume of fed funds sold. Interest expense for the quarter ended June 30, 2008 was $1,608,000, a decrease of $406,000, or 20.1%, from the same period in 2007. The decrease in interest expense occurred due to decreases in interest rates across the board for the quarter ended June 30, 2008. During second quarter 2008, maturing time deposits renewed at interest rates that were lower.
The provision for loan losses for the quarter ended June 30, 2008, was $48,000, compared to a $124,000 provision for the same quarter in 2007. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income for the quarter ended June 30, 2008, was $680,000, a decrease of $222,000, or 24.6%, compared to the same quarter in 2007. This decrease was primarily recording of a due to the recording of a $187,000 non-recurring insurance recovery for the quarter ended June 30, 2007 and the reduction of credit card fee income of $53,000 resulting from the sale of the cards in March 2008. Trust and brokerage fees slid $24,000 on a quarter over quarter basis as the market value of assets under management declined. Partially offsetting the losses in non-interest income were increases to both service charges on deposits as per item overdraft fees were increased and debit card interchange income due to increased commission due to rate.
Non-interest expenses for the quarter ended June 30, 2008, decreased $29,000, or 1.1%, compared to the second quarter of 2007. Salaries and employee benefits increased $92,000, or 6.4%, primarily the result of increased salary levels due to merit increases, increased medical and retirement benefits and increased bonus accruals based on projections of incentive goals. Other expenses declined with reductions in postage, advertising, debit card fees, and telephone expense.

12.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Federal income tax expense decreased $27,000, or 6.0% for the quarter ended June 30, 2008 as compared to the second quarter of 2007. The provision for income taxes was $423,000 (effective rate of 32.5%) for the quarter ended June 30, 2008, compared to $450,000 (effective rate of 32.0%) for the quarter ended June 30, 2007. The increase in the effective tax rate resulted from a decrease in tax-exempt interest income and increased income generated by the company.
Six months ended June 30, 2008 and 2007
Net income for the six months ending June 30, 2008, was $1,880,000, or $0.77 per share, as compared to $1,771,000 or $0.72 per share during the same period in 2007. Return on average assets and return on average equity were 1.11% and 10.14%, respectively, for the six-month period of 2008, compared to 1.10% and 10.11%, respectively for 2007.
Net interest income was $6,666,000 for the six months ended June 30, 2008, an increase of $135,000 or 2.1% from the same period last year. Comparative net income increased primarily due to an increase in non-interest income of $87,000 and a decrease to the provision for loans losses of $48,000 compared to the same period in 2007. The improvements in net income were partially offset by an increase in non-interest expenses of $79,000. Interest income for the six months ended June 30, 2008, was $10,177,000 a decrease of $258,000 or 2.5% from the same period in 2007.
Interest income on loans decreased $370,000, or 4.2%, for the six months ended June 30, 2008, as compared to the same period in 2007. This decrease was primarily due to an interest rate decrease of 77 basis points for the comparable six-month periods. Interest income on securities increased $57,000, or 3.5%, as the yield on taxable securities increased 27 basis points, which was partially offset by average investment balances decreasing by $800,000. Interest income on fed funds sold increased $54,000 for the six months ended June 30, 2008 as average fed funds sold balances increased $6.2 million, compared to the same period in 2007.
Interest expense decreased $393,000 to $3,511,000 for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Interest expense on deposits decreased $560,000, or 17.8%, from the same period as last year, while interest expense on other borrowings increased $167,000 or 22.3%. The decrease in interest expense has been caused by lower interest rates being paid across the board on interest-bearing deposit accounts and borrowings. Time deposits continue to renew at lower interest rates, and some depositors have moved monies to saving instruments anticipating higher rate time deposits. Competition for deposits continues to increase with larger money center banks paying higher interest rates on term deposits above market interest rates. The net interest margin declined by 21 basis points for the six-month period ended June 30, 2008, to 4.14%, from 4.35% for the same period in 2007.
The provision for loan losses was $155,000 during the first six months of 2008, compared to $202,000 in the same six-month period of 2007. The provision or credit for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income increased $87,000, or 5.6%, during the six months ended June 30, 2008, as compared to the same period in 2007. The increase in non-interest income was due to the sale of credit cards resulting in a gain of $261,000 during first quarter 2008 and the increase in debit card interchange fees. Service charges on deposits increased $34,000 from the same period in 2007 due to increases in

13.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NSF fees in 2008. These gains were partially offset by a $52,000 reduction in credit card fee income as the Company’s cards were sold during March 2008 and the non-recurring insurance recovery of $187,000 recorded in June 2007.
Non-interest expenses increased $79,000, or 1.5%, for the six months ended June 30, 2008, compared to the same period in 2007. Salaries and employee benefits increased $222,000, or 7.8%, primarily the result of increased benefit programs. Professional and directors fees decreased due to a lower number of outside directors as well as reduced fees payable to a third party vendor in connection with the overdraft privilege program. Occupancy expense has increased during the first six-months of 2008 as compared with 2007 due to increased rents, maintenance and utilities. Other expenses decreased $130,000 primarily the result of a $70,000 decrease in credit card expenses as the credit card portfolio was sold during the first quarter 2008. Additional expense reductions were realized in trust third party vendor expenses, advertising due to the opening promotional costs of the Orrville office being expensed in 2007, telephone, ATM third party vendor expenses, decreased loan collection expenses due to the lower dollar volume of nonperforming loans in 2008, and postage expense.
The provision for income taxes was $921,000 (effective rate of 32.9%) for the six months ended June 30, 2007, compared to $839,000 (effective rate of 32.1%) for the six months ended June 30, 2007. The increase in the effective tax rate resulted from a decrease in tax-exempt interest income as a portion of total income before income taxes.
CAPITAL RESOURCES
The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to Capital Resources as presented in CSB Bancorp’s annual report on Form 10-K for the year ended December 31, 2007, and as of June 30, 2008 the holding company and its bank meet all capital adequacy requirements to which they are subject.
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $22.5 million at June 30, 2008, an increase of $10.3 million from $12.2 million at December 31, 2007. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal cash flow and maturities on investments maturing within one year represent 15.0% of total assets as of June 30, 2008 compared to 4.5% of total assets at year-end 2007. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

14.

CSB BANCORP, INC.
QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3 –QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2008, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Company’s board-approved policy.
The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 basis point changes in market interest rates at June 30, 2008 and December 31, 2007:
June 30 2008

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$13,929	$864	6.6%
+100	13,493	428	3.3
0	13,065	0	0.0
-100	12,708	(357)	(2.7)
-200	12,243	(822)	(6.3)
December 31, 2007

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$14,682	$506	3.6%
+100	14,457	281	2.0
0	14,176	0	0.0
-100	13,988	(188)	(1.3)
-200	13,646	(530)	(3.7)

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
Quarter ended June 30, 2008
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
There are no matters required to be reported under this item.
ITEM 1A — RISK FACTORS
There were no material changes to the Risk Factors described in Item 1A in the Company’s Annual Report on Form 10-K for the   period ended December 31, 2007.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There are no matters required to be reported under this item.
Issuer Purchase of Equity Securities

				Maximum
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased	that May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plans	the Plan

April 1, 2008 to April 30, 2008	—	—	—	60,337

May 1, 2008 to May 31, 2008	18,800	$16.00	18,800	41,537

June 1, 2008 to June 30, 2008	—	—	—	41,537
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
There are no matters required to be reported under this item

17.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended June 30, 2008
PART II — OTHER INFORMATION
Item 6 — Exhibits:

Exhibit
Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-KSB for the Fiscal Year ended December 31, 1994)

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s Form 10-K for the Fiscal Year ended December 31, 1998)

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)

4	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB.

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification

32.1	Section 1350 CEO’s Certification

32.2	Section 1350 CFO’s Certification

18.

CSB BANCORP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC. (Registrant)
Date: August 12, 2008	/s/ Eddie L. Steiner
Eddie L. Steiner
President Chief Executive Officer

Date: August 12, 2008	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President Chief Financial Officer

19.

CSB BANCORP, INC.
Index to Exhibits

Exhibit
Number	Description of Document
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-KSB for the Fiscal Year ended December 31, 1994)

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s Form 10-k for the Fiscal Year ended December 31, 1998)

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)

4	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB)

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification

32.1	Section 1350 CEO’s Certification

32.2	Section 1350 CFO’s Certification

20.