Form 10-Q
period 2008-09-30
CSB BANCORP INC /OH
filed 2008-11-14
CIK 880417

CSB BANCORP, INC.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at November 14, 2008:
2,734,932 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED September 30, 2008

CSB BANCORP, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from bank	$8,592,417	$12,111,807
Interest-earning deposits in other banks	30,835	81,555
Federal funds sold	1,800,000	—

Total cash and cash equivalents	10,423,252	12,193,362

Securities available-for-sale, at fair value	67,417,273	71,419,830
Restricted stock, at cost	3,220,800	3,105,900

Total securities	70,638,073	74,525,730

Loans	256,343,002	256,659,059
Less allowance for loan losses	2,780,578	2,585,901

Net loans	253,562,424	254,073,158

Premises and equipment, net	7,073,444	7,273,238
Accrued interest receivable and other assets	2,045,872	2,204,257

Total Assets	$343,743,065	$350,269,745

LIABILITIES
Deposits
Noninterest-bearing	$44,217,085	$46,038,976
Interest-bearing	201,735,720	213,347,066

Total deposits	245,952,805	259,386,042
Short-term borrowings	24,756,834	27,305,157
Other borrowings	33,681,998	26,023,888
Accrued interest payable and other liabilities	1,839,484	1,276,610

Total liabilities	306,231,121	313,991,697

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,667,786 shares	16,673,667	16,673,667
Additional paid-in capital	6,463,569	6,452,319
Retained earnings	19,449,252	17,990,445
Treasury stock at cost: 245,803 shares in 2008 and 220,162 shares in 2007	(5,014,541)	(4,599,282)
Accumulated other comprehensive loss	(60,003)	(239,101)

Total shareholders’ equity	37,511,944	36,278,048

Total Liabilities and Shareholders’ Equity	$343,743,065	$350,269,745

See notes to unaudited consolidated financial statements.

3.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income
Loans, including fees	$4,073,175	$4,633,268	$12,503,136	$13,433,102
Taxable securities	800,062	720,952	2,377,551	2,205,401
Nontaxable securities	60,088	62,931	159,510	198,060
Other	32,992	944	102,863	16,324

Total interest income	4,966,317	5,418,095	15,143,060	15,852,887

Interest expense
Deposits	1,068,797	1,608,916	3,662,709	4,763,015
Other	457,693	419,497	1,374,994	1,169,545

Total interest expense	1,526,490	2,028,413	5,037,703	5,932,560

Net interest income	3,439,827	3,389,682	10,105,357	9,920,327
Provision for loan losses	107,031	151,264	261,740	353,540

Net interest income after provision for loan losses	3,332,796	3,238,418	9,843,617	9,566,787

Non-interest income
Service charges on deposit accounts	326,006	335,536	952,414	927,894
Trust and financial services	138,128	188,598	489,360	544,873
Debit card interchange fees	81,805	85,551	232,995	201,354
Credit card fee income	53,393	63,818	129,824	192,623
Gain on sale of loans	9,475	10,115	281,309	14,805
Other income	99,805	78,663	258,142	236,768
Insurance recovery	—	—	—	186,526
Securities gains (losses)	(35,000)	—	(35,000)	5,430

Total non-interest income	673,612	762,281	2,309,044	2,310,273

Non-interest expenses
Salaries and employee benefits	1,532,758	1,485,842	4,596,823	4,327,845
Occupancy expense	183,735	188,167	566,531	554,439
Equipment expense	122,541	131,192	367,312	372,324
State franchise tax	108,560	105,892	323,370	311,971
Professional and director fees	95,454	147,009	375,353	453,151
Telephone expense	47,064	54,850	151,609	174,821
Other expenses	571,732	609,157	1,626,578	1,793,941

Total non-interest expenses	2,661,844	2,722,109	8,007,575	7,988,492

Income before income taxes	1,344,564	1,278,590	4,145,086	3,888,568
Federal income tax provision	454,000	415,500	1,375,000	1,254,500

Net income	$890,564	$863,090	$2,770,086	$2,634,068

Basic and diluted earnings per share	$0.37	$0.35	$1.14	$1.07

See notes to unaudited consolidated financial statements.

4.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance at beginning of period	$36,577,306	$35,119,135	$36,278,048	$35,070,320

Comprehensive income:
Net income	890,564	863,090	2,770,086	2,634,068
Change in net unrealized loss, net of reclassification adjustments and related income taxes $245,875, $207,216, $92,262, and $107,570, respectively	477,287	402,244	179,098	208,812

Total comprehensive income	1,367,851	1,265,334	2,949,184	2,842,880

Issuance of 40 shares from treasury	—	—	—	641

Stock-based compensation expense	3,750	7,165	11,250	18,415

Purchase of treasury shares	(1,006)	(131)	(415,259)	(654,114)

Cash dividends declared ($0.18 and $0.54 per share in 2008 and 2007)	(435,957)	(443,320)	(1,311,279)	(1,329,959)

Balance at end of period	$37,511,944	$35,948,183	$37,511,944	$35,948,183

See notes to unaudited consolidated financial statements.

5.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Net cash from operating activities	$3,384,940	$3,067,230

Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities, calls and repayments	17,869,675	6,529,688
Purchases	(13,611,007)	(2,156,064)
Purchase of FHLB stock	(114,900)	—
Proceeds from sale of other real estate	105,000	59,096
Loan originations, net of repayments	(1,983,166)	(13,664,910)
Proceeds from sale of credit cards	2,513,671	—
Premises and equipment expenditures, net	(320,292)	(461,715)

Net cash provided by (used for) investing activities	4,458,981	(9,693,905)

Cash flows from financing activities
Net change in deposits	(13,433,237)	(6,583,339)
Net change in short-term borrowings	(2,548,323)	3,761,849
Proceeds from other borrowings	8,000,000	5,000,000
Repayment of other borrowings	(341,890)	(391,888)
Purchase of treasury shares	(415,259)	(654,113)
Issuance of treasury shares	—	641
Cash dividends paid	(875,322)	(886,639)

Net cash used for financing activities	(9,614,031)	246,511

Net change in cash and cash equivalents	(1,770,110)	(6,380,164)

Cash and cash equivalents at beginning of period	12,193,362	17,653,188

Cash and cash equivalents at end of period	$10,423,252	$11,273,024

Supplemental disclosures
Interest paid	$5,120,995	$5,816,914
Income taxes paid	1,326,000	1,560,000
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
The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2008, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2007, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the full year or any future interim period.
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
In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset. This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

7.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES
Securities consist of the following at September 30, 2008 and December 31, 2007:
September 30, 2008

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$99,971	$1,396	$—	$101,367
Obligations of U.S. government corporations and agencies	12,406,349	39,783	11,880	12,434,252
Mortgage-backed securities	48,436,341	159,897	144,981	48,451,257
Obligations of states and political subdivisions	6,191,404	42,227	90,896	6,142,735

Total debt securities	67,134,065	243,303	247,757	67,129,611
Equity Securities	374,123	437	86,898	287,662

Total available-for-sale	67,508,188	243,740	334,655	67,417,273
Restricted stock	3,220,800	—	—	3,220,800

Total securities	$70,728,988	$243,740	$334,655	$70,638,073

December 31, 2007

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$99,944	$1,704	$—	$101,648
Obligations of U.S. government corporations and agencies	25,498,979	18,190	7,904	25,509,265
Mortgage-backed securities	42,682,972	15,639	333,666	42,364,945
Obligations of states and political subdivisions	3,098,457	60,088	—	3,158,545

Total debt securities	71,380,352	95,621	341,570	71,134,403
Equity Securities	401,752	665	116,990	285,427

Total available-for-sale	71,782,104	96,286	458,560	71,419,830
Restricted stock	3,105,900	—	—	3,105,900

Total securities	$74,888,004	$96,286	$458,560	$74,525,730

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
The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2008 by level within the fair value hierarchy. No liabilities are carried at fair value. As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2008
	Level I	Level II	Level III	Total
Assets:
Securities available for sale	$287,662	$67,129,611	$—	$67,417,273
NOTE 4 — ACQUISITION
Effective as of the close of business on October 31, 2008 CSB Bancorp, Inc. (“CSB”) completed the merger of Indian Village Bancorp, Inc. (“Indian Village”) with and into CSB pursuant to the terms of the Agreement and Plan of Merger dated as of May 14, 2008. Immediately following the merger, Indian Village Community Bank was merged with and into The Commercial and Savings Bank of Millersburg. Indian Village banking centers are located in Gnadenhutten, New Philadelphia and North Canton, Ohio. Under the terms of the agreement, the Company paid a combination of stock and cash as set forth in the definitive agreement and plan of merger for each outstanding common share of Indian Village, resulting in aggregate merger consideration of approximately $7.9 million. This transaction will be accounted for using the purchase method of accounting.
The following table summarizes the book values of the assets acquired and liabilities assumed at the date of acquisition of Indian Village. Fair market value adjustments will be made as additional information becomes available.

9.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — ACQUISITION-(continued)

October 31, 2008
(dollars in thousands)	Unaudited
Assets
Cash and cash equivalents	$9,029
Securities	9,383
Other investments	2,019
Loans, net of allowance of $458	56,119
Premises and equipment	1,672
Other assets	4,422

Total assets acquired	$82,644

Liabilities
Deposits	$58,021
Borrowings	16,941
Other liabilities	1,313

Total liabilities assumed	76,275

Net assets acquired	$6,369

10.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiaries (the “Company”) at September 30, 2008 as compared to December 31, 2007, and the consolidated results of operations for the quarter and nine-month period ended September 30, 2008 compared to the same period in 2007. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
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
FINANCIAL CONDITION
Total assets were $343.7 million at September 30, 2008, compared to $350.3 million at December 31, 2007, representing a decrease of $6.6 million or 1.9%. Cash and cash equivalents decreased $1.8 million, or 14.5%, during the nine-month period ending September 30, 2008, due to a $3.5 million decrease in cash and due from banks which was partially offset by a $1.8 million increase in Federal funds sold. Securities decreased $4.0 million or 7.8% during the first nine months of 2008 primarily due to calls within the US Agency portfolio and principal repayments within the mortgage-backed securities portfolio. Net loans decreased $511,000, or 0.2%, while deposits decreased $13.4 million, or 5.2%, during the nine-month period. Short-term borrowings of Federal funds purchased, securities sold under repurchase agreement and Federal Home Loan Bank borrowings decreased $2.5 million, while other borrowings increased $7.7 million during the period as a $10 million investment leverage strategy was executed during the first quarter 2008.
Net loans decreased $511,000, or 0.2%, during the nine-month period ended September 30, 2008. The credit card portfolio with outstanding balances of $2.2 million was sold during the quarter ended March 31, 2008. The company recognized a net gain on the sale of $261,000. These cards represented less than 1% of loans outstanding. Additional loan balance decreases occurred due to a payoff of several rate sensitive commercial loans as very low fixed rate commercial loan rates were being offered within the Company’s market area. Consumer home equity lines recognized a $1.6 million or 7.6% balance increase over December 31, 2007. The allowance for loan losses amounted to $2,781,000, or 1.08% of total loans at September 30, 2008 compared to $2,586,000 or 1.01% of total loans at December 31, 2007.

11.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The increase in the allowance for loan losses as a percentage of total loans is attributed to the additional provision of $262,000, net charge-offs of $67,000, and the decline of outstanding loan balances for the nine months ended September 30, 2008. The Company continues to reflect improved credit quality with the reduction of non-performing loans and other real estate owned at September 30, 2008 in comparison to December 31, 2007 and September 30, 2007.

(dollars in thousands)	September 30, 2008		December 31, 2007		September 30, 2007
Non-performing loans	577		571		1,092
Other real estate	0		101		0
Allowance for loan losses	2,781		2,586		2,555
Total loans	256,343		256,659		245,626
Allowance: loans	1.08%		1.01%		1.04%
Allowance: non-performing loans	4.9	x	4.5	x	2.3	x
The ratio of gross loans to deposits was 104.2% at September 30, 2008, compared to 98.9% at December 31, 2007. The increase in this ratio is primarily the result of deposit shrinkage experienced during the nine months ended September 30, 2008.
The Company had net unrealized losses of $91,000 within its securities portfolio at September 30, 2008, compared to net unrealized losses of $362,000 at December 31, 2007. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $335,000 within the portfolio as of September 30, 2008, were primarily the result of customary and expected fluctuations in the bond market. As a result, all security impairments as of September 30, 2008, are considered temporary.
Management continues to evaluate the three (3) private label CMOs held within the investment portfolio for any deterioration of investment quality. As of September 30, 2008, within this investment sector, the Company has $4.0 million current value investments, original face of $6.5 million, with gross unrealized losses of $78,000. All bonds are rated AAA on September 30, 2008, collateralized primarily by 1-4 family mortgage loans and borrowers in a wide geographical dispersion. All credit scores and loan to value ratios exceed sub prime status.
Short-term borrowings decreased $2.5 million from December 31, 2007 and other borrowings increased $7.7 million as the Company borrowed a $10 million in medium-term advances (1-4 years) from the Federal Home Loan Bank (“FHLB”) to fund $10 million in an investment leverage strategy.
Deposits decreased $13.4 million, or 5.2% from December 31, 2007 with non-interest bearing deposits declining $1.8 million and interest-bearing deposit accounts decreasing $11.6 million. By deposit type, increases were recognized only in money market savings accounts for the nine-month period ended September 30, 2008. On a year over year basis non-interest bearing accounts were up $1.9 million while interest-bearing accounts decreased $9.5 million.

12.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total shareholders’ equity amounted to $37.5 million, or 10.9%, of total assets, at September 30, 2008, compared to $36.3 million, or 10.4% of total assets, at December 31, 2007. The increase in shareholders’ equity during the nine months ended September 30, 2008 was due to net income of $2,770,000. The increase was partially offset by purchases of $415,000 of treasury shares and dividends declared of $1,311,000. The Company and its subsidiary bank met all regulatory capital requirements at September 30, 2008.
RESULTS OF OPERATIONS
Three months ended September 30, 2008 and 2007
For the quarter ended September 30, 2008, the Company recorded net income of $891,000, or $0.37 per share, as compared to net income of $863,000, or $0.35 per share for the quarter ended September 30, 2007. The $28,000 increase in net income for the quarter was principally due an increase in net interest income and reductions in the provision for loan losses and other non-interest expenses. These increases to income were partially offset by a reduction in other income and increase in federal income tax.
Interest income for the quarter ended September 30, 2008, was $4,966,000, representing a $452,000 decrease, or 8.3%, compared to the same period in 2007. This decrease was primarily due to a decrease in loan interest rate to 6.38% for the second quarter in 2008 from 7.52% for the quarter ended September 30, 2007. This decrease was partially offset by an increase in the yield on securities and the volume of fed funds sold. Interest expense for the quarter ended September 30, 2008 was $1,526,000, a decrease of $502,000, or 24.7%, from the same period in 2007. The decrease in interest expense occurred due to decreases in interest rates across the board for the quarter ended September 30, 2008. During third quarter 2008, maturing time deposits renewed at interest rates that were lower.
The provision for loan losses for the quarter ended September 30, 2008, was $107,000, compared to a $151,000 provision for the same quarter in 2007. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income for the quarter ended September 30, 2008, was $674,000, a decrease of $89,000, or 11.6%, compared to the same quarter in 2007. The Company recognized an other than temporary impairment of $35,000 on equity securities held by the Company and the reduction of credit card fee income of $10,000 resulting from the sale of the cards in March 2008. Trust and brokerage fees declined $50,000 on a year over year quarter as declines were recognized in both the number of accounts and the market value of assets under management.
Non-interest expenses for the quarter ended September 30, 2008, decreased $60,000, or 2.2%, compared to the third quarter of 2007. Salaries and employee benefits increased $47,000, or 3.2%, primarily the result of increased salary levels due to merit increases, increased medical and retirement benefits and increased bonus accruals based on projections of incentive goals. Other expenses declined with reductions in debit card fees and telephone expense.

13.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Federal income tax expense increased $39,000, or 9.4% for the quarter ended September 30, 2008 as compared to the second quarter of 2007. The provision for income taxes was $454,000 (effective rate of 33.8%) for the quarter ended September 30, 2008, compared to $416,000 (effective rate of 32.5%) for the quarter ended September 30, 2007. The increase in the effective tax rate resulted from a decrease in tax-exempt interest income and increased income generated by the company.
Nine months ended September 30, 2008 and 2007
Net income for the nine months ending September 30, 2008, was $2,770,000, or $1.14 per share, as compared to $2,634,000 or $1.07 per share during the same period in 2007. Return on average assets and return on average equity were 1.08% and 9.91%, respectively, for the nine-month period of 2008, compared to 1.08% and 9.92%, respectively for 2007.
Net interest income was $10,105,000 for the nine months ended September 30, 2008, an increase of $185,000 or 1.9% from the same period last year. Comparative net income increased primarily due to a decrease to the provision for loans losses of $92,000 compared to the same period in 2007. The improvements in net income were partially offset by increases in the Federal income tax provision of $120,500 and non-interest expenses of $19,000.
Interest income for the nine months ended September 30, 2008, was $15,143,000 a decrease of $710,000 or 4.5% from the same period in 2007. Interest income on loans decreased $930,000, or 6.9%, for the nine months ended September 30, 2008, as compared to the same period in 2007. This decrease was primarily due to an interest rate decrease of 90 basis points for the comparable nine-month periods. Interest income on securities increased $134,000, or 5.6%, as the yield on taxable securities increased 29 basis points, and average taxable investment balances increased by $982,000. Interest income on fed funds sold increased $87,000 for the nine months ended September 30, 2008 as average fed funds sold balances increased $6.3 million, compared to the same period in 2007.
Interest expense decreased $895,000 to $5,038,000 for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. Interest expense on deposits decreased $1,100,000, or 23.1%, from the same period as last year, while interest expense on other borrowings increased $205,000 or 17.6%. The decrease in interest expense has been caused by lower interest rates being paid across the board on interest-bearing deposit accounts and borrowings. Time deposits continue to renew at lower interest rates, and some depositors have moved monies to saving instruments anticipating higher rate time deposits. Competition for deposits continues to increase with larger money center banks paying higher interest rates on term deposits above market interest rates. The net interest margin declined by 21 basis points for the nine-month period ended September 30, 2008, to 4.15%, from 4.36% for the same period in 2007.
The provision for loan losses was $262,000 during the first nine months of 2008, compared to $354,000 in the same nine-month period of 2007. The provision or credit for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income decreased $1,000, or less than 1.0%, during the nine months ended September 30, 2008, as compared to the same period in 2007. The decrease in non-interest income was due to a $35,000 recognition of other than temporary impairment on an equity investment by the Company. Service charges on deposits increased $25,000 from the same period in 2007 due to the increase in the per item

14.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NSF fee rate in 2008. These increases were partially offset by a $63,000 reduction in credit card fee income as the Company’s cards were sold during March 2008 and the non-recurring insurance recovery of $187,000 recorded during the period in 2007.
Non-interest expenses increased $19,000, or less than 1.0%, for the nine months ended September 30, 2008, compared to the same period in 2007. Salaries and employee benefits increased $269,000, or 6.2%, primarily the result of increased benefit programs. Professional and directors fees decreased due to a lower number of outside directors as well as reduced fees payable to a third party vendor in connection with the overdraft privilege program, and lower legal and auditing fees. Occupancy expense has increased during the first nine months of 2008 as compared with 2007 due to increased rents, maintenance and utilities. Other expenses decreased $167,000 primarily the result of a $133,000 decrease in credit card expenses as the credit card portfolio was sold during the first quarter 2008. Additional expense reductions were realized in trust third party vendor expenses, advertising due to the opening promotional costs of the Orrville office being expensed in 2007, telephone, ATM third party vendor expenses, decreased loan collection expenses due to the lower dollar volume of nonperforming loans in 2008, and postage expense.
The provision for income taxes was $1,375,000 (effective rate of 33.2%) for the nine months ended September 30, 2008, compared to $1,255,000 (effective rate of 32.3%) for the nine months ended September 30, 2007. The increase in the effective tax rate resulted from a decrease in tax-exempt interest income as a portion of total income before income taxes.
CAPITAL RESOURCES
The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to Capital Resources as presented in CSB Bancorp’s annual report on Form 10-K for the year ended December 31, 2007, and as of September 30, 2008 the holding company and its bank meet all capital adequacy requirements to which they are subject.
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $10.4 million at September 30, 2008, a decrease of $1.8 million from $12.2 million at December 31, 2007. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal cash flow and maturities on investments maturing within one year represent 9.4% of total assets as of September 30, 2008 compared to 4.5% of total assets at year-end 2007. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

15.

CSB BANCORP, INC.
QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3 — QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2008, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Company’s board-approved policy.
The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 and 200 basis point changes in market interest rates at September 30, 2008 and December 31, 2007:
September 30 2008

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$14,700	$900	6.5%
+100	14,224	424	3.1
0	13,800	0	0.0
-100	13,307	(493)	(3.6)
-200	12,873	(927)	(6.7)
December 31, 2007

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$14,682	$506	3.6%
+100	14,457	281	2.0
0	14,176	0	0.0
-100	13,988	(188)	(1.3)
-200	13,646	(530)	(3.7)

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
Quarter ended September 30, 2008
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     There are no matters required to be reported under this item.
ITEM 1A — RISK FACTORS
As a result of the acquisition of Indian Village the Company faces the following Risk Factors in addition to the Risk Factors described in Item 1A in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.
The Company may fail to realize the anticipated benefits of the acquisition of Indian Village Bancorp, Inc.
Difficulties may arise in the integration of the business and operations of Indian Village with the Company and, as a result, the Company may not be able to achieve the cost savings and synergies that are expected to result from the acquisition. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicate positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the banking businesses of the Company and Indian Village, and the conversion of Indian Village’s core operating systems, data systems and products to those of the Company and the standardization of business practices. Complications or difficulties in the conversion of the core operating systems, data systems and products of Indian Village to those of the Company may result in the loss of customers, damage to the Company’s reputation within the financial services industry, operational problems, one-time costs currently not anticipated by the Company or reduced cost savings resulting from the acquisition.
The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent the Company requires such dividends in the future, may affect its ability to pay dividends or repurchase its stock.
The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank provide a significant source of capital for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Ohio Division of Financial Institutions, as the Bank’s primary regulator, could assert that the payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to pay its obligations as they become due, repurchase its stock, or pay dividends on its common stock. Consequently, the potential inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

18.

CSB BANCORP, INC.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There are no matters required to be reported under this item.
Issuer Purchase of Equity Securities

				Maximum
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased	that May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plans	the Plan

July 1, 2008 to July 31, 2008	—	—	—	41,538

August 1, 2008 to August 31, 2008	67	$15.05	67	41,471

September 1, 2008 to September 30, 2008	—	—	—	41,471
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

19.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended September 30, 2008
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

CSB BANCORP, INC.
(Registrant)

Date: November 14, 2008	/s/ Eddie L. Steiner

Eddie L. Steiner
President
Chief Executive Officer

Date: November 14, 2008	/s/ Paula J. Meiler

Paula J. Meiler
Senior Vice President
Chief Financial Officer

21.

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

22.