Form 10-K
period 2008-12-31
CSB BANCORP INC /OH
filed 2009-03-25
CIK 880417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on a share price of $15.75 per share (such price being the last trade price on such date) was $35.7 million.
At March 25, 2009, there were outstanding 2,734,799 of the registrant’s Common Shares, $6.25 par value.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s 2008 Annual Report to Shareholders.
Portions of Registrant’s Proxy Statement dated March 25, 2009.
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
ITEM 1. BUSINESS.
General
CSB Bancorp, Inc. (the “Company”), is a registered financial holding company under the Bank Holding Company Act of 1956, as amended, and was incorporated under the laws of the State of Ohio in 1991. The Commercial and Savings Bank of Millersburg, Ohio (the “Bank”), an Ohio banking corporation chartered in 1879, is a wholly-owned subsidiary of the Company. The Bank is a member of the Federal Reserve system, and its deposits are insured up to the maximum provided by law by the Federal Deposit Insurance Corporation. The primary regulators of the Bank are the Federal Reserve Board and the Ohio Division of Financial Institutions.
The Bank provides retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, night depository facilities, brokerage and trust services.
The Bank grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Holmes, Tuscarawas and portions of surrounding counties in Ohio. The general economic conditions in the Company’s market area have been sound, although a slowdown in activity due to a general recessionary environment was evident, particularly in the latter half of 2008. Unemployment statistics have generally been among the lowest in the state of Ohio, and the area has experienced slightly lower real estate values, a result of the softening economy.
Certain risks are involved in granting loans, primarily related to the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan or renews an existing loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, collateral being used to secure the transaction, borrower’s character, and other factors. For all commercial loan relationships greater than $275,000, the Bank’s internal credit department performs an annual risk rating review. In addition to this review, an independent outside loan review firm is engaged to review all watch list and adversely classified credits, all commercial loan relationships greater than $750,000, a sample of commercial loan relationships less than $750,000, loans within an industry concentration and a sample of consumer/mortgage loans. In addition, any loan identified as a problem credit by management and/or the external loan review consultants is assigned to the Bank’s “loan watch list,” and is subject to ongoing review by the Bank’s credit department and the assigned loan officer to ensure appropriate action is taken when deterioration has occurred.

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
Recent Developments
CSB announced the proposed acquisition of Indian Village Bancorp, Inc., and its wholly-owned subsidiary, Indian Village Community Bank, on May 14, 2008. The transaction was consummated on October 31, 2008. In that transaction, Indian Village Bancorp, Inc. was merged with and into CSB, and Indian Village Community Bank was merged with and into the Bank. Financial data pertaining to the transaction is reflected in the CSB financial reports set forth herein. As a result of the transaction, the Bank now operates three new full-service branch facilities in Gnadenhutten, North Canton, and New Philadelphia, Ohio.

Employees
At December 31, 2008, the Company had 150 employees, 120 of which were employed on a full-time basis. The Company has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Management considers its employee relations to be good.
Competition
The Bank operates in a highly competitive industry due, in part, to Ohio law permitting statewide branching by banks, savings and loan associations and credit unions. Ohio law also permits nationwide interstate banking on a reciprocal basis. In its primary market area of Holmes, Tuscarawas and surrounding counties, the Bank competes for new deposit dollars and loans with several other commercial banks, both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. The ability to generate earnings is impacted, in part, by competitive pricing on loans and deposits and by changes in the rates on various U.S. Treasury and State and political subdivision issues which comprise a significant portion of the Bank’s investment portfolio, and which rates are used as indices on several loan products. The Bank believes its presence in the Holmes and Tuscarawas County area provides the Bank with a competitive advantage due to its large asset base and ability to make loans and provide services to the local community.
On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (“GLB”) was signed into law. GLB permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. GLB has changed the competitive environment in which the Company conducts business. See “Financial Modernization” for further discussion.
Supervision and Regulation of CSB and Subsidiaries
CSB and the Bank are subject to extensive regulation by federal and state agencies. The regulation of financial holding companies and their subsidiaries by bank regulatory agencies is intended primarily for the protection of consumers, depositors, federal deposit insurance funds and the banking system as a whole, and not for the protection of shareholders.
CSB is registered with the Federal Reserve Board (“FRB”) as a financial holding company under the Bank Holding Company Act, as amended (the “BHC Act”), and is subject to regulation, examination, and supervision by the FRB under the BHC Act. CSB is also subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.
The Bank, as an Ohio state-chartered bank and member of the Federal Reserve System, is subject to regulation, supervision, and examination by the Ohio Division of Financial Institutions and the Federal Reserve Board. Because the Federal Deposit Insurance Corporation insures its deposits, the Bank is also subject to certain regulations of that federal agency.
The earnings, dividends, and other aspects of the operations and activities of CSB and the Bank are affected by state and federal laws and regulations, and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, requirements on maintenance of reserves against deposits, domestic monetary policies of the FRB, United States fiscal and economic policies, international currency regulations and monetary policies, certain restrictions on relationships with many phases of the securities business, and capital adequacy and liquidity restraints.
The following information describes selected federal and state statutory and regulatory provisions, and is qualified in its entirety by reference to the full text of the particular statutory or regulatory provisions. These statutes and regulations are continually under review by the United States Congress and state legislatures, and state and federal regulatory agencies. A change in statutes, regulations, or regulatory policies applicable to CSB and its subsidiaries could have a material effect on their respective businesses.
Regulation of Bank Holding Companies
As a bank holding company which is also designated as a financial holding company under GLB, CSB’s activities are subject to extensive regulation by the FRB. CSB is required to file reports with the FRB and such additional information as the FRB may require, and is subject to regular examination and inspection by the FRB.
The FRB has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties, issue cease and desist orders, and require that a bank holding company divest subsidiaries (including subsidiary banks). The FRB may initiate enforcement actions for violations of laws and regulations, and for unsafe and unsound practices. Under FRB policies, a bank holding company is expected to act as a “source of strength” to its subsidiary banks and to commit resources to support those subsidiary banks. Under this policy, the FRB may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank.
The BHC Act requires the prior approval of the FRB in cases where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by it, acquire all or substantially all of the assets of another bank or another financial or bank holding company, or merge or consolidate with any other financial or bank holding company.
The FRB also regulates and provides limitations on transactions between affiliates of a bank holding company, loans to directors and officers of bank affiliates, and securities transactions, and liability for losses incurred by commonly-controlled banks in certain circumstances.
Financial Modernization
Pursuant to GLB, a bank holding company may become a financial holding company if each of its subsidiary banks is well-capitalized under regulatory “prompt corrective action” provisions, is well-managed, and has at least a satisfactory rating under the Community Reinvestment Act (“CRA”) by filing a declaration with the FRB that the bank holding company wishes to become a financial holding company. No prior regulatory approval is required for a financial holding company to acquire certain companies, other than banks and savings associations, that are financial in nature as determined by the FRB.
GLB defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency activities; merchant banking activities; and activities that the FRB has determined to be closely related to banking. Bank subsidiaries of a financial holding company must continue to be well-capitalized and well-managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the subsidiary or subsidiaries. In addition, a financial holding company or a bank subsidiary of a financial holding company may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or bank has a CRA rating of satisfactory or better.
Regulatory Capital
The FRB has adopted risk-based capital guidelines for bank holding companies and state member banks. The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.
The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8%. At least half of the minimum total risk-based capital ratio (4%) must be composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value (commonly known as “Tier 1” risk-based capital). The remainder of total risk-based capital (commonly known as “Tier 2” risk-based capital) may consist of certain amounts of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, loan and lease loss allowance and net unrealized gains on certain available-for-sale equity securities, all subject to limitations established by the guidelines.
Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50% and 100%) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The FRB has established minimum leverage ratio guidelines for bank holding companies. The FRB guidelines provide for a minimum ratio of Tier 1 capital to average assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles), or “leverage ratio,” of 3% for bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other bank holding companies. The guidelines further provide that bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels.

The FRB’s review of certain bank holding company transactions is affected by whether the applying bank holding company is “well-capitalized.” To be deemed “well-capitalized,” the bank holding company must have a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%, and must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the FRB to meet and maintain a specific capital level for any capital measure.
The federal banking agencies have established a system of “prompt corrective action” to resolve certain of the problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”
The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank’s capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it becomes “critically undercapitalized” unless the bank’s primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank’s capital category. For example, a bank that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, specific aspects of the bank’s capital plan for the plan to be acceptable.
In order to be “well-capitalized,” a bank must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2008, the Bank meets the ratio requirements to be deemed “well capitalized” according to the guidelines described above. See Note12 of the Notes to Consolidated Financial Statements located on page 48 of CSB’s 2008 Annual Report, which is incorporated herein by reference.
The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new, more risk-sensitive capital adequacy framework (Basel II) for large, internationally active banking organizations. In December 2007, the federal banking agencies issued final rules making the implementation of certain parts of Basel 11 mandatory for any bank that has consolidated total assets of at least $250 billion (excluding certain assets) or has consolidated on-balance sheet foreign exposure of at least $10 billion, and making it voluntary for other banks.
In response to concerns regarding the complexity and cost associated with implementing the Basel II rules, in July 2008, the federal banking agencies issued a notice of proposed rulemaking that would revise the existing risk-based capital framework for banks that will not be subject to the Basel II rules. The proposed rules would allow banks other than the large Basel II banks to elect to adopt the new risk weighting methodologies set forth in the proposed rules or remain subject to the existing risk-based capital rules.
CSB will not be required to implement Basel II. Until the final rules for the non-Basel II banks are adopted by the federal banking agencies, CSB is unable to predict whether and when any subsidiary bank will adopt the new capital guidelines.
Fiscal and Monetary Policies
The business and earnings of CSB are affected significantly by the fiscal and monetary policies of the United States Government and its agencies. CSB is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. These policies are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits.
Limits on Dividends and Other Payments
There are various legal limitations on the extent to which subsidiary banks may finance or otherwise supply funds to their parent holding companies. Under applicable federal and state laws, subsidiary banks may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, their bank holding companies. Subsidiary banks are also subject to collateral security requirements for any loan or extension of credit permitted by such exceptions.
Payment of dividends by the Bank is limited by applicable state and federal laws and regulations. The ability of CSB to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by the Bank. However, the FRB expects CSB to serve as a source of strength to its subsidiary banks, which may require CSB to retain capital for further investment in its subsidiary banks, rather than pay dividends to the CSB shareholders. Payment of dividends by the Bank may be restricted at any time at the discretion of its applicable regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting CSB’s ability to pay dividends on its common shares.
At December 31, 2008, approximately $1.6 million of the total stockholders’ equity of the Bank was available for payment to CSB without the approval of the applicable regulatory authorities. See Note 12 of the “Notes to Consolidated Financial Statements located on page 49 of CSB’s 2008 Annual Report.
Privacy Provisions of GLB
Under GLB, federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require distribution of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties.
USA Patriot Act
In response to the events of September 11, 2001, the United and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) was signed into law in October, 2001. The Patriot Act gives the federal government powers to address terrorist threats through enhanced security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement officials. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions to, among other things, establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. The Bank has established policies and procedures that are believed to be compliant with the requirements of the Patriot Act.
Corporate Governance
The Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law on July 30, 2002. SOX contains important requirements for public companies with regard to financial disclosure and corporate governance. In accordance with section 302(a) of SOX, written certifications by CSB’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that CSB’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or fail to state a material fact. CSB has also implemented a program designed to comply with Section 404 of SOX, which includes identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity-level controls, and testing of the operating effectiveness of key controls. On February 1, 2008, the SEC announced a proposed further delay for Section 404(b) compliance for non-accelerated filers, including CSB, relating to the attestation by the external accountants. Under the proposal, Section 404(b) would be required to be implemented by CSB for the year ended December 31, 2009. Management’s assessment on internal controls over financial reporting is incorporated by reference on page 25 of the CSB 2008 Annual Report.
U.S. Treasury Capital Purchase Program
In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008, creating the Troubled Assets Relief Program (“TARP”). As part of TARP, the U.S. Treasury established a Capital Purchase Program to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the United States financial markets. In connection with the EESA, there have been numerous actions by the Federal Reserve Board, the United States Congress, the U.S. Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under the EESA. Participation in the EESA, TARP and other programs involves restrictions on the activities and dividends of participating institutions. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA that may affect CSB.
CSB has not elected to participate in the EESA or TARP programs to date.

Statistical Disclosure
The statistical disclosure relating to CSB and its subsidiaries required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in the section of CSB’s 2008 Annual Report captioned “FINANCIAL REVIEW,” on pages 10 through 25, and in Note 1 of the Notes to Consolidated Financial Statements located on pages 38 through 39 of CSB’s 2008 Annual Report, Note 2 of the Notes to Consolidated Financial Statements located on page 40 of CSB’s 2008 Annual Report. This statistical disclosure is incorporated herein by reference.
Effect of Environmental Regulation
Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of CSB and its subsidiaries. CSB believes the nature of the operations of its subsidiaries has little, if any, environmental impact. CSB, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future.
CSB believes its primary exposure to environmental risk is through the lending activities of the Bank. In cases where management believes environmental risk potentially exists, the Bank mitigates environmental risk exposure by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. In addition, environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.
Item 1A. Risk Factors.
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by CSB with the SEC, in press releases, and in oral and written statements made by or with the approval of CSB which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of CSB or our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “‘expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements arc identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified below. There is also the risk that CSB’s management or Board of Directors incorrectly analyzes these risks and uncertainties or that the strategies CSB develops to address them are unsuccessful.
Forward-looking statements speak only as of the date on which they are made, and, except as may be required by law, CSB undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to CSB or any person acting on CSB’s behalf are qualified in their entirety by the following cautionary statements.

General
Investments in CSB stock involve risk. The market price of CSB common stock may fluctuate significantly in response to a number of factors, including the following.
•	Regulatory and Legislative initiatives

•	Credit risk

•	Changes in interest rates

•	Economy

•	New developments in the banking industry

•	Thinly traded stock

•	Failure to realize the anticipated benefits of the acquisition of Indian Village Bancorp, Inc

•	Inability to pay dividends

•	Unauthorized disclosure of sensitive customer information

•	Consumers may decide not to use banks to conduct their financial transactions
Regulatory and Legislative initiatives
The Company and its wholly owned subsidiary The Commercial and Savings Bank are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. Changes to these laws could affect the Company’s ability to deliver or expand its services and diminish the value of its business. There is a potential for new federal and state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. This increased governmental action may increase our costs and limit our ability to pursue certain business opportunities. We also may be required to pay even higher FDIC premiums than the recently increased level, and in fact the FDIC has pending a proposal to do so, because financial institution failures have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.
Credit Risk
Credit Risk is the risk of losing principal and interest income because borrowers fail to repay loans. Our earnings may be negatively impacted if we fail to manage credit risk, as the origination of loans is an integral part of our business. Factors which may affect the ability of borrowers to repay loans would include a slowing of the local economy that we operate in, a downturn in one or more business sectors in which our customers operate or a rapid increase in interest rates.
We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.
Changes in interest rates
CSB’s earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Market interest rates are largely beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in interest rates will influence the origination of loans, the purchase of investments and the level of prepayments on our loans and the receipt of payments on our mortgage-backed securities resulting in fluctuations of income and cash flow.
Economy
Downturns in the local economy in which we operate may adversely affect our business. Our loan portfolio is concentrated primarily in Holmes, Tuscarawas and portions of Wayne and Stark counties in Ohio. Our profits depend on providing products and services to customers in these areas. A decline in real estate values, a prolonged low interest rate environment or increases in unemployment could depress our earnings. Weakness in our market area could result from a decline in tourism resulting in the value of collateral securing our loans declining while borrowers may not be able to repay their loans.
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
Thinly traded stock
CSB common stock is very thinly traded, and it is therefore susceptible to price swings. However, CSB common stock is traded on the Over the Counter Bulletin Board under the symbol “CSBB.ob”. We list three brokers, who facilitate trades, within the back cover of our annual report to shareholders. The stock is not actively followed by the investment community and the price may be negatively impacted any time there are more sellers than buyers.
Failure to realize the anticipated benefits of the acquisition of Indian Village Bancorp, Inc.
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
The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank provide a significant source of capital for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Ohio Division of Financial Institutions, as the Bank’s primary regulator, could assert that the payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to pay its obligations as they become due, repurchase its stock, or pay dividends on its common stock. Consequently, the potential inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects
Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business.
As part of our financial institution business, we collect, process and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability or disrupt our operations and have a material adverse effect on our business.
Consumers may decide not to use banks to conduct their financial transactions.
Technology and other changes are allowing parties to utilize alternative methods to complete financial transactions that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.
Statistical Disclosures
The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission’s Industry Guide 3, or a specific reference as to the location of required disclosures in the Company’s 2008 Annual Report to Shareholders (the “Annual Report”).
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
II. Investment Portfolio
A. The following is a schedule of the carrying value of securities at December 31, 2008, 2007 and 2006.

	(Dollars in thousands)
	2008	2007	2006

Securities available-for-sale, at fair value
U.S. Treasury securities	$100	$102	$100
U.S. Government corporations and agencies	12,541	25,509	32,917
Mortgage-backed securities	56,899	42,365	28,048
Obligations of states and political subdivisions	7,040	3,159	5,769
Equity securities	76	285	301

Total	$76,656	$71,420	$67,135

B. The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2008:

	(Dollars in thousands)
	Maturing
			After One Year
			Through Five		After Five Years
	One Year or Less		Years		Through Ten Years		After Ten Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Available for sale:
U.S. Treasury	$100	4.88%							$100	4.88%
U.S. Government corporations and agencies	3,000	4.25	$7,896	3.67%	$1,551	4.80%			12,447	3.95
Mortgage-backed securities	12	4.69			4,117	4.69	$52,569	5.51%	56,698	5.45
Obligations of states and political subdivisions	2,859	5.76	1,064	6.56	1,618	6.12	1,505	6.38	7,046	6.10

Total	$5,971	4.98%	$8,960	4.01%	$7,286	5.03%	$54,074	5.53%	$76,291	5.27%

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
III. Loan Portfolio
A.	Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31:

(Dollars in thousands)	2008	2007	2006	2005	2004

Commercial	$61,859	$46,000	$55,513	$69,922	$77,231
Commercial real estate	109,284	97,985	72,707	52,661	43,744
Residential real estate	125,149	92,085	85,933	78,722	78,862
Construction	11,239	11,701	7,735	2,120	8,034
Installment and credit card	8,677	8,862	10,510	11,539	10,273

Total loans	$316,208	$256,633	$232,398	$214,964	$218,144

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates — The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding real estate mortgage and installment loans, as of December 31, 2008:

	(Dollars in thousands)
	Maturing
	One Year	One Through	After Five
	or Less	Five Years	Years	Total

Commercial	$33,105	$13,706	$15,048	$61,859
Commercial real estate	4,076	9,037	96,171	109,284
Construction	3,572	3,402	4,265	11,239

Total	$40,753	$26,145	$115,484	$182,382

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and real estate construction loans due after one year from December 31, 2008.

(Dollars in thousands)	Fixed Rate	Variable Rate

Total commercial, commercial real estate and construction loans due after one year	$25,127	$116,502
C. Risk Elements
1. Nonaccrual, Past Due and Restructured Loans — The following schedule summarizes nonaccrual, past due and restructured loans.

(Dollars in thousands)	2008	2007	2006	2005	2004

(a) Loans accounted for on a nonaccrual basis	$2,227	$427	$1,509	$633	$1,552
(b) Accruing loans that are contractually past due 90 days or more as to interest or principal payments	416	144	—	168	119

Totals	$2,643	$571	$1,509	$801	$1,671

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
Impaired Loans — Information regarding impaired loans at December 31 is as follows:

(Dollars in thousands)	2008	2007	2006

Balance of impaired loans at December 31	$2,405	$198	$988
Less portion for which no allowance for loan loss is allocated	20	—	—
Portion of impaired loan balance for which an allowance for loan losses is allocated	2,385	198	988
Portion of allowance for loan losses allocated to the impaired loan balance at December 31	335	43	327
For the year ended December 31, 2008, interest income recognized on impaired loans amounted to $8,439, while $33,376 would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2007, interest income recognized on impaired loans amounted to $25,876, while $61,042 would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2006, interest income recognized on impaired loans amounted to $25,717 while $58,905 would have been recognized had the loans been performing under their contractual terms.
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
2. Potential Problem Loans — At December 31, 2008, no loans were identified that management has serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in item III.C.1. On a monthly basis, the Company internally classifies certain loans based on various factors. At December 31, 2008, these amounts, including impaired and nonperforming loans, amounted to $7.8 million of substandard loans and $0 doubtful loans.
3. Foreign Outstandings — There were no foreign outstandings during any period presented.
4. Loan Concentrations — As of December 31, 2008, there are no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A above.
D. Other Interest-Bearing Assets — As of December 31, 2008, there are no other interest-bearing assets required to be disclosed under Item III.C.1 or 2 if such assets were loans.

IV. Summary Of Loan Loss Experience
A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(Dollars in thousands)	2008	2007	2006	2005	2004

LOANS
Average loans outstanding during period	$262,933	$241,979	$225,445	$220,655	$216,864

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$2,586	$2,607	$2,445	$2,575	$2,459
Loans charged-off:
Commercial	(55)	(146)	(9)	(16)	(95)
Commercial real estate	(10)	(333)	(123)	(442)	0
Residential real estate	(19)	(34)	(74)	(16)	(275)
Installment and credit card	(70)	(100)	(104)	(102)	(64)

Total loans charged-off	(154)	(613)	(310)	(576)	(434)

Recoveries of loans previously charged-off:
Commercial	6	43	20	63	61
Commercial real estate	4	0	80	2	0
Residential real estate	10	9	3	33	23
Installment	151	68	67	67	43

Total loan recoveries	171	120	170	163	127

Net loans (charged-off) recovered	17	(493)	(140)	(413)	(307)
Provision charged to operating expense	333	472	302	283	423
Addition from acquisition	458	—	—	—	—

Balance at end of period	$3,394	$2,586	$2,607	$2,445	$2,575

Ratio of net charge-offs (recoveries) to average loans outstanding for period	(0.01)%	0.20%	0.06%	0.19%	0.14%
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

	—Allocation of the Allowance for Loan Losses—
	(Dollars in thousands)
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004

Commercial	$716	19.56%	$454	17.93%	$967	23.89%	$936	32.52%	$1,256	35.41%
Commercial real estate	1,058	34.56	1,012	38.18	1,041	31.28	763	24.50	765	20.05
Residential real estate	1,244	39.58	666	35.88	379	36.98	278	36.62	261	36.15
Construction	111	3.56	104	4.56	22	3.33	4	.99	18	3.68
Installment and credit card	94	2.74	96	3.45	32	4.52	36	5.37	22	4.71
Unallocated	171		254		166		428		253

Total	$3,394	100.00%	$2,586	100.00%	$2,607	100.00%	$2,445	100.00%	$2,575	100.00%

V. Deposits
A. & B. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average			Average
	Amounts Outstanding			Rate Paid
	Year ended December 31			Year ended December 31
	2008	2007	2006	2008	2007	2006

(Dollars in thousands)
Noninterest-bearing demand	$42,598	$41,740	$38,938	N/A	N/A	N/A
Interest-bearing demand deposits	45,166	45,606	46,096	0.29%	0.56%	0.50%
Savings deposits	45,591	41,123	41,528	0.82	1.24	0.99
Time deposits	124,123	124,752	120,981	3.49	4.48	3.95

Total deposits	$257,478	$253,221	$247,543

D. The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2008:

(Dollars in thousands)
Three months or less	$10,248
Over three through six months	6,944
Over six through twelve months	14,525
Over twelve months	16,742

Total	$48,459

VI. Return On Equity and Assets

	2008	2007	2006

Return on average assets	0.99%	1.07%	0.97%
Return on average shareholders’ equity	9.23	9.82	8.95
Dividend payout ratio	50.99	50.41	51.89
Average shareholders’ equity to average assets	10.71	10.91	10.87

VII. Short-Term Borrowings
Short-term borrowings consist of securities sold under agreements to repurchase, short-term advances through Federal Home Loan Bank and federal funds purchased. Securities sold under agreements to repurchase generally mature one (1) day from the transaction date. Federal funds purchased generally have overnight terms. Information concerning short-term borrowings is summarized as follows:

(Dollars in thousands)	2008	2007	2006

Securities sold under agreements to repurchase, federal funds purchased and short-term advances at period-end	$22,892	$27,305	$28,022
Weighted average interest rate at period-end	1.52%	3.49%	3.71%
Maximum outstanding at any month-end during the year	28,826	34,371	41,468
Average amount outstanding	25,761	29,950	32,974
Weighted average rates during the year	2.23%	3.96%	3.84%
Item 1B. Unresolved Staff Comments.
None.

ITEM 2. PROPERTIES.
The Bank operates thirteen banking centers and two other properties as noted below:

Location	Banking Center	Other Property	Address	Owned	Leased
Millersburg		X	6 West Jackson Street, Millersburg, Ohio 44654	X
Walnut Creek	X		4980 Old Pump Street, Walnut Creek, Ohio 44687	X
Winesburg	X		2225 U.S. 62, Winesburg, Ohio 44690	X
Sugarcreek	X		127 South Broadway, Sugarcreek, Ohio 44681	X
Charm	X		4440 C.R.70, Charm, Ohio 44617		X
Clinton Commons	X		2102 Glen Drive, Millersburg, Ohio 44654		X
Berlin	X		4587 S.R.39 Suite B, Berlin, Ohio 44610		X
South Clay	X		91 South Clay Street, Millersburg, Ohio 44654	X
Shreve	X		333 West South Street, Shreve, Ohio 44676	X
Orrville	X		461 Wadsworth Road, Orrville, Ohio 44667		X
Operations Center	X		91North Clay Street, Millersburg, Ohio 44654	X
Wooster Trust		X	146 East Liberty Street, Wooster, Ohio 44691		X
Gnadenhutten	X		100 South Walnut Street, Gnadenhutten, Ohio 44629	X
New Philadelphia	X		635 West High Avenue, New Philadelphia, Ohio 44663	X
North Canton	X		1210 North Main Street, North Canton, Ohio 44720		X
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
No matter was submitted to a vote of security holders during the fourth quarter of 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Information contained in the section captioned “Common Stock and Shareholder Information” on page 25 of the Annual Report is incorporated herein by reference.
Equity Compensation Plan Information

Number of shares
	Number of shares of		remaining available for
	common stock to be issued	Weighted-average exercise	future issuance under
	upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants, and	(excluding securities
	warrants and rights	rights	reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by stockholders	40,720	$17.55	159,280

Equity compensation plans not approved by stockholders	—	—	—

Total	40,720	$17.55	159,280

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of
			Shares	Shares that
			Purchased as Part of	May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased
Period	Shares Purchased	Paid Per Share	Plans	Under the Plan

October 1, 2008 to October 31, 2008	—	—	—	41,471
November 1, 2008 to November 30, 2008	—	—	—	41,471
December 1, 2008 to December 31, 2008	—	—	—	41,471
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

PERFORMANCE GRAPH
The following graph compares the yearly stock change and the cumulative total shareholder return on CSB’s Common Shares during the five-year period ended December 31, 2008, with the cumulative total return on the NASDAQ Bank Stock Index and the Standard and Poor’s 500 Stock Index. The comparison assumes $100 was invested on December 31, 2003 in CSB’s Common Shares and in each of the indicated indices and assumes reinvestment of dividends.

	2003	2004	2005	2006	2007	2008

CSBB	$100.00	$123.03	$130.38	$121.83	$118.57	$104.93

S & P 500	100.00	108.99	112.26	127.55	132.06	81.23

NASDAQ Bank	100.00	110.99	106.18	117.87	91.85	69.88
ITEM 6. SELECTED FINANCIAL DATA.
Information contained in the section captioned “Selected Financial Data” on page 11 of the Annual Report is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Information contained in the section captioned “2008 Financial Review” on pages 10 through 24 of the Annual Report is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Information contained in the section captioned “ Quantitative and Qualitative Disclosures About Market Risk” on pages 20-21 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Information contained in the consolidated financial statements and related notes and the Report of Independent Registered Public Accounting Firm thereon, on pages 26 through 53 of the Annual Report is incorporated herein by reference.
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
Management’s Report on Internal Control Over Financial Reporting
Management’s Assessment of Internal Control Over Financial Reporting is contained in the consolidated financial statements and related notes on page 25 of the Annual Report and is incorporated herein by reference. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this filing.
Changes In Internal Control Over Financial Reporting
There have been no significant changes during the quarter ended December 31, 2008, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.
ITEM 9B. OTHER INFORMATION.
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information contained in the section captioned “ELECTION OF DIRECTORS” on pages 7 and 8; “DIRECTORS AND EXECUTIVE OFFICERS” pages 9 and 10; “MEMBERSHIP AND MEETINGS OF THE BOARD AND ITS COMMITTEES” page 10; “COMMITTEES OF THE BOARD OF DIRECTORS” on pages 11 and 12; of the Company’s proxy statement for the Company’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about March 25, 2009 (the “Proxy Statement”) and information contained in the section captioned “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” on page 7 of the Proxy Statement is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION.
Information contained in the section captioned “COMPENSATION DISCUSSION AND ANALYSIS” on pages 13 through 16 of the Proxy Statement, the section captioned “EXECUTIVE COMPENSATION AND OTHER INFORMATION” on pages 17 and 18 of the Proxy Statement, the section captioned “EMPLOYMENT CONTRACTS AND OTHER ARRANGEMENTS” on pages 21 and 22 of the Proxy Statement, and the section captioned “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” on page 20 of the Proxy Statement, is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information contained in the section captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” on pages 6 and 7 of the Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information contained in the section captioned “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” on page 25 of the Proxy Statement is incorporated herein by reference. There were no relationships where transactions exceeded $120,000 for the year ended December 31, 2008.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information contained in the section captioned “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES” on page 24 of the Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Financial Statements
The consolidated financial statements (and report thereon) listed below are incorporated by reference from CSB Bancorp, Inc.’s 2008 Annual Report as noted:
•	Report of Independent Registered Public Accounting Firm (S.R. Snodgrass) — pg. 26.

•	Consolidated Balance Sheets at December 31, 2008 and 2007 — pg. 27.

•	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006 — pg. 28.

•	Consolidated Statements of Shareholder’s Equity — pg. 29.

•	Consolidated Statements of cash flows for the years ended December 31, 2008, 2007 and 2006 — pgs. 30-31.

•	Notes to Consolidated Financial Statements — pgs. 38-53.
(a)(2) Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have been omitted.
(a)(3) Exhibits
The documents listed below are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-k by reference as noted:

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of May 14, 2008, by and between CSB Bancorp, Inc. and Indian Village Bancorp, Inc., as filed as Exhibit 2.1 with CSB Bancorp Inc.’s Form 8-K on May 16, 2008.

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

10.1	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant’s Form 10-SB).

10.3	Employment Agreement between CSB Bancorp, Inc. and John J. Limbert (incorporated by reference to Registrant’s Form 8-K filed May 22, 2003).

13	CSB Bancorp, Inc. 2008 Annual Report to Shareholders

21	Subsidiaries of CSB Bancorp, Inc.

23.1	Consent of S.R. Snodgrass A.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
/s/ Eddie L. Steiner
Date: March 25, 2009	Eddie L. Steiner, President and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2009.

Signatures	Title

/s/ Eddie L. Steiner Eddie L. Steiner	President and Chief Executive Officer

/s/ Paula J. Meiler Paula J. Meiler	Senior Vice President and Chief Financial Officer

/s/ Pamela S. Basinger Pamela S. Basinger	Vice President and Principal Accounting Officer

/s/ Robert K. Baker Robert K. Baker	Director

/s/ Ronald E. Holtman Ronald E. Holtman	Director

/s/ J. Thomas Lang J. Thomas Lang	Director

/s/ Daniel J. Miller Daniel J. Miller	Director

/s/ Jeffery A. Robb, Sr. Jeffery A. Robb, Sr.	Director

/s/ John R. Waltman John R. Waltman	Director

INDEX TO EXHIBITS

Exhibit		Sequential
Number	Description of Document	Page

2.1	Agreement and Plan of Merger, dated as of May 14, 2008, by and between CSB Bancorp, Inc. and Indian Village Bancorp, Inc., as filed as Exhibit 2.1 with CSB Bancorp Inc.’s Form 8-K on May 16, 2008.	N/A

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB)	N/A

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K).	N/A

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A

10.1	Leases for the Clinton Commons, Berlin and Charm Branch Offices of The Commercial and Savings Bank (incorporated by reference to Registrant’s Form 10-SB).	N/A

10.3	Employment Agreement between CSB Bancorp, Inc. and John J. Limbert (incorporated by reference to Registrant’s Form 8-K filed May 22, 2003)	N/A

13	CSB Bancorp, Inc. 2008 Annual Report to Shareholders	N/A

21	Subsidiaries of CSB Bancorp, Inc.	N/A

23.1	Consent of S.R. Snodgrass A.C.	N/A

31.1	Section 302 Certification of Chief Executive Officer	N/A

31.2	Section 302 Certification of Chief Financial Officer	N/A

32.1	Section 906 Certification of Chief Executive Officer	N/A

32.2	Section 906 Certification of Chief Financial Officer	N/A