Form 10-Q
period 2009-03-31
CSB BANCORP INC /OH
filed 2009-05-14
CIK 880417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at May 14, 2009:
2,734,799 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED March 31, 2009

Part I — Financial Information

Page

ITEM 1 - FINANCIAL STATEMENTS (Unaudited)

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Shareholders’ Equity	5

Condensed Consolidated Statements of Cash Flows	6

Notes to the Consolidated Financial Statements	7

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4T — CONTROLS AND PROCEDURES	17

Part II — Other Information

ITEM 1 — Legal Proceedings	18
1A — Risk Factors	18
2 — Unregistered Sales of Equity Securities and Use of Proceeds	18
3 — Defaults upon Senior Securities	18
4 — Submission of Matters to a Vote of Security Holders	18
5 — Other Information	18
6 — Exhibits	19

Signatures	20
EX-11
EX-31.1
EX-31.2
EX-32.1
EX-32.2

CSB BANCORP, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from bank	$7,479,007	$8,698,917
Interest-earning deposits in other banks	12,072,028	2,961,153
Federal funds sold	—	1,086,000

Total cash and cash equivalents	19,551,035	12,746,070

Securities available-for-sale, at fair value	65,282,581	76,655,816
Restricted stock, at cost	5,231,800	5,231,800

Total securities	70,514,381	81,887,616

Loans	319,424,751	316,290,412
Less allowance for loan losses	3,401,888	3,393,685

Net loans	316,022,863	312,896,727

Premises and equipment, net	8,368,805	8,470,855
Bank owned life insurance	2,774,893	2,748,909
Other intangible assets	570,923	597,014
Goodwill	1,448,029	1,448,029
Accrued interest receivable and other assets	3,139,114	3,861,962

Total Assets	$422,390,043	$424,657,182

LIABILITIES
Deposits
Noninterest-bearing	$42,685,916	$49,058,592
Interest-bearing	261,904,865	256,394,147

Total deposits	304,590,781	305,452,739
Short-term borrowings	20,416,999	22,891,593
Other borrowings	50,590,025	50,997,537
Accrued interest payable and other liabilities	2,400,564	1,846,841

Total liabilities	377,998,369	381,188,710

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,980,602 shares	18,628,767	18,628,767
Additional paid-in capital	9,987,999	9,986,499
Retained earnings	20,127,651	19,723,972
Treasury stock at cost: 245,803 shares	(5,014,541)	(5,014,541)
Accumulated other comprehensive income	661,798	143,775

Total shareholders’ equity	44,391,674	43,468,472

Total Liabilities and Shareholders’ Equity	$422,390,043	$424,657,182

See notes to unaudited consolidated financial statements.

3.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Interest income
Loans, including fees	$4,620,756	$4,412,704
Taxable securities	887,867	804,622
Nontaxable securities	67,997	43,878
Other	2,724	22,207

Total interest income	5,579,344	5,283,411

Interest expense
Deposits	1,162,395	1,427,758
Other	523,389	475,888

Total interest expense	1,685,784	1,903,646

Net interest income	3,893,560	3,379,765
Provision for loan losses	241,072	107,032

Net interest income after provision for loan losses	3,652,488	3,272,733

Non-interest income
Service charges on deposit accounts	293,301	287,152
Trust and financial services	114,759	188,664
Debit card interchange fees	85,064	70,821
Credit card fee income	15,814	64,052
Gain on sale of loans	67,569	264,659
Security gains	116,080	—
Other income	103,568	80,138

Total non-interest income	796,155	955,486

Non-interest expenses
Salaries and employee benefits	1,708,364	1,536,903
Occupancy expense	243,345	197,881
Equipment expense	133,745	125,450
State franchise tax	109,790	107,430
Professional and director fees	143,763	139,556
Amortization of intangible assets	16,318	—
Other expenses	773,575	621,239

Total non-interest expenses	3,128,900	2,728,459

Income before income taxes	1,319,743	1,499,760
Federal income tax provision	423,800	498,000

Net income	$895,943	$1,001,760

Basic and diluted earnings per share	$0.33	$0.41

See notes to unaudited consolidated financial statements.

4.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Balance at beginning of period	$43,468,472	$36,278,048

Comprehensive income:
Net income	895,943	1,001,760
Change in net unrealized gain, net of reclassification adjustments and related income taxes of $266,860 and $214,879, respectively	518,023	417,119

Total comprehensive income	1,413,966	1,418,879

Stock-based compensation expense	1,500	3,500

Purchase of treasury shares	—	(113,453)

Cash dividends declared ($0.18 per share in 2009 and 2008)	(492,264)	(439,353)

Balance at end of period	$44,391,674	$37,147,621

See notes to unaudited consolidated financial statements.

5.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net cash from operating activities	$1,532,528	$1,216,242

Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities, calls and repayments	11,307,090	22,403,914
Purchases	(336,614)	(13,611,007)
Purchase of FHLB stock	—	(37,000)
Proceeds from sale of securities	1,291,968	—
Proceeds from sale of other real estate	25,000	105,000
Loan originations, net of repayments	(3,379,052)	(7,446,531)
Proceeds from sale of credit cards	—	2,513,671
Premises and equipment expenditures, net	(66,310)	(125,547)

Net cash provided by investing activities	8,842,082	18,695,562

Cash flows from financing activities
Net change in deposits	(790,789)	(12,356,630)
Net change in short-term borrowings	(2,474,594)	(2,700,996)
Proceeds from other borrowings	—	8,000,000
Repayment of other borrowings	(304,262)	(148,375)
Purchase of treasury shares	—	(113,453)

Net cash used for financing activities	(3,569,645)	(7,319,454)

Net change in cash and cash equivalents	6,804,965	12,592,350

Cash and cash equivalents at beginning of period	12,746,070	12,193,362

Cash and cash equivalents at end of period	$19,551,035	$24,785,712

Supplemental disclosures
Interest paid	$1,878,818	$1,918,857
Income taxes paid	50,000	—
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
The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2009, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2008, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year or any future interim period.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

7.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

8.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — SECURITIES
Securities consist of the following at March 31, 2009 and December 31, 2008:
March 31, 2009

	Amortized	Gross unrealized	Gross unrealized	Fair
	Cost	gains	losses	Value

Available-for-sale:
U.S. Treasury security	$101,332	$—	$66	$101,266
Obligations of U.S. government corporations and agencies	3,896,157	24,062	—	3,920,219
Mortgage-backed securities	52,890,581	1,316,556	287,328	53,919,809
Obligations of states and political subdivisions	7,279,329	58,408	64,950	7,272,787

Total debt securities	64,167,399	1,399,026	352,344	65,214,081
Equity Securities	112,457	285	44,242	68,500

Total available-for-sale	64,279,856	1,399,311	396,586	65,282,581
Restricted stock	5,231,800	—	—	5,231,800

Total securities	$69,511,656	$1,399,311	$396,586	$70,514,381

December 31, 2008

	Amortized	Gross unrealized	Gross unrealized	Fair
	Cost	gains	losses	Value

Available-for-sale:
U.S. Treasury security	$99,988	$473	$—	$100,461
Obligations of U.S. government corporations and agencies	12,447,301	93,055	—	12,540,356
Mortgage-backed securities	56,697,763	618,677	417,495	56,898,945
Obligations of states and political subdivisions	7,045,468	77,901	83,073	7,040,296

Total debt securities	76,290,520	790,106	500,568	76,580,058
Equity Securities	147,458	645	72,345	75,758

Total available-for-sale	76,437,978	790,751	572,913	76,655,816
Restricted stock	5,231,800	—	—	5,231,800

Total securities	$81,669,778	$790,751	$572,913	$81,887,616

9.

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
The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2009, and December 31, 2008, by level within the fair value hierarchy. No liabilities are carried at fair value. As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level I	Level II	Level III	Total

Assets:
	March 31, 2009
Securities available for sale	$169,766	$65,112,815	$—	$65,282,581

	December 31, 2008
Securities available for sale	$176,219	$76,479,597	$—	$76,655,816
The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of March 31, 2009, and December 31, 2008, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

10.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level I	Level II	Level III	Total

Assets Measured on a Nonrecurring Basis:

	March 31, 2009
Impaired loans	$—	$1,822,471	$—	$1,822,471

	December 31, 2008
Impaired loans	$—	$2,049,171	$—	$2,049,171
NOTE 4 — BUSINESS COMBINATION
Effective after the close of business on October 31, 2008 CSB completed the acquisition of Indian Village Bancorp, Inc. (“Indian Village”). CSB and Indian Village entered into a definitive Agreement and Plan of Merger on May 14, 2008. Immediately following the merger, Indian Village Community Bank was merged with and into The Commercial and Savings Bank of Millersburg. Indian Village banking centers are located in Gnadenhutten, New Philadelphia and North Canton, Ohio. Under the terms of the agreement, the Company paid a combination of stock and cash as set forth in the definitive agreement and plan of merger for each outstanding common share of Indian Village, resulting in aggregate merger consideration of approximately $8.1 million. This transaction was accounted for using the purchase method of accounting.
The following unaudited summary information presents the consolidated results of operations of CSB on a pro forma basis, as if the Indian Village acquisition had occurred at the beginning of each of the periods presented. The pro forma data gives effect to the merger and is based on numerous assumptions and estimates.

	For the three months ended March 31,
(in thousands, except per share amounts)	2009	2008
Net interest income	$3,894	$4,020
Provision for loan losses	241	205
Non-interest income	796	1,044
Non-interest expense	3,129	3,333
Net income	896	1,164
Net income per common share
Basic	$0.33	$0.42
Diluted	$0.33	$0.42

11.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiaries (the “Company”) at March 31, 2009 as compared to December 31, 2008, and the consolidated results of operations for the quarter ended March 31, 2009 compared to the same period in 2008. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
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
FINANCIAL CONDITION
Total assets were $422.4 million at March 31, 2009, compared to $424.7 million at December 31, 2008, representing a decrease of $2.3 million or 0.5%. Cash and cash equivalents increased $6.8 million, or 53.4%, during the three-month period ending March 31, 2009, due to an $8.0 million increase in deposits held at the Federal Reserve Bank partially offset by a decrease in cash and due from banks. Securities decreased $11.3 million or 15.0% during the first three months of 2009 primarily due to calls within the US Agency portfolio and principal repayments within the mortgage-backed securities portfolio. Net loans increased $3.1 million, or 1.0%, while deposits decreased $862,000, or 0.3%, during the three-month period. Short-term borrowings of Federal funds purchased, securities sold under repurchase agreement and Federal Home Loan Bank borrowings decreased $2.5 million, while other borrowings decreased $408,000 during the period as required amortized payments were made on outstanding advances at the Federal Home Loan Bank.
Net loans increased $3.1 million, or 1.0%, during the three-month period ended March 31, 2009. Commercial loans increased $5.1 million or 2.8% and home equity lines increased $1.5 million or 5.6% over December 31, 2008. Decreases were recognized in real estate mortgage loans of $3.4 million or 3.5% and consumer installment loans of $300,000 or 3.4%. Consumers increased their refinancing of mortgage loans for lower rates offered in the secondary market. The allowance for loan losses amounted to $3,402,000, or 1.07% of total loans at March 31, 2009 compared to $3,394,000 or 1.07% of total loans at December 31, 2008.

12.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses as a percentage of total loans remained stable at March 31, 2009 as compared to December 31, 2008 as the additional provision of $241,000 exceeded net charge-offs of $233,000 for the three months ended March 31, 2009 and outstanding loan balances grew 1% to $319,425,000 for the three months ended March 31, 2009. Non-performing loans have increased $1,480,000 or 56% from December 31, 2008. The growth of total delinquent loans (including all nonperforming loans) has increased at a much lower rate with total delinquent loans increasing $187,000, or 3.2%, to $6,020,000 at March 31, 2009 from $5,833,000 at December 31, 2008. The majority of the increase in nonperforming loans results from delinquent loans acquired through the Indian Village business combination whose payment streams have deteriorated. However, total loan delinquency is only slightly increased in the three month period ended March 31, 2009 as compared to December 31, 2008.

(dollars in thousands)	March 31, 2009		December 31, 2008		March 31, 2008
Non-performing loans	$4,123,091		$2,642,728		$431,000
Other real estate	59,000		79,000		0
Allowance for loan losses	3,401,888		3,393,685		2,690,830
Total loans	319,424,751		316,290,412		246,983,893
Allowance: loans	1.07%		1.07%		1.09%
Allowance: non-performing loans	.8	x	1.3	x	6.2	x
The ratio of gross loans to deposits was 104.9% at March 31, 2009, compared to 103.5% at December 31, 2008. The increase in this ratio is primarily the result of loan growth combined with deposit shrinkage experienced during the three months ended March 31, 2009.
The Company recognized gross gains on sales of available for sale securities of $151,000 (tax provision of $51,000) which was partially offset by the recognition of a $35,000 (tax benefit of $11,900) from other than temporary impairment of an equity investment during the quarter ended March 31, 2009. There were no sales or impairments recognized on securities for the three month period ending March 31, 2008. The Company had net unrealized gains of $1,003,000 within its securities portfolio at March 31, 2009, compared to net unrealized gains of $218,000 at December 31, 2008. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $397,000 within the portfolio as of March 31, 2009, were primarily the result of customary and expected fluctuations in the bond market. As a result, all security impairments as of March 31, 2009, are considered temporary.
Management continues to evaluate the four (4) private label CMOs held within the investment portfolio for any deterioration of investment quality. As of March 31, 2009, within this investment sector, the Company has $3.3 million current value investments, original face of $7.5 million, with gross unrealized losses of $277,000. All bonds are investment grade as of March 31, 2009, collateralized primarily by 1-4 family mortgage loans and borrowers in a wide geographical dispersion. All credit scores and loan to value ratios exceed sub prime status.
Short-term borrowings decreased $2.5 million from December 31, 2008 and other borrowings decreased $407,000 as the Company used cash flows from investments to repay required monthly payments on advances from the Federal Home Loan Bank (“FHLB”).

13.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits decreased $862,000, or 0.3% from December 31, 2008 with non-interest bearing deposits declining $6.4 million and interest-bearing deposit accounts increasing $5.5 million. By deposit type, increases were recognized in money market savings accounts and all time deposits for the three-month period ended March 31, 2009.
Total shareholders’ equity amounted to $44.4 million, or 10.5%, of total assets, at March 31, 2009, compared to $43.5 million, or 10.2% of total assets, at December 31, 2008. The increase in shareholders’ equity during the three months ended March 31, 2009 was due to net income of $896,000 and changes in accumulated other comprehensive income of $518,000. The increase was partially offset by dividends declared of $492,000. The Company and its subsidiary bank met all regulatory capital requirements at March 31, 2009.
RESULTS OF OPERATIONS
Three months ended March 31, 2009 and 2008
For the quarter ended March 31, 2009, the Company recorded net income of $896,000, or $0.33 per share, as compared to net income of $1,002,000, or $0.41 per share for the quarter ended March 31, 2008. The $106,000 decrease in net income for the quarter was principally due the sale of the credit card portfolio for an after tax gain of $172,000 in 2008. On a core basis, net interest income increased $514,000, other income increased $102,000 increase (exclusive of the $$261,000 gain on sale of credit cards in 2008) while the provision for income taxes decreased $74,000 These increases to income were partially offset by an increase of $400,000 on other expenses and a $134,000 increase in the provision for loan losses.
Interest income for the quarter ended March 31, 2009, was $5,579,000, representing a $296,000 increase, or 5.6%, compared to the same period in 2008. This increase was primarily due to an increase in average loan volume of $64.0 million which was partially offset by a decline in average loan yield of 5.92% for the quarter ended March 31, 2009 as compared to 6.96% for the first quarter ended March 31, 2008. Investment interest income increased $107,000 as both investment volume and yield increased in 2009 over the first quarter in 2008 Interest expense for the quarter ended March 31, 2009 was $1,686,000, a decrease of $218,000, or 11.4%, from the same period in 2008. The decrease in interest expense occurred due to decreases in interest rates across the board for the quarter ended March 31, 2009. During first quarter 2009, maturing time deposits renewed at interest rates that were lower.
The provision for loan losses for the quarter ended March 31, 2009, was $241,000, compared to a $107,000 provision for the same quarter in 2008. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income for the quarter ended March 31, 2009, was $796,000, a decrease of $159,000, or 16.7%, compared to the same quarter in 2008. During the quarter ended March 31, 2008 the Company recognized a gain on sale of their outstanding credit card portfolio of $261,000. During the quarter ended 2009, the Company recognized a gross gain of $151,000 on the sale of investments which was partially offset by the recording of an other than temporary impairment of $35,000 on equity securities. Trust and brokerage fees decreased $74,000 on a year over year quarter as declines were recognized in both the number of accounts and the market value of assets under management.

14.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest expenses for the quarter ended March 31, 2009, increased $400,000, or 14.7%, compared to the first quarter of 2008. Salaries and employee benefits increased $171,000, or 11.1%, primarily due to the acquisition of three branch offices in the Indian Village merger, merit increases, and increased medical and retirement benefits. Occupancy and equipment expenses increased $54,000 and other operating expenses increased $169,000 primarily the result of the Indian Village acquisition. Federal deposit insurance premiums increased for the quarter ended March 31, 2009 as compared to the same period in the prior year. This increase is primarily attributable to an increase in the rates charged to financial institutions by the FDIC. The FDIC implemented a special assessment of 20 basis points taking effect on April 1, 2009 that will apply to assessments for the second quarter of 2009 and thereafter. We anticipate a significant increase in our assessment expense in 2009 as a result of the increase. It is possible that certain legislation, if passed in the future, could reduce the special assessment to 10 basis points or lower.
Federal income tax expense decreased $74,000, or 14.9% for the quarter ended March 31, 2009 as compared to the first quarter of 2008. The provision for income taxes was $424,000 (effective rate of 32.1%) for the quarter ended March 31, 2009, compared to $498,000 (effective rate of 33.2%) for the quarter ended March 31, 2008. The decrease in the effective tax rate resulted from an increase in tax-exempt interest income.
CAPITAL RESOURCES
The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to Capital Resources as presented in CSB Bancorp’s annual report on Form 10-K for the year ended December 31, 2008, and as of March 31, 2009 the holding company and its bank meet all capital adequacy requirements to which they are subject.
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $19.6 million at March 31, 2009, an increase of $6.8 million from $12.7 million at December 31, 2008. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal cash flow and maturities on investments maturing within one year represent 11.9% of total assets as of March 31, 2009 compared to 6.6% of total assets at year-end 2008. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

15.

CSB BANCORP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 —QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2009, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Company’s board-approved policy.
The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 and 200 basis point changes in market interest rates at March 31, 2009 and December 31, 2008:
March 31, 2009

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	16,063	$674	4.4%
+100	15,777	388	2.5
0	15,389	0	0.0
-100	N/A	N/A	N/A
-200	N/A	N/A	N/A
December 31, 2008

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$16,084	$651	4.2%
+100	15,786	353	2.3
0	15,433	0	0.0
-100	15,532	99	0.6
-200	N/A	N/A	N/A

16.

CSB BANCORP, INC.
ITEM 4T — CONTROLS AND PROCEDURES
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

17.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended March 31, 2009
PART II — OTHER INFORMATION
ITEM 1 —	LEGAL PROCEEDINGS

There are no matters required to be reported under this item.

ITEM 2 —	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no matters required to be reported under this item.
Issuer Purchase of Equity Securities

			Total Number of	Maximum Number of Shares
	Total Number	Average	Shares Purchased	that May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plans	the Plan

January 1, 2009 to January 31, 2009	—	—	—	41,471

February 1, 2009 to February 28, 2009	—	—	—	41,471

March 1, 2009 to March 31, 2009	—	—	—	41,471
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

18.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended March 31, 2009
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

CSB BANCORP, INC. (Registrant)
Date: May 14, 2009	/s/ Eddie L. Steiner
Eddie L. Steiner
President Chief Executive Officer

Date: May 14, 2009	/s/ Paula J. Meiler
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