Form 10-Q
period 2009-06-30
CSB BANCORP INC /OH
filed 2009-08-13
CIK 880417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at August 13, 2009:
2,734,799 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED June 30, 2009

CSB BANCORP, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from bank	$7,643,710	$8,698,917
Interest-earning deposits in other banks	8,056,334	2,961,153
Federal funds sold	1,691,000	1,086,000

Total cash and cash equivalents	17,391,044	12,746,070

Securities available-for-sale, at fair value	67,302,810	76,655,816
Restricted stock, at cost	5,463,100	5,231,800

Total securities	72,765,910	81,887,616

Loans	317,879,674	316,290,412
Less allowance for loan losses	3,397,920	3,393,685

Net loans	314,481,754	312,896,727

Premises and equipment, net	8,243,694	8,470,855
Bank owned life insurance	2,800,812	2,748,909
Other intangible assets	557,650	597,014
Goodwill	1,448,029	1,448,029
Accrued interest receivable and other assets	4,895,858	3,861,962

Total Assets	$422,584,751	$424,657,182

LIABILITIES
Deposits
Noninterest-bearing	$44,083,567	$49,058,592
Interest-bearing	256,429,380	256,394,147

Total deposits	300,512,947	305,452,739
Short-term borrowings	24,917,661	22,891,593
Other borrowings	50,261,780	50,997,537
Accrued interest payable and other liabilities	2,214,038	1,846,841

Total liabilities	377,906,426	381,188,710

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: 9,000,000 shares authorized:
2,980,602 shares issued; 2,734,799 shares outstanding	18,628,767	18,628,767
Additional paid-in capital	9,989,447	9,986,499
Retained earnings	20,341,438	19,723,972
Treasury stock at cost: 245,803 shares	(5,014,541)	(5,014,541)
Accumulated other comprehensive income	733,214	143,775

Total shareholders’ equity	44,678,325	43,468,472

Total Liabilities and Shareholders’ Equity	$422,584,751	$424,657,182

See notes to unaudited consolidated financial statements.

3.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income
Loans, including fees	$4,582,288	$4,017,256	$9,203,044	$8,429,960
Taxable securities	797,541	772,867	1,685,408	1,577,489
Nontaxable securities	79,925	55,544	147,922	99,422
Other	6,132	47,664	8,856	69,871

Total interest income	5,465,886	4,893,331	11,045,230	10,176,742

Interest expense
Deposits	1,135,407	1,166,153	2,297,802	2,593,911
Other	498,412	441,414	1,021,801	917,302

Total interest expense	1,633,819	1,607,567	3,319,603	3,511,213

Net interest income	3,832,067	3,285,764	7,725,627	6,665,529
Provision for loan losses	394,068	47,677	635,140	154,709

Net interest income after provision for loan losses	3,437,999	3,238,087	7,090,487	6,510,820

Non-interest income
Service charges on deposit accounts	324,210	339,256	617,510	626,408
Trust and financial services	119,616	162,568	234,375	351,232
Debit card interchange fees	96,658	80,369	181,723	151,190
Gain on sale of loans	116,890	7,176	184,460	271,835
Securities (losses) gains	(577)	—	115,503	—
Other income	123,302	90,577	242,483	234,767

Total non-interest income	780,099	679,946	1,576,254	1,635,432

Non-interest expenses
Salaries and employee benefits	1,696,213	1,527,162	3,404,577	3,064,065
Occupancy expense	230,817	184,915	474,162	382,796
Equipment expense	137,951	119,320	271,696	244,770
State franchise tax	126,580	107,380	236,370	214,810
Professional and director fees	184,553	140,343	328,316	279,899
FDIC deposit insurance	218,300	7,320	391,200	14,585
Amortization of intangible assets	16,227	—	32,545	—
Other expenses	599,606	530,831	1,200,281	1,144,805

Total non-interest expenses	3,210,247	2,617,271	6,339,147	5,345,730

Income before income taxes	1,007,851	1,300,762	2,327,594	2,800,522
Federal income tax provision	301,800	423,000	725,600	921,000

Net income	$706,051	$877,762	$1,601,994	$1,879,522

Basic and diluted earnings per share	$0.26	$0.36	$0.59	$0.77

See notes to unaudited consolidated financial statements.

4.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance at beginning of period	$44,391,674	$37,147,621	$43,468,472	$36,278,048

Comprehensive income :
Net income	706,051	877,762	1,601,994	1,879,522
Change in net unrealized gain (loss), net of reclassification adjustments and related income taxes $36,790, $(368,492), $303,650, and $(153,612), respectively	71,416	(715,308)	589,439	(298,189)

Total comprehensive income	777,467	162,454	2,191,433	1,581,333

Stock-based compensation expense	1,448	4,000	2,948	7,500

Purchase of treasury shares	—	(300,800)	—	(414,253)

Cash dividends declared ($0.18 and $0.36 per share in 2009 and 2008)	(492,264)	(435,969)	(984,528)	(875,322)

Balance at end of period	$44,678,325	$36,577,306	$44,678,325	$36,577,306

See notes to unaudited consolidated financial statements.

5.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Net cash from operating activities	$682,771	$2,229,326

Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities, calls and repayments	21,370,628	27,083,212
Proceeds from sales	1,296,941	—
Purchases	(12,318,530)	(21,730,677)
Purchase of Federal Reserve Bank stock	(231,300)	(75,700)
Proceeds from sale of other real estate	28,500	105,000
Loan originations, net of repayments	(2,272,749)	4,858,189
Proceeds from sale of credit cards	—	2,513,671
Premises and equipment expenditures, net	(110,781)	(131,428)

Net cash provided by investing activities	7,762,709	12,622,267

Cash flows from financing activities
Net change in deposits	(4,806,202)	(11,209,656)
Net change in short-term borrowings	2,026,068	(194,023)
Proceeds from other borrowings	—	8,000,000
Repayment of other borrowings	(528,108)	(256,091)
Purchase of treasury shares	—	(414,253)
Cash dividends paid	(492,264)	(439,353)

Net cash used for financing activities	(3,800,506)	(4,513,376)

Net change in cash and cash equivalents	4,644,974	10,338,217

Cash and cash equivalents at beginning of period	12,746,070	12,193,362

Cash and cash equivalents at end of period	$17,391,044	$22,531,579

Supplemental disclosures
Interest paid	$3,668,442	$3,543,249
Income taxes paid	920,000	926,000
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
The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2009, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2008, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full year or any future interim period.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued FAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles. FAS No. 168 establishes the FASB Accounting Standards Codification (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company plans to adopt FAS No.168 in connection with its third quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of FAS No.168 will not have a material impact on its results of operations or financial position.
In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets. FAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Company plans to adopt FAS No. 166 effective January 1, 2010. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In May 2009, the FASB issued FAS No. 165, Subsequent Events, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the

7.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS-(continued)
financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated. FAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FAS No. 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Company’s results of operations or financial position. The Company has presented the necessary disclosures in Note 6 herein.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 4 herein.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position. The Company has presented the necessary disclosures in Note 2 herein.

8.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES
Securities consist of the following at June 30, 2009 and December 31, 2008:
June 30, 2009

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value

Available-for-sale:
U.S. Treasury security	$100,931	$100	$—	$101,031
Obligations of U.S. government corporations and agencies	4,058,981	—	45,521	4,013,460
Mortgage-backed securities	53,519,123	1,427,649	254,618	54,692,154
Obligations of states and political subdivisions	8,405,937	85,766	78,899	8,412,804

Total debt securities	66,084,972	1,513,515	379,038	67,219,449
Equity Securities	106,907	285	23,831	83,361

Total available-for-sale	66,191,879	1,513,800	402,869	67,302,810
Restricted stock	5,463,100	—	—	5,463,100

Total securities	$71,654,979	$1,513,800	$402,869	$72,765,910

December 31, 2008

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value

Available-for-sale:
U.S. Treasury security	$99,988	$473	$—	$100,461
Obligations of U.S. government corporations and agencies	12,447,301	93,055	—	12,540,356
Mortgage-backed securities	56,697,763	618,677	417,495	56,898,945
Obligations of states and political subdivisions	7,045,468	77,901	83,073	7,040,296

Total debt securities	76,290,520	790,106	500,568	76,580,058
Equity Securities	147,458	645	72,345	75,758

Total available-for-sale	76,437,978	790,751	572,913	76,655,816
Restricted stock	5,231,800	—	—	5,231,800

Total securities	$81,669,778	$790,751	$572,913	$81,887,616

The amortized cost and fair value of securities at June 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$2,633,200	$2,655,966
Due after one through five years	4,556,715	4,544,748
Due after five years through ten years	7,155,781	7,227,666
Due after ten years	51,739,276	52,791,069

Total debt securities available-for sale	$66,084,972	$67,219,449

9.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES-(continued)
Realized Gains and Losses
The following table shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of sales. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined by the specific identification method.

	Quarter ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Proceeds	$4,973	$—	$1,296,941	$—

Realized gains	$—	$—	$151,080	$—
Realized losses	577	—	577	—
Impairment losses	—	—	35,000	—

Net securities (losses) gains	$(577)	$—	$115,503	$—

At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities and it does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at June 30, 2009 and has recognized the total amount of the impairment in other comprehensive income, net of tax. A $35,000 other-than-temporary impairment was recognized on an equity investment during the first quarter 2009.

10.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES-(continued)
The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008:

	Securities in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
June 30, 2009	Losses	Value	Losses	Value	Losses	Value
US Agency	$45,521	$4,013,460	$—	$—	$45,521	$4,013,460
Mortgage-backed securities	8,094	297,978	246,524	3,012,819	254,618	3,310,797
Obligations of state & political subdivisions	78,899	4,024,353	—	—	78,899	4,024,353

Total debt securities	132,514	8,335,791	246,524	3,012,819	379,038	11,348,610

Equity securities	—	—	23,831	72,001	23,831	72,001

Total temporarily impaired securities	$132,514	$8,335,791	$270,355	$3,084,820	$402,869	$11,420,611

	Securities in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2008	Losses	Value	Losses	Value	Losses	Value
Mortgage-backed securities	$312,520	$9,327,561	$104,975	$1,101,425	$417,495	$10,428,986
Obligations of state & political subdivisions	83,073	4,291,747	—	—	83,073	4,291,747

Total debt securities	395,593	13,619,308	104,975	1,101,425	500,568	14,720,733
Equity securities	—	—	72,345	64,038	72,345	64,038

Total temporarily impaired securities	$395,593	$13,619,308	$177,320	$1,165,463	$572,913	$14,784,771

11.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — FAIR VALUE MEASUREMENTS (FAS NO. 157)
Effective January 1, 2008, the Company adopted FAS No. 157, Fair Value Measurements, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. FAS No. 157 establishes a framework for measuring fair value. The framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and lowest priority to unobservable inputs. The three broad levels of the fair value hierarchy under FAS No. 157 are described below:

Level I:	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level II:	Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; inputs that are derived principally from or corroborated by observable market data by corroborated or other means. If the asset or liability has a specified (contractual) term, the Level II input must be observable for substantially the full term of the asset or liability.

Level III:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2009 and December 31, 2008, by level within the fair value hierarchy. No liabilities are carried at fair value. As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Common stocks and US Treasury notes are valued at the closing price reported on the active market on which the individual securities are traded. US Agency bonds, mortgage-backed securities and obligations of state and political subdivisions are valued at observable market data for similar assets.

	Level I	Level II	Level III	Total
	June 30, 2009
Assets:
Securities available for sale	$184,392	$67,118,418	$—	$67,302,810
	December 31, 2008
Securities available for sale	$176,219	$76,479,597	$—	$76,655,816
The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of June 30, 2009, and December 31, 2008, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
	June 30, 2009
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$1,798,608	$—	$1,798,608
	December 31, 2008
Impaired loans	$—	$2,049,171	$—	$2,049,171

12.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — FAIR VALUES OF FINANCIAL INSTRUMENTS (FAS NO. 107)
The estimated fair values of recognized financial instruments as of June 30, 2009 and December 31, 2008 are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	value	value	value	value
Financial assets:
Cash and cash equivalents	$17,391	$17,391	$12,746	$12,746
Securities	72,766	72,766	81,888	81,888
Loans, net	315,646	321,546	312,897	321,924
Accrued Interest Receivable	1,281	1,281	1,386	1,386
Financial liabilities:

Deposits	$300,513	$302,784	$305,453	$308,213
Short-term borrowings	24,918	24,918	22,892	22,892
Other borrowings	50,262	52,234	50,998	53,073
Accrued Interest Payable	405	405	417	417
For purposes of the above disclosures of estimated fair value, the following assumptions are used:
Cash and cash equivalents; Accrued interest receivable; Short term borrowings, Accrued interest payable
The fair value of the above instruments is considered to be carrying value.
Securities
The fair value of securities available-for-sale which are measured on a recurring basis are determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on securities’ relationship to other similar securities.
Loans, net
The fair value for loans is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were utilized as estimates for fair value. Fair value of non-accrual loans is based on carrying value.
Deposits and Other Borrowed Funds
The fair values of certificates of deposit and other borrowed funds are based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of year-end.
The Company also has unrecognized financial instruments at June 30, 2009 and December 31, 2008. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $61,425,000 at June 30, 2009 and $61,791,000 at December 31, 2008. Such amounts are also considered to be the estimated fair values.

13.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value estimates of financial instruments are made at a specific point in time based on relevant market information. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument over the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Since no ready market exists for a significant portion of the financial instruments, fair value estimates are largely based on judgments after considering such factors as future expected credit losses, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
NOTE 5 — BUSINESS COMBINATION
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

	For the three months		For the six months
	ended June 30,		ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Net interest income	$3,832	$3,884	$7,726	$7,889
Provision for loan losses	394	108	635	313
Non-interest income	780	608	1,576	1,652
Non-interest expense	3,210	3,241	6,339	6,573
Net income	$706	$774	$1,602	$1,877
Net income per common share
Basic	$0.26	$0.28	$0.59	$0.68
Diluted	$0.26	$0.28	$0.59	$0.68
NOTE 6 — SUBSEQUENT EVENTS
The Company assessed events occurring subsequent to June 30, 2009 through August 13, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements, which were issued on August 13, 2009.

14.

CSB BANCORP, INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiaries (the “Company”) at June 30, 2009 as compared to December 31, 2008, and the consolidated results of operations for the quarter and six-month period ended June 30, 2009 compared to the same period in 2008. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
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
FINANCIAL CONDITION
Total assets were $422.6 million at June 30, 2009, compared to $424.7 million at December 31, 2008, representing a decrease of $2.1 million or 0.5%. Cash and cash equivalents increased $4.6 million, or 36.4%, during the six-month period ending June 30, 2009, due to a $5.7 million increase in Interest-earning deposits in other banks and Federal funds sold and a $1.1 million decrease in cash and due from banks. Securities decreased $9.1 million or 11.1% during the first six months of 2009 primarily due to calls within the US Agency portfolio and principal repayments within the mortgage-backed securities portfolio. Net loans increased $1.6 million, or 0.5%, while deposits decreased $4.9 million, or 1.6%, during the six-month period. Short-term borrowings of Federal funds purchased, securities sold under repurchase agreement and Federal Home Loan Bank borrowings increased $2.0 million, while other borrowings decreased $736 thousand during the period.
Net loans increased $1.6 million, or 0.5%, during the six-month period ended June 30, 2009. Loan balance increases were recognized in commercial loans of $6.6 million and home equity lines of $3.5 million during the six-month period. With low interest rates available on the mortgage secondary market , mortgages declined $5.9 million and consumer installment credit continued to decline another $770 thousand during the period. The allowance for loan losses amounted to $3,398,000, or 1.07% of total loans at June 30, 2009 compared to $3,394,000 or 1.07% of total loans at December 31, 2008.

15.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The allowance for loan losses totaled $3.4 million at June 30, 2009 stable from March 31, 2009 and December 31, 2008. The Company provided $635 thousand to the allowance for loan losses for the six-month period ending June 30, 2009 while net loan charge-offs totaled $631 thousand for the same period. At June 30, 2009 nonperforming loans, other real estate owned and delinquent loans reflect balance decreases from March 31, 2009.

	June 30, 2009		March 31, 2009		December 31, 2008

Non-performing loans	$4,071,028		$4,123,091		$2,642,728
Other real estate	52,000		59,000		79,000
Allowance for loan losses	3,397,920		3,401,888		3,393,685
Total loans	317,879,674		319,424,751		316,290,412
Allowance: loans	1.07%		1.07%		1.07%
30-89 day loan delinquency	1,581,869		1,837,725		3,111,000
Allowance: non-performing loans	0.8	x	0.8	x	1.3	x
Non-performing assets: total assets	1.00%		0.99%		0.64%
The ratio of gross loans to deposits was 104.4% at June 30, 2009, compared to 103.5% at December 31, 2008. The increase in this ratio is the result of loan growth and deposit shrinkage experienced during the six months ended June 30, 2009.
At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. The Company had net unrealized gains of $1.1 million within its securities portfolio at June 30, 2009, compared to net unrealized gains of $218,000 at December 31, 2008. Gross unrealized losses of $403 thousand as of June 30, 2009 were primarily concentrated in four (4) private label CMO’s. These investments represent $2.9 million fair value, $7.5 million original par value and $251,000 gross unrealized loss. All bonds are investment grade at June 30, 2009, collateralized primarily by 1-4 family mortgage loans and borrowers in a wide geographical dispersion. Management believes the Company will fully recover the cost of these securities and it does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at June 30, 2009 and has recognized the total amount of the impairment in other comprehensive income, net of tax. A $35,000 other-than-temporary impairment was recognized on an equity investment during the first quarter 2009.
Short-term borrowings increased $2.0 million from December 31, 2008 as new customer relationships were opened as repurchase agreements. Other borrowings decreased $736 thousand due to maturities and payments of Federal Home Loan advances.
Deposits decreased $4.9 million, or 1.6% from December 31, 2008 with non-interest bearing deposits declining $5.0 million and interest-bearing deposit accounts increasing $35 thousand reflecting normal seasonal fluctuations. By deposit type, increases were recognized in money market savings accounts of $2.1 million and time deposits under $100 thousand of $2.8 million for the six-month period ended June 30, 2009. During the period $3.2 million of brokered deposits acquired through the merger with Indian Village matured and were not renewed. Decreases were also reflected in interest-bearing demand deposits and traditional savings accounts.

16.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total shareholders’ equity amounted to $44.7 million, or 10.6%, of total assets, at June 30, 2009, compared to $43.5 million, or 10.2% of total assets, at December 31, 2009. The increase in shareholders’ equity during the six months ended June 30, 2009 was due to net income of $1,602,000 and the increase in net unrealized gains, net of tax, on securities of $589,000. These increases were partially offset by dividends declared of $985,000. The Company and its subsidiary bank met all regulatory capital requirements at June 30, 2009.
RESULTS OF OPERATIONS
Three months ended June 30, 2009 and 2008
For the quarter ended June 30, 2009, the Company recorded net income of $706,000, or $0.26 per share, as compared to net income of $878,000, or $0.36 per share for the quarter ended June 30, 2008. The $172,000 decrease in net income for the quarter was principally due to a $346,000 increase in the provision for loan losses and a $593,000 increase in other expenses. The declines were partially offset by net increases in other income of $100,000 and a decline in federal income tax provision of $121,000.
Interest income for the quarter ended June 30, 2009, was $5,466,000, representing a $573,000 increase, or 11.7%, compared to the same period in 2008. This increase was primarily due to an increase in average loan volume of $70 million for the second quarter in 2009 compared to the quarter ended June 30, 2008. Securities posted an additional net interest increase due to an increase in average volume of $5 million. These interest increases were partially offset by a rate decline of 1.78% on approximately $10 million in overnight fed funds sold and interest bearing deposit accounts.
Interest expense for the quarter ended June 30, 2009 was $1,634,000, an increase of $26,000, or 1.6%, from the same period in 2008. The increase in interest expense occurred due to volume increases from the deposits and Federal Home Loan Bank advances acquired in the Indian Village transactions, which were mostly offset by decreases in interest rates across the board for the quarter ended June 30, 2009. During second quarter 2009, maturing time deposits renewed at interest rates that were lower than the previous period.
The provision for loan losses for the quarter ended June 30, 2009, was $394,000, compared to a $48,000 provision for the same quarter in 2008. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income for the quarter ended June 30, 2009, was $780,000, an increase of $100,000, or 14.7%, compared to the same quarter in 2008. This increase occurred due to the gain on sale of mortgage loans into the secondary market of $117,000 for the quarter as compared to the prior year quarter of $7,000 attributable to refinancings in the current low rate mortgage market environment. Additional increases were made in debit card interchange fees of $16,000 and all other income of $33,000. Trust and brokerage fees declined $43,000 on a quarter over quarter basis as the market value of assets under management declined. Service charges on deposit accounts also declined by $15,000 or 4.4% as customer use of overdraft privilege products declined.
Non-interest expenses for the quarter ended June 30, 2009, increased $593,000, or 22.7%, compared to the second quarter of 2008. FDIC assessments increased $211,000 due to increased rates and a special assessment while a previous credit balance was exhausted. Increases in all other expenses occurred primarily as a result of the Indian Village acquisition; salaries and employee benefits increased $169,000, occupancy and equipment expenses increased $65,000 and other expenses increased $69,000 or 13.0%.

17.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Federal income tax expense decreased $121,000, or 28.7% for the quarter ended June 30, 2009 as compared to the second quarter of 2008. The provision for income taxes was $302,000 (effective rate of 29.9%) for the quarter ended June 30, 2009, compared to $423,000 (effective rate of 32.5%) for the quarter ended June 30, 2008. The decrease in the effective tax rate resulted from an increase in tax-exempt interest income and decreased income generated by the company.
Six months ended June 30, 2009 and 2008
Net income for the six months ending June 30, 2009, was $1,602,000, or $0.59 per share, as compared to $1,880,000 or $0.77 per share during the same period in 2008. Return on average assets and return on average equity were 0.76% and 7.24%, respectively, for the six-month period of 2009, compared to 1.10% and 10.14%, respectively for 2008.
Net interest income was $7,726,000 for the six months ended June 30, 2009, an increase of $1,060,000 or 15.9% from the same period last year. Comparative net income decreased primarily due to the increase in the provision for loan losses of $480,000 and the increase in FDIC premiums and assessments of $377,000 compared to the same period in 2008.
Interest income on loans increased $773,000, or 9.2%, for the six months ended June 30, 2009, as compared to the same period in 2008. This increase was primarily due to an average volume increase of $67 million partially offset by an interest rate decrease of 91 basis points for the comparable six-month periods. Interest income on securities increased $156,000, or 9.3%, as the yield on taxable securities increased 8 basis points, while average investment balances increased by $3.4 million. Interest income on fed funds sold and interest bearing deposits decreased $61,000 for the six months ended June 30, 2009 as the average fed funds sold rate decreased 184 basis points to 0.23%, compared to the same period in 2008.
Interest expense decreased $192,000 to $3,320,000 for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Interest expense on deposits decreased $296,000, or 11.4%, from the same period as last year, while interest expense on other borrowings increased $104,000 or 11.4%. The decrease in interest expense has been caused by lower interest rates being paid across the board on interest-bearing deposit accounts and borrowings. Time deposits continue to renew at lower interest rates, and some depositors have moved monies to saving instruments anticipating higher rate time deposits. Competition for deposits appears to be decreasing from a year ago with larger money center banks reducing the premium paid for term deposits. The net interest margin declined by 21 basis points for the six-month period ended June 30, 2009, to 3.93%, from 4.14% for the same period in 2008.
The provision for loan losses was $635,000 during the first six months of 2009, compared to $155,000 in the same six-month period of 2008. The provision or credit for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income decreased $59,000, or 3.6%, during the six months ended June 30, 2009, as compared to the same period in 2008. The decrease in non-interest income was primarily due to the sale of credit cards resulting in a gain of $261,000 during first quarter 2008. Trust and Brokerage fees declined $117,000 due to declines in market values and reductions in brokerage revenues. Service charges on deposits decreased $9,000 from the same period in 2008 as deposit customers curtailed their use of overdraft privilege products in 2009. These decreases were partially offset by a $184,000 increase in gains on mortgage loans sold in the secondary market for the first half of 2009, a $31,000 increase in debit card interchange fees and a $116,000 gain on securities sold during the first quarter of 2009.

18.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-interest expenses increased $993,000, or 18.6%, for the six months ended June 30, 2009, compared to the same period in 2008. The bank’s FDIC deposit premium rose $377,000 from $15,000 for the six months ended 2008 reflecting the rising assessment rate, the exhaustion of the bank’s credit in 2009 and the effect of the special assessment payable on September 30, 2009. Salaries and employee benefits increased $341,000, or 11.1%, primarily the result of increased number of employees following the merger of Indian Village as well as increased cost of benefit programs. Professional and directors fees a result of increased legal and legal collection fees due to an increased number of nonperforming loans. Occupancy expense has increased during the first six-months of 2009 as compared with 2008 due to increased rents, maintenance and utilities on three additional offices. Other expenses increased $55,000 or 4.8% primarily the result of increased operating costs of a larger company.
The provision for income taxes was $726,000 (effective rate of 31.1%) for the six months ended June 30, 2009, compared to $921,000 (effective rate of 32.9%) for the six months ended June 30, 2008. The decrease in the effective tax rate resulted from an increase in tax-exempt interest income as a portion of total income before income taxes.
CAPITAL RESOURCES
The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to Capital Resources as presented in CSB Bancorp’s annual report on Form 10-K for the year ended December 31, 2008, and as of June 30, 2009 the holding company and its bank meet all capital adequacy requirements to which they are subject.
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $17.4 million at June 30, 2009, an increase of $4.6 million from $12.7 million at December 31, 2008. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal cash flow and maturities on investments maturing within one year represent 7.5% of total assets as of June 30, 2009 compared to 6.6% of total assets at year-end 2008. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

19.

CSB BANCORP, INC.
QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3 — QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2009, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Company’s board-approved policy.
The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 and 200 basis point changes in market interest rates at June 30, 2009 and December 31, 2008:
June 30 2009

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$16,648	$443	2.7%
+100	16,453	248	1.5%
0	16,205	0	0
-100	N/A	N/A	N/A
-200	N/A	N/A	N/A
December 31, 2008

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$16,084	$651	4.2%
+100	15,786	353	2.3
0	15,433	0	0.0
-100	15,532	99	0.6
-200	N/A	N/A	N/A

20.

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

21.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended June 30, 2009
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
There are no matters required to be reported under this item.
ITEM 1A — RISK FACTORS
There were no material changes to the Risk Factors described in Item 1A in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There are no matters required to be reported under this item.
Issuer Purchase of Equity Securities

				Maximum
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased	that May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plans	the Plan
April 1, 2009 to April 30, 2009	—	—	—	41,471
May 1, 2009 to May 31, 2009	—	—	—	41,471
June 1, 2009 to June 30, 2009	—	—	—	41,471
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

22.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended June 30, 2009
PART II — OTHER INFORMATION(continued)
Item 4 — Submission of Matters to a Vote of Security Holders:
The Corporation held its Annual Meeting of Shareholders on April 22, 2009, for which the board of Directors solicited proxies.
(a)	Three Directors were elected at the Annual Meeting for terms expiring at the 2012 Annual Meeting of Shareholders, with the following voting results:

			Authority
	For	Against	Withheld
Ronald E. Holtman	1,883,407	*	70,455
Daniel J. Miller	1,808,385	*	145,476
Eddie L. Steiner	1,904,785	*	49,076

*	Proxies provide that shareholders may either cast a vote for, or abstain from voting for directors.
(b)	In addition to the election of Directors, the following matter was voted on at the Annual Meeting of Shareholders:
1)	Adoption of the proposed amendment to Article VIII of the Code of Regulations of CSB Bancorp Inc:

Votes For	Votes Against	Abstentions
1,549,607	126,946	26,991
Item 5 — Other Information:
There are no matters required to be reported under this item

23.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended June 30, 2009
PART II — OTHER INFORMATION (continued)
Item 6 — Exhibits:

Exhibit
Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-KSB for the Fiscal Year ended December 31, 1994)

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s Form 10-K for the Fiscal Year ended December 31, 1998)

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form Def14-a for the Fiscal Year ended December 31, 2008)

4	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB.

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification

32.1	Section 1350 CEO’s Certification

32.2	Section 1350 CFO’s Certification

24.

CSB BANCORP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC. (Registrant)
Date: August 13, 2009	/s/ Eddie L. Steiner
Eddie L. Steiner
President Chief Executive Officer

Date: August 13, 2009	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President Chief Financial Officer

25.

CSB BANCORP, INC.
Index to Exhibits

Exhibit
Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-KSB for the Fiscal Year ended December 31, 1994)

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s Form 10-k for the Fiscal Year ended December 31, 1998)

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form Def 14-a for the Fiscal Year ended December 31, 2008)

4	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB)

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof.)

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification

32.1	Section 1350 CEO’s Certification

32.2	Section 1350 CFO’s Certification

26.