Form 10-Q
period 2009-09-30
CSB BANCORP INC /OH
filed 2009-11-13
CIK 880417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at November 13, 2009:
2,734,799 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED September 30, 2009

CSB BANCORP, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from bank	$8,681,607	$8,698,917
Interest-earning deposits in other banks	13,258,887	2,961,153
Federal funds sold	—	1,086,000

Total cash and cash equivalents	21,940,494	12,746,070

Securities available-for-sale, at fair value	72,614,370	76,655,816
Restricted stock, at cost	5,463,100	5,231,800

Total securities	78,077,470	81,887,616

Loans	314,717,245	316,290,412
Less allowance for loan losses	3,696,698	3,393,685

Net loans	311,020,547	312,896,727

Premises and equipment, net	8,541,328	8,470,855
Bank owned life insurance	2,827,263	2,748,909
Other intangible assets	607,493	597,014
Goodwill	1,423,171	1,448,029
Accrued interest receivable and other assets	2,952,797	3,861,962

Total Assets	$427,390,563	$424,657,182

LIABILITIES
Deposits
Noninterest-bearing	$46,366,578	$49,058,592
Interest-bearing	256,531,562	256,394,147

Total deposits	302,898,140	305,452,739
Short-term borrowings	27,056,770	22,891,593
Other borrowings	49,857,842	50,997,537
Accrued interest payable and other liabilities	1,997,904	1,846,841

Total liabilities	381,810,656	381,188,710

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: 9,000,000 shares authorized:
2,980,602 shares issued; 2,734,799 shares outstanding	18,628,767	18,628,767
Additional paid-in capital	9,992,329	9,986,499
Retained earnings	20,707,496	19,723,972
Treasury stock at cost: 245,803 shares	(5,014,541)	(5,014,541)
Accumulated other comprehensive income	1,265,856	143,775

Total shareholders’ equity	45,579,907	43,468,472

Total Liabilities and Shareholders’ Equity	$427,390,563	$424,657,182

See notes to unaudited consolidated financial statements.
3.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income
Loans, including fees	$4,565,909	$4,073,175	$13,768,953	$12,503,136
Taxable securities	776,162	800,062	2,461,570	2,377,551
Nontaxable securities	84,281	60,088	232,203	159,510
Other	7,979	32,992	16,835	102,863

Total interest income	5,434,331	4,966,317	16,479,561	15,143,060

Interest expense
Deposits	1,055,240	1,068,797	3,353,042	3,662,709
Other	514,514	457,693	1,536,315	1,374,994

Total interest expense	1,569,754	1,526,490	4,889,357	5,037,703

Net interest income	3,864,577	3,439,827	11,590,204	10,105,357
Provision for loan losses	292,952	107,031	928,092	261,740

Net interest income after provision for loan losses	3,571,625	3,332,796	10,662,112	9,843,617

Non-interest income
Service charges on deposit accounts	313,269	326,006	930,779	952,414
Trust and financial services	172,555	138,128	406,930	489,360
Debit card interchange fees	101,268	81,805	282,991	232,995
Gain on sale of loans	172,466	9,475	356,926	281,309
Securities (losses) gains	(33,613)	(35,000)	81,890	(35,000)
Other income	144,166	153,198	386,849	387,966

Total non-interest income	870,111	673,612	2,446,365	2,309,044

Non-interest expenses
Salaries and employee benefits	1,747,309	1,532,758	5,151,886	4,596,823
Occupancy expense	265,563	183,735	739,725	566,531
Equipment expense	131,479	122,541	403,175	367,312
State franchise tax	134,950	108,560	371,320	323,370
Professional and director fees	157,137	95,454	485,453	375,353
FDIC deposit insurance	105,100	20,000	496,300	34,585
Amortization of intangible assets	16,227	—	48,772	—
Other expenses	629,949	598,796	1,830,230	1,743,601

Total non-interest expenses	3,187,714	2,661,844	9,526,861	8,007,575

Income before income taxes	1,254,022	1,344,564	3,581,616	4,145,086
Federal income tax provision	395,700	454,000	1,121,300	1,375,000

Net income	$858,322	$890,564	$2,460,316	$2,770,086

Basic and diluted earnings per share	$0.31	$0.37	$0.90	$1.14

See notes to unaudited consolidated financial statements.
4.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$44,678,325	$36,577,306	$43,468,472	$36,278,048

Comprehensive income:
Net income	858,322	890,564	2,460,316	2,770,086
Change in net unrealized gain, net of reclassification adjustments and related income taxes $274,391, $245,875, $578,042, and $92,263, respectively	532,642	477,287	1,122,081	179,098

Total comprehensive income	1,390,964	1,367,851	3,582,397	2,949,184

Stock-based compensation expense	2,882	3,750	5,830	11,250

Purchase of treasury shares	—	(1,006)	—	(415,259)

Cash dividends declared ($0.18 for the three months and $0.54 for the nine months per share in 2009 and 2008)	(492,264)	(435,957)	(1,476,792)	(1,311,279)

Balance at end of period	$45,579,907	$37,511,944	$45,579,907	$37,511,944

See notes to unaudited consolidated financial statements.
5.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Net cash provided by operating activities	$3,377,602	$3,384,940

Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities, calls and repayments	25,446,408	17,869,675
Proceeds from sales	1,305,425	—
Purchases	(20,978,926)	(13,611,007)
Purchase of Federal Reserve Bank stock	(231,300)	(114,900)
Proceeds from sale of other real estate	83,500	105,000
Loan originations, net of repayments	843,888	(1,983,166)
Proceeds from sale of credit cards	—	2,513,671
Premises and equipment expenditures, net	(632,313)	(320,292)

Net cash provided by investing activities	5,836,682	4,458,981

Cash flows from financing activities
Net change in deposits	(2,374,007)	(13,433,237)
Net change in short-term borrowings	4,165,177	(2,548,323)
Proceeds from other borrowings	—	8,000,000
Repayment of other borrowings	(826,502)	(341,890)
Purchase of treasury shares	—	(415,259)
Cash dividends paid	(984,528)	(875,322)

Net cash used for financing activities	(19,860)	(9,614,031)

Net change in cash and cash equivalents	9,194,424	(1,770,110)

Cash and cash equivalents at beginning of period	12,746,070	12,193,362

Cash and cash equivalents at end of period	$21,940,494	$10,423,252

Supplemental disclosures
Interest paid	$5,380,325	$5,120,995
Income taxes paid	920,000	1,326,000
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
The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2009, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2008, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the full year or any future interim period.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the interim reporting period ending September 30, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.
In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This accounting standard was subsequently codified into ASC Topic 860. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.
In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on January 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On January 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities. The Company deferred

7.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS-(continued)
adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.
In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures. This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this new guidance did not have a material effect on the Company’s results of operations or financial position.
In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 4 herein.
In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.
In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is currently evaluating the impact of this standard on the Company’s financial condition, results of operations, and disclosures.

8.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES
Securities consist of the following at September 30, 2009 and December 31, 2008:
September 30, 2009

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value

Available-for-sale:
U.S. Treasury security	$100,530	$142	$—	$100,672
Obligations of U.S. government corporations and agencies	10,186,745	7,829	24,204	10,170,370
Mortgage-backed securities	51,441,268	1,890,761	180,179	53,151,850
Obligations of states and political subdivisions	8,903,053	236,866	862	9,139,057

Total debt securities	70,631,596	2,135,598	205,245	72,561,949
Equity Securities	64,811	285	12,675	52,421

Total available-for-sale	70,696,407	2,135,883	217,920	72,614,370
Restricted stock	5,463,100	—	—	5,463,100

Total securities	$76,159,507	$2,135,883	$217,920	$78,077,470

December 31, 2008

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value

Available-for-sale:
U.S. Treasury security	$99,988	$473	$—	$100,461
Obligations of U.S. government corporations and agencies	12,447,301	93,055	—	12,540,356
Mortgage-backed securities	56,697,763	618,677	417,495	56,898,945
Obligations of states and political subdivisions	7,045,468	77,901	83,073	7,040,296

Total debt securities	76,290,520	790,106	500,568	76,580,058
Equity Securities	147,458	645	72,345	75,758

Total available-for-sale	76,437,978	790,751	572,913	76,655,816
Restricted stock	5,231,800	—	—	5,231,800

Total securities	$81,669,778	$790,751	$572,913	$81,887,616

The amortized cost and fair value of securities at September 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$3,818,603	$3,841,296
Due after one through five years	2,957,178	2,980,738
Due after five years through ten years	15,232,643	15,508,162
Due after ten years	48,623,172	50,231,753

Total debt securities available-for-sale	$70,631,596	$72,561,949

9.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES-(continued)
Realized Gains and Losses
The following table shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of the sales. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined by the specific identification method.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Proceeds	$8,484	$—	$1,305,425	$—

Realized gains	$1,387	$—	$152,467	$—
Realized losses		—	577	—
Impairment losses	35,000	35,000	70,000	35,000

Net securities (losses) gains	$(33,613)	$(35,000)	$81,890	$(35,000)

At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities and it does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at September 30, 2009 and has recognized the total amount of the impairment in other comprehensive income, net of tax. A $70,000 other-than-temporary impairment was recognized on an equity investment during the first nine months of 2009. This equity investment has been sold as of September 30, 2009.

10.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES-(continued)
The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008:
Securities in a Continuous Unrealized Loss Position

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
September 30, 2009	Losses	Value	Losses	Value	Losses	Value
Obligations of U.S. government corporations and agencies	$24,204	$4,983,200	$—	$—	$24,204	$4,983,200
Mortgage-backed securities	13,326	2,478,502	166,853	2,491,340	180,179	4,969,842
Obligations of state & political subdivisions	862	802,095	—	—	862	802,095

Total debt securities	38,392	8,263,797	166,853	2,491,340	205,245	10,755,137

Equity securities	—	—	12,674	41,061	12,674	41,061

Total temporarily impaired securities	$38,392	$8,263,797	$179,527	$2,532,401	$217,919	$10,796,198

Securities in a Continuous Unrealized Loss Position

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2008	Losses	Value	Losses	Value	Losses	Value
Mortgage-backed securities	$312,520	$9,327,561	$104,975	$1,101,425	$417,495	$10,428,986
Obligations of state & political subdivisions	83,073	4,291,747	—	—	83,073	4,291,747

Total debt securities	395,593	13,619,308	104,975	1,101,425	500,568	14,720,733
Equity securities	—	—	72,345	64,038	72,345	64,038

Total temporarily impaired securities	$395,593	$13,619,308	$177,320	$1,165,463	$572,913	$14,784,771

NOTE 3 — FAIR VALUE MEASUREMENTS
The Company adopted FASB ASC Topic 820 which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. The framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and lowest priority to unobservable inputs. The three broad levels of the fair value hierarchy are described below:

11.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — FAIR VALUE MEASUREMENTS-(continued)

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
The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2009 and December 31, 2008, by level within the fair value hierarchy. No liabilities are carried at fair value. As required by the accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government corporations and agencies, mortgage-backed securities and obligations of states and political subdivisions are valued at observable market data for similar assets.

	Level I	Level II	Level III	Total
	September 30, 2009
Assets:
Securities available-for-sale
U.S. Treasury security	$100,672	$—	$—	$100,672
Obligations of U.S. government corporations and agencies	—	10,170,370	—	10,170,370
Mortgage-backed securities	—	53,151,850	—	53,151,850
Obligations of states and political subdivisions	—	9,139,057	—	9,139,057

Total debt securities		72,461,277		72,561,949
Equity Securities	52,421	—	—	52,421

Total available-for-sale securities	$153,093	$72,461,277	$—	$72,614,370

	December 31, 2008
Securities available-for-sale
U.S. Treasury security	$100,461	$—	$—	$100,461
Obligations of U.S. government corporations and agencies	—	12,540,356	—	12,540,356
Mortgage-backed securities	—	56,898,945	—	56,898,945
Obligations of states and political subdivisions	—	7,040,296	—	7,040,296

Total debt securities	—	76,479,597	—	76,580,058
Equity Securities	75,758	—	—	75,758

Total available-for-sale securities	$176,219	$76,479,597	$—	$76,655,816

12.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — FAIR VALUE MEASUREMENTS-(continued)
The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of September 30, 2009, and December 31, 2008, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
	September 30, 2009
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$2,253,831	$—	$2,253,831

	December 31, 2008

Impaired loans	$—	$2,049,171	$—	$2,049,171
NOTE 4 — FAIR VALUES OF FINANCIAL INSTRUMENTS
The estimated fair values of recognized financial instruments as of September 30, 2009 and December 31, 2008 are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	value	value	value	value
Financial assets:
Cash and cash equivalents	$21,940	$21,940	$12,746	$12,746
Securities	78,077	78,077	81,888	81,888
Loans, net	311,021	321,124	312,897	321,924
Accrued Interest Receivable	1,344	1,344	1,386	1,386

Financial liabilities:
Deposits	$302,898	$304,314	$305,453	$308,213
Short-term borrowings	27,057	27,057	22,892	22,892
Other borrowings	49,858	52,021	50,998	53,073
Accrued Interest Payable	241	241	417	417
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

13.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — FAIR VALUES OF FINANCIAL INSTRUMENTS -(continued)
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
The Company also has unrecognized financial instruments at September 30, 2009 and December 31, 2008. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $61,342,000 at September 30, 2009 and $61,791,000 at December 31, 2008. Such amounts are also considered to be the estimated fair values.
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

14.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 — BUSINESS COMBINATION
Effective after the close of business on October 31, 2008, CSB completed the acquisition of Indian Village Bancorp, Inc. (“Indian Village”). CSB and Indian Village entered into a definitive Agreement and Plan of Merger on May 14, 2008. Immediately following the merger, Indian Village Community Bank was merged with and into The Commercial and Savings Bank of Millersburg. Indian Village banking centers are located in Gnadenhutten, New Philadelphia and North Canton, Ohio. Under the terms of the agreement, the Company paid a combination of stock and cash as set forth in the definitive agreement and plan of merger for each outstanding common share of Indian Village, resulting in aggregate merger consideration of approximately $8.1 million. This transaction was accounted for using the purchase method of accounting.
The following unaudited summary information presents the consolidated results of operations of CSB on a pro forma basis, as if the Indian Village acquisition had occurred at the beginning of each of the periods presented. The pro forma data gives effect to the merger and is based on numerous assumptions and estimates.

	For the three months		For the nine months
	ended September 30,		ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Net interest income	$3,865	$3,996	$11,590	$11,863
Provision for loan losses	293	407	928	719
Non-interest income	870	781	2,446	2,433
Non-interest expense	3,188	3,279	9,527	9,853
Net income	$858	$723	$2,460	$2,585
Net income per common share
Basic	$0.31	$0.26	$0.90	$0.94
Diluted	$0.31	$0.26	$0.90	$0.94
NOTE 6 — SUBSEQUENT EVENTS
The Company assessed events occurring subsequent to September 30, 2009 through November 13, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements, which were issued on November 13, 2009.

15.

CSB BANCORP, INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiaries (the “Company”) at September 30, 2009 as compared to December 31, 2008, and the consolidated results of operations for the three and nine-month periods ended September 30, 2009 compared to the same period in 2008. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
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
FINANCIAL CONDITION
Total assets were $427.4 million at September 30, 2009, compared to $424.7 million at December 31, 2008, representing an increase of $2.7 million or 0.6%. Cash and cash equivalents increased $9.2 million, or 72.1%, during the nine-month period ending September 30, 2009, due to a $10.3 million increase in interest-earning deposits in other banks, offset partially by a $1.1 million decrease in Federal funds sold. Securities decreased $3.1 million or 4.7% during the first nine months of 2009 primarily due to calls within the U.S. Agency portfolio and principal repayments within the mortgage-backed securities portfolio. Net loans decreased $1.9 million, or 0.6%, while deposits decreased $2.6 million, or 0.8%, during the nine-month period. Short-term borrowings of Federal funds purchased, securities sold under repurchase agreement and Federal Home Loan Bank borrowings increased $4.2 million, while other borrowings decreased $1.1 million during the period.
Net loans decreased $1.9 million, or 0.6%, during the nine-month period ended September 30, 2009. Loan balance increases were recognized in commercial loans of $5.3 million, home equity lines of $5.7 million, and construction loans of $2.5 million during the nine-month period. Mortgage loans declined $14.1 million due to customers refinancing into lower rate mortgage loans which were primarily sold on the secondary market. Consumer installment credit continued to decline another $760,000 during the period. The allowance for loan losses amounted to $3,697,000, or 1.17% of total loans at September 30, 2009 compared to $3,394,000 or 1.07% of total loans at December 31, 2008.

16.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The allowance for loan losses totaled $3.7 million at September 30, 2009, an increase of $300 thousand over June 30, 2009 and December 31, 2008. The Company provided $928 thousand to the allowance for loan losses for the nine-month period ending September 30, 2009 while net loan charge-offs totaled $625 thousand for the same period. At September 30, 2009 nonperforming loans, other real estate owned and delinquent loans reflect balance increases from June 30, 2009 of $1,046,000 and December 31, 2008 of $918,000.

	September 30, 2009	June 30, 2009	December 31, 2008

Non-performing loans	$4,504,000	$4,071,028	$2,642,728
Other real estate	40,000	52,000	79,000
Allowance for loan losses	3,696,698	3,397,920	3,393,685
Total loans	314,717,245	317,879,674	316,290,412
Allowance: loans	1.17%	1.07%	1.07%
30-89 day loan delinquency	2,207,000	1,581,869	3,111,000
Allowance: non-performing loans	0.8x	0.8x	1.3x
Non-performing assets: total assets	1.06%	1.00%	0.64%
The ratio of gross loans to deposits was 103.9% at September 30, 2009, compared to 103.5% at December 31, 2008. The increase in this ratio is the result of larger deposit decreases than loan balance decreases experienced during the nine months ended September 30, 2009.
At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. The Company had net unrealized gains of $1.9 million within its securities portfolio at September 30, 2009, compared to net unrealized gains of $218,000 at December 31, 2008. Gross unrealized losses of $218,000 as of September 30, 2009 were primarily concentrated in two (2) private label CMO’s. These investments represent $1.7 million fair value, $4.5 million original par value and $159,000 gross unrealized loss. All bonds are investment grade at September 30, 2009, collateralized primarily by 1-4 family mortgage loans and borrowers in a wide geographical dispersion. Management believes the Company will fully recover the cost of these securities and it does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at September 30, 2009 and has recognized the total amount of the impairment in other comprehensive income, net of tax. A $70,000 other-than-temporary impairment was recognized on an equity investment during the first nine months of 2009. As of September 30, 2009, this equity investment has been sold.
Short-term borrowings increased $4.2 million from December 31, 2008 as new customer relationships were opened as repurchase agreements. Other borrowings decreased $1.1 million due to maturities and payments of Federal Home Loan Bank advances.
Deposits decreased $2.6 million, or 0.8% from December 31, 2008 with non-interest bearing deposits declining $2.7 million and interest-bearing deposit accounts increasing $137 thousand. By deposit type, increases were recognized in money market savings accounts of $4.7 million, while time deposits of $100 thousand and greater decreased $2.9 million for the nine-month period ended September 30, 2009. Included in the decrease of time deposits of $100 thousand and greater, were $3.2 million of brokered deposits acquired through the merger with Indian Village that matured and were not renewed. Decreases were also reflected in interest-bearing demand deposits and traditional savings accounts.

17.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total shareholders’ equity amounted to $45.6 million, or 10.7%, of total assets, at September 30, 2009, compared to $43.5 million, or 10.2% of total assets, at December 31, 2009. The increase in shareholders’ equity during the nine months ended September 30, 2009 was due to net income of $2,460,000 and the increase in net unrealized gains, net of tax, on securities of $1,122,000. These increases were partially offset by dividends declared of $1,477,000. The Company and its subsidiary bank met all regulatory capital requirements at September 30, 2009.
RESULTS OF OPERATIONS
Three months ended September 30, 2009 and 2008
For the quarter ended September 30, 2009, the Company recorded net income of $858,000, or $0.31 per share, as compared to net income of $891,000, or $0.37 per share for the quarter ended September 30, 2008. The $33,000 decrease in net income for the quarter was principally due to a $186,000 increase in the provision for loan losses and a $526,000 increase in other expenses. The increase in expenses was offset by increases in net interest income of $425,000, and other income of $196,000 and a decline in federal income tax provision of $58,000.
Interest income for the quarter ended September 30, 2009, was $5,434,000, representing a $468,000 increase, or 9.4%, compared to the same period in 2008. This increase was primarily due to an increase in average loan volume of $62 million for the third quarter in 2009 compared to the quarter ended September 30, 2008. These interest income increases were partially offset by a rate decline of 1.77% on approximately $6.6 million in overnight fed funds sold and interest bearing deposit accounts.
Interest expense for the quarter ended September 30, 2009 was $1,570,000, an increase of $43,000, or 2.8%, from the same period in 2008. The increase in interest expense occurred due to volume increases in average interest-bearing deposit balances and Federal Home Loan Bank advances acquired in the Indian Village transactions, which were mostly offset by decreases in interest rates across the board for the quarter ended September 30, 2009. During the third quarter 2009, maturing time deposits renewed at interest rates that were lower than the previous period.
The provision for loan losses for the quarter ended September 30, 2009, was $293,000, compared to a $107,000 provision for the same quarter in 2008. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income for the quarter ended September 30, 2009, was $870,000, an increase of $196,000, or 29.2%, compared to the same quarter in 2008. This increase occurred due to the gain on sale of mortgage loans into the secondary market of $172,000 for the quarter, as compared to the prior year quarter of $9,000, and was attributable to refinancings in the current low rate mortgage market environment. Additional increases were made in debit card interchange fees of $19,000 and trust and brokerage fees of $34,000 on a quarter over quarter basis. Service charges on deposit accounts declined by $13,000 or 3.9% as customer use of overdraft privilege products declined.
Non-interest expenses for the quarter ended September 30, 2009, increased $526,000, or 19.8%, compared to the third quarter of 2008 primarily the result of increased operating costs of a larger company. FDIC assessments increased $85,000 due to increased rates, while a previous credit balance was exhausted. Increases in all other expenses occurred primarily as a result of the Indian Village acquisition; salaries and employee benefits increased $215,000, occupancy and equipment expenses increased $91,000, professional and director fees increased $62,000, and other expenses increased $31,000.

18.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Federal income tax expense decreased $58,000, or 12.8% for the quarter ended September 30, 2009 as compared to the third quarter of 2008. The provision for income taxes was $396,000 (effective rate of 31.6%) for the quarter ended September 30, 2009, compared to $454,000 (effective rate of 33.8%) for the quarter ended September 30, 2008. The decrease in the effective tax rate resulted from an increase in tax-exempt interest income and decreased income generated by the company.
Nine months ended September 30, 2009 and 2008
Net income for the nine months ending September 30, 2009, was $2,460,000, or $0.90 per share, as compared to $2,770,000 or $1.14 per share during the same period in 2008. Return on average assets and return on average equity were 0.78% and 7.33%, respectively, for the nine-month period of 2009, compared to 1.08% and 9.91%, respectively for 2008.
Net interest income was $11,590,000 for the nine months ended September 30, 2009, an increase of $1,485,000 or 14.7% from the same period last year. Comparative net income decreased primarily due to the increase in the provision for loan losses of $666,000 and the increase in FDIC premiums and assessments of $462,000 compared to the same period in 2008, and additional costs resulting from operating a larger organization after the Indian Village acquisition.
Interest income on loans increased $1,266,000, or 10.1%, for the nine months ended September 30, 2009, as compared to the same period in 2008. This increase was primarily due to an average volume increase of $65 million partially offset by an interest rate decrease of 82 basis points for the comparable nine-month periods. Interest income on securities increased $157,000, or 6.2%, as average investment balances increased by $6.0 million, partially offset by yield decreases. Interest income on fed funds sold and interest bearing deposits decreased $86,000 for the nine months ended September 30, 2009 as the average fed funds sold rate decreased 192 basis points to 0.13%, compared to the same period in 2008.
Interest expense decreased $148,000 to $4,889,000 for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Interest expense on deposits decreased $310,000, or 8.5%, from the same period as last year, while interest expense on other borrowings increased $161,000 or 11.7%. The decrease in interest expense has been caused by lower interest rates being paid across the board on interest-bearing deposit accounts and borrowings. Time deposits continue to renew at lower interest rates, and some depositors have moved monies to saving instruments anticipating higher rate time deposits. Competition for deposits appears to be decreasing from a year ago with larger money center banks reducing the premium paid for term deposits. The net interest margin declined by 25 basis points for the nine-month period ended September 30, 2009, to 3.90%, from 4.15% for the same period in 2008.
The provision for loan losses was $928,000 during the first nine months of 2009, compared to $262,000 in the same nine-month period of 2008. The provision or credit for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income increased $137,000, or 5.9%, during the nine months ended September 30, 2009, as compared to the same period in 2008. The increase in non-interest income was primarily due to gains on the sale of mortgage loans into the secondary market of $357,000 in 2009, as compared to $14,000 in 2008. The increase from the sale of mortgage loans was partially offset as the gain on the sale of the credit card portfolio of $267,000 that occurred in 2008 was non recurring in 2009. Net gains on the sale of securities were $117,000 greater in 2009 as compared to the same period in 2008. Trust fees declined $98,000 due to declines in market values of assets under management, while brokerage fees increased by

19.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$16,000 over the same period in 2008. Additional increases of $50,000 were made in debit card interchange fees, due to increased customer usage. Service charges on deposits decreased $22,000 from the same period in 2008 as deposit customers curtailed their use of overdraft privilege products in 2009.
Non-interest expenses increased $1,519,000, or 19.0%, for the nine months ended September 30, 2009, compared to the same period in 2008. The bank’s FDIC deposit premium rose $462,000 from $35,000 for the nine months ended 2008 reflecting the rising assessment rate, the exhaustion of the bank’s credit in 2009 and the effect of the special assessment paid on September 30, 2009. Salaries and employee benefits increased $555,000, or 12.1%, primarily the result of increased number of employees following the merger of Indian Village as well as increased cost of benefit programs. Professional and directors fees increased as a result of rising legal and legal collection fees due to an increased number of nonperforming loans. Occupancy expense has increased during the first nine-months of 2009 as compared with 2008 due to increased rents, maintenance and utilities on three additional offices. Other expenses increased $87,000 or 5.0% primarily the result of increased operating costs of a larger company.
The provision for income taxes was $1,121,000 (effective rate of 31.3%) for the nine months ended September 30, 2009, compared to $1,375,000 (effective rate of 33.2%) for the nine months ended September 30, 2008. The decrease in the effective tax rate resulted from an increase in tax-exempt interest income as a portion of total income before income taxes, and decreased income generated by the company.
CAPITAL RESOURCES
The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to Capital Resources as presented in CSB Bancorp’s annual report on Form 10-K for the year ended December 31, 2008, and as of September 30, 2009 the holding company and its bank meet all capital adequacy requirements to which they are subject.
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $21.9 million at September 30, 2009, an increase of $9.2 million from $12.7 million at December 31, 2008. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal cash flow and maturities on investments maturing within one year represent 11.9% of total assets as of September 30, 2009 compared to 6.6% of total assets at year-end 2008. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

20.

CSB BANCORP, INC.
QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3 —QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2009, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Company’s board-approved policy.
The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 and 200 basis point changes in market interest rates at September 30, 2009 and December 31, 2008:
September 30, 2009

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$16,321	$841	5.4%
+100	15,858	378	2.4%
0	15,480	0	0
-100	N/A	N/A	N/A
-200	N/A	N/A	N/A
December 31, 2008

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$16,084	$651	4.2%
+100	15,786	353	2.3
0	15,433	0	0.0
-100	15,532	99	0.6
-200	N/A	N/A	N/A

21.

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

22.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended September 30, 2009
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
There are no matters required to be reported under this item.
ITEM 1A — RISK FACTORS
There were no material changes to the Risk Factors described in Item 1A in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There are no matters required to be reported under this item.
Issuer Purchase of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased	Per Share	Announced Plans	the Plan

July 1, 2009 to July 31, 2009	—	—	—	41,471
August 1, 2009 to August 31, 2009	—	—	—	41,471
September 1, 2009 to September 30, 2009	—	—	—	41,471
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
Item 5 — Other Information:
     There are no matters required to be reported under this item

23.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended September 30, 2009
PART II — OTHER INFORMATION(continued)
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

CSB BANCORP, INC. (Registrant)
Date: November 13, 2009	/s/ Eddie L. Steiner
Eddie L. Steiner
President Chief Executive Officer

Date: November 13, 2009	/s/ Paula J. Meiler
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