Form 10-K
period 2009-12-31
CSB BANCORP INC /OH
filed 2010-03-26
CIK 880417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Common Shares, $6.25 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on a share price of $16.00 per share (such price being the last trade price on such date) was $41.1 million.
At March 26, 2010, there were outstanding 2,734,799 of the registrant’s Common Shares, $6.25 par value.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s 2009 Annual Report to Shareholders.
Portions of Registrant’s Proxy Statement dated March 26, 2010.
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
The Bank grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Holmes, Tuscarawas, Wayne, Stark and portions of surrounding counties in Ohio. The Company’s market area has historically exhibited relatively stable economic conditions; however, a pronounced slowdown in economic activity has been evident since the latter half of 2008. Unemployment levels in Holmes County have generally been among the lowest in the State of Ohio, while the balance of the Company’s market area typically experiences unemployment levels similar to the state average. Unemployment in the Company’s market area during 2009 was virtually double the average of the previous nine years. Moderately lower real estate values have also developed as a result of the prevailing recessionary conditions.
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
Commercial real estate loans are primarily secured by borrower-occupied business real estate and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Commercial real estate loans are generally originated with a loan-to-value ratio of 80% or less. Commercial construction loans are secured by commercial real estate and in most cases the bank also provides the permanent financing. The Bank monitors advances and the maximum loan to value is typically limited to the lesser of 90% of cost or 80% of appraisal. Management performs much the same analysis when deciding whether to grant a commercial real estate loan as when deciding whether to grant a commercial loan.
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
Employees
At December 31, 2009, the Company had 159 employees, 125 of which were employed on a full-time basis. The Company has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Management considers its employee relations to be good.

Competition
The Bank operates in a highly competitive industry due, in part, to Ohio law permitting statewide branching by banks, savings and loan associations and credit unions. Ohio law also permits nationwide interstate banking on a reciprocal basis. In its primary market area of Holmes, Tuscarawas, Wayne, Stark and surrounding counties, the Bank competes for new deposit dollars and loans with several other commercial banks, both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. The Bank believes its presence in the Holmes, Tuscarawas, Wayne and Stark County areas provides the Bank with a competitive advantage due to its large asset base and ability to make loans and provide services to the local community.
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
Regulation of Bank Holding Companies
As a bank holding company, which is also designated as a financial holding company under GLB, CSB’s activities are subject to extensive regulation by the FRB. CSB is required to file reports with the FRB and such additional information as the FRB may require, and is subject to regular examination and inspection by the FRB.
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

The FRB also regulates and provides limitations on transactions between affiliates of a bank holding company, loans to directors and officers of bank affiliates, and securities transactions, and liability for losses incurred by commonly controlled banks in certain circumstances.
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
Regulatory Capital
The FRB has adopted risk-based capital guidelines for bank holding companies and state member banks. The guidelines provide a systematic analytical framework, which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.
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
In order to be “well-capitalized,” a bank must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2009, the Bank meets the ratio requirements to be deemed “well capitalized” according to the guidelines described above. See Note 12 of the Notes to Consolidated Financial Statements located on page 49 of CSB’s 2009 Annual Report, which is incorporated herein by reference.
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
Payment of dividends by the Bank is limited by applicable state and federal laws and regulations. The ability of CSB to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends, which may be declared by the Bank. However, the FRB expects CSB to serve as a source of strength to its subsidiary banks, which may require CSB to retain capital for further investment in its subsidiary banks, rather than pay dividends to the CSB shareholders. Payment of dividends by the Bank may be restricted at any time at the discretion of its applicable regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting CSB’s ability to pay dividends on its common shares.

The FRB issued a policy statement that provides that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. At December 31, 2009, approximately $1.9 million of the total stockholders’ equity of the Bank was available for payment to CSB without the approval of the applicable regulatory authorities. See Note 12 of the “Notes to Consolidated Financial Statements located on page 50 of CSB’s 2009 Annual Report.
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
Corporate Governance
The Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law on July 30, 2002. SOX contains important requirements for public companies with regard to financial disclosure and corporate governance. In accordance with section 302(a) of SOX, written certifications by CSB’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that CSB’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or fail to state a material fact. CSB has also implemented a program designed to comply with Section 404 of SOX, which includes identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity-level controls, and testing of the operating effectiveness of key controls. On October 2, 2009, the SEC announced an extension for Section 404(b) compliance for non-accelerated filers, including CSB, relating to the attestation by the external accountants. Under the proposal, Section 404(b) would be required to be implemented by CSB for the year ended December 31, 2010. Management’s assessment on internal controls over financial reporting is incorporated by reference on page 25 of the CSB 2009 Annual Report.
Emergency Economic Stabilization Act of 2008
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
Federal Deposit Insurance Corporation (FDIC)
EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. In October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program (TLGP) to guarantee certain debt issued by FDIC-insured institution through October 31, 2009. Under one component of this program, the Transaction Account Guaranty Program (TAGP), the FDIC temporarily provided unlimited coverage for noninterest bearing transaction deposit accounts through December 31, 2009. The $250,000 deposit insurance coverage limit was scheduled to return to $100,000 on January 1, 2010, but was extended by congressional action until December 31, 2013. The TAGP has been extended through June 30, 2010. CSB participated in the TAGP since its beginning, and has elected to continue its participation during the extension period.
Statistical Disclosure
The statistical disclosure relating to CSB and its subsidiaries required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in the section of CSB’s 2009 Annual Report captioned “FINANCIAL REVIEW,” on pages 10 through 25, and in Note 1 of the Notes to Consolidated Financial Statements located on pages 37 through 39 of CSB’s 2009 Annual Report, Note 2 of the Notes to Consolidated Financial Statements located on pages 40-41 of CSB’s 2009 Annual Report. This statistical disclosure is incorporated herein by reference.
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
Item 1A. Risk Factors.
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by CSB with the SEC, in press releases, and in oral and written statements made by or with the approval of CSB which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of CSB or our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “‘expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.
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
•	Credit risk
•	Changes in interest rates
•	Regulatory and Legislative initiatives
•	New developments in the banking industry
•	Thinly traded stock
•	Inability to pay dividends
•	Unauthorized disclosure of sensitive customer information
Credit Risk
Credit Risk is the risk of losing principal and interest income because borrowers fail to repay loans. Our earnings may be negatively impacted if we fail to manage credit risk, as the origination of loans is an integral part of our business. Factors which may affect the ability of borrowers to repay loans would include a slowing of the local economy that we operate in, a downturn in one or more business sectors in which our customers operate or a rapid increase in interest rates. All of our loan portfolios, particularly commercial real estate loans, may continue to be affected by the sustained economic weakness of our northcentral Ohio market and the impact of higher unemployment rates. There has been a slowdown in the housing market across our footprint, reflecting declining prices and excess inventories of houses to be sold. Further declines in home values and the reduced levels of home sales in our market may continue to have a negative effect on our financial condition and results of operation. Weakness in our market area could result from a decline in tourism resulting in the value of collateral securing our loans declining while borrowers may not be able to repay their loans.
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
Changes in interest rates
CSB’s earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Market interest rates are largely beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in interest rates will influence the origination of loans, the purchase of investments and the level of prepayments on our loans and the receipt of payments on our mortgage-backed securities resulting in fluctuations of income and cash flow. Changes in interest rates also can affect the value of loans, securities, mortgage servicing rights and assets under management. Although fluctuations in market interest rates are neither completely predictable nor controllable, our ALCO Committee meets periodically to monitor our interest rate sensitivity position and oversee our financial risk management by establishing policies and operating limits. If short-term interest rates remain at their historically low levels for a prolonged period of time our interest-earning assets would continue to reprice downward while our interest-bearing liability rates, especially customer deposit rates, could remain at current levels.
Regulatory and Legislative initiatives
The Company and its wholly owned subsidiary The Commercial and Savings Bank are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. Changes to these laws could affect the Company’s ability to deliver or expand its services and diminish the value of its business. There is a potential for new federal and state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. This increased governmental action may increase our costs and limit our ability to pursue certain business opportunities. We have been required to pay higher FDIC premiums because financial institution failures have reduced and may continue to reduce the deposit insurance fund and its ratio of reserves to insured deposits. On December 30, 2009 the Company prepaid three years of FDIC premiums, which approximated $1.5 million.
New developments in the banking industry
CSB will need to adjust to competition in both originating loans and attracting deposits. Competition in the financial services industry is intense as we compete with securities dealers, finance and insurance companies, mortgage brokers and investment advisors. As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer. Our ability to obtain our financial objectives will depend on our ability to deliver or expand product delivery systems and changes in technology required by our customers. At the end of 2009, numerous legislative proposals, that would if enacted, have significant impact on the banking industry. We will monitor all legislative developments and assess their potential impact on our business.
Thinly traded stock
CSB common stock is very thinly traded, and it is therefore susceptible to price swings. However, CSB common stock is traded on the Over the Counter Bulletin Board under the symbol “CSBB.ob”. We list three brokers, who facilitate trades, within the back cover of our annual report to shareholders. The investment community does not actively follow the stock and the price may be negatively impacted any time there are more sellers than buyers.
The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent the Company requires such dividends in the future, may affect its ability to pay dividends or repurchase its stock.
The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank provide a significant source of capital for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. The FRB issued a policy statement that provides that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. It is possible, depending upon the financial condition of the Bank and other factors, that the Ohio Division of Financial Institutions, as the Bank’s primary regulator, could assert that the payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to pay its obligations as they become due, repurchase its stock, or pay dividends on its common stock. Consequently, the potential inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects
Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business.
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
Statistical Disclosures
The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission’s Industry Guide 3, or a specific reference as to the location of required disclosures in the Company’s 2009 Annual Report to Shareholders (the “Annual Report”).

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
II. Investment Portfolio
A. The following is a schedule of the carrying value of securities at December 31, 2009, 2008 and 2007.

	(Dollars in thousands)
	2009	2008	2007

Securities available-for-sale, at fair value
U.S. Treasury securities	$100	$100	$102
U.S. Government corporations and agencies	14,033	12,541	25,509
Mortgage-backed securities	51,357	56,899	42,365
Obligations of states and political subdivisions	9,614	7,040	3,159
Equity securities	53	76	285

Total	$75,157	$76,656	$71,420

B. The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2009:

	(Dollars in thousands)
	Maturing
			After One Year
			Through Five		After Five Years
	One Year or Less		Years		Through Ten Years		After Ten Years		Total

	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Available for sale:
U.S. Treasury	$100	2.12%							$100	2.12%
U.S. Government corporations and agencies	—	—	$5,009	2.72%	$7,156	3.48%	$2,000	4.00%	14,164	3.28
Mortgage-backed securities	3	4.47	945	4.47	5,057	4.84	43,701	6.13	49,706	5.97
Obligations of states and political subdivisions	2,586	3.57	1,476	3.50	3,684	4.30	1,758	4.20	9,505	3.96

Total	$2,689	3.52%	$7,430	3.10%	$15,897	4.10%	$47,459	5.97%	$73,475	5.19%

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

III. Loan Portfolio
A.	Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31:

(Dollars in thousands)	2009	2008	2007	2006	2005

Commercial	$69,350	$61,859	$46,000	$55,513	$69,922
Commercial real estate	107,794	109,284	97,985	72,707	52,661
Residential real estate	114,882	125,149	92,085	85,933	78,722
Construction	13,761	11,239	11,701	7,735	2,120
Installment and credit card	7,464	8,677	8,862	10,510	11,539

Total loans	$313,251	$316,208	$256,633	$232,398	$214,964

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates — The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding real estate mortgage and installment loans, as of December 31, 2009:

	Maturing
	One Year	One Through	After Five
(Dollars in thousands)	or Less	Five Years	Years	Total

Commercial	$37,553	$12,729	$19,068	$69,350
Commercial real estate	3,905	8,608	95,281	107,794
Construction	6,740	1,675	5,346	13,761

Total	$48,198	$23,012	$119,695	$190,905

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and real estate construction loans due after one year from December 31, 2009.

(Dollars in thousands)	Fixed Rate	Variable Rate

Total commercial, commercial real estate and construction loans due after one year	$25,048	$117,659
C.	Risk Elements
1. Nonaccrual, Past Due and Restructured Loans — The following schedule summarizes nonaccrual, past due and restructured loans.

(Dollars in thousands)	2009	2008	2007	2006	2005

(a) Loans accounted for on a nonaccrual basis	$3,786	$2,227	$427	$1,509	$633
(b) Accruing loans that are contractually past due 90 days or more as to interest or principal payments	355	416	144	—	168

Totals	$4,141	$2,643	$571	$1,509	$801

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

Impaired Loans — Information regarding impaired loans at December 31 is as follows:

(Dollars in thousands)	2009	2008	2007

Loans accounted for under ASC Topic 310	$874	$816	$—
Balance of impaired loans	1,205	1,589	198
Less portion for which no allowance for loan loss is allocated	181	20	—
Portion of impaired loan balance for which an allowance for loan losses is allocated	1,898	2,385	198
Portion of allowance for loan losses allocated to the impaired loan balance at December 31	343	335	43
For the year ended December 31, 2009, interest income recognized on impaired loans amounted to $17,328, while $113,634 would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2008, interest income recognized on impaired loans amounted to $8,439, while $33,376 would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2007, interest income recognized on impaired loans amounted to $25,876 while $61,042 would have been recognized had the loans been performing under their contractual terms.
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
2. Potential Problem Loans — At December 31, 2009, no loans were identified that management has serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in item III.C.1. On a monthly basis, the Company internally classifies certain loans based on various factors. At December 31, 2009, these amounts, including impaired and nonperforming loans, amounted to $20.7 million of substandard loans and $0 doubtful loans.
3. Foreign Outstandings — There were no foreign outstandings during any period presented.
4. Loan Concentrations — As of December 31, 2009, there are no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A above.
D. Other Interest-Bearing Assets — As of December 31, 2009, there are no other interest-bearing assets required to be disclosed under Item III.C.1 or 2 if such assets were loans.

IV. Summary Of Loan Loss Experience
A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(Dollars in thousands)	2009	2008	2007	2006	2005

LOANS
Average loans outstanding during period	$317,254	$262,933	$241,979	$225,445	$220,655

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$3,394	$2,586	$2,607	$2,445	$2,575
Loans charged-off:
Commercial	(320)	(55)	(146)	(9)	(16)
Commercial real estate	(254)	(10)	(333)	(123)	(442)
Residential real estate	(177)	(19)	(34)	(74)	(16)
Consumer	(134)	(70)	(100)	(104)	(102)

Total loans charged-off	(885)	(154)	(613)	(310)	(576)

Recoveries of loans previously charged-off:
Commercial	55	6	43	20	63
Commercial real estate	86	4	0	80	2
Residential real estate	0	10	9	3	33
Consumer	73	151	68	67	65

Total loan recoveries	214	171	120	170	163

Net loans (charged-off) recovered	(671)	17	(493)	(140)	(413)
Provision charged to operating expense	1,337	333	472	302	283
Addition from acquisition	—	458	—	—	—

Balance at end of period	$4,060	$3,394	$2,586	$2,607	$2,445

Ratio of net charge-offs (recoveries) to average loans outstanding for period	0.21%	(0.01)%	0.20%	0.06%	0.19%
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

	— Allocation of the Allowance for Loan Losses —
	(Dollars in thousands)
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

	December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005

Commercial	$1,031	22.14%	$716	19.56%	$454	17.93%	$967	23.89%	$936	32.52%
Commercial real estate	1,338	34.41	1,058	34.56	1,012	38.18	1,041	31.28	763	24.50
Residential real estate	1,140	36.68	1,244	39.58	666	35.88	379	36.98	278	36.62
Construction	246	4.39	111	3.56	104	4.56	22	3.33	4	.99
Installment and credit card	77	2.38	94	2.74	96	3.45	32	4.52	36	5.37
Unallocated	228		171		254		166		428

Total	$4,060	100%	$3,394	100.00%	$2,586	100.00%	$2,607	100.00%	$2,445	100.00%

V. Deposits
A. & B. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average			Average
	Amounts Outstanding			Rate Paid
	Year ended December 31			Year ended December 31
(Dollars in thousands)	2009	2008	2007	2009	2008	2007

Noninterest-bearing demand	$46,388	$42,598	$41,740	N/A	N/A	N/A
Interest-bearing demand deposits	46,107	45,166	45,606	0.10%	0.29%	0.56%
Savings deposits	58,672	45,591	41,123	0.42	0.82	1.24
Time deposits	153,735	124,123	124,752	2.61	3.49	4.48

Total deposits	$304,902	$257,478	$253,221

D.	The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2009:

(Dollars in thousands)
Three months or less	$8,747
Over three through six months	5,823
Over six through twelve months	10,872
Over twelve months	20,298

Total	$45,740

VI. Return On Equity and Assets

	2009	2008	2007

Return on average assets	0.79%	0.99%	1.07%
Return on average shareholders’ equity	7.51	9.23	9.82
Dividend payout ratio	58.06	50.99	50.41
Average shareholders’ equity to average assets	10.57	10.71	10.91

VII. Short-Term Borrowings
Short-term borrowings consist of securities sold under agreements to repurchase, short-term advances through Federal Home Loan Bank and federal funds purchased. Securities sold under agreements to repurchase generally mature one (1) day from the transaction date. Federal funds purchased generally have overnight terms. Information concerning short-term borrowings is summarized as follows:

(Dollars in thousands)	2009	2008	2007

Securities sold under agreements to repurchase, federal funds purchased and short-term advances at period-end	$28,764	$22,892	$27,305
Weighted average interest rate at period-end	0.76%	1.52%	3.49%
Maximum outstanding at any month-end during the year	30,164	28,826	34,371
Average amount outstanding	25,444	25,761	29,950
Weighted average rates during the year	1.06%	2.23%	3.96%
Item 1B. Unresolved Staff Comments.
None.

ITEM 2. PROPERTIES.
The Bank operates fourteen banking centers and two other properties as noted below:

	Banking	Other
Location	Center	Property	Address	Owned	Leased

Millersburg		X	6 West Jackson Street, Millersburg, Ohio 44654	X
Walnut Creek	X		4980 Old Pump Street, Walnut Creek, Ohio 44687	X
Winesburg	X		2225 U.S. 62, Winesburg, Ohio 44690	X
Sugarcreek	X		127 South Broadway, Sugarcreek, Ohio 44681	X
Charm	X		4440 C.R. 70, Charm, Ohio 44617		X
Clinton Commons	X		2102 Glen Drive, Millersburg, Ohio 44654		X
Berlin	X		4587 S.R. 39 Suite B, Berlin, Ohio 44610		X
South Clay	X		91 South Clay Street, Millersburg, Ohio 44654	X
Shreve	X		333 West South Street, Shreve, Ohio 44676	X
Orrville	X		461 Wadsworth Road, Orrville, Ohio 44667		X
Orrville	X		330 West High Street, Orrville, Ohio 44667		X
Operations Center	X		91 North Clay Street, Millersburg, Ohio 44654	X
Wooster Trust		X	146 East Liberty Street, Wooster, Ohio 44691		X
Gnadenhutten	X		100 South Walnut Street, Gnadenhutten, Ohio 44629	X
New Philadelphia	X		635 West High Avenue, New Philadelphia, Ohio 44663	X
North Canton	X		1210 North Main Street, North Canton, Ohio 44720	X
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
No matter was submitted to a vote of security holders during the fourth quarter of 2009.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Information contained in the section captioned “Common Stock and Shareholder Information” on page 24 of the Annual Report is incorporated herein by reference.
Equity Compensation Plan Information

Number of shares
	Number of shares of		remaining available for
	common stock to be issued	Weighted-average exercise	future issuance under
	upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants, and	(excluding securities
	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	40,195	$17.47	159,805
Equity compensation plans not approved by stockholders	—	—	—

Total	40,195	$17.47	159,805

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Number of
			Total Number of Shares	Shares that
			Purchased as Part of	May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased
Period	Shares Purchased	Paid Per Share	Plans	Under the Plan
October 1, 2009 to	—	—	—	41,471
October 31, 2009
November 1, 2009 to	—	—	—	41,471
November 30, 2009
December 1, 2009 to	—	—	—	41,471
December 31, 2009
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

PERFORMANCE GRAPH
The following graph compares the yearly stock change and the cumulative total shareholder return on CSB’s Common Shares during the five-year period ended December 31, 2009, with the cumulative total return on the NASDAQ Bank Stock Index and the Standard and Poor’s 500 Stock Index. The comparison assumes $100 was invested on December 31, 2004 in CSB’s Common Shares and in each of the indicated indices and assumes reinvestment of dividends.

	2004	2005	2006	2007	2008	2009
CSBB	$100.00	$105.97	$99.02	$96.37	$85.29	$90.92
S & P 500	100.00	103.00	117.03	121.16	74.53	92.01
NASDAQ Bank	100.00	95.67	106.20	82.76	62.96	51.31

ITEM 6. SELECTED FINANCIAL DATA.
Information contained in the section captioned “Selected Financial Data” on page 11 of the Annual Report is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Information contained in the section captioned “2009 Financial Review” on pages 10 through 25 of the Annual Report is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Information contained in the section captioned “ Quantitative and Qualitative Disclosures About Market Risk” on pages 20-21 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Information contained in the consolidated financial statements and related notes and the Report of Independent Registered Public Accounting Firm thereon, on pages 26 through 55 of the Annual Report is incorporated herein by reference.
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
Management’s Report on Internal Control Over Financial Reporting
Management’s Assessment of Internal Control Over Financial Reporting is contained in the consolidated financial statements and related notes on page 25 of the Annual Report and is incorporated herein by reference. This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this filing.
Changes In Internal Control Over Financial Reporting
There have been no significant changes during the quarter ended December 31, 2009, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.
ITEM 9B. OTHER INFORMATION.
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information contained in the section captioned “ELECTION OF DIRECTORS” on pages 6 and 7; “INCUMBENT DIRECTORS WHO ARE NOT NOMINEES FOR ELECTION” pages 7 and 8; “EXECUTIVE OFFICERS” page 9; “MEMBERSHIP AND MEETINGS OF THE BOARD AND ITS COMMITTEES” page 10; “COMMITTEES OF THE BOARD OF DIRECTORS” on pages 11 and 12; of the Company’s proxy statement for the Company’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about March 26, 2010 (the “Proxy Statement”) and information contained in the section captioned “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” on page 6 of the Proxy Statement is incorporated herein by reference.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information contained in the section captioned “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” on page 25 of the Proxy Statement is incorporated herein by reference. There were no relationships where transactions exceeded $120,000 for the year ended December 31, 2009.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information contained in the section captioned “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES” on page 24 of the Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Financial Statements
The consolidated financial statements (and report thereon) listed below are incorporated by reference from CSB Bancorp, Inc.’s 2009 Annual Report as noted:
▪	Report of Independent Registered Public Accounting Firm (S.R. Snodgrass) — pg. 26.
▪	Consolidated Balance Sheets at December 31, 2009 and 2008 — pg. 27.
▪	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007 — pg. 28.
▪	Consolidated Statements of Shareholders’ Equity — pg. 29.
▪	Consolidated Statements of Cash flows for the years ended December 31, 2009, 2008 and 2007 — pgs. 30-31.
▪	Notes to Consolidated Financial Statements — pgs. 37-55.
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
(a)(3) Exhibits
The documents listed below are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-k by reference as noted:

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a for the Fiscal Year ended December 31, 2008).

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

13	CSB Bancorp, Inc. 2009 Annual Report to Shareholders

21	Subsidiaries of CSB Bancorp, Inc.

23.1	Consent of S.R. Snodgrass, A.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
/s/ Eddie L. Steiner
Date: March 26, 2010	Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2010.

Signatures	Title

/s/ Eddie L. Steiner	President and Chief Executive Officer
Eddie L. Steiner

/s/ Paula J. Meiler	Senior Vice President and Chief Financial Officer
Paula J. Meiler

/s/ Pamela S. Basinger	Vice President and Principal Accounting Officer
Pamela S. Basinger

/s/ Robert K. Baker	Director
Robert K. Baker

/s/ Ronald E. Holtman	Director
Ronald E. Holtman

/s/ J. Thomas Lang	Director
J. Thomas Lang

/s/ Daniel J. Miller	Director
Daniel J. Miller

/s/ Jeffery A. Robb, Sr.	Director

Jeffery A. Robb, Sr.

/s/ John R. Waltman	Director
John R. Waltman

INDEX TO EXHIBITS

Exhibit		Sequential
Number	Description of Document	Page

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB)	N/A

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K).	N/A

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a for the Fiscal Year ended December 31, 2008).	N/A

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A

13	CSB Bancorp, Inc. 2009 Annual Report to Shareholders	N/A

21	Subsidiaries of CSB Bancorp, Inc.	N/A

23.1	Consent of S.R. Snodgrass, A.C.	N/A

31.1	Section 302 Certification of Chief Executive Officer	N/A

31.2	Section 302 Certification of Chief Financial Officer	N/A

32.1	Section 906 Certification of Chief Executive Officer	N/A

32.2	Section 906 Certification of Chief Financial Officer	N/A