Form 10-Q
period 2010-03-31
CSB BANCORP INC /OH
filed 2010-05-14
CIK 880417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.
Common stock, $6.25 par value	Outstanding at May 14, 2010:
2,734,799 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED March 31, 2010

CSB BANCORP, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(dollars in thousands, except per share data)	2010	2009
ASSETS
Cash and due from bank	$7,538	$8,803
Interest-earning deposits in other banks	29,144	33,858

Total cash and cash equivalents	36,682	42,661

Securities available-for-sale, at fair value	68,264	75,158
Restricted stock, at cost	5,463	5,463

Total securities	73,727	80,621

Loan held for sale	670	340
Loans	310,899	313,482
Less allowance for loan losses	4,356	4,059

Net loans	306,543	309,423

Premises and equipment, net	8,224	8,354
Bank owned life insurance	2,880	2,854
Core deposit intangible	453	469
Goodwill	1,725	1,725
Accrued interest receivable and other assets	4,718	4,219

Total Assets	$435,622	$450,666

LIABILITIES
Deposits
Noninterest-bearing	$52,607	$53,974
Interest-bearing	273,597	275,512

Total deposits	326,204	329,486
Short-term borrowings	29,621	28,764
Other borrowings	32,210	45,010
Accrued interest payable and other liabilities	1,416	1,584

Total liabilities	389,451	404,844

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,980,602 shares	18,629	18,629

Additional paid-in capital	9,994	9,994
Retained earnings	21,391	21,146
Treasury stock at cost: 245,803 shares	(5,015)	(5,015)
Accumulated other comprehensive income	1,172	1,068

Total shareholders’ equity	46,171	45,822

Total Liabilities and Shareholders’ Equity	$435,622	$450,666

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2010	2009
Interest income
Loans, including fees	$4,302	$4,621
Taxable securities	751	888
Nontaxable securities	84	68
Other	19	3

Total interest income	5,156	5,580

Interest expense
Deposits	876	1,163
Other	399	523

Total interest expense	1,275	1,686

Net interest income	3,881	3,894
Provision for loan losses	519	241

Net interest income after provision for loan losses	3,362	3,653

Non-interest income
Service charges on deposit accounts	269	293
Trust and financial services	142	115
Debit card interchange fees	108	85
Credit card fee income	22	16
Gain on sale of loans	46	68
Security gains	—	116
Other income	144	103

Total non-interest income	731	796

Non-interest expenses
Salaries and employee benefits	1,604	1,708
Occupancy expense	220	243
Equipment expense	126	134
State franchise tax	135	110
Professional and director fees	154	144
Amortization of intangible assets	16	16
Other expenses	786	774

Total non-interest expenses	3,041	3,129

Income before income taxes	1,052	1,320
Federal income tax provision	315	424

Net income	$737	$896

Basic and diluted earnings per share	$0.27	$0.33

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2010	2009
Balance at beginning of period	$45,822	$43,468

Comprehensive income:
Net income	737	896
Change in net unrealized gain, net of reclassification adjustments and related income taxes of $54 and $267, respectively	104	518

Total comprehensive income	841	1,414

Stock-based compensation expense	—	2

Cash dividends declared ($0.18 per share in 2010 and 2009)	(492)	(492)

Balance at end of period	$46,171	$44,392

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2010	2009
Net cash from operating activities	$(113)	$1,533

Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities, calls and repayments	13,560	11,307
Purchases	(6,551)	(337)
Proceeds from sale of securities	—	1,292
Proceeds from sale of other real estate	215	25
Loan originations, net of repayments	2,044	(3,379)
Premises and equipment expenditures, net	(7)	(66)

Net cash provided by investing activities	9,261	8,842

Cash flows from financing activities
Net change in deposits	(3,256)	(791)
Net change in short-term borrowings	857	(2,475)
Repayment of other borrowings	(12,728)	(304)

Net cash used for financing activities	(15,127)	(3,570)

Net change in cash and cash equivalents	(5,979)	6,805

Cash and cash equivalents at beginning of period	42,661	12,746

Cash and cash equivalents at end of period	$36,682	$19,551

Supplemental disclosures
Interest paid	$1,403	$1,879
Income taxes paid	250	50
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
The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2010, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2009, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year or any future interim period.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets. ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.
In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The Company has presented the necessary disclosures in the Note 3 herein.
In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics — Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements — subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. ASU 2010-04 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.
In April 2010, the FASB issued ASU 2010-13, Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES
Securities consist of the following at March 31, 2010 and December 31, 2009:

		Gross	Gross
March 31, 2010	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	Cost	gains	losses	Value

Available-for-sale:
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	9,148	2	25	9,125
Mortgage-backed securities	47,534	1,848	180	49,202
Obligations of states and political subdivisions	9,638	155	11	9,782

Total debt securities	66,420	2,005	216	68,209
Equity Securities	69	1	15	55

Total available-for-sale	66,489	2,006	231	68,264
Restricted stock	5,463	—	—	5,463

Total securities	$71,952	$2,006	$231	$73,727

		Gross	Gross
December 31, 2009	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	Cost	gains	losses	Value

Available-for-sale:
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	14,164	11	142	14,033
Mortgage-backed securities	49,706	1,828	176	51,358
Obligations of states and political subdivisions	9,505	131	22	9,614

Total debt securities	73,475	1,970	340	75,105
Equity Securities	65	—	12	53

Total available-for-sale	73,540	1,970	352	75,158
Restricted stock	5,463	—	—	5,463

Total securities	$79,003	$1,970	$352	$80,621

The amortized cost and fair value of securities at March 31, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$2,285	$2,292
Due after one through five years	4,432	4,494
Due after five years through ten years	15,943	16,115
Due after ten years	43,760	45,308

Total debt securities available-for-sale	$66,420	$68,209

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

	Three months ended
	March 31,
(dollars in thousands)	2010	2009
Proceeds	$—	$1,292

Realized gains	$—	$199
Realized losses	—	48

Impairment losses	—	35

Net securities gains	$—	$116

At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities and it does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at March 31, 2010 and has recognized the total amount of the impairment in other comprehensive income, net of tax.
The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009:

	Securities in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
(dollars in thousands)	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2010	Losses	Value	Losses	Value	Losses	Value
Obligations of U.S. Corporations and Agencies	$25	$3,973	$—	$—	$25	$3,973
Mortgage-backed securities	47	1,916	133	1,636	180	3,552
Obligations of state & political subdivisions	11	1,850	—	—	11	1,850

Total debt securities	83	7,739	133	1,636	216	9,375

Equity securities	—	—	15	38	15	38

Total temporarily impaired securities	$83	$7,739	$148	$1,674	$231	$9,413

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES (continued)

	Securities in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
(dollars in thousands)	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2009	Losses	Value	Losses	Value	Losses	Value
Obligations of U.S. Corporations and Agencies	$142	$10,008	$—	$—	$142	$10,008
Mortgage-backed securities	6	49	170	2,107	176	2,156
Obligations of state & political subdivisions	22	3,033	—	—	22	3,033

Total debt securities	170	13,090	170	2,107	340	15,197
Equity securities	—	—	12	41	12	41

Total temporarily impaired securities	$170	$13,090	$182	$2,148	$352	$15,238

There were fifteen (15) securities in an unrealized loss position at March 31, 2010, five (5) of which were in a continuous loss position for twelve months or more. There were twenty-two (22) securities in an unrealized loss position at December 31, 2009, six (6) of which were in a continuous loss position for twelve months or more.
NOTE 3 — FAIR VALUE MEASUREMENTS
The Company provides disclosures about assets and liabilities carried at fair value. The framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and lowest priority to unobservable inputs. The three broad levels of the fair value hierarchy are described below:
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
The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2010 and December 31, 2009, by level within the fair value hierarchy. No liabilities are carried at fair value. As required by the accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3- FAIR VALUE MEASUREMENTS (continued)
of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government corporations and agencies, mortgage-backed securities and obligations of states and political subdivisions are valued at observable market data for similar assets.

(dollars in thousands)	Level I	Level II	Level III	Total
		March 31, 2010
Assets:
Securities available-for-sale
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	—	9,125	—	9,125
Mortgage-backed securities	—	49,202	—	49,202
Obligations of states and political subdivisions	—	9,782	—	9,782

Total debt securities	100	68,109	—	68,209
Equity Securities	55	—	—	55

Total available-for-sale securities	$155	$68,109	$—	$68,264

	December 31, 2009
Securities available-for-sale
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	—	14,033	—	14,033
Mortgage-backed securities	—	51,358	—	51,358
Obligations of states and political subdivisions	—	9,614	—	9,614

Total debt securities	100	75,005	—	75,105
Equity Securities	53	—	—	53

Total available-for-sale securities	$153	$75,005	$—	$75,158

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of March 31, 2010, and December 31, 2009, by level within the fair value hierarchy. Impaired loans and other real estate that are collateral dependent are written down to fair value through the establishment of specific reserves. Premises include a building currently used for storage that has been written down to appraised value. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions based on management’s best judgment that are significant inputs to the discounting calculations. As a result, these rights are measured at fair value on a nonrecurring basis and are classified within level III of the fair value hierarchy. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3- FAIR VALUE MEASUREMENTS (continued)

(dollars in thousands)	Level I	Level II	Level III	Total
Assets Measured on a Nonrecurring Basis:	March 31, 2010
Impaired loans	$—	$2,916	$—	$2,916
Other real estate owned	—	271	—	271
Premises	—	173	—	173
Mortgage servicing rights			144	144
	December 31, 2009
Impaired loans	$—	$1,736	$—	$1,736
Other real estate owned	—	162	—	162
Premises	—	181	—	181
Mortgage servicing rights			138	138

NOTE 4 — FAIR VALUES OF FINANCIAL INSTRUMENTS
The estimated fair values of recognized financial instruments as of March 31, 2010 and December 31, 2009 are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	value	value	value	value
Financial assets:
Cash and cash equivalents	$36,682	$36,682	$42,661	$42,661
Securities	73,727	73,727	80,621	80,621
Loans, net	306,543	311,577	309,423	313,993
Accrued Interest Receivable	1,340	1,340	1,315	1,315

Financial liabilities:
Deposits	$326,204	$327,568	$329,486	$331,511
Short-term borrowings	29,621	29,621	28,764	28,764
Other borrowings	32,210	33,222	45,010	46,535
Accrued Interest Payable	292	292	322	322
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
The Company also has unrecognized financial instruments at March 31, 2010 and December 31, 2009. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $65,012 at March 31, 2010 and $63,824 at December 31, 2009. Such amounts are also considered to be the estimated fair values.
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

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiaries (the “Company”) at March 31, 2010 as compared to December 31, 2009, and the consolidated results of operations for the quarter ended March 31, 2010 compared to the same period in 2009. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
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
FINANCIAL CONDITION
Total assets were $435.6 million at March 31, 2010, compared to $450.7 million at December 31, 2009, representing a decrease of $15.0 million or 3.3%. Cash and cash equivalents decreased $6.0 million, or 14.0%, during the three-month period ending March 31, 2010, due to an $4.7 million decrease in deposits held at the Federal Reserve Bank and a $1.3 million decrease in cash and due from banks. Securities decreased $6.9 million or 9.2% during the first three months of 2010 primarily due to calls within the US Agency portfolio and principal repayments within the mortgage-backed securities portfolio. Net loans decreased $2.9 million, or 0.9%, while deposits decreased $3.3 million, or 1.0%, during the three-month period. Short-term borrowings of securities sold under repurchase agreement increased $857 thousand and Federal Home Loan Bank advances decreased $12.8 million, during the period as advances matured and required amortized payments were made on outstanding advances at the Federal Home Loan Bank.
Net loans decreased $2.9 million, or 0.9%, during the three-month period ended March 31, 2010. Commercial loans increased $821 thousand or 0.4% and home equity lines increased $1.0 million or 3.1% over December 31, 2009. Decreases were recognized in real estate mortgage loans of $3.2 million or 3.8% and consumer installment loans of $558 thousand or 7.3%. Consumers increased their refinancing of mortgage loans for lower rates offered in the secondary market. The allowance for loan losses amounted to $4.4 million or 1.40% of total loans at March 31, 2010 compared to $4.1 million or 1.29% of total loans at December 31, 2009.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The allowance for loan losses as a percentage of total loans increased at March 31, 2010 as compared to December 31, 2009 as the additional provision of $519 exceeded net charge-offs of $223 for the three months ended March 31, 2010 and outstanding loan balances decreased 1% to $310,899 at March 31, 2010. Non-performing loans have increased $2.1 million or 50% from December 31, 2009, primarily the result of the bank’s internal analysis of cash flows of one $2.5 million commercial real estate loan and related line being moved to nonaccrual status.

(dollars in thousands)	March 31, 2010		December 31, 2009		March 31, 2009
Non-performing loans	$6,221		$4,141		$4,123
Other real estate	251		162		59
Allowance for loan losses	4,356		4,059		3,402
Total loans	310,899		313,482		319,425
Allowance: loans	1.40%		1.29%		1.07%
Allowance: non-performing loans	0.7	x	1.0	x	0.8	x
The ratio of gross loans to deposits was 95.3% at March 31, 2010, compared to 95.1% at December 31, 2009. The increase in this ratio is primarily the result of the decrease in deposits exceeding the decrease in loans during the three months ended March 31, 2009.
The Company recognized no gains or losses from the sales of securities for the first three months of 2010 as compared to recognizing gross gains on sales of available for sale securities of $151 (tax provision of $51) which was partially offset by the recognition of a $35 (tax benefit of $12) from other than temporary impairment of an equity investment during the quarter ended March 31, 2009. The Company had net unrealized gains of $1,775 within its securities portfolio at March 31, 2010, compared to net unrealized gains of $1,618 at December 31, 2009. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $231 within the portfolio as of March 31, 2010, were primarily the result of customary and expected fluctuations in the bond market. As a result, all security impairments as of March 31, 2010, are considered temporary.
The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities and only an immaterial amount of nonagency collateralized mortgage obligations. Total gross unrealized security losses within the portfolio were an immaterial 0.3% of total available-for-sale securities at March 31, 2010, reflecting interest rate fluctuations, not credit downgrades.
Short-term borrowings increased $857 thousand from December 31, 2009 and other borrowings decreased $12.8 million as the Company used cash flows from investments to repay required maturities and monthly payments on advances from the Federal Home Loan Bank (“FHLB”).

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Deposits decreased $3.3 million, or 1% from December 31, 2009 with non-interest bearing deposits declining $1.4 million and interest-bearing deposit accounts decreasing $1.9 million. By deposit type, increases were recognized in interest-bearing checking accounts and money market savings accounts for the three-month period ended March 31, 2010.
Total shareholders’ equity amounted to $46.2 million, or 10.6%, of total assets, at March 31, 2010, compared to $45.8 million, or 10.2% of total assets, at December 31, 2009. The increase in shareholders’ equity during the three months ended March 31, 2010 was due to net income of $737 and changes in accumulated other comprehensive income of $104. The increase was partially offset by dividends declared of $492. The Company and its subsidiary bank met all regulatory capital requirements at March 31, 2010.
RESULTS OF OPERATIONS
Three months ended March 31, 2010 and 2009
For the quarter ended March 31, 2010, the Company recorded net income of $737 or $0.27 per share, as compared to net income of $896, or $0.33 per share for the quarter ended March 31, 2009. The $159 decrease in net income for the quarter was principally due to the increase in the provision for loan losses of $278 for the quarter ended March 31, 2010. On a core basis, net interest income decreased $13, other income increased $51 (exclusive of the $116 gain on sale of securities in 2009) and other expenses decreased $88.
Interest income for the quarter ended March 31, 2010, was $5,156 representing a $424 decrease, or 7.6% decline, compared to the same period in 2009. This decrease was primarily due to a decline in the average loan yield of 0.29% to 5.61% for the quarter ended March 31, 2010 as compared to 5.90% for the first quarter ended March 31, 2009. Additionally, average loan volume declined by $6.5 million to $311,789 for the quarter ended March 31, 2010 as compared the first quarter 2009. Investment interest income decreased $121 as both investment volume and yield decreased in 2010 over the first quarter in 2009. Interest expense for the quarter ended March 31, 2010 was $1,275 a decrease of $411 or 24.4%, from the same period in 2009. The decrease in interest expense occurred due to decreases in interest rates across the board for the quarter ended March 31, 2010. During first quarter 2010, maturing time deposits continued to renew at interest rates that were lower.
The provision for loan losses for the quarter ended March 31, 2010, was $519, compared to a $241 provision for the same quarter in 2009. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income for the quarter ended March 31, 2010, was $731, a decrease of $65, or 8.2%, compared to the same quarter in 2009. During the quarter ended 2009, the Company recognized a gross gain of $151 on the sale of investments that was partially offset by the recording of an other than temporary impairment of $35 on equity securities. Trust and brokerage fees increased $27 on a year over year quarter as increases were recognized on the market value of assets under management.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-interest expenses for the quarter ended March 31, 2010, decreased $88, or 2.8%, compared to the first quarter of 2009. Salaries and employee benefits decreased $104, or 6.1%, primarily due to the decrease in incentive and profit sharing accruals in the quarter ended March 31, 2010. Occupancy and equipment expenses decreased $31 and other operating expenses increased $12. State franchise tax increased $25 due to the increased capital of the franchise.
Federal income tax expense decreased $109, or 25.7% for the quarter ended March 31, 2010 as compared to the first quarter of 2009. The provision for income taxes was $315 (effective rate of 29.9%) for the quarter ended March 31, 2010, compared to $424 (effective rate of 32.1%) for the quarter ended March 31, 2009. The decrease in the effective tax rate resulted from an increase in tax-exempt interest income.
CAPITAL RESOURCES
The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to Capital Resources as presented in CSB Bancorp’s annual report on Form 10-K for the year ended December 31, 2009, and as of March 31, 2010 the holding company and its bank meet all capital adequacy requirements to which they are subject.
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $36.7 million at March 31, 2010, a decrease of $6.0 million from $42.7 million at December 31, 2009. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal cash flow and maturities on investments maturing within one year represent 12.3% of total assets as of March 31, 2010 compared to 15.0% of total assets at year-end 2009. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.
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

CSB BANCORP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3 —QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2010, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Company’s board-approved policy.
The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 and 200 basis point changes in market interest rates at March 31, 2010 and December 31, 2009:
March 31, 2010

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	16,347	$468	2.9%
+100	15,941	62	0.4
0	15,879	0	0.0
-100	N/A	N/A	N/A
-200	N/A	N/A	N/A
December 31, 2009

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$17,287	$849	5.2%
+100	16,739	301	1.8
0	16,438	0	0.0
-100	N/A	N/A	N/A
-200	N/A	N/A	N/A

CSB BANCORP, INC
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

CSB BANCORP, INC
FORM 10-Q
Quarter ended March 31, 2010
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     There are no matters required to be reported under this item.
ITEM 1A — RISK FACTORS
     There were no material changes to the Risk Factors described in Item 1A in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There are no matters required to be reported under this item.
Issuer Purchase of Equity Securities

				Maximum
			Total Number of	Number of Shares
	Total Number	Average	Shares Purchased	that May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plans	the Plan
January 1, 2010 to January 31, 2010	—	—	—	41,471

February 1, 2010 to February 28, 2010	—	—	—	41,471

March 1, 2010 to March 31, 2010	—	—	—	41,471
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
Item 4 — Reserved:
Item 5 — Other Information:
     There are no matters required to be reported under this item

CSB BANCORP, INC
FORM 10-Q
Quarter ended March 31, 2010
PART II — OTHER INFORMATION
Item 6 — Exhibits:

Exhibit
Number	Description of Document
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-KSB for the Fiscal Year ended December 31, 1994).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s Form 10-K for the Fiscal Year ended December 31, 1998).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a for the Fiscal Year ended December 31, 2008).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB.

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof).

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification

32.1	Section 1350 CEO’s Certification

32.2	Section 1350 CFO’s Certification

CSB BANCORP, INC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: May 14, 2010	/s/ Eddie L. Steiner
Eddie L. Steiner
President Chief Executive Officer

Date: May 14, 2010	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President Chief Financial Officer

CSB BANCORP, INC
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