Form 10-Q
period 2010-06-30
CSB BANCORP INC /OH
filed 2010-08-13
CIK 880417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at August 13, 2010:
2,734,799 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED June 30, 2010

CSB BANCORP, INC.
PART I – FINANCIAL INFORMATION
ITEM 1. – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(dollars in thousands, except per share data)	2010	2009
ASSETS
Cash and due from bank	$8,480	$8,803
Interest-earning deposits in other banks	31,097	33,858
Federal funds sold	298	—

Total cash and cash equivalents	39,875	42,661

Securities available-for-sale, at fair value	71,076	75,158
Restricted stock, at cost	5,463	5,463

Total securities	76,539	80,621

Loan held for sale	64	340
Loans	311,856	313,482
Less allowance for loan losses	4,608	4,059

Net loans	307,248	309,423

Premises and equipment, net	8,122	8,354
Bank owned life insurance	2,906	2,854
Core deposit intangible	438	469
Goodwill	1,725	1,725
Accrued interest receivable and other assets	4,325	4,219

Total Assets	$441,242	$450,666

LIABILITIES
Deposits
Noninterest-bearing	$57,204	$53,974
Interest-bearing	272,613	275,512

Total deposits	329,817	329,486
Short-term borrowings	31,089	28,764
Other borrowings	31,955	45,010
Accrued interest payable and other liabilities	1,605	1,584

Total liabilities	394,466	404,844

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,980,602 shares	18,629	18,629
Additional paid-in capital	9,994	9,994
Retained earnings	21,820	21,146
Treasury stock at cost: 245,803 shares	(5,015)	(5,015)
Accumulated other comprehensive income	1,348	1,068

Total shareholders’ equity	46,776	45,822

Total Liabilities and Shareholders’ Equity	$441,242	$450,666

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2010	2009	2010	2009
Interest income
Loans, including fees	$4,286	$4,582	$8,588	$9,203
Taxable securities	647	798	1,398	1,685
Nontaxable securities	82	80	166	148
Other	14	6	33	9

Total interest income	5,029	5,466	10,185	11,045

Interest expense
Deposits	876	1,135	1,752	2,298
Other	320	499	719	1,021

Total interest expense	1,196	1,634	2,471	3,319

Net interest income	3,833	3,832	7,714	7,726
Provision for loan losses	239	394	758	635

Net interest income after provision for loan losses	3,594	3,438	6,956	7,091

Non-interest income
Service charges on deposit accounts	286	324	555	618
Trust and financial services	124	120	266	234
Debit card interchange fees	126	97	234	182
Gain on sale of loans	45	117	91	184
Securities (losses) gains, net	148	(1)	148	116
Other income	160	123	326	242

Total non-interest income	889	780	1,620	1,576

Non-interest expenses
Salaries and employee benefits	1,744	1,696	3,349	3,405
Occupancy expense	192	231	412	474
Equipment expense	124	138	251	272
State franchise tax	135	126	270	236
Professional and director fees	170	185	324	328
FDIC deposit insurance	163	218	308	391
Amortization of intangible assets	16	16	32	33
Other expenses	606	600	1,245	1,200

Total non-interest expenses	3,150	3,210	6,191	6,339

Income before income taxes	1,333	1,008	2,385	2,328
Federal income tax provision	412	302	727	726

Net income	$921	$706	$1,658	$1,602

Basic and diluted earnings per share	$0.34	$0.26	$0.61	$0.59

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$46,171	$44,392	$45,822	$43,468
Comprehensive income :
Net income	921	706	1,658	1,602
Change in net unrealized gain (loss), net of reclassi-fication adjustments and related income taxes $91, $37, $145 and $304, respectively	176	71	281	590

Total comprehensive income	1,097	777	1,939	2,191

Stock-based compensation expense	—	1	—	3

Cash dividends declared ($0.18 per share in 2010 and 2009)	(492)	(492)	(985)	(985)

Balance at end of period	$46,776	$44,678	$46,776	$44,678

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands, except per share data)	2010	2009
Net cash from operating activities	$2,104	$683

Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities, calls and repayments	28,004	21,371
Purchases	(26,800)	(12,319)
Proceeds from sale of securities	3,359	1,297
Purchase of Federal Reserve Bank stock	—	(231)
Proceeds from sale of other real estate	228	29
Loan originations, net of repayments	1,085	(2,273)
Premises and equipment expenditures, net	(44)	(111)

Net cash provided by investing activities	5,832	7,763

Cash flows from financing activities
Net change in deposits	378	(4,807)
Net change in short-term borrowings	2,325	2,026
Repayment of other borrowings	(12,933)	(528)
Cash dividends paid	(492)	(492)

Net cash used for financing activities	(10,722)	(3,801)

Net change in cash and cash equivalents	(2,786)	4,645

Cash and cash equivalents at beginning of period	42,661	12,746

Cash and cash equivalents at end of period	$39,875	$17,391

Supplemental disclosures
Interest paid	$2,709	$3,668
Income taxes paid	850	920
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
The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2010, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2009, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the periods ended June 30, 2010 are not necessarily indicative of the operating results for the full year or any future interim period.
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
In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash — a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position.
In January 2010, the FASB issued ASU 2010-05, Compensation — Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. ASU 2010-05 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)
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
In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.
In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging. ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8. ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.
In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset — a consensus of the FASB Emerging Issues Task Force. ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets. Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said. The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later and is not expected to have a significant impact on the Company’s financial statements.
In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES
Securities consist of the following at June 30, 2010 and December 31, 2009:

		Gross	Gross
June 30, 2010	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	15,978	93	—	16,071
Mortgage-backed securities	42,721	1,738	33	44,426
Obligations of states and political subdivisions	10,166	265	9	10,422

Total debt securities	68,965	2,096	42	71,019
Equity Securities	69	2	14	57

Total available-for-sale	69,034	2,098	56	71,076
Restricted stock	5,463	—	—	5,463

Total securities	$74,497	$2,098	$56	$76,539

		Gross	Gross
December 31, 2009	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	14,164	11	142	14,033
Mortgage-backed securities	49,706	1,828	176	51,358
Obligations of states and political subdivisions	9,505	131	22	9,614

Total debt securities	73,475	1,970	340	75,105
Equity Securities	65	—	12	53

Total available-for-sale	73,540	1,970	352	75,158
Restricted stock	5,463	—	—	5,463

Total securities	$79,003	$1,970	$352	$80,621

The amortized cost and fair value of securities at June 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$1,428	$1,436
Due after one through five years	4,456	4,559
Due after five years through ten years	20,907	21,384
Due after ten years	42,174	43,640

Total debt securities available-for-sale	$68,965	$71,019

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

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Proceeds	$3,359	$5	$3,359	$1,297

Realized gains	$148	$—	$148	$151
Realized losses	—	1	—	1
Impairment losses	—	—	—	35

Net securities (losses) gains	$148	$(1)	$148	$116

At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities and it does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at June 30, 2010 and has recognized the total amount of the impairment in other comprehensive income, net of tax.
The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009:

Securities in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
June 30, 2010	Losses	Value	Losses	Value	Losses	Value
Mortgage-backed securities	$—	$—	$33	$690	$33	$690
Obligations of state & political subdivisions	9	1,418	—	—	9	1,418

Total debt securities	9	1,418	33	690	42	2,108
Equity securities	—	—	14	39	14	39

Total temporarily impaired securities	$9	$1,418	$47	$729	$56	$2,147

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES (continued)

Securities in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
December 31, 2009	Losses	Value	Losses	Value	Losses	Value
Obligations of U.S. Corporations and Agencies	$142	$10,008	$—	$—	$142	$10,008
Mortgage-backed securities	6	49	170	2,107	176	2,156
Obligations of state & political subdivisions	22	3,033	—	—	22	3,033

Total debt securities	170	13,090	170	2,107	340	15,197
Equity securities	—	—	12	41	12	41

Total temporarily impaired securities	$170	$13,090	$182	$2,148	$352	$15,238

There were eight (8) securities in an unrealized loss position at June 30, 2010, three (3) of which were in a continuous loss position for twelve months or more. There were twenty-two (22) securities in an unrealized loss position at December 31, 2009, six (6) of which were in a continuous loss position for twelve months or more.
NOTE 3 — LOANS
The Company grants commercial, commercial real estate, residential and consumer loans primarily to customers in Holmes, Tuscarawas, Wayne, Stark and contiguous counties in North central Ohio.
Loans consist of the following:

(in thousands)	June 30, 2010	December 31, 2009
Commercial	$72,280	$69,350
Commercial real estate	104,668	107,794
Residential real estate	111,367	114,882
Installment	6,768	7,464
Construction	16,517	13,761
Deferred loan costs	256	231

Total Loans	$311,856	$313,482

Changes in the allowance for loan losses were as follows:

(in thousands)	June 30, 2010	December 31, 2009
Balance, at beginning of period	$4,059	$3,394
Provision for loan losses	758	1,337
Loans charged-off	(309)	(885)
Recoveries	100	213

Ending balance	$4,608	$4,059

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS-(continued)
The following is a summary of the past due and non-accrual loans as of June 30, 2010:

June 30, 2010
(in thousands)	30-89 Days Past Due	90 Days Past Due Accruing	Non-Accrual
Commercial	$200	$80	$806
Commercial real estate	127	—	3,310
Residential real estate	768	537	1,355
Installment	213	—	—

Total past-due loans	$1,308	$617	$5,471

NOTE 4- FAIR VALUE MEASUREMENTS
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
The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2010 and December 31, 2009, by level within the fair value hierarchy. No liabilities are carried at fair value. As required by the accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4- FAIR VALUE MEASUREMENTS (continued)
Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government corporations and agencies, mortgage-backed securities and obligations of states and political subdivisions are valued at observable market data for similar assets.

	Level I	Level II	Level III	Total
(dollars in thousands)	June 30, 2010
Assets:
Securities available-for-sale
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	—	16,071	—	16,071
Mortgage-backed securities	—	44,426	—	44,426
Obligations of states and political subdivisions	—	10,422	—	10,422

Total debt securities	100	70,919	—	71,019
Equity Securities	57	—	—	57

Total available-for-sale securities	$157	$70,919	$—	$71,076

	December 31, 2009
Securities available-for-sale
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	—	14,033	—	14,033
Mortgage-backed securities	—	51,358	—	51,358
Obligations of states and political subdivisions	—	9,614	—	9,614

Total debt securities	100	75,005	—	75,105
Equity Securities	53	—	—	53

Total available-for-sale securities	$153	$75,005	$—	$75,158

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of June 30, 2010, and December 31, 2009, by level within the fair value hierarchy. Impaired loans and other real estate that are collateral dependent are written down to fair value through the establishment of specific reserves. Premises include a building currently used for storage that has been written down to appraised value. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions based on management’s best judgment that are significant inputs to the discounting calculations. As a result, these rights are measured at fair value on a nonrecurring basis and are classified within level III of the fair value hierarchy. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4- FAIR VALUE MEASUREMENTS (continued)

	Level I	Level II	Level III	Total
(dollars in thousands)	June 30, 2010
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$2,637	$—	$2,637
Other real estate owned	—	247	—	247
Premises	—	166	—	166
Mortgage servicing rights	—	—	148	148

	December 31, 2009
Impaired loans	$—	$1,736	$—	$1,736
Other real estate owned	—	162	—	162
Premises	—	181	—	181
Mortgage servicing rights	—	—	138	138
NOTE 5 — FAIR VALUES OF FINANCIAL INSTRUMENTS
The estimated fair values of recognized financial instruments as of June 30, 2010 and December 31, 2009 are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	value	value	value	value
Financial assets:
Cash and cash equivalents	$39,875	$39,875	$42,661	$42,661
Securities	76,539	76,539	80,621	80,621
Loans, net	307,248	312,507	309,423	313,993
Accrued Interest Receivable	1,199	1,199	1,315	1,315

Financial liabilities:
Deposits	$329,817	$331,494	$329,486	$331,511
Short-term borrowings	31,089	31,089	28,764	28,764
Other borrowings	31,955	33,761	45,010	46,535
Accrued Interest Payable	252	252	322	322
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
(Unaudited)
NOTE 5 — FAIR VALUES OF FINANCIAL INSTRUMENTS -(continued)
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
The Company also has unrecognized financial instruments at June 30, 2010 and December 31, 2009. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $67,895,000 at June 30, 2010 and $67,424,000 at December 31, 2009. Such amounts are also considered to be the estimated fair values.
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
The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiaries (the “Company”) at June 30, 2010 as compared to December 31, 2009, and the consolidated results of operations for the three and six months and six month period ended June 30, 2010 compared to the same periods in 2009. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
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
FINANCIAL CONDITION
Total assets were $441.2 million at June 30, 2010, compared to $450.7 million at December 31, 2009, representing a decrease of $9.4 million or 2.1%. Cash and cash equivalents decreased $2.8 million, or 6.5%, during the six-month period ending June 30, 2010, due to an $2.8 million decrease in deposits held at the Federal Reserve Bank and a $0.3 million decrease in cash and due from banks. Securities decreased $4.1 million or 5.1% during the first six months of 2010 primarily due to calls within the US Agency portfolio and principal repayments within the mortgage-backed securities portfolio. Net loans decreased $2.2 million, or 0.7%, while deposits increased $300 thousand, or 0.1%, during the six-month period. Short-term borrowings of securities sold under repurchase agreement increased $2.3 million and Federal Home Loan Bank advances decreased $13.1 million, during the period as advances matured and required amortized payments were made on outstanding advances at the Federal Home Loan Bank.
Net loans decreased $2.2 million, or 0.7%, during the six-month period ended June 30, 2010. Commercial loans increased $2.7 million or 1.4% and home equity lines increased $1.7 million or 5.3% over December 31, 2009. Decreases were recognized in real estate mortgage loans of $5.3 million or 6.3% and consumer installment loans of $752 thousand or 9.6%. Consumers continued to refinance their mortgage loans for lower long-term rates offered in the secondary market. The allowance for loan losses amounted to $4.6 million or 1.48% of total loans at June 30, 2010 compared to $4.1 million or 1.29% of total loans at December 31, 2009.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The allowance for loan losses as a percentage of total loans increased at June 30, 2010 as compared to December 31, 2009 as the additional provision of $758 thousand exceeded net charge-offs of $209 thousand for the six months ended June 30, 2010 and outstanding loan balances decreased 0.5% to approximately $312 million at June 30, 2010. Non-performing loans have increased $1.9 million or 47% from December 31, 2009, primarily the result of the bank’s internal analysis of cash flows of one $2.5 million commercial real estate loan and related line being moved to nonaccrual status.

(dollars in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Non-performing loans	$6,088	$4,141	$4,071
Other real estate	247	162	52
Allowance for loan losses	4,608	4,059	3,398
Total loans	311,857	313,482	319,425
Allowance: loans	1.48%	1.29%	1.07%
Allowance: non-performing loans	0.8x	1.0x	0.8x
The ratio of gross loans to deposits was 94.6% at June 30, 2010, compared to 95.1% at December 31, 2009. The decrease in this ratio is primarily the result of deposits increasing while loans decreased slightly during the six months ended June 30, 2010.
The Company recognized $148 thousand (tax provision of $50 thousand) in realized gains from the sales of securities during the second quarter and first six months of 2010 as compared to recognizing gross gains on sales of available for sale securities of $151 thousand (tax provision of $51 thousand) which was partially offset by the recognition of a $35 thousand (tax benefit of $12 thousand) from other-than-temporary impairment of an equity investment during the first quarter ended March 31, 2009. The Company had net unrealized gains of $2 million within its securities portfolio at June 30, 2010, compared to net unrealized gains of $1.6 million at December 31, 2009. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $56 thousand within the portfolio as of June 30, 2010, were primarily the result of customary and expected fluctuations in the bond market. As a result, all security impairments as of June 30, 2010, are considered temporary.
The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. Nonagency collateralized mortgage obligations have paid down to $1.5 million outstanding from an original face of $5.5 million, with both principal and interest being received monthly on the three (3) outstanding bonds. Total gross unrealized security losses within the portfolio were an immaterial 0.07% of total available-for-sale securities at June 30, 2010.
Short-term borrowings increased $2.3 million from December 31, 2009 and other borrowings decreased $13.1 million as the Company used cash flows from investments to repay required maturities and monthly payments on advances from the Federal Home Loan Bank (“FHLB”).
Deposits increased $331 thousand, or 0.5% from December 31, 2009 with non-interest bearing deposits increasing $3.2 million and interest-bearing deposit accounts decreasing $2.9 million. By deposit type, increases were recognized in all interest-bearing accounts except interest bearing demand accounts for the six-month period ended June 30, 2010.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total shareholders’ equity amounted to $46.8 million, or 10.6%, of total assets, at June 30, 2010, compared to $45.8 million, or 10.2% of total assets, at December 31, 2009. The increase in shareholders’ equity during the six months ended June 30, 2010 was due to net income of $1.7 million and gains in accumulated other comprehensive income of $281 thousand. The increase was partially offset by dividends declared of $985 thousand. The Company and its subsidiary bank met all regulatory capital requirements at June 30, 2010.
RESULTS OF OPERATIONS
Three months ended June 30, 2010 and 2009
For the quarter ended June 30, 2010, the Company recorded net income of $921 thousand or $0.34 per share, as compared to net income of $706 thousand, or $0.26 per share for the quarter ended June 30, 2009. The $215 thousand increase in net income for the quarter was a result of revenues increasing $148 thousand from the gain on securities sold and the increase in interchange fees from the increased usage of debit cards as well as the decrease in the provision for loan loss of $155 thousand. On a core basis, net interest income increased $1 thousand, other income decreased $41 thousand (exclusive of the $148 thousand gain on sale of securities in 2010) and other expenses decreased $60 thousand.
Interest income for the quarter ended June 30, 2010, was $5.0 million representing a $437 thousand decrease, or 8.7% decline, compared to the same period in 2009. This decrease was primarily due to a decline in the average loan yield of 0.24% to 5.53% for the quarter ended June 30, 2010 as compared to a loan yield of 5.77% for the second quarter ended June 30, 2009. Additionally, average loan volume declined by $7.8 million to approximately $312 million for the quarter ended June 30, 2010 as compared the second quarter 2009. Investment interest income decreased $147 thousand as both investment volume and yield decreased in 2010 over the second quarter in 2009. Interest expense for the quarter ended June 30, 2010 was $1.2 million a decrease of $437 thousand or 26.7%, from the same period in 2009. The decrease in interest expense occurred due to decreases in interest rates across the board for the quarter ended June 30, 2010. During second quarter 2010, maturing time deposits continued to renew at interest rates that were lower.
The provision for loan losses for the quarter ended June 30, 2010, was $239 thousand, compared to a $394 thousand provision for the same quarter in 2009. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income for the quarter ended June 30, 2010, was $889 thousand, an increase of $109 thousand, or 14.0%, compared to the same quarter in 2009. During the quarter ended 2010, the Company recognized a gross gain of $148 thousand on the sale of investments. Trust and brokerage fees increased $4 thousand on a year over year quarter as increases were recognized on the market value of assets under management. The gain on the sale of mortgage loans to the secondary market declined to $45 thousand from $117 thousand for the 3 month period ended June 30, 2010 as compared to the 3 month period ended June 30, 2009. Refinancing activity declined from 2009, and housing sales stalled after the curtailment of the home buyers tax credit.
Non-interest expenses for the quarter ended June 30, 2010, decreased $60 thousand, or 1.9%, compared to the second quarter of 2009. Salaries and employee benefits increased $48 thousand, or 2.8%, primarily

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
due to merit salary increases and the salary expense of a branch office in 2010 that was not open the first half of 2009. Occupancy and equipment expenses decreased $53 thousand and other operating expenses increased $6 thousand. State franchise tax increased $9 thousand or 7% due to the increased capital of the franchise.
Federal income tax expense increased $110 thousand, or 36.4% for the quarter ended June 30, 2010 as compared to the second quarter of 2009. The provision for income taxes was $412 thousand (effective rate of 30.9%) for the quarter ended June 30, 2010, compared to $302 thousand (effective rate of 30.0%) for the quarter ended June 30, 2009. The increase in the effective tax rate resulted from a decreased percentage of tax-exempt interest income.
Six months ended June 30, 2010 and 2009
Net income for the six months ending June 30, 2010, was $1.658 million or $0.61 per share, as compared to $1.602 million or $0.59 per share during the same period in 2009. Return on average assets and return on average equity were 0.76% and 7.18%, respectively, for the six-month period of 2010, compared to 0.76% and 7.24%, respectively for 2009.
Net interest income was $7.7 million for the six months ended June 30, 2010, a decrease of $12 thousand or 0.2% from the same period last year. Comparative net income increased due to lower noninterest expense primarily related to the lack of a special FDIC assessment in 2010 compared to 2009 and a decrease in incentive and profit sharing accruals from the first quarter in 2010.
Interest income on loans decreased $616 thousand, or 6.7%, for the six months ended June 30, 2010, as compared to the same period in 2009. This decrease was primarily due to an average volume decrease of $7 million compounded by an interest rate decrease of 26 basis points for the comparable six-month periods. Interest income on securities decreased $269 thousand, or 14.7%, as the yield on taxable securities decreased 96 basis points due to both calls in the Agency portfolio and accelerated payments within the mortgage-backed securities portfolio. Average investment balances increased by $3.4 million. Interest income on fed funds sold and interest bearing deposits increased $25 thousand for the six months ended June 30, 2010 as the average fed funds sold rate increased 1 basis points to 0.24%, compared to the same period in 2009.
Interest expense decreased $848 thousand to $2.5 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. Interest expense on deposits decreased $564 thousand, or 23.7%, from the same period as last year, while interest expense on other borrowings decreased $303 thousand or 29.6%. The decrease in interest expense has been caused by lower interest rates being paid across the board on interest-bearing deposit accounts and borrowings. Time deposits continue to renew at lower interest rates, and some depositors have moved monies to savings instruments anticipating higher rate time deposits. Competition for deposits appears to be decreasing from a year ago with larger money center banks reducing the premium paid for term deposits. The net interest margin declined by 16 basis points for the six-month period ended June 30, 2010, to 3.77%, from 3.93% for the same period in 2009. The provision for loan losses was $758 thousand during the first six months of 2010, compared to $635 thousand in the same six-month period of 2009. The provision or credit for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-interest income increased $44 thousand, or 2.8%, during the six months ended June 30, 2010, as compared to the same period in 2009. The increase in non-interest income was primarily due to increases in Trust fees due to increases in market values of the custodial assets, net gains on securities sold and increases in debit card interchange resulting from increased card usage in 2010. Service charges on deposits decreased $62 thousand from the same period in 2009 as deposit customers curtailed their use of overdraft privilege products in 2010 and have maintained higher average deposit balances offsetting monthly service fees.
Decreases were recognized in gains on mortgage loans sold in the secondary market for the first half of 2010 as the wave of refinancing activity stalled and new housing sales were virtually nonexistent following the government’s curtailment of the home buyers credit in 2010.
Non-interest expenses decreased $148 thousand, or 2.3%, for the six months ended June 30, 2010, compared to the same period in 2009. The bank’s FDIC deposit premium decreased $83 thousand from $391 thousand for the six months ended 2009 reflecting the lack of a special assessment fully expensed and payable on September 30, 2009 which has not been reinstated in 2010. Salaries and employee benefits decreased $56 thousand, or 1.6%, primarily the result of the decrease of incentive and profit sharing accruals in first quarter 2010. Professional and directors fees remained relatively stable with a slight decrease of $5 thousand or 1.4%. Occupancy and equipment expense has decreased during the first six-months of 2010 as compared with 2009 as depreciation on the furniture and equipment located at the corporate offices in Millersburg ceased following the tenth anniversary of the building in 2009. Increases were recognized in franchise taxes and other expenses primarily the result of increased operating costs of a larger company.
The provision for income taxes was $727 thousand (effective rate of 30.5%) for the six months ended June 30, 2010, compared to $726 thousand (effective rate of 31.2%) for the six months ended June 30, 2009. The decrease in the effective tax rate resulted from an increase in tax-exempt interest income as a portion of total income before income taxes.
CAPITAL RESOURCES
The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to Capital Resources as presented in CSB Bancorp’s annual report on Form 10-K for the year ended December 31, 2009, and as of June 30, 2010 the holding company and its bank meet all capital adequacy requirements to which they are subject.
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $39.9 million at June 30, 2010, a decrease of $2.8 million from $42.7 million at December 31, 2009. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal cash flow and maturities on investments maturing within one year represent 14.9% of total assets as of June 30, 2010 compared to 15.0% of total assets at year-end 2009. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.
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
There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2010, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Company’s board-approved policy.
The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 and 200 basis point changes in market interest rates at June 30, 2010 and December 31, 2009:
June 30, 2010

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
	(Dollars in Thousands)
+200	16,134	$636	4.1%
+100	15,660	162	1.0
0	15,498	0	0.0
-100	N/A	N/A	N/A
-200	N/A	N/A	N/A
December 31, 2009

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
	(Dollars in Thousands)
+200	$17,287	$849	5.2%
+100	16,739	301	1.8
0	16,438	0	0.0
-100	N/A	N/A	N/A
-200	N/A	N/A	N/A

CSB BANCORP, INC.

ITEM 4T	— CONTROLS AND PROCEDURES
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
Quarter ended June 30, 2010
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
There are no matters required to be reported under this item.

ITEM 1A — RISK FACTORS
There were no material changes to the Risk Factors described in Item 1A in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There are no matters required to be reported under this item.
Issuer Purchase of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased	Per Share	Announced Plans	the Plan

April 1, 2010 to April 30, 2010	—	—	—	41,471

May 1, 2010 to May 31, 2010	—	—	—	41,471

June 1, 2010 to June 30, 2010	—	—	—	41,471
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

Item 4 — Removed and Reserved:

Item 5 — Other Information:
There are no matters required to be reported under this item

CSB BANCORP, INC.
FORM 10-Q
Quarter ended June 30, 2010
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

CSB BANCORP, INC. (Registrant)
Date: August 13, 2010	/s/ Eddie L. Steiner
Eddie L. Steiner
President Chief Executive Officer

Date: August 13, 2010	/s/ Paula J. Meiler
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