Form 10-Q
period 2010-09-30
CSB BANCORP INC /OH
filed 2010-11-12
CIK 880417

CSB BANCORP, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at November 12, 2010:
2,734,799 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED September 30, 2010

CSB BANCORP, INC.
PART I – FINANCIAL INFORMATION
ITEM 1. – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share data)	2010	2009
ASSETS
Cash and due from bank	$10,017	$8,803
Interest-earning deposits in other banks	33,267	33,858
Federal funds sold	328	—

Total cash and cash equivalents	43,612	42,661

Securities available-for-sale, at fair value	72,501	75,158
Restricted stock, at cost	5,463	5,463

Total securities	77,964	80,621

Loans held for sale	427	340
Loans	316,909	313,482
Less allowance for loan losses	4,407	4,059

Net loans	312,502	309,423

Premises and equipment, net	8,007	8,354
Bank owned life insurance	2,933	2,854
Core deposit intangible	423	469
Goodwill	1,725	1,725
Accrued interest receivable and other assets	3,609	4,219

Total Assets	$451,586	$450,666

LIABILITIES
Deposits
Noninterest-bearing	$63,988	$53,974
Interest-bearing	277,308	275,512

Total deposits	341,296	329,486

Short-term borrowings	29,534	28,764
Other borrowings	31,657	45,010
Accrued interest payable and other liabilities	1,888	1,584

Total liabilities	404,375	404,844

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value: Authorized 9,000,000 shares; issued 2,980,602 shares	18,629	18,629
Additional paid-in capital	9,994	9,994
Retained earnings	22,210	21,146
Treasury stock at cost: 245,803 shares	(5,015)	(5,015)
Accumulated other comprehensive income	1,393	1,068

Total shareholders’ equity	47,211	45,822

Total Liabilities and Shareholders’ Equity	$451,586	$450,666

See notes to unaudited consolidated financial statements.

3.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Interest income
Loans, including fees	$4,384	$4,566	$12,971	$13,769
Taxable securities	665	776	2,063	2,461
Nontaxable securities	91	84	258	232
Other	19	8	52	17

Total interest income	5,159	5,434	15,344	16,479

Interest expense
Deposits	889	1,055	2,641	3,353
Other	313	514	1,032	1,536

Total interest expense	1,202	1,570	3,673	4,889

Net interest income	3,957	3,864	11,671	11,590
Provision for loan losses	238	293	996	928

Net interest income after provision for loan losses	3,719	3,571	10,675	10,662

Non-interest income
Service charges on deposit accounts	296	313	851	931
Trust and financial services	135	173	401	407
Debit card interchange fees	131	101	365	283
Gain on sale of loans	62	172	153	357
Securities (losses) gains, net	—	(34)	148	82
Other income	156	145	482	386

Total non-interest income	780	870	2,400	2,446

Non-interest expenses
Salaries and employee benefits	1,751	1,747	5,100	5,152
Occupancy expense	197	266	609	740
Equipment expense	124	131	375	403
State franchise tax	135	135	405	371
Professional and director fees	133	157	457	485
FDIC deposit insurance	109	105	417	496
Amortization of intangible assets	15	16	47	49
Other expenses	751	631	1,996	1,831

Total non-interest expenses	3,215	3,188	9,406	9,527

Income before income taxes	1,284	1,253	3,669	3,581
Federal income tax provision	402	395	1,129	1,121

Net income	$882	$858	$2,540	$2,460

Basic and diluted earnings per share	$0.32	$0.31	$0.93	$0.90

See notes to unaudited consolidated financial statements.

4.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$46,776	$44,678	$45,822	$43,468

Comprehensive income :
Net income	882	858	2,540	2,460
Change in net unrealized gain, net of reclassification adjustments and related income taxes $23, $274, $167 and $578, respectively	45	533	325	1,122

Total comprehensive income	927	1,391	2,865	3,582

Stock-based compensation expense	—	3	—	6
Cash dividends declared ($0.18 and $0.54 per share in 2010 and 2009)	(492)	(492)	(1,476)	(1,476)

Balance at end of period	$47,211	$45,580	$47,211	$45,580

See notes to unaudited consolidated financial statements.

5.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands, except per share data)	2010	2009
Net cash from operating activities	$3,486	$3,378

Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities, calls and repayments	36,211	25,446
Purchases	(36,375)	(20,979)
Proceeds from sale of securities	3,359	1,305
Purchase of Federal Reserve Bank stock	—	(231)
Proceeds from sale of other real estate	342	84
Loan originations, net of repayments	(4,452)	844
Premises and equipment expenditures, net	(98)	(633)

Net cash provided by (used for) investing activities	(1,013)	5,836

Cash flows from financing activities
Net change in deposits	11,874	(2,374)
Net change in short-term borrowings	770	4,165
Repayment of other borrowings	(13,181)	(826)
Cash dividends paid	(985)	(985)

Net cash used for financing activities	(1,522)	(20)

Net change in cash and cash equivalents	951	9,194

Cash and cash equivalents at beginning of period	42,661	12,746

Cash and cash equivalents at end of period	$43,612	$21,940

Supplemental disclosures
Interest paid	$3,978	$5,380
Income taxes paid	850	920
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
The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2010, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2009, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the periods ended September 30, 2010 are not necessarily indicative of the operating results for the full year or any future interim period.
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
In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Company’s financial statements.

7.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)
In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs — An announcement made by the staff of the U.S. Securities and Exchange Commission. This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Company’s financial statements.
NOTE 2 — SECURITIES
Securities consist of the following at September 30, 2010 and December 31, 2009:

September 30, 2010		Gross unrealized	Gross unrealized	Fair
(Dollars in thousands)	Amortized Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	19,008	113	—	19,121
Mortgage-backed securities	38,610	1,487	25	40,072
Corporate bonds	500	—	8	492
Obligations of states and political subdivisions	12,103	558	—	12,661

Total debt securities	70,321	2,158	33	72,446
Equity Securities	69	1	15	55

Total available-for-sale	70,390	2,159	48	72,501
Restricted stock	5,463	—	—	5,463

Total securities	$75,853	$2,159	$48	$77,964

December 31, 2009		Gross unrealized	Gross unrealized	Fair
(Dollars in thousands)	Amortized Cost	gains	losses	Value
Available-for-sale:
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	14,164	11	142	14,033
Mortgage-backed securities	49,706	1,828	176	51,358
Obligations of states and political subdivisions	9,505	131	22	9,614

Total debt securities	73,475	1,970	340	75,105
Equity Securities	65	—	12	53

Total available-for-sale	73,540	1,970	352	75,158
Restricted stock	5,463	—	—	5,463

Total securities	$79,003	$1,970	$352	$80,621

8.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES (continued)
The amortized cost and fair value of debt securities at September 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$10,406	$10,483
Due after one through five years	51,910	53,498
Due after five years through ten years	7,106	7,538
Due after ten years	899	927

Total debt securities available-for-sale	$70,321	$72,446

Realized Gains and Losses
The following table shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of the sales. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined by the specific identification method.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Proceeds	$—	$8	$3,359	$1,305

Realized gains	$—	$1	$148	$153
Realized losses	—	—	—	1
Impairment losses	—	35	—	70

Net securities (losses) gains	$—	$(34)	$148	$82

At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities and it does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at September 30, 2010 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

9.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009:

	Securities in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Gross	Fair	Gross	Fair	Gross	Fair
September 30, 2010	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses	Value
Mortgage-backed securities	$—	$—	$25	$613	$25	$613
Corporate	8	492	—	—	8	492

Total debt securities	8	492	25	613	33	1,105
Equity securities	—	—	15	39	15	39

Total temporarily impaired securities	$8	$492	$40	$652	$48	$1,144

	Securities in a Continuous Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Gross	Fair	Gross	Fair	Gross	Fair
December 31, 2009	Unrealized Losses	Value	Unrealized Losses	Value	Unrealized Losses	Value
Obligations of U.S. Corporations and Agencies	$142	$10,008	$—	$—	$142	$10,008
Mortgage-backed securities	6	49	170	2,107	176	2,156
Obligations of state & political subdivisions	22	3,033	—	—	22	3,033

Total debt securities	170	13,090	170	2,107	340	15,197
Equity securities	—	—	12	41	12	41

Total temporarily impaired securities	$170	$13,090	$182	$2,148	$352	$15,238

There were four (4) securities in an unrealized loss position at September 30, 2010, three (3) of which were in a continuous loss position for twelve months or more. There were twenty-two (22) securities in an unrealized loss position at December 31, 2009, six (6) of which were in a continuous loss position for twelve months or more.

10.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS
The Company grants commercial, commercial real estate, residential and consumer loans primarily to customers in Holmes, Tuscarawas, Wayne, Stark and contiguous counties in north central Ohio.
Loans consist of the following:

(in thousands)	September 30, 2010	December 31, 2009
Commercial	$79,957	$69,350
Commercial real estate	102,533	107,794
Residential real estate	111,015	114,882
Installment	6,680	7,464
Construction	16,504	13,761
Deferred loan costs	220	231

Total Loans	$316,909	$313,482

Changes in the allowance for loan losses were as follows:

(in thousands)	September 30, 2010	December 31, 2009
Balance, at beginning of period	$4,059	$3,394
Provision for loan losses	996	1,337
Loans charged-off	(767)	(885)
Recoveries	119	213

Ending balance	$4,407	$4,059

The following is a summary of the past due and non-accrual loans as of September 30, 2010 and December 31, 2009:

September 30, 2010	30-89 Days	90 Days Past Due
(in thousands)	Past Due	Accruing	Non-Accrual
Commercial	$25	$—	$4
Commercial real estate	940	26	3,209
Residential real estate	1,607	257	1,750
Installment	150	—	—

Total past-due loans	$2,722	$283	$4,963

December 31, 2009	30-89 Days	90 Days Past Due
(in thousands)	Past Due	Accruing	Non-Accrual
Commercial	$—	$24	$102
Commercial real estate	229	—	1,499
Residential real estate	1,464	330	2,185
Installment	204	1	—

Total past-due loans	$1,897	$355	$3,786

11.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS (continued)
The recorded investment in loans for which impairment has been recognized amounted to $3.8 million at September 30, 2010 compared to $2.1 million at December 31, 2009. The valuation allowance related to impaired loans amounted to $743 thousand at September 30, 2010 and $343 thousand at December 31, 2009. The increase in the valuation allowance is primarily from a single commercial relationship.
A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired collateral-dependent loans are measured for impairment based on the fair value of the collateral, while other loans are valued based on the present value of expected future cash flows discounted at the historical effective interest rate.
NOTE 4 — FAIR VALUE MEASUREMENTS
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
The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2010 and December 31, 2009, by level within the fair value hierarchy. No liabilities are carried at fair value. As required by the accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government corporations and agencies, mortgage-backed securities and obligations of states and political subdivisions are valued at observable market data for similar assets.

12.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4- FAIR VALUE MEASUREMENTS (continued)

(Dollars in thousands)	Level I	Level II	Level III	Total
		September 30, 2010
Assets:
Securities available-for-sale
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	—	19,121	—	19,121
Mortgage-backed securities	—	40,072	—	40,072
Corporate bonds		492		492
Obligations of states and political subdivisions	—	12,661	—	12,661

Total debt securities	100	72,346	—	72,446
Equity Securities	55	—	—	55

Total available-for-sale securities	$155	$72,346	$—	$72,501

		December 31, 2009

Securities available-for-sale
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	—	14,033	—	14,033
Mortgage-backed securities	—	51,358	—	51,358
Obligations of states and political subdivisions	—	9,614	—	9,614

Total debt securities	100	75,005	—	75,105
Equity Securities	53	—	—	53

Total available-for-sale securities	$153	$75,005	$—	$75,158

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of September 30, 2010, and December 31, 2009, by level within the fair value hierarchy. Impaired loans and other real estate that are collateral dependent are written down to fair value through the establishment of specific reserves. Premises include a building currently used for storage that has been written down to appraised value. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions based on management’s best judgment that are significant inputs to the discounting calculations. As a result, these rights are measured at fair value on a nonrecurring basis and are classified within level III of the fair value hierarchy. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; observable inputs employed by certified appraisers for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

13

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — FAIR VALUE MEASUREMENTS (continued)

(Dollars in thousands)	Level I	Level II	Level III	Total
		September 30, 2010
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$3,082	$—	$3,082
Other real estate owned	—	163	—	163
Premises	—	158	—	158
Mortgage servicing rights	—	—	152	152

		December 31, 2009
Impaired loans	$—	$1,736	$—	$1,736
Other real estate owned	—	162	—	162
Premises	—	181	—	181
Mortgage servicing rights	—	—	138	138
NOTE 5 — FAIR VALUES OF FINANCIAL INSTRUMENTS
The estimated fair values of recognized financial instruments as of September 30, 2010 and December 31, 2009 are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	value	value	value	value
Financial assets:
Cash and cash equivalents	$43,612	$43,612	$42,661	$42,661
Securities	77,964	77,964	80,621	80,621
Loans, net	312,502	316,652	309,423	313,993
Accrued interest receivable	1,413	1,413	1,315	1,315

Financial liabilities:
Deposits	$341,296	$343,763	$329,486	$331,511
Short-term borrowings	29,594	29,594	28,764	28,764
Other borrowings	31,657	32,281	45,010	46,535
Accrued interest payable	252	252	322	322
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
Deposits and Other Borrowed Funds
The fair values of certificates of deposit and other borrowed funds are based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of year end.
The Company also has unrecognized financial instruments at September 30, 2010 and December 31, 2009. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $72,777,000 at September 30, 2010 and $67,424,000 at December 31, 2009. Such amounts are also considered to be the estimated fair values.
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

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiaries (the “Company”) at September 30, 2010 as compared to December 31, 2009, and the consolidated results of operations for the three and nine month period ended September 30, 2010 compared to the same periods in 2009. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
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
FINANCIAL CONDITION
Total assets were $451.6 million at September 30, 2010, compared to $450.7 million at December 31, 2009, representing an increase of $900 thousand or 0.2%. Cash and cash equivalents increased $1.0 million, or 2.2%, during the nine-month period ending September 30, 2010, due to an $1.2 million increase in cash and due from banks. Securities decreased $2.7 million or 3.5% during the first nine months of 2010 primarily due to calls within the US Agency portfolio and principal repayments within the mortgage-backed securities portfolio. Net loans increased $3.1 million, or 1.0%, while deposits increased $11.8 million, or 3.6%, during the nine-month period. Short-term borrowings of securities sold under repurchase agreement increased $800 thousand and Federal Home Loan Bank advances decreased $13.4 million, during the period as advances matured and required amortized payments were made on outstanding advances at the Federal Home Loan Bank.
Net loans increased $3.1 million, or 1.0%, during the nine-month period ended September 30, 2010. Commercial loans increased $10.6 million, or 15.3%, and home equity lines increased $2.8 million, or 8.7%, over December 31, 2009. Decreases were recognized in real estate mortgage loans of $6.7 million, or 8.8%, commercial real estate loans of $5.3 million, or 4.9%, and consumer installment loans of $784 thousand, or 10.5%. Consumers continued to refinance their mortgage loans for lower long-term rates offered in the secondary market. The allowance for loan losses amounted to $4.4 million or 1.39% of total loans at September 30, 2010 compared to $4.1 million or 1.29% of total loans at December 31, 2009.

16.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The allowance for loan losses as a percentage of total loans increased at September 30, 2010 as compared to December 31, 2009 as the additional provision of $996 thousand exceeded net charge-offs of $648 thousand for the nine months ended September 30, 2010 and outstanding loan balances increased 1.1% to approximately $317 million at September 30, 2010. Non-performing loans have increased $1.1 million or 27% from December 31, 2009, primarily the result of the bank’s internal analysis of cash flows of one $2.5 million commercial real estate loan and related line being moved to nonaccrual status.

(Dollars in thousands)	September 30, 2010		December 31, 2009		September 30, 2009
Non-performing loans	$5,246		$4,141		$4,504
Other real estate	163		162		40
Allowance for loan losses	4,407		4,059		3,697
Total loans	316,909		313,482		314,717
Allowance: loans	1.39%		1.29%		1.17%
Allowance: non-performing loans	0.8	x	1.0	x	0.8	x
The ratio of gross loans to deposits was 92.9% at September 30, 2010, compared to 95.1% at December 31, 2009. The decrease in this ratio is primarily the result of deposits increasing faster than loans during the nine months ended September 30, 2010.
The Company had net unrealized gains of $2.2 million within its securities portfolio at September 30, 2010, compared to net unrealized gains of $1.6 million at December 31, 2009. The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. The Company holds 3 issues of nonagency collateralized mortgage obligations that have paid down to $1.4 million outstanding from an original face of $5.5 million. Most of the unrealized loss in the mortgage-backed securities relates to one private label mortgage-backed security. The Company has the ability and intent to hold the bond until the recovery of its cost and despite a credit downgrade below investment grade in 2010, there is no significant evidence to support an adverse change in the expected cash flows. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $48 thousand within the portfolio as of September 30, 2010, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments detailed above on September 30, 2010, are considered temporary and no impairment loss relating to these securities has been recognized..
Short-term borrowings increased $800 thousand from December 31, 2009 and other borrowings decreased $13.4 million as the Company used cash flows from investments to repay required maturities and monthly payments on advances from the Federal Home Loan Bank (“FHLB”).
Deposits increased $11.8 million, or 3.6% from December 31, 2009 with non-interest bearing deposits increasing $10.0 million and interest-bearing deposit accounts increasing $1.8 million. By deposit type, increases were recognized in all interest-bearing accounts except interest bearing demand accounts for the nine-month period ended September 30, 2010.

17.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total shareholders’ equity amounted to $47.2 million, or 10.5%, of total assets, at September 30, 2010, compared to $45.8 million, or 10.2% of total assets, at December 31, 2009. The increase in shareholders’ equity during the nine months ended September 30, 2010 was due to net income of $2.5 million and gains in accumulated other comprehensive income of $325 thousand. The increase was partially offset by dividends declared of $1.5 million. The Company and its subsidiary bank met all regulatory capital requirements at September 30, 2010.
RESULTS OF OPERATIONS
Three months ended September 30, 2010 and 2009
For the quarter ended September 30, 2010, the Company recorded net income of $882 thousand or $0.32 per share, as compared to net income of $858 thousand, or $0.31 per share for the quarter ended September 30, 2009. The $24 thousand increase in net income for the quarter was a result of net interest income increasing $93 thousand and a decrease in the provision for loan losses of $55 thousand. These gains were partially offset by a decline in noninterest income of $90 thousand and an increase in other expenses of $27 thousand.
Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended September 30,
	2010		2009
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate

Assets
Due from banks-interest bearing	$28,266	0.26%	$13,463	0.24%
Taxable securities	68,216	3.87%	65,761	4.68%
Tax-exempt securities	11,503	4.77%	8,941	5.67%
Federal funds sold	251	0.13%	315	0.05%
Loans	315,355	5.53%	316,149	5.74%

Total earning assets	423,591	4.89%	404,629	5.38%
Other assets	22,508		20,810

Total Assets	$446,099		$425,439

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$50,252	0.08%	$44,591	0.09%
Savings deposits	74,377	0.32%	57,240	0.38%
Time deposits	151,199	2.15%	153,595	2.56%
Other borrowed funds	61,266	2.02%	77,968	2.62%

Total interest bearing liabilities	337,094	1.41%	333,394	1.87%
Non-interest bearing demand deposits	60,261		45,226
Other liabilities	1,531		1,370
Shareholders’ Equity	47,213		45,449

Total Liabilities and Shareholders’ Equity	$446,099		$425,439

Taxable equivalent net interest spread		3.76%		3.84%
Taxable equivalent net interest margin		3.48%		3.51%

18.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest income for the quarter ended September 30, 2010, was $5.2 million representing a $275 thousand decrease, or 5.1% decline, compared to the same period in 2009. This decrease was primarily due to a decline in the average loan yield of 0.21% to 5.53% for the quarter ended September 30, 2010 as compared to a loan yield of 5.74% for the third quarter ended September 30, 2009. Additionally, average loan volume declined by $800 thousand to approximately $315 million for the quarter ended September 30, 2010 as compared the third quarter 2009. Investment interest income decreased $104 thousand as both investment volume and yield decreased in 2010 over the third quarter in 2009. Interest expense for the quarter ended September 30, 2010 was $1.2 million a decrease of $368 thousand or 23.4%, from the same period in 2009. The decrease in interest expense occurred due to decreases in interest rates across the board for the quarter ended September 30, 2010.
The provision for loan losses for the quarter ended September 30, 2010, was $238 thousand, compared to a $293 thousand provision for the same quarter in 2009. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income for the quarter ended September 30, 2010, was $780 thousand, a decrease of $90 thousand, or 10.3%, compared to the same quarter in 2009. During the third quarter ended 2010, service charges on deposit accounts decreased $17 thousand or 5.4%, as consumers decreased their usage of overdraft products and maintained higher average deposit balances. The gain on the sale of mortgage loans to the secondary market declined to $62 thousand for the three month period ended September 30 2010, from $172 thousand in the 3 month period ended September 30, 2010. Refinancing activity declined from 2009, and housing sales stalled after the curtailment of the home buyers tax credit.
The Company recognized $0 and $148 thousand (tax provision of $50 thousand) in realized gains from the sales of securities during the third quarter and first nine months of 2010 as compared to recognizing gross gains on sales of available for sale securities of $1 and $153 thousand (tax provision of $52 thousand) which was partially offset by the recognition of a $35 thousand (tax benefit of $12 thousand) from other-than-temporary impairment of an equity investment and $70 thousand (tax benefit of $24 thousand) during the third quarter and first nine months of 2009.
Non-interest expenses for the quarter ended September 30, 2010, increased $27 thousand, or 0.8%, compared to the third quarter of 2009. Salaries and employee benefits increased $4 thousand, or 0.2%.
Occupancy and equipment expenses decreased $76 thousand in 2010 over the third quarter of 2009 due to an impairment write-down of the Main Office of $50 thousand in 2009 and a decrease in depreciation expense of $25 thousand relating to furniture and equipment located at the corporate offices in Millersburg which were totally depreciated following the tenth anniversary of the building in 2009. Other operating expenses increased $120 thousand primarily due to the increase in loan collection expense resulting from the recognition of delinquent real estate taxes and assessments on one commercial property which has been sold at sheriff’s sale in the third quarter but has not transferred.
Federal income tax expense increased $7 thousand, or 1.8% for the quarter ended September 30, 2010 as compared to the third quarter of 2009. The provision for income taxes was $402 thousand (effective rate of 31.3%) for the quarter ended September 30, 2010, compared to $395 thousand (effective rate of 31.5%)

19.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
for the quarter ended September 30, 2009. The decrease in the effective tax rate resulted from an increased percentage of tax-exempt interest income.
Nine months ended September 30, 2010 and 2009
Net income for the nine months ending September 30, 2010, was $2.54 million or $0.93 per share, as compared to $2.46 million or $0.90 per share during the same period in 2009. Return on average assets and return on average equity were 0.77% and 7.25%, respectively, for the nine-month period of 2010, compared to 0.78% and 7.33%, respectively for 2009.
Net interest income was $11.7 million for the nine months ended September 30, 2010, an increase of $81 thousand or 0.7% from the same period last year.
Comparative net income increased due to a decrease in noninterest expense primarily related to the lack of a special FDIC assessment in 2010 compared to 2009 and a decrease in incentive and profit sharing accruals from the first quarter in 2010.

	2010		2009
	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate

Assets
Due from banks-interest bearing	$28,290	0.24%	$9,630	0.23%
Taxable securities	68,577	4.02%	66,513	4.95%
Tax-exempt securities	10,026	5.19%	8,164	5.76%
Federal funds sold	240	0.13%	200	0.13%
Loans	312,943	5.56%	317,957	5.80%

Total earning assets	420,076	4.94%	402,464	5.53%
Other assets	22,514		21,137

Total Assets	$442,590		$423,601

Liabilities and Shareholders Equity
Interest bearing demand deposits	$51,819	0.08%	$44,848	0.11%
Savings deposits	73,061	0.36%	57,582	0.43%
Time deposits	149,504	2.16%	155,031	2.70%
Other borrowed funds	64,206	2.15%	74,688	2.75%

Total interest bearing liabilities	338,590	1.45%	332,149	1.97%
Non-interest bearing demand deposits	55,677		44,722
Other liabilities	1,486		1,868
Shareholders’ Equity	46,837		44,862

Total Liabilities and Shareholders’ Equity	$442,590		$423,601

Taxable equivalent net interest spread		3.77%		3.90%
Taxable equivalent net interest margin		3.49%		3.56%

20.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest income on loans decreased $798 thousand, or 5.8%, for the nine months ended September 30, 2010, as compared to the same period in 2009. This decrease was primarily due to an average loan volume decrease of $5 million compounded by an interest rate decrease of 24 basis points for the comparable nine-month period. Interest income on securities decreased $372 thousand, or 13.8%, as the yield on taxable securities decreased 86 basis points due to both calls in the Agency portfolio and accelerated payments within the mortgage-backed securities portfolio, while average investment balances increased by $3.9 million. Interest income on fed funds sold and interest bearing deposits increased $35 thousand for the nine months ended September 30, 2010 as the average fed funds sold rate increased 1 basis points to 0.24%, compared to the same period in 2009.
Interest expense decreased $1.2 million to $3.7 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. Interest expense on deposits decreased $712 thousand, or 21.2%, from the same period as last year, while interest expense on other borrowings decreased $504 thousand or 32.8%. The decrease in interest expense has been caused by lower interest rates being paid across the board on interest-bearing deposit accounts and borrowings. Time deposits continue to renew at lower interest rates, and some depositors have moved monies to savings instruments anticipating higher rate time deposits in the future. Competition for deposits appears to be decreasing from a year ago with larger money center banks reducing the premium paid for term deposits. The net interest margin declined by 13 basis points for the nine-month period ended September 30, 2010, to 3.77%, from 3.90% for the same period in 2009.
The provision for loan losses was $996 thousand during the first nine months of 2010, compared to $928 thousand in the same nine-month period of 2009. The provision or credit for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income decreased $46 thousand, or 1.9%, during the nine months ended September 30, 2010, as compared to the same period in 2009. The decrease in non-interest income was primarily due to the reduction in gain on sale of mortgage loans into the secondary market and reductions in service charges on deposits as deposit customers curtailed their use of overdraft privilege products in 2010 and have maintained higher average deposit balances to offset monthly fees. Increases in fee revenue occurred on debit card interchange fees as customers increased their card usage and increases were recognized on securities gains as the securities losses recognized in 2009 did not reoccur in 2010. Other income increased $96 thousand, or 25.0%, primarily due to an increase in servicing fees from loans sold of $40 thousand and an increase in check printing fee income of $27 thousand.
Decreases were recognized in gains on mortgage loans sold in the secondary market for the first nine months of 2010, as the wave of refinancing activity stalled and new housing sales were virtually nonexistent following the government’s curtailment of the home buyers credit in 2010.
Non-interest expenses decreased $121 thousand, or 1.3%, for the nine months ended September 30, 2010, compared to the same period in 2009. The bank’s FDIC deposit premium decreased $79 thousand from $496 thousand for the nine months ended 2009 reflecting the lack of a special assessment fully expensed and payable on September 30, 2009 which has not been reinstated in 2010. Salaries and employee benefits decreased $52 thousand, or 1.0%, primarily the result of the decrease of incentive and profit sharing accruals in first quarter 2010. Professional and directors fees decreased $28 thousand or 5.8%.

21.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Occupancy and equipment expense has decreased during the first nine-months of 2010 as compared with 2009 as depreciation on the furniture and equipment located at the corporate offices in Millersburg ceased following the tenth anniversary of the building in 2009. Other expenses increased $165 thousand, or 9.0%, primarily due to an increase of $152 thousand in loan collection expenses.
The provision for income taxes was $1.1 million (effective rate of 30.8%) for the nine months ended September 30, 2010, compared to $1.1 million (effective rate of 31.3%) for the nine months ended September 30, 2009. The decrease in the effective tax rate resulted from an increase in tax-exempt interest income as a portion of total income before income taxes.
CAPITAL RESOURCES
The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to Capital Resources as presented in CSB Bancorp’s annual report on Form 10-K for the year ended December 31, 2009, and as of September 30, 2010 the holding company and its bank meet all capital adequacy requirements to which they are subject.
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $39.9 million at September 30, 2010, a decrease of $2.8 million from $42.7 million at December 31, 2009. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal cash flow and maturities on investments maturing within one year represent 14.9% of total assets as of September 30, 2010 compared to 15.0% of total assets at year-end 2009. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

22.

CSB BANCORP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3 —QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2010, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Company’s board-approved policy.
The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 and 200 basis point changes in market interest rates at September 30, 2010 and December 31, 2009:
September 30, 2010

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$16,391	$1,248	8.2%
+100	15,558	415	2.7
0	15,143	0	0.0
-100	N/A	N/A	N/A
-200	N/A	N/A	N/A
December 31, 2009

Changes in
Interest Rates	Net Interest	Dollar	Percentage
(basis points)	Income	Change	Change
(Dollars in Thousands)
+200	$17,287	$849	5.2%
+100	16,739	301	1.8
0	16,438	0	0.0
-100	N/A	N/A	N/A
-200	N/A	N/A	N/A

23.

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

24.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended September 30, 2010
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

25.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended September 30, 2010
PART II — OTHER INFORMATION
Item 6 —	Exhibits:

Exhibit
Number	Description of Document
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-KSB for the Fiscal Year ended December 31, 1994).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s Form 10-K for the Fiscal Year ended December 31, 1998).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a for the Fiscal Year ended December 31, 2008).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10- SB.

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof).

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification

32.1	Section 1350 CEO’s Certification

32.2	Section 1350 CFO’s Certification

26.

CSB BANCORP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC. (Registrant)

Date: November 12, 2010	/s/ Eddie L. Steiner
Eddie L. Steiner
President Chief Executive Officer

Date: November 12, 2010	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President Chief Financial Officer

27.

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