Form 10-K
period 2010-12-31
CSB BANCORP INC /OH
filed 2011-03-24
CIK 880417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
☐ Yes ☑ No
At June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on a share price of $15.75 per share (such price being the last trade price on such date) was $39.8 million.
At March 23, 2011, there were outstanding 2,734,799 of the registrant’s Common Shares, $6.25 par value.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s 2010 Annual Report to Shareholders.
Portions of Registrant’s Proxy Statement dated March 23, 2011.
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
The Bank grants residential real estate, commercial real estate, commercial and consumer loans to customers located primarily in Holmes, Tuscarawas, Wayne, Stark and portions of surrounding counties in Ohio. The Company’s market area has historically exhibited relatively stable economic conditions; however, a pronounced slowdown in economic activity has been evident since the latter half of 2008. Unemployment levels in Holmes County have generally been among the lowest in the State of Ohio, while the balance of the Company’s market area typically experiences unemployment levels similar to the state average. Unemployment in the Company’s market area peaked during the first quarter of 2010 and improved steadily thereafter, although average unemployment for the year as a whole was 80% higher than our markets’ average over the prior ten-year period. Moderate reductions in real estate values have also developed as a result of the prevailing recessionary conditions.
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
Employees
At December 31, 2010, the Company had 154 employees, 125 of which were employed on a full-time basis. The Company has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Management considers its employee relations to be good.

Competition
The Bank operates in a highly competitive industry due, in part, to Ohio law permitting statewide branching by banks, savings and loan associations and credit unions. Ohio and federal law also permits nationwide interstate banking. In its primary market area of Holmes, Tuscarawas, Wayne, Stark and surrounding Ohio counties, the Bank competes for new deposit dollars and loans with several other commercial banks, both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. The Bank believes its presence in the Holmes, Tuscarawas, Wayne and Stark County areas provides the Bank with a competitive advantage due to its ability to make loans and provide services to the local community.
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
Supervision and Regulation of CSB and Subsidiaries
CSB and the Bank are subject to extensive regulation by federal and state regulatory agencies. The regulation of financial holding companies and their subsidiaries by bank regulatory agencies is intended primarily for the protection of consumers, depositors, federal deposit insurance funds and the banking system as a whole, and not for the protection of shareholders.
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
CSB is a public company, and is also subject to regulation by the United States Securities and Exchange Commission (“SEC”). The SEC has established four categories for issuers for the purpose of filing periodic and annual reports. Under these regulations, CSB is considered to be a smaller reporting company and, as such, must comply with SEC smaller reporting company filing requirements.
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
Financial Modernization
Pursuant to GLB, a bank holding company may become a financial holding company if each of its subsidiary banks is “well-capitalized” under regulatory “prompt corrective action” provisions, is “well-managed”, and has at least a “satisfactory” rating under the Community Reinvestment Act (“CRA”) by filing a declaration with the FRB that the bank holding company wishes to become a financial holding company. CSB has been a financial holding company since 2005. No prior regulatory approval is required for a financial holding company to acquire certain companies, other than banks and savings associations, that are financial in nature as determined by the FRB.
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
In order to be “well-capitalized,” a bank must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2010, the Bank meets the ratio requirements to be deemed “well capitalized” according to the guidelines described above. See Note 12 of the Notes to Consolidated Financial Statements located on page 48 of CSB’s 2010 Annual Report, which is incorporated herein by reference.
The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new, more risk-sensitive capital adequacy framework (Basel II) for large, internationally active banking organizations. In December 2007, the federal banking agencies issued final rules making the implementation of certain parts of Basel II mandatory for any bank that has consolidated total assets of at least $250 billion (excluding certain assets) or has consolidated on-balance sheet foreign exposure of at least $10 billion, and making it voluntary for other banks.
In response to concerns regarding the complexity and cost associated with implementing the Basel II rules, in July 2008, the federal banking agencies issued a notice of proposed rulemaking that would revise the existing risk-based capital framework for banks that will not be subject to the Basel II rules. The proposed rules would allow banks other than the large Basel II banks to elect to adopt the new risk weighting methodologies set forth in the proposed rules or remain subject to the existing risk-based capital rules. CSB was not required to implement Basel II.
In December 2010, the Basel Committee issued a strengthened set of international capital and liquidity standards for banks and bank holding companies, known as “Basel III.” The Basel III reforms are supported by the U.S. federal banking agencies and will increase both the quantity and quality of capital banks and bank holding companies are required to hold. Regulators in each participating country will be expected to implement Basel III beginning January 1, 2013 with full phase in expected January 1, 2019.
CSB cannot predict the precise timing or final form of forthcoming capital regulation that could be applicable to CSB or their impact on CSB. Capital requirements that may arise from regulations issued under the Dodd-Frank Act, Basel III, or some other initiative could increase the minimum capital ratios applicable to CSB and its subsidiaries.
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
The FRB issued a policy statement that provides that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. At December 31, 2010, approximately $3.7 million of the total stockholders’ equity of the Bank was available for payment to CSB without the prior approval of the applicable regulatory authorities. See Note 12 of the “Notes to Consolidated Financial Statements located on page 48 of CSB’s 2010 Annual Report.
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
Corporate Governance
The Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law on July 30, 2002. SOX contains important requirements for public companies with regard to financial disclosure and corporate governance. In accordance with section 302(a) of SOX, written certifications by CSB’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that CSB’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or fail to state a material fact. CSB has also implemented a program designed to comply with Section 404 of SOX, which includes identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity-level controls, and testing of the operating effectiveness of key controls. On July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law. The Act provided a permanent exemption for smaller companies which have a public float of less than $75 million, to the Sarbanes-Oxley attestation requirement by the external accountants on internal controls. CSB is exempt from the requirement for external accountant attestation on internal controls. Management’s assessment of internal controls over financial reporting, on page 22 of the CSB 2010 Annual Report, is incorporated by reference. Other provisions of the Dodd-Frank Act may apply to CSB as various affected Agencies issue new regulations.
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
Federal Deposit Insurance Corporation (FDIC)
In 2008, EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. In October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program (TLGP) to guarantee certain debt issued by FDIC-insured institution through October 31, 2009. Under one component of this program, the Transaction Account Guaranty Program (TAGP), the FDIC temporarily provided unlimited coverage for noninterest bearing transaction deposit accounts through December 31, 2010. The $250,000 deposit insurance coverage limit was scheduled to return to $100,000 on January 1, 2010, but was permanently extended by congressional action.

Various changes under the Dodd-Frank Act require the FDIC to change how deposit insurance premiums are calculated. The assessment base is expanded to include all liabilities (i.e. all assets minus tangible equity) rather than deposits only. These changes are expected to be more advantageous to community banks that are not as highly dependent upon borrowings to fund their operations, as compared to larger banks.
Dodd-Frank Act
In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial service industry within the United States, establishes the new federal Consumer Finance Protection Bureau (“CFPB”) and requires the bureau and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact our business. Compliance with these new laws and regulations may result in additional costs which could be significant and may have a material and adverse effect on our results of operations.
Statistical Disclosure
The statistical disclosure relating to CSB and its subsidiaries required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in the section of CSB’s 2010 Annual Report captioned “FINANCIAL REVIEW,” on pages 8 through 22, and in Note 1 of the Notes to Consolidated Financial Statements located on pages 34 through 36 of CSB’s 2010 Annual Report, Note 2 of the Notes to Consolidated Financial Statements located on pages 37 through 41 of CSB’s 2010 Annual Report. This statistical disclosure is incorporated herein by reference.
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
•	Credit risk and Allowance for Loan Losses

•	Changes in interest rates

•	Regulatory and Legislative initiatives

•	New developments in the banking industry

•	Thinly traded stock

•	Inability to pay dividends

•	Unauthorized disclosure of sensitive customer information

•	Lending concentration risks

•	Future Capital may not be available when needed at acceptable terms

•	Unauthorized disclosure of sensitive customer information
Credit Risk and Allowance for Loan Losses
Credit Risk is the risk of losing principal and interest income because borrowers fail to repay loans. Our earnings may be negatively impacted if we fail to manage credit risk, as the origination of loans is an integral part of our business. Factors which may affect the ability of borrowers to repay loans would include a slowing of the local economy that we operate in, a downturn in one or more business sectors in which our customers operate or a rapid increase in interest rates. All of our loan portfolios, particularly commercial real estate loans, may continue to be affected by the sustained economic weakness of our northcentral Ohio market and the impact of higher unemployment rates. There has been a slowdown in the housing market across our footprint, reflecting declining prices and excess inventories of houses to be sold. Further declines in home values and the reduced levels of home sales in our market may continue to have a negative effect on our financial condition and results of operation. Weakness in our market area could result from a decline in tourism resulting in the value of collateral securing our loans declining while borrowers may not be able to repay their loans.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.
Changes in interest rates
CSB’s earnings and financial condition are substantially dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Market interest rates are largely beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in interest rates will influence the origination of loans, the purchase of investments and the level of prepayments on our loans and the receipt of payments on our mortgage-backed securities resulting in fluctuations of income and cash flow. Changes in interest rates also can affect the value of loans, securities, mortgage servicing rights and assets under management. Although fluctuations in market interest rates are neither completely predictable nor controllable, our Asset Liability Committee (ALCO) meets periodically to monitor our interest rate sensitivity position and oversee our financial risk management by establishing policies and operating limits. If short-term interest rates remain at their historically low levels for a prolonged period of time our interest-earning assets would continue to reprice downward while our interest-bearing liability rates, especially customer deposit rates, could remain at current levels.
Regulatory and Legislative initiatives
The Company and its wholly owned subsidiary The Commercial and Savings Bank are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act, signed into law during July 2010, will impact our business with increased compliance costs and decreased sources of revenue. Changes to these laws could affect the Company’s ability to deliver or expand its services and diminish the value of its business. There is a potential for new federal and state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. CSB may also be subject to additional regulation under the newly-established Bureau of Consumer Financial Protection (“BCFP”) which was given broad authority to implement new consumer protection regulations which may be enforceable by banking agencies, the BCFP, and the state attorneys general. These and other provisions of the Dodd-Frank Act may place large additional costs on CSB, impede its growth opportunities and place it at a competitive disadvantage. In addition, effective July 2011 the Dodd-Frank Act eliminates the federal prohibition on payment of interest on commercial demand deposit accounts. Depending on competitive responses, this change to a long-standing federal law could have a material adverse effect on CSB. We have been required to pay higher FDIC premiums because financial institution failures have reduced and may continue to reduce the deposit insurance fund and its ratio of reserves to insured deposits. On December 31, 2009 the Company prepaid three years of FDIC premiums, which approximated $1.5 million.
New developments in the banking industry
CSB will need to adjust to competition in both originating loans and attracting deposits. Competition in the financial services industry is intense as we compete with securities dealers, finance and insurance companies, mortgage brokers and investment advisors. As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer. Our ability to obtain our financial objectives will depend on our ability to deliver or expand product delivery systems and changes in technology required by our customers. At the end of 2010, there were numerous legislative proposals that if enacted would have significant impact on the banking industry. We will monitor all legislative developments and assess their potential impact on our business.

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
Lending concentration risks
As of December 31, 2010, approximately 58% of CSB’s loan portfolio consisted of commercial loans. Commercial loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business. These loans are more likely to be adversely affected by weak conditions in the economy. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and consumer loans, indicating higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and a reduction in interest income. An increase in nonperforming loans could result in an increase in the provision for loans losses and an increase in loan charge-offs, both of which could have a material adverse effect on CSB’s financial condition and results of operations.
The Company may need to raise capital in the future, but capital may not be available when needed or at acceptable terms.
Federal and state banking regulators require CSB and its banking subsidiary, The Commercial & Savings Bank, to maintain adequate levels of capital to support its operations. In addition, in the future CSB may need to raise additional capital to support its business or to finance acquisitions, if any, or CSB may otherwise elect to raise additional capital in anticipation of future growth opportunities. Many financial institutions have sought to raise considerable amounts of capital over the last two years in response to deterioration in their results of operations and financial condition. Such overall market demand for capital may diminish CSB’s ability to raise additional capital if and when it is needed.
CSB’s ability to raise additional capital for parent company or the banking subsidiary needs will depend on conditions at that time in the capital markets, overall economic conditions, CSB’s financial performance and condition, and other factors, many of which are outside our control. There is no assurance that, if needed, CSB will be able to raise additional capital on favorable terms or at all. An inability to raise additional capital may have a material adverse effect on our ability to expand operations, and on our financial condition, results of operations and future prospects.
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

Statistical Disclosures
The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission’s Industry Guide 3, or a specific reference as to the location of required disclosures in the Company’s 2010 Annual Report to Shareholders (the “Annual Report”).
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
II. Investment Portfolio
A. The following is a schedule of the carrying value of securities at December 31, 2010, 2009 and 2008.

	(Dollars in thousands)
	2010	2009	2008

Securities available-for-sale, at fair value
U.S. Treasury securities	$100	$100	$100
U.S. Government corporations and agencies	19,711	14,033	12,541
Mortgage-backed securities	42,351	51,358	56,899
Obligations of states and political subdivisions	11,994	9,614	7,040
Equity securities	56	53	76
Corporate bonds	992	—	—

Total	$75,204	$75,158	$76,656

B. The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2010:

	(Dollars in thousands)
	Maturing
			After One Year
			Through Five		After Five Years
	One Year or Less		Years		Through Ten Years		After Ten Years		Total

	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Available for sale:
U.S. Treasury	$100	0.28%	—	—	—	—	—	—	$100	0.28%
U.S. Government corporations and agencies	9,018	1.93	$10,992	2.49%	—	—	—	—	20,010	2.24
Mortgage-backed securities	3,046	4.08	31,035	4.02	$6,133	2.84%	$790	2.54%	41,004	3.82
Obligations of states and political subdivisions	2,052	2.78	4,686	3.38	4,713	4.01	248	4.10	11,699	3.54
Corporate bonds	—	—	500	3.50	500	4.10	—	—	1,000	3.80

Total	$14,216	2.50%	$47,213	3.59%	$11,346	3.38%	$1,038	2.91%	$73,813	3.34%

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

III. Loan Portfolio
A.	Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31:

(Dollars in thousands)	2010	2009	2008	2007	2006

Commercial	$78,540	$69,351	$61,859	$46,000	$55,513
Commercial real estate	104,829	107,794	109,284	97,985	72,707
Residential real estate	108,832	114,882	125,149	92,085	85,933
Construction	16,515	13,761	11,239	11,701	7,735
Installment and credit card	6,715	7,464	8,677	8,862	10,510

Total loans	$315,431	$313,252	$316,208	$256,633	$232,398

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates — The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding real estate mortgage and installment loans, as of December 31, 2010:

	Maturing
	One Year	One Through	After Five
(Dollars in thousands)	or Less	Five Years	Years	Total

Commercial	$40,294	$16,440	$21,806	$78,540
Commercial real estate	5,866	7,961	91,002	104,829
Construction	9,764	1,578	5,173	16,515

Total	$55,924	$25,979	$117,981	$199,884

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and real estate construction loans due after one year from December 31, 2010.

(Dollars in thousands)	Fixed Rate	Variable Rate

Total commercial, commercial real estate and construction loans due after one year	$21,756	$122,204
C. Risk Elements
1. Nonaccrual, Past Due and Restructured Loans — The following schedule summarizes nonaccrual, past due and restructured loans.

(Dollars in thousands)	2010	2009	2008	2007	2006

(a) Loans accounted for on a nonaccrual basis	$3,905	$3,786	$2,227	$427	$1,509
(b) Accruing loans that are contractually past due 90 days or more as to interest or principal payments	685	355	416	144	—

Totals	$4,590	$4,141	$2,643	$571	$1,509

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

Impaired Loans — Information regarding impaired loans at December 31 is as follows:

(Dollars in thousands)	2010	2009	2008

Loans accounted for under ASC Topic 310	$440	$874	$816
Balance of impaired loans	1,806	1,205	1,589
Less portion for which no allowance for loan loss is allocated	458	181	20
Portion of impaired loan balance for which an allowance for loan losses is allocated	1,788	1,898	2,385
Portion of allowance for loan losses allocated to the impaired loan balance at December 31	330	343	335
For the year ended December 31, 2010, interest income recognized on impaired loans amounted to $2 thousand, while $175 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2009, interest income recognized on impaired loans amounted to $17 thousand, while $114 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2008, interest income recognized on impaired loans amounted to $8 thousand while $33 thousand would have been recognized had the loans been performing under their contractual terms.
Impaired loans are comprised of commercial and commercial real estate loans, and are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans.
Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first-mortgage loans secured by one- to four-family residences, residential construction loans, automobile loans, home equity loans and second-mortgage loans less than $100 thousand. Such loans are included in nonaccrual and past due disclosures in (a) and (b) above, but not in the impaired loan totals. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.
2. Potential Problem Loans — At December 31, 2010, no loans were identified that management has serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in item III.C.1. On a monthly basis, the Company internally classifies certain loans based on various factors. At December 31, 2010, these amounts, including impaired and nonperforming loans, amounted to $18.4 million of substandard loans and $0 doubtful loans.
3. Foreign Outstandings — There were no foreign outstandings during any period presented.
4. Loan Concentrations — As of December 31, 2010, there are no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A above.
D. Other Interest-Bearing Assets — As of December 31, 2010, there are no other interest-bearing assets required to be disclosed under Item III.C.1 or 2 if such assets were loans.

IV. Summary Of Loan Loss Experience
A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(Dollars in thousands)	2010	2009	2008	2007	2006

LOANS
Average loans outstanding during period	$313,549	$317,254	$262,933	$241,979	$225,445

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$4,060	$3,394	$2,586	$2,607	$2,445
Loans charged-off:
Commercial	(622)	(320)	(55)	(146)	(9)
Commercial real estate	(187)	(254)	(10)	(333)	(123)
Residential real estate	(488)	(177)	(19)	(34)	(74)
Consumer	(92)	(134)	(70)	(100)	(104)

Total loans charged-off	(1,389)	(885)	(154)	(613)	(310)

Recoveries of loans previously charged-off:
Commercial	94	55	6	43	20
Commercial real estate	0	86	4	0	80
Residential real estate	0	0	10	9	3
Consumer	31	73	151	68	67

Total loan recoveries	125	214	171	120	170

Net loans (charged-off) recovered	(1,264)	(671)	17	(493)	(140)
Provision charged to operating expense	1,235	1,337	333	472	302
Addition from acquisition	—	—	458	—	—

Balance at end of period	$4,031	$4,060	$3,394	$2,586	$2,607

Ratio of net charge-offs (recoveries) to average loans outstanding for period	0.40%	0.21%	(0.01)%	0.20%	0.06%
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

	Allocation of the Allowance for Loan Losses
	(Dollars in thousands)
		Percentage of		Percentage of		Percentage of		Percentage of
		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Percentage of Loans
	Allowance	Category to	Allowance	Category to		Category to	Allowance	Category to		in Each Category to
	Amount	Total Loans	Amount	Total Loans	Allowance Amount	Total Loans	Amount	Total Loans	Allowance Amount	Total Loans
	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2008		December 31, 2007

Commercial	$1,179	24.90%	$1,031	22.14%	$716	19.56%	$454	17.93%	$967	23.89%
Commercial real estate	1,183	33.23	1,338	34.41	1,058	34.56	1,012	38.18	1,041	31.28
Residential real estate	1,057	34.50	1,140	36.68	1,244	39.58	666	35.88	379	36.98
Construction	213	5.24	246	4.39	111	3.56	104	4.56	22	3.33
Installment and credit card	80	2.13	77	2.38	94	2.74	96	3.45	32	4.52
Unallocated	319		228		171		254		166

Total	$4,031	100.00%	$4,060	100.00%	$3,394	100.00%	$2,586	100.00%	$2,607	100.00%

V. Deposits
A. & B. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average			Average
	Amounts Outstanding			Rate Paid
	Year ended December 31			Year ended December 31
(Dollars in thousands)	2010	2009	2008	2010	2009	2008

Noninterest-bearing demand	$58,601	$46,388	$42,598	N/A	N/A	N/A
Interest-bearing demand deposits	51,990	46,107	45,166	0.08%	0.10%	0.29%
Savings deposits	73,694	58,672	45,591	0.34	0.42	0.82
Time deposits	149,788	153,735	124,123	2.15	2.61	3.49

Total deposits	$334,073	$304,902	$257,478

D. The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2010:

(Dollars in thousands)
Three months or less	$9,211
Over three through six months	5,681
Over six through twelve months	10,495
Over twelve months	25,901

Total	$51,288

VI. Return On Equity and Assets

	2010	2009	2008

Return on average assets	0.78%	0.79%	0.99%
Return on average shareholders’ equity	7.43	7.51	9.23
Dividend payout ratio	56.32	58.06	50.99
Average shareholders’ equity to average assets	10.56	10.57	10.71

VII. Short-Term Borrowings
Short-term borrowings consist of securities sold under agreements to repurchase, short-term advances through Federal Home Loan Bank and federal funds purchased. Securities sold under agreements to repurchase generally mature one (1) day from the transaction date. Federal funds purchased generally have overnight terms. Information concerning short-term borrowings is summarized as follows:

(Dollars in thousands)	2010	2009	2008

Securities sold under agreements to repurchase, federal funds purchased and short-term advances at period-end	$32,018	$28,764	$22,892
Weighted average interest rate at period-end	0.55%	0.76%	1.52%
Maximum outstanding at any month-end during the year	33,629	30,164	28,826
Average amount outstanding	29,700	25,444	25,761
Weighted average rates during the year	0.68%	1.06%	2.23%
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
No matter was submitted to a vote of security holders during the fourth quarter of 2010.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Information contained in the section captioned “Common Stock and Shareholder Information” on page 21 of the Annual Report is incorporated herein by reference.
Equity Compensation Plan Information

Number of shares
	Number of shares of		remaining available for
	common stock to be	Weighted-average	future issuance under
	issued	exercise	equity compensation
	upon exercise of	price of outstanding	plans
	outstanding options,	options, warrants, and	(excluding securities
	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	39,945	$17.48	159,555
Equity compensation plans not approved by stockholders	—	—	—

Total	39,945	$17.48	159,555

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of
			Shares	Shares that
			Purchased as Part of	May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased
Period	Shares Purchased	Paid Per Share	Plans	Under the Plan

October 1, 2010 to October 31, 2010	—	—	—	41,471
November 1, 2010 to November 30, 2010	—	—	—	41,471
December 1, 2010 to December 31, 2010	—	—	—	41,471
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

PERFORMANCE GRAPH
The following graph compares the yearly stock change and the cumulative total shareholder return on CSB’s Common Shares during the five-year period ended December 31, 2010, with the cumulative total return on the NASDAQ Bank Stock Index and the Standard and Poor’s 500 Stock Index. The comparison assumes $100 was invested on December 31, 2005 in CSB’s Common Shares and in each of the indicated indices and assumes reinvestment of dividends.

	2005	2006	2007	2008	2009	2010

CSBB	$100.00	$93.44	$90.94	$80.47	$85.79	$91.75
S & P 500	100.00	113.62	117.63	72.36	89.33	100.75
NASDAQ Bank	100.00	111.01	86.51	65.81	53.63	60.01
ITEM 6. SELECTED FINANCIAL DATA.
Information contained in the section captioned “Selected Financial Data” on page 9 of the Annual Report is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Information contained in the section captioned “2010 Financial Review” on pages 8 through 22 of the Annual Report is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Information contained in the section captioned “ Quantitative and Qualitative Disclosures About Market Risk” on pages 18-19 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Information contained in the consolidated financial statements and related notes and the Report of Independent Registered Public Accounting Firm thereon, on pages 23 through 53 of the Annual Report is incorporated herein by reference.
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
Management’s Report on Internal Control Over Financial Reporting
Management’s Assessment of Internal Control Over Financial Reporting is contained in the consolidated financial statements and related notes on page 22 of the Annual Report and is incorporated herein by reference. This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this filing.
Changes In Internal Control Over Financial Reporting
There have been no significant changes during the quarter ended December 31, 2010, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.
ITEM 9B. OTHER INFORMATION.
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information contained in the section captioned “ELECTION OF DIRECTORS” on pages 6 and 7; “INCUMBENT DIRECTORS WHO ARE NOT NOMINEES FOR ELECTION” pages 7 and 8; “EXECUTIVE OFFICERS” page 9; “MEMBERSHIP AND MEETINGS OF THE BOARD AND ITS COMMITTEES” page 10; “COMMITTEES OF THE BOARD OF DIRECTORS” on pages 11 and 12; of the Company’s proxy statement for the Company’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about March 23, 2011 (the “Proxy Statement”) and information contained in the section captioned “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” on page 6 of the Proxy Statement is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION.
Information contained in the section captioned “COMPENSATION DISCUSSION AND ANALYSIS” on pages 13 through 17 of the Proxy Statement, the section captioned “EXECUTIVE COMPENSATION AND OTHER INFORMATION” on pages 17 and 18 of the Proxy Statement, the section captioned "EMPLOYMENT CONTRACTS AND OTHER ARRANGEMENTS” on pages 21 and 22 of the Proxy Statement, and the section captioned “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL” on page 20 of the Proxy Statement, is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information contained in the section captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” on pages 4 and 5 of the Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information contained in the section captioned “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” on page 25 of the Proxy Statement is incorporated herein by reference. There were no relationships where transactions exceeded $120,000 for the year ended December 31, 2010.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information contained in the section captioned “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES” on page 24 of the Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Financial Statements
The consolidated financial statements (and report thereon) listed below are incorporated by reference from CSB Bancorp, Inc.’s 2010 Annual Report as noted:
•	Report of Independent Registered Public Accounting Firm (S.R. Snodgrass) — pg. 23.

•	Consolidated Balance Sheets at December 31, 2010 and 2009 — pg. 24.

•	Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008 — pg. 25.

•	Consolidated Statements of Shareholders’ Equity — pg. 26.

•	Consolidated Statements of Cash flows for the years ended December 31, 2010, 2009 and 2008 — pgs. 27-28.

•	Notes to Consolidated Financial Statements — pgs. 34-53.
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
(a)(3) Exhibits
The documents listed below are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-k by reference as noted:

Exhibit Number	Description of Document
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a for the Fiscal Year ended December 31, 2008).

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

13	CSB Bancorp, Inc. 2010 Annual Report to Shareholders

21	Subsidiaries of CSB Bancorp, Inc.

23.1	Consent of S.R. Snodgrass, A.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
/s/ Eddie L. Steiner
Date: March 23, 2011	Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2011.

Signatures	Title

/s/ Eddie L. Steiner	President and Chief Executive Officer

Eddie L. Steiner

/s/ Paula J. Meiler	Senior Vice President and Chief Financial Officer

Paula J. Meiler

/s/ Pamela S. Basinger	Vice President and Principal Accounting Officer

Pamela S. Basinger

/s/ Robert K. Baker	Director

Robert K. Baker

/s/ Ronald E. Holtman	Director

Ronald E. Holtman

/s/ J. Thomas Lang	Director

J. Thomas Lang

/s/ Daniel J. Miller	Director

Daniel J. Miller

/s/ Jeffery A. Robb, Sr.	Director

Jeffery A. Robb, Sr.

/s/ John R. Waltman	Director

John R. Waltman

INDEX TO EXHIBITS

Exhibit		Sequential
Number	Description of Document	Page
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB)	N/A

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K).	N/A

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a for the Fiscal Year ended December 31, 2008).	N/A

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A

13	CSB Bancorp, Inc. 2010 Annual Report to Shareholders	N/A

21	Subsidiaries of CSB Bancorp, Inc.	N/A

23.1	Consent of S.R. Snodgrass, A.C.	N/A

31.1	Section 302 Certification of Chief Executive Officer	N/A

31.2	Section 302 Certification of Chief Financial Officer	N/A

32.1	Section 906 Certification of Chief Executive Officer	N/A

32.2	Section 906 Certification of Chief Financial Officer	N/A