Form 10-Q
period 2011-03-31
CSB BANCORP INC /OH
filed 2011-05-13
CIK 880417

CSB BANCORP, INC.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at May 13, 2011 :
2,734,799 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED March 31, 2011

CSB BANCORP, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2011	2010
ASSETS
Cash and cash equivalents
Cash and due from banks	$9,792	$9,798
Interest-earning deposits in other banks	11,898	38,497
Federal funds sold	310	65

Total cash and cash equivalents	22,000	48,360

Securities
Available-for-sale, at fair value	83,085	75,204
Restricted stock, at cost	5,463	5,463

Total securities	88,548	80,667

Loans held for sale	20	—
Loans	322,017	315,647
Less allowance for loan losses	4,028	4,031

Net loans	317,989	311,616

Premises and equipment, net	7,754	7,878
Core deposit intangible	391	406
Goodwill	1,725	1,725
Bank-owned life insurance	2,987	2,961
Accrued interest receivable and other assets	3,947	3,443

TOTAL ASSETS	$445,361	$457,056

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$60,325	$69,151
Interest-bearing	287,884	284,340

Total deposits	348,209	353,491

Short-term borrowings	28,382	32,018
Other borrowings	19,707	22,909
Accrued interest payable and other liabilities	1,606	1,484

Total liabilities	397,904	409,902

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,734,799 shares in 2011 and 2010	18,629	18,629
Additional paid-in capital	9,994	9,994
Retained earnings	23,077	22,673
Treasury stock at cost — 245,803 shares in 2011 and 2010	(5,015)	(5,015)
Accumulated other comprehensive income	772	873

Total shareholders’ equity	47,457	47,154

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$445,361	$457,056

See notes to unaudited consolidated financial statements.

3.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2011	2010
INTEREST AND DIVIDEND INCOME
Loans, including fees	$4,236	$4,302
Taxable securities	595	751
Nontaxable securities	98	84
Other	17	19

Total interest and dividend income	4,946	5,156

INTEREST EXPENSE
Deposits	786	876
Other borrowings	226	399

Total interest expense	1,012	1,275

NET INTEREST INCOME	3,934	3,881

PROVISION FOR LOAN LOSSES	280	519

Net interest income, after provision for loan losses	3,654	3,362

NONINTEREST INCOME
Service charges on deposit accounts	245	269
Trust services	160	142
Debit card interchange fees	138	108
Gain on sale of loans, net	70	46
Other	148	166

Total noninterest income	761	731

NONINTEREST EXPENSES
Salaries and employee benefits	1,763	1,604
Occupancy expense	219	220
Equipment expense	120	126
Professional fees	159	154
Franchise tax expense	135	135
Software expense	91	95
Marketing and public relations	59	71
Amortization of intangible assets	15	16
Other expenses	559	620

Total noninterest expenses	3,120	3,041

Income before income taxes	1,295	1,052
FEDERAL INCOME TAX PROVISION	399	315

NET INCOME	$896	$737

Basic and diluted net income per share	$0.33	$0.27

See notes to unaudited consolidated financial statements.

4.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2011	2010
Balance at beginning of period	$47,154	$45,822
Comprehensive income:
Net income	896	737
Change in net unrealized gain (loss), net of reclassification adjustments and related income taxes of ($52) and $54, respectively	(101)	104

Total comprehensive income	795	841

Cash dividends declared ($0.18 per share in 2011 and 2010)	(492)	(492)

Balance at end of period	$47,457	$46,171

See notes to unaudited consolidated financial statements.

5.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2011	2010
NET CASH FROM OPERATING ACTIVITIES	$1,041	$(113)

CASH FLOWS FROM INVESTING ACTIVITES
Securities available-for-sale:
Proceeds from maturities and repayments	4,240	13,560
Purchases	(12,344)	(6,551)
Loan originations, net of repayments	(6,679)	2,044
Proceeds from sale of other real estate	8	215
Property, equipment, and software acquisitions	(517)	(7)

Net cash provided by (used in) investing activities	(15,292)	9,261

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(5,271)	(3,256)
Net change in short-term borrowings	(3,636)	857
Repayments of other borrowings	(3,202)	(12,728)

Net cash provided by used in financing activities	(12,109)	(15,127)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,360)	(5,979)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,360	42,661

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,000	$36,682

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,042	$1,403
Income taxes	50	250
Noncash investing activities:
Transfer of loans to other real estate owned	—	301
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
The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2011, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2010, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the periods ended March 31, 2011 are not necessarily indicative of the operating results for the full year or any future interim period.
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

7.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In December, 2010, the FASB issued ASU 2010- 28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities. This ASU is not expected to have a significant impact on the Company’s financial statements.
In December 2010, the FASB issued ASU 2010- 29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.
In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. This ASU is not expected to have a significant impact on the Company’s financial statements.

8.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES
Securities consist of the following at March 31, 2011 and December 31, 2010:

		Gross	Gross
	Amortized	unrealized	unrealized
(Dollars in thousands)	cost	gains	losses	Fair value
March 31, 2011
Available-for-sale:
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. Government corporations and agencies	25,992	15	299	25,708
Mortgage-backed securites in government sponsored entities	42,323	1,270	120	43,473
Obligations of states and political subdivisions	12,431	352	35	12,748
Corporate bonds	1,000	—	2	998

Total debt securities	81,846	1,637	456	83,027
Equity securities in financial institutions	69	3	14	58

Total available-for-sale	81,915	1,640	470	83,085
Restricted stock	5,463	—	—	5,463

Total securities	$87,378	$1,640	$470	$88,548

December 31, 2010
Available-for-sale:
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. Government corporations and agencies	20,009	8	306	19,711
Mortgage-backed securites in government sponsored entities	41,005	1,374	28	42,351
Obligations of states and political subdivisions	11,699	341	46	11,994
Corporate bonds	1,000	—	8	992

Total debt securities	73,813	1,723	388	75,148
Equity securities in financial institutions	69	3	16	56

Total available-for-sale	73,882	1,726	404	75,204
Restricted stock	5,463	—	—	5,463

Total securities	$79,345	$1,726	$404	$80,667

9.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES (CONTINUED)
The amortized cost and fair value of debt securities at March 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Due in one year or less	$1,978	$1,988
Due after one through five years	7,487	7,633
Due after five through ten years	19,908	20,163
Due after ten years	52,473	53,243

Total debt securities available-for-sale	$81,846	$83,027

Realized Gains and Losses
There were no sales of available-for-sale securities for the three month periods ending March 31, 2011 or 2010. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined by the specific identification method.
At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities and it does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other -than-temporarily impaired at March 31, 2011 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

10.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES (CONTINUED)
The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
(Dollars in thousands)	losses	value	losses	value	losses	value
March 31, 2011
Obligations of U.S. Corporations and agencies	$299	$13,692	$—	$—	$299	$13,692
Mortgage-backed securities in government sponsored entities	111	7,945	9	394	120	8,339
Obligations of state & political subdivisions	35	2,569	—	—	35	2,569
Corporate bonds	2	498	—	—	2	498

Total debt securities	447	24,704	9	394	456	25,098
Equity securities in financial institutions	—	—	14	40	14	40

Total temporarily impaired securities	$447	$24,704	$23	$434	$470	$25,138

December 31, 2010
Obligations of U.S. Corporations and agencies	$306	$12,686	$—	$—	$306	$12,686
Mortgage-backed securities in government sponsored entities	14	4,032	14	493	28	4,525
Obligations of state & political subdivisions	46	2,561	—	—	46	2,561
Corporate bonds	8	492	—	—	8	492

Total debt securities	374	19,771	14	493	388	20,264
Equity securities in financial institutions	—	—	16	38	16	38

Total temporarily impaired securities	$374	$19,771	$30	$531	$404	$20,302

There were twenty-three (23) securities in an unrealized loss position at March 31, 2011, three (3) of which were in a continuous loss position for twelve months or more. There were twenty-two (22) securities in an unrealized loss position at December 31, 2010, one (1) of which was in a continuous loss position for twelve months or more.

11.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS
The Company grants commercial, commercial real estate, residential and consumer loans primarily to customers in Holmes, Tuscarawas, Wayne, Stark and contiguous counties in north central Ohio.
Loans consist of the following:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Commercial	$85,778	$78,540
Commercial real estate	105,839	104,829
Residential real estate	107,053	108,832
Consumer	6,850	6,715
Construction & Land Development	16,297	16,515

Total loans before deferred costs	321,817	315,431
Deferred loan costs	200	216

Total Loans	$322,017	$315,647

Loan Origination/Risk Management
The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. The Company’s management examines current and occasionally projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate the personal guarantees of business owners; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type.
This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non- owner occupied loans. At March 31, 2011 approximately 87% of the outstanding principal balances of the Company’s commercial real estate loans were secured by owner-occupied properties.

12.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS (CONTINUED)
With respect to loans to developers and builders that are secured by non-owner occupied properties, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources or repayment for these types of loans may be pre-committed permanent loans from the Company or other approved long- term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
The Company originates consumer loans utilizing a judgmental underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by lenders and loan support personnel. This activity, coupled with relatively small loan amounts spread across many individual borrowers, minimizes risk.
The Company utilizes an independent loan review vendor that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the Audit Committee of the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.
Concentrations of Credit
Nearly all of the Company’s lending activity occurs within the State of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of owner occupied commercial real estate and commercial loans. As of March 31, 2011 and December 31, 2010, there were no concentrations of loans related to any single industry in excess of 8.4% and 6.2% respectively, of total loans.
The following table represents a summary of the activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010

Beginning balance	$4,031	$4,060
Provision for loan losses	280	519
Loans charged-off	(316)	(289)
Recoveries	33	66

Ending balance	$4,028	$4,356

13.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS (CONTINUED)
The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

					Construction
		Commercial	Residential		& Land
(Dollars in thousands)	Commercial	Real Estate	Real Estate	Consumer	Development	Unallocated	Total

March 31, 2011
Beginning balance	$1,179	$1,183	$1,057	$80	$213	$319	$4,031
Provision for possible loan losses	11	330	69	33	(55)	(108)	280
Charge-offs	(204)	—	(68)	(44)	—	—	(316)
Recoveries	10	—	9	14	—	—	33

Net charge-offs	(194)	—	(59)	(30)	—	—	(283)

Ending balance	$996	$1,513	$1,067	$83	$158	$211	$4,028

14.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS (CONTINUED)
The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010:

					Construction
		Commercial	Residential		& Land
(Dollars in thousands)	Commercial	Real Estate	Real Estate	Consumer	Development	Unallocated	Total

March 31, 2011
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$102	$462	$—	$—	$—	$—	$564
Collectively evaluated for impairment	894	1,051	1,067	83	158	211	3,464
Acquired with deteriorated credit quality	—	—	—	—	—	—	—

Total ending allowance balance	$996	$1,513	$1,067	$83	$158	$211	$4,028

Loans:
Loans indvidually evaluated for impairment	$450	$3,187	$48	$—	$—	$—	$3,685
Loans collectively evaluated for impairment	85,328	102,652	107,005	6,850	15,907	—	317,742
Loans acquired with deteriorated credit quality	—	—	—	—	390	—	390

Total ending loans balance	$85,778	$105,839	$107,053	$6,850	$16,297	$—	$321,817

December 31, 2010
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$106	$132	$—	$—	$—	$—	$238
Collectively evaluated for impairment	1,073	1,051	1,057	80	121	319	3,701
Acquired with deteriorated credit quality	—	—	—	—	92	—	92

Total ending allowance balance	$1,179	$1,183	$1,057	$80	$213	$319	$4,031

Loans:
Loans indvidually evaluated for impairment	$621	$886	$299	$—	$—	$—	$1,806
Loans collectively evaluated for impairment	77,919	103,943	108,533	6,715	16,075	—	313,185
Loans acquired with deteriorated credit quality	—	—	—	—	440	—	440

Total ending loans balance	$78,540	$104,829	$108,832	$6,715	$16,515	$—	$315,431

15.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS (CONTINUED)
The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	with no	with	Recorded	Related	Recorded
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment

March 31, 2011
Commercial	$553	$186	$264	$450	$101	$502
Commercial real estate	3,759	602	2,585	3,187	463	3,262
Residential real estate	65	48	—	48	—	48
Construction & land development	638	390	—	390	—	415

Total impaired loans	$5,015	$1,226	$2,849	$4,075	$564	$4,227

December 31, 2010
Commercial	$644	$51	$571	$622	$106	$571
Commercial real estate	1,047	109	777	886	132	1,631
Residential real estate	590	298	—	298	—	97
Construction & land development	683	—	440	440	92	483

Total impaired loans	$2,964	$458	$1,788	$2,246	$330	$2,782

The following table presents the aging of past due and nonaccrual loans as of March 31, 2011 and December 31, 2010 by class of loans:

					Total
		30 - 59	60 - 89		Past Due
		Days	Days	90 Days +	and	Non-	Total
(Dollars in thousands)	Current	Past Due	Past Due	Past Due	Accruing	Accrual	Loans

March 31, 2011
Commercial	$85,521	$118	$19	$100	$237	$20	$85,778
Commercial real estate	103,658	136	401	27	564	1,617	105,839
Residential real estate	103,943	779	582	242	1,603	1,507	107,053
Consumer	6,788	39	23	—	62	—	6,850
Construction & land development	15,894	3	—	—	3	400	16,297

Total Loans	$315,804	$1,075	$1,025	$369	$2,469	$3,544	$321,817

December 31, 2010
Commercial	$78,235	$63	$160	$58	$281	$24	$78,540
Commercial real estate	100,914	2,156	114	26	2,296	1,619	104,829
Residential real estate	105,593	574	253	601	1,428	1,811	108,832
Consumer	6,580	69	66	—	135	—	6,715
Construction & land development	16,061	3	—	—	3	451	16,515

Total Loans	$307,383	$2,865	$593	$685	$4,143	$3,905	$315,431

16.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS (CONTINUED)
Troubled Debt Restructurings
The Company has troubled debt restructurings of $4.5 million as of March 31, 2011, and $4.1 million as of December 31, 2010, with $328 thousand and $22 thousand of specific reserves allocated as of March 31, 2011 and December 31, 2010 respectively to customers whose loan terms have been modified in troubled debt restructurings.
Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial loans individually by classifying the loans as to credit risk. This analysis includes commercial loans with an outstanding balance greater than $275 thousand and is performed on an annual basis.
The Company uses the following definitions for risk ratings:
Pass. Loans classified as pass (Acceptable, Low Acceptable or Pass Watch) may exhibit a wide array of characteristics but at minimum represent an acceptable risk to the bank. Borrowers in this rating may have leveraged but acceptable balance sheet positions, satisfactory asset quality, and stable to favorable sales and earnings trends, acceptable liquidity and adequate cash flow. Loans are considered fully collectible and require an average amount of administration. While generally adhering to credit policy, these loans may exhibit occasional exceptions that do not result in undue risk to the Bank. Borrowers are generally capable of absorbing setbacks, financial and otherwise, without the threat of failure.
Special Mention. Loans classified as special mention have material weaknesses that deserve management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the loan at some future date.
Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Loans that do not meet the criteria for special mention, substandard or doubtful classification, when analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

17.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS (CONTINUED)

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total

March 31, 2011
Commercial	$73,887	$1,787	$9,403	$—	$701	$85,778
Commercial real estate	87,313	7,834	8,253	—	2,439	105,839
Residential real estate	1,377	—	358	—	105,318	107,053
Consumer	—	—	1	—	6,849	6,850
Construction & land development	10,921	3,052	954	—	1,370	16,297

Total	$173,498	$12,673	$18,969	$—	$116,677	$321,817

December 31, 2010
Commercial	$65,371	$3,843	$9,252	$—	$74	$78,540
Commercial real estate	78,191	9,982	8,188	—	8,468	104,829
Residential real estate	1,153	—	365	—	107,314	108,832
Consumer	—	—	2	—	6,713	6,715
Construction & land development	11,626	2,905	591	—	1,393	16,515

Total	$156,341	$16,730	$18,398	$—	$123,962	$315,431

Loans listed as not rated are either less than $275 thousand or are included in groups of homogeneous loans. The following table presents loans that are not rated by class of loans as of March 31, 2011 and December 31, 2010. Non-performing loans include loans past due 90 days and greater and loans on nonaccrual of interest.

(Dollars in thousands)	Performing	Non-Performing	Total

March 31, 2011
Commercial	$701	$—	$701
Commercial real estate	2,439	—	2,439
Residential real estate	103,568	1,750	105,318
Consumer	6,849	—	6,849
Construction & land development	1,360	10	1,370

Total	$114,917	$1,760	$116,677

December 31, 2010
Commercial	$74	$—	$74
Commercial real estate	8,468	—	8,468
Residential real estate	105,201	2,133	107,334
Consumer	6,713	—	6,713
Construction & land development	1,383	10	1,393

Total	$121,839	$2,143	$123,982

Loans serviced for others approximated $50.6 million and $45.1 million at March 31, 2011 and December 31, 2010, respectively.
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

18.

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
The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2011 and December 31, 2010, by level within the fair value hierarchy. No liabilities are carried at fair value. As required by the accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government corporations and agencies, mortgage -backed securities and obligations of states and political subdivisions are valued at observable market data for similar assets.

(Dollars in thousands)	Level I	Level II	Level III	Total
	March 31, 2011
Assets:
Securities available-for-sale
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	—	25,708	—	25,708
Mortgage-backed securities in government sponsored entities	—	43,473	—	43,473
Obligations of states and political subdivisions	—	12,748	—	12,748
Corporate bonds	—	998	—	998

Total debt securities	100	82,927	—	83,027
Equity securities in financial institutions	58	—	—	58

Total available-for-sale securities	$158	$82,927	$—	$83,085

	December 31, 2010
Assets:
Securities available-for-sale
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	—	19,711	—	19,711
Mortgage-backed securities in government sponsored entities	—	42,351	—	42,351
Obligations of states and political subdivisions	—	11,994	—	11,994
Corporate bonds	—	992	—	992

Total debt securities	100	75,048	—	75,148
Equity securities in financial institutions	56	—	—	56

Total available-for-sale securities	$156	$75,048	$—	$75,204

19.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of March 31, 2011, and December 31, 2010, by level within the fair value hierarchy. Impaired loans and other real estate that are collateral dependent are written down to fair value through the establishment of specific reserves. Premises include a building currently used for storage that has been written down to appraised value. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions based on management’s best judgment that are significant inputs to the discounting calculations. As a result, these rights are measured at fair value on a nonrecurring basis and are classified within level III of the fair value hierarchy. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; observable inputs employed by certified appraisers for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

(Dollars in thousands)	Level I	Level II	Level III	Total
	March 31, 2011
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$3,511	$3,511
Other real estate owned	—	—	30	30
Premises	—	—	193	193
Mortgage servicing rights	—	—	164	164

	December 31, 2010
Impaired loans	$—	$—	$1,916	$1,916
Other real estate owned	—	—	36	36
Premises	—	—	200	200
Mortgage servicing rights	—	—	155	155
NOTE 5 — FAIR VALUES OF FINANCIAL INSTRUMENTS
The estimated fair values of recognized financial instruments as of March 31, 2011 and December 31, 2010 are as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	value	value	value	value
Financial assets:
Cash and cash equivalents	$22,000	$22,000	$48,360	$48,360
Securities	88,548	88,548	80,667	80,667
Loans, net	317,989	322,450	311,616	316,474
Accrued interest receivable	1,443	1,443	1,215	1,215
Financial liabilities:
Deposits	$348,209	$350,083	$353,491	$355,589
Short-term borrowings	28,382	28,382	32,018	32,018
Other borrowings	19,707	19,497	22,909	23,042
Accrued interest payable	195	195	213	213

20.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 — FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
For purposes of the above disclosures of estimated fair value, the following assumptions are used:
Cash and cash equivalents; Accrued interest receivable; Short term borrowings, Accrued interest payable
The fair value of the above instruments is considered to be carrying value.
Securities
The fair value of securities available-for -sale which are measured on a recurring basis are determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on securities’ relationship to other similar securities.
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
Deposits and Other Borrowed Funds
The fair values of certificates of deposit and other borrowed funds are based on the discounted value of contractual cash flows. The discount rates are estimated using market rates currently offered for similar instruments with similar remaining maturities. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of year end.
The Company also has unrecognized financial instruments at March 31, 2011 and December 31, 2010. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $72,777,000 at March 31, 2011 and $76,017,000 at December 31, 2010. Such amounts are also considered to be the estimated fair values.
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

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiaries (the “Company”) at March 31, 2011 as compared to December 31, 2010, and the consolidated results of operations for the three month period ended March 31, 2011 compared to the same periods in 2010. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
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
FINANCIAL CONDITION
Total assets were $445.4 million at March 31, 2011, compared to $457.1 million at December 31, 2010, representing a decrease of $11.7 million, or 2.6%. Cash and cash equivalents decreased $26.4 million, or 54.5%, during the three-month period ending March 31, 2011, primarily as a result of increases in securities and loans. Securities increased $7.9 million, or 9.8%, during the first three months of 2011 as purchases were made within the US Government Agency portfolio and mortgage-backed securities issued by government sponsored agencies. Net loans increased $6.4 million, or 2.0%, while deposits decreased $5.3 million, or 1.5%, during the three-month period. Short-term borrowings of securities sold under repurchase agreement decreased $3.6 million and Federal Home Loan Bank advances decreased $3.2 million, during the period as advances matured and required amortized payments were made on outstanding advances at the Federal Home Loan Bank.
Net loans increased $6.4 million, or 2.0%, during the three-month period ended March 31, 2011. Commercial loans increased $7.2 million, or 9.2%, commercial real estate loans increased $1.0 million, or 1.0%, and home equity lines increased $192 thousand, or 1.0%, over December 31, 2010. Decreases were recognized in real estate mortgage loans of $2.1 million, or 2.9% and consumer installment loans of $135 thousand, or 2.0%. Consumers continued to refinance their mortgage loans for lower long-term rates offered in the secondary market. The allowance for loan losses amounted to $4.0 million or 1.25% of total loans at March 31, 2011 compared to $4.0 million or 1.28% of total loans at December 31, 2010.

22.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The allowance for loan losses as a percentage of total loans decreased at March 31, 2011 as compared to December 31, 2010. Outstanding loan balances increased 2.0% to $322 million at March 31, 2011 while net charge-offs of $283 thousand were partially offset by a provision of $280 thousand to the allowance for the three months ended March 31, 2011. Non-performing loans decreased $677 thousand or 15% from December 31, 2010, with improvement in both the past-due 90 days and still accruing and the non accrual loan categories.

	March 31,		December 31,		March 31,
(Dollars in thousands)	2011		2010		2010
Non-performing loans	$3,913		$4,589		$6,221
Other real estate	30		36		271
Allowance for loan losses	4,028		4,031		4,356
Total loans	322,017		315,647		310,899
Allowance: loans	1.25%		1.28%		1.40%
Allowance: non-performing loans	1.0	x	0.9	x	0.7	x
The ratio of gross loans to deposits was 92.5% at March 31, 2011, compared to 89.3% at December 31, 2010. The increase in this ratio is the result of increases in loan volume and decreases in deposits during the three months ended March 31, 2011.
The Company had net unrealized gains of $1.2 million within its securities portfolio at March 31, 2011, compared to net unrealized gains of $1.3 million at December 31, 2010. The Company has no exposure to government -sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. The Company holds 2 issues of nonagency collateralized mortgage obligations that have paid down to $980 thousand outstanding from an original face of $5.5 million. The Company has the ability and intent to hold the bonds until the recovery of their cost and there is no significant evidence to support an adverse change in the expected cash flows. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $470 thousand within the total portfolio as of March 31, 2011, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments detailed above on March 31, 2011, are considered temporary and no impairment loss relating to these securities has been recognized.
Short-term borrowings decreased $3.6 million from December 31, 2010 and other borrowings decreased $3.2 million as the Company used cash from interest- earning deposits in other banks to repay required maturities and monthly payments on advances from the Federal Home Loan Bank (“FHLB”).
Deposits decreased $5.3 million or 1.5% from December 31, 2010 with non-interest bearing deposits decreasing $8.8 million and interest-bearing deposit accounts increasing $3.5 million. By deposit type, increases were recognized in statement savings and passbooks and money market savings accounts for the period ended March 31, 2011.
Total shareholders’ equity amounted to $47.5 million, or 10.7%, of total assets, at March 31, 2011, compared to $47.2 million, or 10.3% of total assets, at December 31, 2010. The increase in shareholders’ equity during the three-months ended March 31, 2011 was due to net income of $896 thousand. The increase was partially offset by dividends declared of $492 thousand and a decrease in other comprehensive income of $101 thousand. The Company and its subsidiary bank met all regulatory capital requirements at March 31, 2011.

23.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three months ended March 31, 2011 and 2010
For the quarter ended March 31, 2011, the Company recorded net income of $896 thousand or $0.33 per share, as compared to net income of $737 thousand, or $0.27 per share for the quarter ended March 31, 2010. The $159 thousand increase in net income for the quarter was a result of a decrease in the provision for loan losses of $239 thousand, net interest income increasing $53 thousand and an increase in other income of $30 thousand. These gains were partially offset by an increase in noninterest expense of $79 thousand and an increase in the federal income tax provision of $84 thousand. Return on average assets and return on average equity were 0.80% and 7.67%, respectively, for the three-month period of 2011, compared to 0.67% and 6.44%, respectively for 2010.
Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended March 31,
	2011		2010
	Average	Average	Average	Average
(Dollars in thousands)	balance	rate	balance	rate
ASSETS
Due from banks-interest bearing	$23,321	0.30%	$31,185	0.25%
Federal funds sold	90	0.11	186	0.11
Taxable securities	73,941	3.26	69,650	4.37
Tax-exempt securities	11,688	5.12	9,677	5.31
Loans	319,646	5.39	311,789	5.61

Total earning assets	428,686	4.74%	422,487	5.00%
Other assets	22,980		22,429

TOTAL ASSETS	$451,666		$444,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$52,341	0.08%	$53,946	0.08%
Savings deposits	82,242	0.27	71,994	0.39
Time deposits	149,844	1.95	148,665	2.17
Other borrowed funds	53,092	1.73	69,901	2.31

Total interest bearing liabilities	337,519	1.22%	344,506	1.50%
Non-interest bearing demand deposits	65,147		52,381
Other liabilities	1,613		1,589
Shareholders’ Equity	47,387		46,440

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$451,666		$444,916

Taxable equivalent net interest spread		3.52%		3.50%
Taxable equivalent net interest margin		3.78%		3.78%
Interest income for the quarter ended March 31, 2011, was $4.9 million representing a $210 thousand decrease, or 4.1% decline, compared to the same period in 2010. This decrease was primarily due to a decline in the average taxable investment yield of 1.11% to 3.26% for the quarter ended March 31, 2011 as compared to a taxable investment yield of 4.37% for the first quarter ended March 31, 2010. Additionally, average loan yields declined by 0.22% to 5.39% from 5.61% for the quarter ended March 31, 2011 as compared the first quarter 2010. Interest expense for the quarter ended March 31, 2011 was $1.0 million, a decrease of $263 thousand or 20.6%, from the same period in 2010. The decrease in interest expense occurred primarily due to decrease of 0.58% in interest rates paid on other borrowed funds representing FHLB advances combined with the maturity and payback of $16.8 million of average FHLB advances from the previous year.

24.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The provision for loan losses for the quarter ended March 31, 2011, was $280 thousand, compared to a $519 thousand provision for the same quarter in 2010. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income for the quarter ended March 31, 2011, was $761 thousand, an increase of $30 thousand, or 4.1%, compared to the same quarter in 2010. During the first quarter ended 2011, service charges on deposit accounts decreased $24 thousand or 8.9%, as consumers decreased their usage of overdraft products and maintained higher average deposit balances. The gain on the sale of mortgage loans to the secondary market increased to $70 thousand for the three month period ended March 31, 2011, from $46 thousand in the three-month period ended March 31, 2010. Refinancing activity has moderated and may continue to decline for the rest of 2011.
The Company sold no securities during the first quarter of 2011 or 2010.
Non-interest expenses for the quarter ended March 31, 2011 increased $79 thousand, or 2.6%, compared to the first quarter of 2010. Salaries and employee benefits increased $159 thousand, or 9.9%. Incentive and profit sharing accruals of $158 thousand were recorded for the quarter ending March 31, 2011 compared to no incentive and profit sharing accruals being recorded for the quarter ending March 31, 2010.
Occupancy and equipment expenses decreased $7 thousand in 2011 over the first quarter of 2010. Other operating expenses decreased $61 thousand primarily due to lower loan collection expense.
Federal income tax expense increased $84 thousand, or 26.7% for the quarter ended March 31, 2011 as compared to the first quarter of 2010. The provision for income taxes was $399 thousand (effective rate of 30.8%) for the quarter ended March 31, 2011, compared to $315 thousand (effective rate of 29.9%) for the quarter ended March 31, 2010. The increase in the effective tax rate resulted from improved income.
CAPITAL RESOURCES
The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to Capital Resources as presented in CSB Bancorp’s annual report on Form 10-K for the year ended December 31, 2010, and as of March 31, 2011 the holding company and its bank meet all capital adequacy requirements to which they are subject.

25.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $22.0 million at March 31, 2011, a decrease of $26.4 million from $48.4 million at December 31, 2010. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal cash flow and maturities on investments maturing within one year represent 10.5% of total assets as of March 31, 2011 compared to 13.7% of total assets at year-end 2010. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

26.

CSB BANCORP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2011, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Company’s board-approved policy.
The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100, 200 and 300 basis point changes in market interest rates at March 31, 2011 and December 31, 2010. Due to the current low interest rate environment, particularly for short-term rates, the decreasing change is not calculated, and instead a 300 basis point rising rate environment is shown:

March 31, 2011
(Dollars in thousands)
Change in	Net
interest rates	interest	Dollar	Percentage
(basis points)	income	change	change
+ 300	$16,784	$205	1.2%
+ 200	16,612	33	0.2
+ 100	16,583	4	0.0
0	16,579	—	—
- 100	N/A	N/A	N/A

December 31, 2010
Change in	Net
interest rates	interest	Dollar	Percentage
(basis points)	income	change	change
+ 300	$16,275	$443	2.8%
+ 200	16,073	241	1.5
+ 100	15,906	74	0.5
0	15,832	—	—
- 100	N/A	N/A	N/A
ITEM 4T — CONTROLS AND PROCEDURES
     With the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that:
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

27.

CSB BANCORP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4T — CONTROLS AND PROCEDURES (CONTINUED)
(c)	the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10- Q to ensure that material information relating to the Company and its consolidated subsidiary is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

28.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended March 31, 2011
PART II — OTHER INFORMATION

ITEM 1-	LEGAL PROCEEDINGS There are no matters required to be reported under this item.

ITEM 1A-	RISK FACTORS There are no matters required to be reported under this item.

ITEM 2-	On July 7, 2005 CSB Bancorp, Inc. filed Form 8-k with the Securities and Exchange Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases will be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions.

ITEM 3-	DEFAULTS UPON SENIOR SECURITIES: There are no matters required to be reported under this item.

ITEM 4-	REMOVED AND RESERVED:

ITEM 5-	OTHER INFORMATION: There are no matters required to be reported under this item.

29.

CSB BANCORP, INC.
FORM 10-Q
Quarter ended March 31, 2011
PART II — OTHER INFORMATION

Item 6	-Exhibits:

Exhibit
Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-KSB for the Fiscal Year ended December 31, 1994).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s Form 10-K for the Fiscal Year ended December 31, 1998).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a for the Fiscal Year ended December 31, 2008).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof).

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification

32.1	Section 1350 CEO’s Certification

32.2	Section 1350 CFO’s Certification

30.

CSB BANCORP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC. (Registrant)
Date: May 13, 2011	/s/ Eddie L. Steiner
Eddie L. Steiner
President Chief Executive Officer

Date: May 13, 2011	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President Chief Financial Officer

31.

CSB BANCORP, INC.
INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-KSB for the Fiscal Year ended December 31, 1994).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s Form 10-K for the Fiscal Year ended December 31, 1998).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a for the Fiscal Year ended December 31, 2008).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof).

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification

32.1	Section 1350 CEO’s Certification

32.2	Section 1350 CFO’s Certification

32.