Form 10-Q
period 2011-06-30
CSB BANCORP INC /OH
filed 2011-08-12
CIK 880417

CSB BANCORP, INC.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at August 12, 2011:
2,734,799 common shares

CSB BANCORP, INC.
FORM 10-Q
QUARTER ENDED June 30, 2011

CSB BANCORP, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
(Dollars in thousands)
Cash and cash equivalents
Cash and due from banks	$10,004	$9,798
Interest-earning deposits in other banks	23,234	38,497
Federal funds sold	—	65

Total cash and cash equivalents	33,238	48,360

Securities
Available-for-sale, at fair value	82,003	75,204
Restricted stock, at cost	5,463	5,463

Total securities	87,466	80,667

Loans	316,581	315,647
Less allowance for loan losses	4,054	4,031

Net loans	312,527	311,616

Premises and equipment, net	7,727	7,878
Core deposit intangible	376	406
Goodwill	1,725	1,725
Bank-owned life insurance	3,014	2,961
Accrued interest receivable and other assets	3,479	3,443

TOTAL ASSETS	$449,552	$457,056

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$64,670	$69,151
Interest-bearing	282,588	284,340

Total deposits	347,258	353,491

Short-term borrowings	32,387	32,018
Other borrowings	19,527	22,909
Accrued interest payable and other liabilities	1,842	1,484

Total liabilities	401,014	409,902

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,734,799 shares in 2011 and 2010	18,629	18,629
Additional paid-in capital	9,994	9,994
Retained earnings	23,557	22,673
Treasury stock at cost - 245,803 shares in 2011 and 2010	(5,015)	(5,015)
Accumulated other comprehensive income	1,373	873

Total shareholders’ equity	48,538	47,154

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$449,552	$457,056

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME
Loans, including fees	$4,276	$4,286	$8,512	$8,588
Taxable securities	613	647	1,208	1,398
Nontaxable securities	102	82	200	166
Other	11	14	28	33

Total interest and dividend income	5,002	5,029	9,948	10,185

INTEREST EXPENSE
Deposits	705	876	1,491	1,752
Other borrowings	201	320	427	719

Total interest expense	906	1,196	1,918	2,471

NET INTEREST INCOME	4,096	3,833	8,030	7,714

PROVISION FOR LOAN LOSSES	190	239	470	758

Net interest income after provision for loan losses	3,906	3,594	7,560	6,956

NONINTEREST INCOME
Service charges on deposit accounts	279	286	524	555
Trust services	190	124	350	266
Debit card interchange fees	152	126	290	234
Gain on sale of loans, net	29	45	99	91
Securities gains, net	—	148	—	148
Other income	134	160	282	326

Total noninterest income	784	889	1,545	1,620

NONINTEREST EXPENSES
Salaries and employee benefits	1,793	1,744	3,556	3,349
Occupancy expense	204	192	423	412
Equipment expense	123	124	243	251
Professional fees	177	170	336	324
Franchise tax expense	135	135	270	270
Software expense	35	61	126	126
Marketing and public relations	73	85	132	156
FDIC deposit insurance	108	163	218	308
Debit card expense	63	58	126	110
Amortization of intangible assets	16	16	31	32
Other expenses	556	402	942	853

Total noninterest expenses	3,283	3,150	6,403	6,191

Income before income taxes	1,407	1,333	2,702	2,385
FEDERAL INCOME TAX PROVISION	435	412	834	727

NET INCOME	$972	$921	$1,868	$1,658

Basic and diluted net income per share	$0.35	$0.34	$0.68	$0.59

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Balance at beginning of period	$47,457	$46,171	$47,154	$45,822
Comprehensive income:
Net income	972	921	1,868	1,658
Change in net unrealized gain (loss) , net of reclassification adjustments and related income taxes of $310, $91, $258, and $145, respectively	601	176	500	281

Total comprehensive income	1,573	1,097	2,368	1,939

Cash dividends declared $0.18 and $0.36 per share in 2011 and 2010	(492)	(492)	(984)	(985)

Balance at end of period	$48,538	$46,776	$48,538	$46,776

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands, except per share data)	2011	2010
NET CASH FROM OPERATING ACTIVITIES	$2,684	$2,104

CASH FLOWS FROM INVESTING ACTIVITES
Securities available-for-sale:
Proceeds from maturities and repayments	13,264	28,004
Purchases	(19,416)	(26,800)
Proceeds from sale of securities	—	3,359
Loan originations, net of repayments	(1,817)	1,085
Proceeds from sale of other real estate	38	228
Property, equipment, and software acquisitions	(158)	(44)

Net cash provided by (used in) investing activities	(8,089)	5,832

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(6,212)	378
Net change in short-term borrowings	369	2,325
Repayments of other borrowings	(3,382)	(12,933)
Cash dividends paid	(492)	(492)

Net cash used in financing activities	(9,717)	(10,722)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,122)	(2,786)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,360	42,661

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,238	$39,875

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,983	$2,709
Income taxes	650	850
Noncash investing activities:
Transfer of loans to other real estate owned	415	301
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
The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2011, and the results of operations and changes in cash flows for the periods presented have been made.
Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. The Annual Report for CSB for the year ended December 31, 2010, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the periods ended June 30, 2011 are not necessarily indicative of the operating results for the full year or any future interim period.
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
In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities. This ASU is not expected to have a significant impact on the Company’s financial statements.

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
In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.
In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 – SECURITIES
Securities consist of the following at June 30, 2011 and December 31, 2010:

		Gross	Gross
	Amortized	unrealized	unrealized
(Dollars in thousands)	cost	gains	losses	Fair value
June 30, 2011
Available-for-sale:
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. Government corporations and agencies	22,988	35	52	22,971
Mortgage-backed securites in government sponsored entities	42,996	1,632	7	44,621
Obligations of states and political subdivisions	12,770	505	9	13,266
Corporate bonds	1,000	—	14	986

Total debt securities	79,854	2,172	82	81,944
Equity securities in financial institutions	69	4	14	59

Total available-for-sale	79,923	2,176	96	82,003
Restricted stock	5,463	—	—	5,463

Total securities	$85,386	$2,176	$96	$87,466

December 31, 2010
Available-for-sale:
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. Government corporations and agencies	20,009	8	306	19,711
Mortgage-backed securites in government sponsored entities	41,005	1,374	28	42,351
Obligations of states and political subdivisions	11,699	341	46	11,994
Corporate bonds	1,000	—	8	992

Total debt securities	73,813	1,723	388	75,148
Equity securities in financial institutions	69	3	16	56

Total available-for-sale	73,882	1,726	404	75,204
Restricted stock	5,463	—	—	5,463

Total securities	$79,345	$1,726	$404	$80,667

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 – SECURITIES (CONTINUED)
The amortized cost and fair value of debt securities at June 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(Dollars in thousands)	cost	Fair value
Available-for-sale:
Due in one year or less	$1,976	$1,983
Due after one through five years	6,362	6,549
Due after five through ten years	16,637	17,131
Due after ten years	54,879	56,281

Total debt securities available-for-sale	$79,854	$81,944

Realized Gains and Losses
The following table shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of the sales. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined by the specific identification method.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Proceeds	$—	$3,359	$—	$3,359

Realized gains	$—	$148	$—	$148
Realized losses	—	—	—	—
Impairment losses	—	—	—	—

Net securities (losses) gains	$—	$148	$—	$148

At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities and it does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at June 30, 2011 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 – SECURITIES (CONTINUED)
The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
(Dollars in thousands)	losses	value	losses	value	losses	value
June 30, 2011
Obligations of U.S. Corporations and agencies	$52	$6,941	$—	$—	$52	$6,941
Mortgage-backed securities in government sponsored entities	—	—	7	322	7	322
Obligations of state & political subdivisions	9	910	—	—	9	910
Corporate bonds	14	986	—	—	14	986

Total debt securities	75	8,837	7	322	82	9,159
Equity securities in financial institutions	—	—	14	40	14	40

Total temporarily impaired securities	$75	$8,837	$21	$362	$96	$9,199

December 31, 2010
Obligations of U.S. Corporations and agencies	$306	$12,686	$—	$—	$306	$12,686
Mortgage-backed securities in government sponsored entities	14	4,032	14	493	28	4,525
Obligations of state & political subdivisions	46	2,561	—	—	46	2,561
Corporate bonds	8	492	—	—	8	492

Total debt securities	374	19,771	14	493	388	20,264
Equity securities in financial institutions	—	—	16	38	16	38

Total temporarily impaired securities	$374	$19,771	$30	$531	$404	$20,302

There were twelve (12) securities in an unrealized loss position at June 30, 2011, three (3) of which were in a continuous loss position for twelve months or more. There were twenty-two (22) securities in an unrealized loss position at December 31, 2010, three (3) of which were in a continuous loss position for twelve months or more.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS
The Company grants commercial, commercial real estate, residential and consumer loans primarily to customers in Holmes, Tuscarawas, Wayne, Stark and contiguous counties in north central Ohio.
Loans consist of the following:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Commercial	$85,627	$78,540
Commercial real estate	103,861	104,829
Residential real estate	104,299	108,832
Consumer	6,430	6,715
Construction & Land Development	16,148	16,515

Total loans before deferred costs	316,365	315,431
Deferred loan costs	216	216

Total Loans	$316,581	$315,647

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
This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2011 approximately 87% of the outstanding principal balances of the Company’s commercial real estate loans were secured by owner-occupied properties.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS (CONTINUED)
With respect to loans to developers and builders that are secured by non-owner occupied properties, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources or repayment for these types of loans may be pre-committed permanent loans from the Company or other approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
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
Concentrations of Credit
Nearly all of the Company’s lending activity occurs within the State of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of owner occupied commercial real estate and commercial loans. As of June 30, 2011 and December 31, 2010, there were no concentrations of loans related to any single industry in excess of 6.6% and 6.2% respectively, of total loans.
The following table represents a summary of the activity in the allowance for loan losses for the three months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010

Beginning balance	$4,031	$4,060
Provision for loan losses	470	758
Loans charged-off	(494)	(309)
Recoveries	47	99

Ending balance	$4,054	$4,608

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS (CONTINUED)
The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

					Construction
		Commercial	Residential		& Land
(Dollars in thousands)	Commercial	Real Estate	Real Estate	Consumer	Development	Unallocated	Total

June 30, 2011
Beginning balance, January 01, 2011	$1,179	$1,183	$1,057	$80	$213	$319	$4,031
Provision for possible loan losses	129	418	(206)	34	59	36	470
Charge-offs	(307)	(43)	(84)	(60)	—	—	(494)
Recoveries	11	—	9	27	—	—	47

Net charge-offs	(296)	(43)	(75)	(33)	—	—	(447)

Ending balance	$1,012	$1,558	$776	$81	$272	$355	$4,054

The bank recognized a credit for provision for possible loan losses in the residential real estate loan category as a result of a $4.5 million reduction in outstanding volume and a $700 thousand reduction in loan delinquencies for the category for the six month period ended June 30, 2011.

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS (CONTINUED)
The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010:

					Construction
		Commercial	Residential		& Land
(Dollars in thousands)	Commercial	Real Estate	Real Estate	Consumer	Development	Unallocated	Total

June 30, 2011
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$216	$409	$—	$—	$—	$—	$625
Collectively evaluated for impairment	796	1,149	776	81	122	355	3,279
Acquired with deteriorated credit quality	—	—	—	—	150	—	150

Total ending allowance balance	$1,012	$1,558	$776	$81	$272	$355	$4,054

Loans:
Loans indvidually evaluated for impairment	$4,640	$2,992	$—	$—	$—		$7,632
Loans collectively evaluated for impairment	80,987	100,869	104,299	6,430	15,758		308,343
Loans acquired with deteriorated credit quality	—	—	—	—	390		390

Total ending loans balance	$85,627	$103,861	$104,299	$6,430	$16,148		$316,365

December 31, 2010
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$106	$132	$—	$—	$—	$—	$238
Collectively evaluated for impairment	1,073	1,051	1,057	80	121	319	3,701
Acquired with deteriorated credit quality	—	—	—	—	92	—	92

Total ending allowance balance	$1,179	$1,183	$1,057	$80	$213	$319	$4,031

Loans:
Loans indvidually evaluated for impairment	$621	$886	$299	$—	$—		$1,806
Loans collectively evaluated for impairment	77,919	103,943	108,533	6,715	16,075		313,185
Loans acquired with deteriorated credit quality	—	—	—	—	440		440

Total ending loans balance	$78,540	$104,829	$108,832	$6,715	$16,515		$315,431

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS (CONTINUED)
The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	with no	with	Recorded	Related	Recorded
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment

June 30, 2011
Commercial	$4,676	$—	$4,640	$4,640	$216	$1,917
Commercial real estate	3,584	422	2,570	2,992	409	2,835
Residential real estate	—	—	—	—	—	24
Construction & land development	638	—	390	390	150	407

Total impaired loans	$8,898	$422	$7,600	$8,022	$775	$5,183

December 31, 2010
Commercial	$644	$51	$571	$622	$106	$571
Commercial real estate	1,047	109	777	886	132	1,631
Residential real estate	590	298	—	298	—	97
Construction & land development	683	—	440	440	92	483

Total impaired loans	$2,964	$458	$1,788	$2,246	$330	$2,782

The following table presents the aging of past due and nonaccrual loans as of June 30, 2011 and December 31, 2010 by class of loans:

					Total
		30 - 59	60 - 89		Past Due
		Days	Days	90 Days +	and	Non-	Total
(Dollars in thousands)	Current	Past Due	Past Due	Past Due	Accruing	Accrual	Loans

June 30, 2011
Commercial	$85,295	$186	$57	$—	$243	$89	$85,627
Commercial real estate	101,972	221	129	27	377	1,512	103,861
Residential real estate	101,722	810	226	—	1,036	1,541	104,299
Consumer	6,237	122	71	—	193	—	6,430
Construction & land development	15,758	—	—	—	—	390	16,148

Total Loans	$310,984	$1,339	$483	$27	$1,849	$3,532	$316,365

December 31, 2010
Commercial	$78,235	$63	$160	$58	$281	$24	$78,540
Commercial real estate	100,914	2,156	114	26	2,296	1,619	104,829
Residential real estate	105,593	574	253	601	1,428	1,811	108,832
Consumer	6,580	69	66	—	135	—	6,715
Construction & land development	16,061	3	—	—	3	451	16,515

Total Loans	$307,383	$2,865	$593	$685	$4,143	$3,905	$315,431

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS (CONTINUED)
Troubled Debt Restructurings
The Company has troubled debt restructurings of $8.7 million as of June 30, 2011, and $4.1 million as of December 31, 2010, with $515 thousand and $22 thousand of specific reserves allocated as of June 30, 2011 and December 31, 2010 respectively to customers whose loan terms have been modified in troubled debt restructurings. At June 30, 2011 $7.9 million of the loans classified as troubled debt restructurings were performing to modified terms. The remaining $800 thousand were on nonaccrual.
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
Loans that do not meet the criteria for special mention, substandard or doubtful classification, when analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS (CONTINUED)

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total

June 30, 2011
Commercial	$73,892	$2,223	$7,910	$—	$1,602	$85,627
Commercial real estate	86,599	8,374	7,518	—	1,370	103,861
Residential real estate	1,365	—	64	—	102,870	104,299
Consumer	—	—	—	—	6,430	6,430
Construction & land development	11,085	2,841	390	—	1,832	16,148

Total	$172,941	$13,438	$15,882	$—	$114,104	$316,365

December 31, 2010
Commercial	$65,371	$3,843	$9,252	$—	$74	$78,540
Commercial real estate	78,191	9,982	8,188	—	8,468	104,829
Residential real estate	1,153	—	365	—	107,314	108,832
Consumer	—	—	2	—	6,713	6,715
Construction & land development	11,626	2,905	591	—	1,393	16,515

Total	$156,341	$16,730	$18,398	$—	$123,962	$315,431

Loans listed as not rated are either less than $275 thousand or are included in groups of homogeneous loans. The following table presents loans that are not rated by class of loans as of June 30, 2011 and December 31, 2010. Non-performing loans include loans past due 90 days and greater and loans on nonaccrual of interest.

(Dollars in thousands)	Performing	Non-Performing	Total

June 30, 2011
Commercial	$1,602	$—	$1,602
Commercial real estate	1,370	—	1,370
Residential real estate	101,402	1,468	102,870
Consumer	6,430	—	6,430
Construction & land development	1,822	10	1,832

Total	$112,626	$1,478	$114,104

December 31, 2010
Commercial	$74	$—	$74
Commercial real estate	8,468	—	8,468
Residential real estate	105,201	2,113	107,314
Consumer	6,713	—	6,713
Construction & land development	1,383	10	1,393

Total	$121,839	$2,123	$123,962

Loans serviced for others approximated $50.1 million and $45.1 million at June 30, 2011 and December 31, 2010, respectively.
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
The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2011 and December 31, 2010, by level within the fair value hierarchy. No liabilities are carried at fair value. As required by the accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government corporations and agencies, mortgage-backed securities and obligations of states and political subdivisions are valued at observable market data for similar assets.

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:	June 30, 2011
Securities available-for-sale
U.S. Teasury security	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	—	22,971	—	22,971
Mortgage-backed securities in government sponsored entities	—	44,621	—	44,621
Obligations of states and political subdivisions	—	13,266	—	13,266
Corporate bonds	—	986	—	986

Total debt securities	100	81,844	—	81,944
Equity securities in financial institutions	59	—	—	59

Total available-for-sale securities	$159	$81,844	$—	$82,003

Assets:	December 31, 2010
Securities available-for-sale
U.S. Teasury security	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	—	19,711	—	19,711
Mortgage-backed securities in government sponsored entities	—	42,351	—	42,351
Obligations of states and political subdivisions	—	11,994	—	11,994
Corporate bonds	—	992	—	992

Total debt securities	100	75,048	—	75,148
Equity securities in financial institutions	56	—	—	56

Total available-for-sale securities	$156	$75,048	$—	$75,204

CSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4- FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of June 30, 2011, and December 31, 2010, by level within the fair value hierarchy. Impaired loans and other real estate that are collateral dependent are written down to fair value through the establishment of specific reserves. Premises include a building currently used for storage that has been written down to appraised value. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions based on management’s best judgment that are significant inputs to the discounting calculations. As a result, these rights are measured at fair value on a nonrecurring basis and are classified within level III of the fair value hierarchy. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; observable inputs employed by certified appraisers for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:	June 30, 2011
Impaired loans	$—	$—	$7,247	$7,247
Other real estate owned	—	—	415	415
Premises	—	—	185	185
Mortgage servicing rights	—	—	161	161

	December 31, 2010
Impaired loans	$—	$—	$1,916	$1,916
Other real estate owned	—	—	36	36
Premises	—	—	200	200
Mortgage servicing rights	—	—	155	155
NOTE 5 — FAIR VALUES OF FINANCIAL INSTRUMENTS
The estimated fair values of recognized financial instruments as of June 30, 2011 and December 31, 2010 are as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	value	value	value	value
Financial assets:
Cash and cash equivalents	$33,238	$33,238	$48,360	$48,360
Securities	87,466	87,466	80,667	80,667
Loans, net	312,527	316,452	311,616	316,474
Accrued interest receivable	1,228	1,228	1,215	1,215
Financial liabilities:
Deposits	$347,258	$349,063	$353,491	$355,589
Short-term borrowings	32,387	32,387	32,018	32,018
Other borrowings	19,527	19,641	22,909	23,042
Accrued interest payable	171	171	213	213

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
Deposits and Other Borrowed Funds
The fair values of certificates of deposit and other borrowed funds are based on the discounted value of contractual cash flows. The discount rates are estimated using market rates currently offered for similar instruments with similar remaining maturities. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of quarter end.
The Company also has unrecognized financial instruments at June 30, 2011 and December 31, 2010. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $86,041,200 at June 30, 2011 and $76,017,000 at December 31, 2010. Such amounts are also considered to be the estimated fair values.
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

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion focuses on the consolidated financial condition of CSB Bancorp, Inc. and its subsidiaries (the “Company”) at June 30, 2011 as compared to December 31, 2010, and the consolidated results of operations for the three and six month periods ended June 30, 2011 compared to the same periods in 2010. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
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
FINANCIAL CONDITION
Total assets were $450.0 million at June 30, 2011, compared to $457.1 million at December 31, 2010, representing a decrease of $7.5 million, or 1.6%. Cash and cash equivalents decreased $15.1 million, or 31.3%, during the six-month period ending June 30, 2011, primarily as a result of increases in securities and loans. Securities increased $6.8 million, or 7.8%, during the first six months of 2011 as purchases were made within the US Government Agency portfolio, mortgage-backed securities issued by government sponsored agencies and tax free political subdivisions. Net loans increased $911 thousand, or 0.3%, while deposits decreased $6.2 million, or 1.8%, during the six-month period. Short-term borrowings of securities sold under repurchase agreement increased $368 thousand and Federal Home Loan Bank advances decreased $3.4 million, during the period as advances matured and required amortized payments were made on outstanding advances at the Federal Home Loan Bank.
Net loans increased $911 thousand, or 0.3%, during the six-month period ended June 30, 2011. Commercial loans increased $7.1 million, or 9.0%, commercial real estate loans decreased $968 thousand, or 1.0%, and home equity lines increased $1.5 million, or 4.4%, over December 31, 2010. Decreases were recognized in real estate mortgage loans of $6.0 million, or 8.0% and consumer installment loans of $285 thousand, or 4.2%. Consumers continued to refinance their mortgage loans for lower long-term rates offered in the secondary market.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The allowance for loan losses as a percentage of total loans was 1.28% at June 30, 2011 and December 31, 2010. Outstanding loan balances increased 0.3% to $317 million at June 30, 2011 while net charge-offs of $447 thousand were offset by a provision of $470 thousand to the allowance for the six months ended June 30, 2011. Non-performing loans decreased $1 million or 22% from December 31, 2010, with improvement in both the past-due 90 days and still accruing and the non accrual loan categories.

	June 30,		December 31,		June 30,
(Dollars in thousands)	2011		2010		2010
Non-performing loans	$3,559		$4,589		$6,088
Other real estate	415		36		247
Allowance for loan losses	4,054		4,031		4,608
Total loans	316,581		315,647		311,857
Allowance: loans	1.28%		1.28%		1.48%
Allowance: non-performing loans	1.1	x	0.9	x	0.8	x
The ratio of gross loans to deposits was 91.2% at June 30, 2011, compared to 89.3% at December 31, 2010. The increase in this ratio is the result of increases in loan volume and decreases in deposits during the six months ended June 30, 2011.
The Company had net unrealized gains of $2.1 million within its securities portfolio at June 30, 2011, compared to net unrealized gains of $1.3 million at December 31, 2010. The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. The Company holds 2 issues of nonagency collateralized mortgage obligations that have paid down to $872 thousand outstanding from an original face of $5.5 million. The Company has the ability and intent to hold the bonds until the recovery of their cost and there is no significant evidence to support an adverse change in the expected cash flows. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $96 thousand within the total portfolio as of June 30, 2011, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments detailed above on June 30, 2011, are considered temporary and no impairment loss relating to these securities has been recognized.
Short-term borrowings increased $369 thousand from December 31, 2010 and other borrowings decreased $3.4 million as the Company used cash from interest-earning deposits in other banks to repay required maturities and monthly payments on advances from the Federal Home Loan Bank (“FHLB”).
Deposits decreased $6.2 million or 1.8% from December 31, 2010 with non-interest bearing deposits decreasing $4.5 million and interest-bearing deposit accounts decreasing $1.7 million. By deposit type, increases were recognized in statement savings and passbooks and money market savings accounts for the period ended June 30, 2011.
Total shareholders’ equity amounted to $48.5 million, or 10.8%, of total assets, at June 30, 2011, compared to $47.2 million, or 10.3% of total assets, at December 31, 2010. The increase in shareholders’ equity during the six-months ended June 30, 2011 was due to net income of $1.9 million and an increase in other comprehensive income of $501 thousand. Dividends declared of $985 thousand partially offset the above increases. The Company and its subsidiary bank met all regulatory capital requirements at June 30, 2011.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three months ended June 30, 2011 and 2010
For the quarter ended June 30, 2011, the Company recorded net income of $972 thousand or $0.35 per share, as compared to net income of $921 thousand, or $0.34 per share for the quarter ended June 30, 2010. The $51 thousand increase in net income for the quarter was a result of a decrease in the provision for loan losses of $49 thousand and net interest income increasing $263 thousand. These gains were partially offset by an increase in noninterest expense of $133 thousand, a decrease in noninterest income of $105 thousand and an increase in the federal income tax provision of $23 thousand. Return on average assets and return on average equity were 0.87% and 8.06%, respectively, for the three-month period of 2011, compared to 0.85% and 7.90%, respectively for 2010.
Average Balance Sheets and Net Interest Margin Analysis

		For the three months ended June 30,
	2011		2010
	Average	Average	Average	Average
(Dollars in thousands)	balance	rate	balance	rate
ASSETS
Due from banks-interest bearing	$19,025	0.23%	$25,451	0.23%
Federal funds sold	89	0.11	282	0.14
Taxable securities	73,771	3.33	67,336	3.86
Tax-exempt securities	12,134	5.07	9,421	5.28
Loans	319,906	5.37	311,647	5.53

Total earning assets	424,925	4.78%	414,137	4.92%
Other assets	23,280		22,645

TOTAL ASSETS	$448,205		$436,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$52,617	0.08%	$51,300	0.08%
Savings deposits	84,867	0.25	72,785	0.38
Time deposits	145,874	1.76	148,621	2.15
Other borrowed funds	49,880	1.62	61,545	2.09

Total interest bearing liabilities	333,238	1.09%	334,251	1.44%
Non-interest bearing demand deposits	65,243		54,509
Other liabilities	1,335		1,298
Shareholders’ Equity	48,389		46,724

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$448,205		$436,782

Taxable equivalent net interest spread		3.69%		3.48%
Taxable equivalent net interest margin		3.93%		3.76%
Interest income for the quarter ended June 30, 2011, was $5.0 million representing a $27 thousand decrease, or 0.5% decline, compared to the same period in 2010. This decrease was primarily due to a decline in the average taxable investment yield of 0.53% to 3.33% for the quarter ended June 30, 2011 as compared to a taxable investment yield of 3.86% for the second quarter ended June 30, 2010. Additionally, average loan yields declined by 0.16% to 5.37% from 5.53% for the quarter ended June 30, 2011 as compared the second quarter 2010. Interest expense for the quarter ended June 30, 2011 was $906 thousand, a decrease of $290 thousand or 24%, from the same period in 2010. The decrease in interest expense occurred primarily due to decrease of 0.47% in interest rates paid on other borrowed funds representing FHLB advances combined with the maturity and payback of $12.5 million of average FHLB advances from the previous year.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The provision for loan losses for the quarter ended June 30, 2011, was $190 thousand, compared to a $239 thousand provision for the same quarter in 2010. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income for the quarter ended June 30, 2011, was $784 thousand, a decrease of $105 thousand, or 11.8%, compared to the same quarter in 2010. Fees from Trust and Brokerage services increased $66 thousand to $190 thousand for second quarter 2011 as compared to the same quarter in 2010. Service charges on deposit accounts decreased $7 thousand or 2.4%, as consumers decreased their usage of overdraft products and maintained higher average deposit balances. Debit card interchange income rose $26 thousand or 20.6% as consumers increased their usage of the product. The gain on the sale of mortgage loans to the secondary market decreased to $29 thousand for the three month period ended June 30, 2011, from $45 thousand in the three-month period ended June 30, 2010. Refinancing activity has declined from the first quarter of 2011 and may continue to decline for the rest of 2011.
The Company sold no securities during the second quarter of 2011. A gain of $148 thousand was recognized during the second quarter of 2010.
Non-interest expenses for the quarter ended June 30, 2011 increased $133 thousand, or 4.2%, compared to the second quarter of 2010. Salaries and employee benefits increased $49 thousand, or 2.8%. Occupancy and equipment expenses increased $7 thousand in 2011 over the second quarter of 2010. Other expenses rose $154 thousand or 38% compared to the second quarter 2010. Included in other expense are loan and tax settlement expenses as a loan secured by real estate completes foreclosure and either becomes other real estate owned or is sold. These costs increased by $89 thousand for second quarter 2011 as compared to second quarter 2010.
Federal income tax expense increased $23 thousand, or 5.6% for the quarter ended June 30, 2011 as compared to the second quarter of 2010. The provision for income taxes was $435 thousand (effective rate of 30.9%) for the quarter ended June 30, 2011, compared to $412 thousand (effective rate of 30.9%) for the quarter ended June 30, 2010. The increase in the expense resulted from improved income.
RESULTS OF OPERATIONS
Six months ended June 30, 2011 and 2010
Net income for the six months ending June 30, 2011, was $1.9 million or $0.68 per share, as compared to $1.7 million or $0.61 per share during the same period in 2010. Return on average assets and return on average equity were 0.84% and 7.86%, respectively, for the six-month period of 2011, compared to 0.76% and 7.18%, respectively for 2010.
Comparative net income increased as net interest income improved to $8.0 million for the six months ended June 30, 2011, an increase of $316 thousand or 4.1% from the same period last year. The provision for loan losses decreased $288 thousand or 38% during the same comparative period. These improvements were partially offset by lower noninterest income and higher noninterest expenses for the six month period ending in 2011 as compared to 2010.
Interest income on loans decreased $76 thousand, or 0.9%, for the six months ended June 30, 2011, as compared to the same period in 2010. This decrease was primarily due to an interest rate decrease of 19 basis points for the comparable six-month periods. Interest income on securities decreased $156 thousand, or 10%, as the yield on taxable securities decreased 82 basis points due to the sale of mortgage- backed securities at a gain in 2010, accelerated payments within the mortgage-backed securities portfolio and calls within the Agency portfolio. The average investment balances increased by $7.7 million with new purchases being added in a low interest rate market. Interest income on fed funds sold and interest bearing deposits decreased $5 thousand for the six months ended June 30, 2011 as the average fed funds sold volume decreased $7.3 million, compared to the same period in 2010.

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average Balance Sheet and Net Interest Margin Analysis

		For the six months ended June 30,
	2011		2010
	Average	Average	Average	Average
(Dollars in thousands)	balance	rate	balance	rate
ASSETS
Due from banks-interest bearing	$21,161	0.27%	$28,302	0.24%
Federal funds sold	89	0.08	234	0.13
Taxable securities	73,855	3.30	68,488	4.12
Tax-exempt securities	11,913	5.13	9,549	5.30
Loans	319,777	5.38	311,717	5.57

Total earning assets	426,795	4.76%	418,290	4.96%
Other assets	23,206		22,548

TOTAL ASSETS	$450,001		$440,838

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$52,480	0.08%	$52,615	0.08%
Savings deposits	83,562	0.26	72,392	0.39
Time deposits	147,848	1.86	148,643	2.16
Other borrowed funds	51,477	1.68	65,700	2.21

Total interest bearing liabilities	335,367	1.15%	339,350	1.47%
Non-interest bearing demand deposits	65,199		53,442
Other liabilities	1,506		1,455
Shareholders’ Equity	47,929		46,591

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$450,001		$440,838

Taxable equivalent net interest spread		3.61%		3.49%
Taxable equivalent net interest margin		3.85%		3.77%
Interest expense decreased $553 thousand to $1.9 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Interest expense on deposits decreased $261 thousand, or 14.9%, from the same period as last year, while interest expense on other borrowings decreased $292 thousand or 40.6%. The decrease in interest expense has been caused by lower interest rates being paid across the board on interest-bearing deposit accounts and borrowings. Additionally, during the comparable six month periods, the Company grew non-interest bearing deposits in 2011. Time deposits continue to renew at lower interest rates, and some depositors have moved monies to savings instruments anticipating higher rate time deposits. Competition for deposits appears to be decreasing from a year ago with larger money center banks reducing the premium paid for term deposits. The net interest margin increased by 8 basis points for the six-month period ended June 30, 2011, to 3.85%, from 3.77% for the same period in 2010.
The provision for loan losses was $470 thousand during the first six months of 2011, compared to $758 thousand in the same six-month period of 2010. The provision or credit for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.
Non-interest income decreased $75 thousand, or 4.6%, during the six months ended June 30, 2011, as compared to the same period in 2010. The decrease in non-interest income was primarily due a $148 thousand gain on securities sold in 2010 that did not reoccur in 2011. Increases in Trust fees were due to

CSB BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increases in market values of the custodial assets as well as increases in brokerage fee commissions in 2011. Debit card interchange income increased $56 thousand or 23.9% a result of increased card usage in 2011. Service charges on deposits decreased $31 thousand from the same period in 2010 as deposit customers curtailed their use of overdraft privilege products in 2011 and have maintained higher average deposit balances offsetting monthly service fees.
Decreases were recognized in gains on mortgage loans sold in the secondary market for the first half of 2011 as refinancing activity stalled and new housing sales remained extremely slow in 2011.
Non-interest expenses increased $212 thousand, or 3.4%, for the six months ended June 30, 2011, compared to the same period in 2010. The bank’s FDIC deposit premium decreased $90 thousand from $308 thousand for the six months ended 2010 reflecting a decrease in rate and accrual for the six months ended June 30, 2011 as compared to 2010. Salaries and employee benefits increased $207 thousand, or 6.2%, primarily the result of a full six month accrual of profit sharing and bonus accruals for 2011 as compared to a second quarter recognition of the same benefit accruals in 2010. Professional fees increased of $12 thousand or 3.7%. Occupancy and equipment expense remained stable during the first six-months of 2011 as compared with 2010 increasing $3 thousand or 0.5%. Increases were recognized in other expenses, primarily the result of increased operating costs of a larger company.
The provision for income taxes was $834 thousand (effective rate of 30.9%) for the six months ended June 30, 2011, compared to $727 thousand (effective rate of 30.5%) for the six months ended June 30, 2010. The increase in the effective tax rate resulted from an decrease in tax-exempt interest income as a portion of total income before income taxes.
CAPITAL RESOURCES
The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to Capital Resources as presented in CSB Bancorp’s annual report on Form 10-K for the year ended December 31, 2010, and as of June 30, 2011 the holding company and its bank meet all capital adequacy requirements to which they are subject.
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $33.2 million at June 30, 2011, a decrease of $15.1 million from $42.7 million at December 31, 2010. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal cash flow and maturities on investments maturing within one year represent 13.1% of total assets as of June 30, 2011 compared to 15.0% of total assets at year-end 2010. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.
OFF-BALANCE SHEET ARRANGEMENTS
The company does not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

CSB BANCORP, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3 —QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2011, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Company’s board-approved policy.
The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 through 400 basis point changes, in 100 basis point changes, in market interest rates at June 30, 2011 and 100 and 200 basis point changes in market interest rates at December 31, 2010. Due to the current low interest rate environment, particularly for short-term rates, the decreasing change is not calculated.

	(Dollars in thousands)
June 30, 2011
	Change in	Net
	interest rates	interest	Dollar	Percentage
	(basis points)	income	change	change
+	400	19,061	$2,788	17.1
+	300	18,278	2,005	12.3
+	200	17,450	1,177	7.2
+	100	16,621	348	2.1
	0	16,273	—	—
-	100	N/A	N/A	N/A
-	200	N/A	N/A	N/A

December 31, 2010
	Change in	Net
	interest rates	interest	Dollar	Percentage
	(basis points)	income	change	change
+	200	16,073	241	1.5
+	100	15,906	74	0.5
	0	15,832	—	—
-	100	N/A	N/A	N/A

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
Quarter ended June 30, 2011
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

CSB BANCORP, INC.
FORM 10-Q
Quarter ended June 30, 2011
PART II — OTHER INFORMATION
Item 6 -Exhibits:

Exhibit
Number	Description of Document
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-KSB for the Fiscal Year ended December 31, 1994).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s Form 10-K for the Fiscal Year ended December 31, 1998).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a for the Fiscal Year ended December 31, 2008).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

10.1	Office Purchase and Assumption Agreement by and between Premier Bank & Trust, National Association and The Commercial and Savings Bank of Millersburg, Ohio, dated June 23, 2011.

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof).

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification

32.1	Section 1350 CEO’s Certification

32.2	Section 1350 CFO’s Certification

101	Interactive financial data

CSB BANCORP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC. (Registrant)
Date: August 12, 2011	/s/ Eddie L. Steiner
Eddie L. Steiner
President Chief Executive Officer

Date: August 12, 2011	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President Chief Financial Officer

CSB BANCORP, INC.
INDEX TO EXHIBITS

Exhibit
Number	Description of Document
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-KSB for the Fiscal Year ended December 31, 1994).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s Form 10-K for the Fiscal Year ended December 31, 1998).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a for the Fiscal Year ended December 31, 2008).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

10.1	Office Purchase and Assumption Agreement by and between Premier Bank & Trust, National Association and The Commercial and Savings Bank of Millersburg, Ohio dated June 23, 2011.

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof).

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification

32.1	Section 1350 CEO’s Certification

32.2	Section 1350 CFO’s Certification

101	Interactive financial data