Form 10-Q
period 2011-09-30
CSB BANCORP INC /OH
filed 2011-11-14
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

(330) 674-9015

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at November 14, 2011:
2,734,799 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2011

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
ASSETS	2011	2010
(Dollars in thousands)
Cash and cash equivalents
Cash and due from banks	$9,893	$9,798
Interest-earning deposits in other banks	30,965	38,497
Federal funds sold	—	65

Total cash and cash equivalents	40,858	48,360

Securities
Available-for-sale, at fair value	85,262	75,204
Restricted stock, at cost	5,463	5,463

Total securities	90,725	80,667

Loans held for sale	136	—
Loans	313,980	315,647
Less allowance for loan losses	4,116	4,031

Net loans	309,864	311,616

Premises and equipment, net	7,740	7,878
Core deposit intangible	360	406
Goodwill	1,725	1,725
Bank-owned life insurance	3,042	2,961
Accrued interest receivable and other assets	3,399	3,443

TOTAL ASSETS	$457,849	$457,056

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$71,140	$69,151
Interest-bearing	283,716	284,340

Total deposits	354,856	353,491

Short-term borrowings	32,527	32,018
Other borrowings	19,333	22,909
Accrued interest payable and other liabilities	1,942	1,484

Total liabilities	408,658	409,902

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,734,799 shares in 2011 and 2010	18,629	18,629
Additional paid-in capital	9,994	9,994
Retained earnings	24,063	22,673
Treasury stock at cost – 245,803 shares in 2011 and 2010	(5,015)	(5,015)
Accumulated other comprehensive income	1,520	873

Total shareholders’ equity	49,191	47,154

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$457,849	$457,056

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME
Loans, including fees	$4,233	$4,384	$12,745	$12,971
Taxable securities	601	665	1,809	2,063
Nontaxable securities	110	91	310	258
Other	14	19	42	52

Total interest and dividend income	4,958	5,159	14,906	15,344

INTEREST EXPENSE
Deposits	663	889	2,154	2,641
Other borrowings	198	313	625	1,032

Total interest expense	861	1,202	2,779	3,673

NET INTEREST INCOME	4,097	3,957	12,127	11,671

PROVISION FOR LOAN LOSSES	240	238	710	996

Net interest income after provision for loan losses	3,857	3,719	11,417	10,675

NONINTEREST INCOME
Service charges on deposit accounts	286	296	810	851
Trust services	154	135	504	401
Debit card interchange fees	154	131	444	365
Gain on sale of loans, net	54	62	153	153
Securities gains, net	237	—	237	148
Other income	159	156	441	459

Total noninterest income	1,044	780	2,589	2,377

NONINTEREST EXPENSES
Salaries and employee benefits	1,856	1,751	5,412	5,100
Occupancy expense	208	197	631	609
Equipment expense	127	124	370	375
Professional fees	200	133	536	457
Franchise tax expense	135	135	405	405
Software expense	66	64	192	190
Marketing and public relations	83	76	215	232
FDIC deposit insurance	36	109	254	417
Debit card expense	70	61	196	171
Gain on sale of other real estate owned, net	(51)	—	(51)	(23)
Amortization of intangible assets	15	15	46	47
Other expenses	713	550	1,655	1,403

Total noninterest expenses	3,458	3,215	9,861	9,383

Income before income taxes	1,443	1,284	4,145	3,669
FEDERAL INCOME TAX PROVISION	444	402	1,278	1,129

NET INCOME	$999	$882	$2,867	$2,540

Basic and diluted net income per share	$0.37	$0.32	$1.05	$0.93

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Balance at beginning of period	$48,538	$46,776	$47,154	$45,822
Comprehensive income:
Net income	999	882	2,867	2,540
Change in net unrealized gain, net of reclassification adjustments and related income taxes of $75, $23, $333, and $167, respectively	146	45	646	325

Total comprehensive income	1,145	927	3,513	2,865
Cash dividends declared:
$0.18 and $0.54 per share for the quarter and nine month periods ended, repectively	(492)	(492)	(1,476)	(1,476)

Balance at end of period	$49,191	$47,211	$49,191	$47,211

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands, except per share data)	2011	2010
NET CASH FROM OPERATING ACTIVITIES	$3,857	$3,486

CASH FLOWS FROM INVESTING ACTIVITES
Securities available-for-sale:
Proceeds from maturities and repayments	27,928	36,211
Purchases	(40,159)	(36,375)
Proceeds from sale of securities	3,244	3,359
Loan originations, net of repayments	248	(4,452)
Proceeds from sale of other real estate	347	342
Property, equipment, and software acquisitions	(311)	(98)

Net cash used in investing activities	(8,703)	(1,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	1,396	11,874
Net change in short-term borrowings	509	770
Repayments of other borrowings	(3,576)	(13,181)
Cash dividends paid	(985)	(985)

Net cash used in financing activities	(2,656)	(1,522)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,502)	951

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,360	42,661

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,858	$43,612

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$2,868	$3,978
Income taxes	1,100	850
Noncash investing activities:
Transfer of loans to other real estate owned	764	331

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements include the accounts of CSB Bancorp, Inc. and its wholly-owned subsidiaries, The Commercial and Savings Bank (the “Bank”) and CSB Investment Services, LLC (together referred to as the “Company” or “CSB”). All significant intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2011, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2010, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the periods ended September 30, 2011 are not necessarily indicative of the operating results for the full year or any future interim period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has provided the necessary disclosures in Note 3.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU is not expected to have a significant impact on the Company’s financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at September 30, 2011 and December 31, 2010:

	Amortized	Gross unrealized	Gross unrealized	Fair
(Dollars in thousands)	cost	gains	losses	value
September 30, 2011
Available-for-sale:
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. Government corporations and agencies	21,982	83	—	22,065
Mortgage-backed securites in government sponsored entities	45,043	1,604	2	46,645
Obligations of states and political subdivisions	13,263	699	—	13,962
Corporate bonds	2,503	—	75	2,428

Total debt securities	82,891	2,386	77	85,200
Equity securities in financial institutions	68	3	9	62

Total available-for-sale	82,959	2,389	86	85,262
Restricted stock	5,463	—	—	5,463

Total securities	$88,422	$2,389	$86	$90,725

December 31, 2010
Available-for-sale:
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. Government corporations and agencies	20,009	8	306	19,711
Mortgage-backed securites in government sponsored entities	41,005	1,374	28	42,351
Obligations of states and political subdivisions	11,699	341	46	11,994
Corporate bonds	1,000	—	8	992

Total debt securities	73,813	1,723	388	75,148
Equity securities in financial institutions	69	3	16	56

Total available-for-sale	73,882	1,726	404	75,204
Restricted stock	5,463	—	—	5,463

Total securities	$79,345	$1,726	$404	$80,667

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at September 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale:
Due in one year or less	$1,540	$1,543
Due after one through five years	8,009	8,179
Due after five through ten years	20,759	21,400
Due after ten years	52,583	54,078

Total debt securities available-for-sale	$82,891	$85,200

Realized Gains and Losses

The following table shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of the sales. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined by the specific identification method.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Proceeds	$3,244	$—	$3,244	$3,359

Realized gains	$237	$—	$237	$148
Realized losses	—	—	—	—
Impairment losses	—	—	—	—

Net securities (losses) gains	$237	$—	$237	$148

At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities and it does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at September 30, 2011 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2011
Mortgage-backed securities in government sponsored entities	$—	$—	$2	$261	$2	$261
Corporate bonds	10	990	65	435	75	1,425

Total debt securities	10	990	67	696	77	1,686
Equity securities in financial institutions	—	—	9	44	9	44

Total temporarily impaired securities	$10	$990	$76	$740	$86	$1,730

December 31, 2010
Obligations of U.S. Corporations and agencies	$306	$12,686	$—	$—	$306	$12,686
Mortgage-backed securities in government sponsored entities	14	4,032	14	493	28	4,525
Obligations of state & political subdivisions	46	2,561	—	—	46	2,561
Corporate bonds	8	492	—	—	8	492

Total debt securities	374	19,771	14	493	388	20,264
Equity securities in financial institutions	—	—	16	38	16	38

Total temporarily impaired securities	$374	$19,771	$30	$531	$404	$20,302

There were seven (7) securities in an unrealized loss position at September 30, 2011, four (4) of which were in a continuous loss position for twelve months or more. There were twenty-two (22) securities in an unrealized loss position at December 31, 2010, three (3) of which were in a continuous loss position for twelve months or more.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

The Company grants commercial, commercial real estate, residential and consumer loans primarily to customers in Holmes, Tuscarawas, Wayne, Stark and contiguous counties in north central Ohio.

Loans consist of the following:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Commercial	$85,675	$78,540
Commercial real estate	102,999	104,829
Residential real estate	102,244	108,832
Consumer	6,429	6,715
Construction & Land Development	16,416	16,515

Total loans before deferred costs	313,763	315,431
Deferred loan costs	217	216

Total Loans	$313,980	$315,647

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

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. The Company’s management examines current and occasionally projected cash flows to determine the ability of the borrower to repay their obligations. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate the personal guarantees of business owners; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type which helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2011 approximately 87% of the outstanding principal balances of the Company’s commercial real estate loans were secured by owner-occupied properties.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

With respect to loans to developers and builders that are secured by non-owner occupied properties, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven financial record. Construction loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources or repayment for these types of loans may be pre-committed permanent loans from the Company or other approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the State of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of owner occupied commercial real estate and commercial loans. As of September 30, 2011 and December 31, 2010, there were no concentrations of loans related to any single industry in excess of 6.7% and 6.2% respectively, of total loans.

The following table represents a summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Beginning balance	$4,054	$4,608	$4,031	$4,060
Provision for loan losses	240	238	710	996
Loans charged-off	(192)	(459)	(686)	(768)
Recoveries	14	20	61	119

Ending balance	$4,116	$4,407	$4,116	$4,407

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Construction & Land Development	Unallocated	Total
September 30, 2011
Beginning balance, January 1, 2011	$1,179	$1,183	$1,057	$80	$213	$319	$4,031
Provision for possible loan losses	120	359	98	36	63	34	710
Charge-offs	(343)	(68)	(156)	(78)	(41)	—	(686)
Recoveries	12	—	9	40	—	—	61

Net charge-offs	(331)	(68)	(147)	(38)	(41)	—	(625)

Ending balance	$968	$1,474	$1,008	$78	$235	$353	$4,116

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Loans (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and based on the impairment method as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Construction & Land Development	Unallocated	Total
September 30, 2011
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$179	$326	$53	$—	$—	$—	$558
Collectively evaluated for impairment	789	1,148	955	78	235	353	3,558
Acquired with deteriorated credit quality	—	—	—	—	—	—	—

Total ending allowance balance	$968	$1,474	$1,008	$78	$235	$353	$4,116

Loans:
Loans indvidually evaluated for impairment	$4,461	$2,761	$182	$—	$—	$—	$7,404
Loans collectively evaluated for impairment	81,214	100,238	102,062	6,429	16,416	—	306,359
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—

Total ending loans balance	$85,675	$102,999	$102,244	$6,429	$16,416	$—	$313,763

December 31, 2010
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$106	$132	$—	$—	$—	$—	$238
Collectively evaluated for impairment	1,073	1,051	1,057	80	121	319	3,701
Acquired with deteriorated credit quality	—	—	—	—	92	—	92

Total ending allowance balance	$1,179	$1,183	$1,057	$80	$213	$319	$4,031

Loans:
Loans indvidually evaluated for impairment	$621	$886	$299	$—	$—	$—	$1,806
Loans collectively evaluated for impairment	77,919	103,943	108,533	6,715	16,075	—	313,185
Loans acquired with deteriorated credit quality	—	—	—	—	440	—	440

Total ending loans balance	$78,540	$104,829	$108,832	$6,715	$16,515	$—	$315,431

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Loans (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
September 30, 2011
Commercial	$4,509	$—	$4,463	$4,463	$179	$2,011
Commercial real estate	3,326	266	2,495	2,761	326	2,395
Residential real estate	—	—	—	—	—	—
Construction & land development	—	—	—	—	—	—

Total impaired loans	$7,835	$266	$6,958	$7,224	$505	$4,406

December 31, 2010
Commercial	$644	$51	$571	$622	$106	$571
Commercial real estate	1,047	109	777	886	132	1,631
Residential real estate	590	298	—	298	—	97
Construction & land development	683	—	440	440	92	483

Total impaired loans	$2,964	$458	$1,788	$2,246	$330	$2,782

The following table presents the aging of past due and nonaccrual loans as of September 30, 2011 and December 31, 2010 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
September 30, 2011
Commercial	$85,407	$147	$19	$—	$166	$102	$85,675
Commercial real estate	100,933	49	325	—	374	1,692	102,999
Residential real estate	99,465	1,223	94	57	1,374	1,405	102,244
Consumer	6,234	110	26	59	195	—	6,429
Construction & land development	16,236	—	—	—	—	180	16,416

Total Loans	$308,275	$1,529	$464	$116	$2,109	$3,379	$313,763

December 31, 2010
Commercial	$78,235	$63	$160	$58	$281	$24	$78,540
Commercial real estate	100,914	2,156	114	26	2,296	1,619	104,829
Residential real estate	105,593	574	253	601	1,428	1,811	108,832
Consumer	6,580	69	66	—	135	—	6,715
Construction & land development	16,061	3	—	—	3	451	16,515

Total Loans	$307,383	$2,865	$593	$685	$4,143	$3,905	$315,431

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Loans (CONTINUED)

Troubled Debt Restructurings

The Company has troubled debt restructurings of $8.6 million as of September 30, 2011, and $4.1 million as of December 31, 2010, with $525 thousand and $22 thousand of specific reserves allocated as of September 30, 2011 and December 31, 2010 respectively to customers whose loan terms have been modified in troubled debt restructurings. At September 30, 2011 $7.7 million of the loans classified as troubled debt restructurings were performing to modified terms. The remaining $900 thousand were on nonaccrual status.

Loan modifications that are considered troubled debt restructurings completed during the three-month and nine-month periods ended September 30, 2011 were as follows:

For the Three Months Ended September 30, 2011

(Dollars in thousands)	Number of loans restructured	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—
Commercial real estate	1	298	298
Residential	—	—	—
Construction	—	—	—

Total Restructured Loans	1	$298	$298

For the Nine Months Ended September 30, 2011
Commercial	2	$4,440	$4,445
Commercial real estate	—	—	—
Residential	—	—	—
Construction	—	—	—

Total Restructured Loans	2	$4,440	$4,445

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Loans (CONTINUED)

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

Loans that do not meet the criteria for special mention, substandard or doubtful classification, when analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
September 30, 2011
Commercial	$71,305	$7,347	$6,981	$—	$42	$85,675
Commercial real estate	83,422	8,615	4,707	—	6,255	102,999
Residential real estate	1,165		62	—	101,017	102,244
Consumer	—	—	—	—	6,429	6,429
Construction & land development	7,647	4,463	2,638	—	1,668	16,416

Total	$163,539	$20,425	$14,388	$—	$115,411	$313,763

December 31, 2010
Commercial	$65,371	$3,843	$9,252	$—	$74	$78,540
Commercial real estate	78,191	9,982	8,188	—	8,468	104,829
Residential real estate	1,153	—	365	—	107,314	108,832
Consumer	—	—	2	—	6,713	6,715
Construction & land development	11,626	2,905	591	—	1,393	16,515

Total	$156,341	$16,730	$18,398	$—	$123,962	$315,431

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Loans listed as not rated are either less than $275 thousand or are included in groups of homogeneous loans. The following table presents loans that are not rated by class of loans as of September 30, 2011 and December 31, 2010. Non-performing loans include loans past due 90 days and greater and loans on nonaccrual of interest.

(Dollars in thousands)	Performing	Non-Performing	Total
September 30, 2011
Commercial	$42	$—	$42
Commercial real estate	6,255	—	6,255
Residential real estate	99,617	1,400	101,017
Consumer	6,370	59	6,429
Construction & land development	1,659	9	1,668

Total	$113,943	$1,468	$115,411

December 31, 2010
Commercial	$74	$—	$74
Commercial real estate	8,468	—	8,468
Residential real estate	105,201	2,113	107,314
Consumer	6,713	—	6,713
Construction & land development	1,383	10	1,393

Total	$121,839	$2,123	$123,962

Loans serviced for others approximated $49.6 million and $45.1 million at September 30, 2011 and December 31, 2010, respectively.

NOTE 4 – FAIR VALUE MEASUREMENTS

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2011 and December 31, 2010, by level within the fair value hierarchy. No liabilities are carried at fair value. As required by the applicable accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS (CONTINUED)

the active market on which the individual securities are traded. Obligations of U.S. government corporations and agencies, mortgage-backed securities and obligations of states and political subdivisions are valued at observable market data for similar assets.

(Dollars in thousands)	Level I	Level II		Level III	Total
	September 30, 2011
Assets:
Securities available-for-sale
U.S. Teasury security	$100	$		$—	$100
Obligations of U.S. government corporations and agencies			22,065	—	22,065
Mortgage-backed securities in government sponsored entities			46,645	—	46,645
Obligations of states and political subdivisions			13,962	—	13,962
Corporate bonds			2,428	—	2,428

Total debt securities	100		85,100	—	85,200
Equity securities in financial institutions	62		—	—	62

Total available-for-sale securities	$162		$85,100	$—	$85,262

	December 31, 2010
Assets:
Securities available-for-sale
U.S. Teasury security	$100		$—	$—	$100
Obligations of U.S. government corporations and agencies	—		19,711	—	19,711
Mortgage-backed securities in government sponsored entities	—		42,351	—	42,351
Obligations of states and political subdivisions	—		11,994	—	11,994
Corporate bonds	—		992	—	992

Total debt securities	100		75,048	—	75,148
Equity securities in financial institutions	56		—	—	56

Total available-for-sale securities	$156		$75,048	$—	$75,204

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of September 30, 2011, and December 31, 2010, by level within the fair value hierarchy. Impaired loans and other real estate that are collateral dependent are written down to fair value through the establishment of specific reserves. Premises include a building currently used for storage that has been written down to appraised value. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions based on management’s best judgment that are significant inputs to the discounting calculations. As a result, these rights are measured at fair value on a nonrecurring basis and are classified within level III of the fair value hierarchy. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs: and observable inputs employed by certified appraisers for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
	September 30, 2011
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$6,719	$6,719
Other real estate owned	—	—	505	505
Premises	—	—	177	177
Mortgage servicing rights	—	—	157	157

	December 31, 2010
Impaired loans	$—	$—	$1,916	$1,916
Other real estate owned	—	—	36	36
Premises	—	—	200	200
Mortgage servicing rights	—	—	155	155

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of September 30, 2011 and December 31, 2010 are as follows:

	2011		2010
(Dollars in thousands)	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$40,858	$40,858	$48,360	$48,360
Securities	90,725	90,725	80,667	80,667
Loans, net	309,864	315,086	311,616	316,474
Accrued interest receivable	1,258	1,258	1,215	1,215
Financial liabilities:
Deposits	$354,856	$356,703	$353,491	$355,589
Short-term borrowings	32,527	32,527	32,018	32,018
Other borrowings	19,333	20,127	22,909	23,042
Accrued interest payable	155	155	213	213

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

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

The Company also has unrecognized financial instruments at September 30, 2011 and December 31, 2010. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $89 million at September 30, 2011 and $76 million at December 31, 2010. Such amounts are also considered to be the estimated fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – BRANCH ACQUISITION

Effective as of the close of business on October 14, 2011, the Bank completed the branch purchase and assumption of liabilities of two branches of Premier Bank & Trust, National Association, (“Premier”) located in Wooster, Ohio pursuant to the terms of the Office Purchase and Assumption Agreement dated as of June 23, 2011, (the “Purchase Agreement”). Under the terms and conditions of the Purchase Agreement, the Bank acquired the leasehold and owned real estate and fixed assets located at Premier’s two Wooster branches, $9 million in loans, and assumed total deposits of approximately $74 million. The Bank paid a 5% premium on all deposit accounts. As a result of this purchase, the two full-service banking offices of Premier located at 305 West Liberty Street and 3562 Commerce Parkway in Wooster, Ohio, became full-service banking offices of the Bank.

The following table summarizes the book values of the assets acquired and liabilities assumed at the date of the branch acquisition. Fair market value adjustments will be made as additional information becomes available.

(dollars in thousands)	October 14, 2011 (Unaudited)
Assets
Cash and cash equivalents	$60,890
Loans	9,002
Premises and equipment	736
Other assets	27

Total assets acquired	$70,655
Liabilities
Deposits	$74,322
Other liabilities	53

Total liabilities assumed	74,375

Net liabilities assumed	$3,720

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at September 30, 2011 as compared to December 31, 2010, and the consolidated results of operations for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report are not historical facts but rather are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates”, “plans”, “expects”, “believes”, and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services. Other factors not currently anticipated may also materially and adversely affect the Company’s results of operations, cash flows and financial position. There can be no assurance that future results will meet expectations. While the Company believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement.

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as may be required by applicable law.

FINANCIAL CONDITION

Total assets were $457.8 million at September 30, 2011, compared to $457.1 million at December 31, 2010, representing an increase of $0.7 million, or 0.2%. Cash and cash equivalents decreased $7.5 million, or 15.5%, during the nine-month period ended September 30, 2011, primarily as a result of increases in securities. Securities increased $10.1 million, or 12.5%, during the first nine months of 2011 as purchases were made within the US government agency portfolio, mortgage-backed securities issued by government sponsored agencies and tax free political subdivisions. Net loans decreased $1.8 million, or 0.6%, while deposits increased $1.4 million, or 0.4%, during the nine-month period. Short-term borrowings of securities sold under repurchase agreement increased $508 thousand and Federal Home Loan Bank (“FHLB”) advances decreased $3.6 million, during the period as advances matured and required amortized payments were made on outstanding advances at the FHLB.

Net loans decreased $1.8 million, or 0.6%, during the nine-month period ended September 30, 2011. Commercial loans including commercial real estate loans increased $5.4 million, or 2.7%, and home equity lines increased $2.4 million, or 7.0%, over December 31, 2010. Decreases were recognized in real estate mortgage loans of $9.7 million, or 12.8% and consumer installment loans of $328 thousand, or 4.7%. Consumers continued to refinance their mortgage loans for lower long-term rates offered in the secondary market.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses as a percentage of total loans was 1.31% at September 30, 2011, an increase from 1.28% at December 31, 2010. Outstanding loan balances decreased 0.5% to $314 million at September 30, 2011 while net charge-offs of $625 thousand were offset by a provision of $710 thousand to the allowance for loan losses for the nine-months ended September 30, 2011. Non-performing loans decreased $1.1 million or 24% from December 31, 2010, with improvement in both the past-due 90 days and still accruing and the non accrual loan categories.

	September 30,		December 31,		September 30,
(Dollars in thousands)	2011		2010		2010

Non-performing loans	$3,495		$4,589		$5,246
Other real estate	505		36		163
Allowance for loan losses	4,116		4,031		4,407
Total loans	313,980		315,647		316,909
Allowance: loans	1.31%		1.28%		1.39%
Allowance: non-performing loans	1.2	x	0.9	x	0.8	x

The ratio of gross loans to deposits was 88.5% at September 30, 2011, compared to 89.3% at December 31, 2010. The decrease in this ratio is the result of decreases in loan volume and increases in deposits during the nine-months ended September 30, 2011.

The Company had net unrealized gains of $2.3 million within its securities portfolio at September 30, 2011, compared to net unrealized gains of $1.3 million at December 31, 2010. The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. The Company holds two issues of nonagency collateralized mortgage obligations that have paid down to $782 thousand outstanding from an original face value of $5.5 million. The Company has the ability and intent to hold the securities until the recovery of their cost and there is no significant evidence to support an adverse change in expected cash flows. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $86 thousand within the total portfolio as of September 30, 2011, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments detailed above on September 30, 2011, are considered temporary and no impairment loss relating to these securities has been recognized.

Short-term borrowings increased $509 thousand from December 31, 2010 and other borrowings decreased $3.6 million as the Company used cash from interest-earning deposits in other banks to repay required maturities and monthly payments on advances from the FHLB.

Deposits increased $1.4 million, or 0.4% from December 31, 2010 with non-interest bearing deposits increasing $2.0 million and interest-bearing deposit accounts decreasing $0.6 million. By deposit type, increases were recognized in statement savings and passbooks and money market savings accounts for the period ended September 30, 2011.

Total shareholders’ equity amounted to $49.2 million, or 10.7% of total assets, at September 30, 2011, compared to $47.2 million, or 10.3% of total assets, at December 31, 2010. The increase in shareholders’ equity during the nine-months ended September 30, 2011 was due to net income of $2.9 million and an increase in other comprehensive income of $646 thousand. Dividends declared of $1.5 million partially offset the above increases. The Company and its subsidiary bank met all regulatory capital requirements at September 30, 2011.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 30, 2011 and 2010

For the quarter ended September 30, 2011, the Company recorded net income of $999 thousand or $0.37 per share, as compared to net income of $882 thousand, or $0.32 per share for the quarter ended September 30, 2010. The $116 thousand increase in net income for the quarter was a result of securities gains of $237 thousand and net interest income increasing $140 thousand. These gains were partially offset by an increase in noninterest expense of $294 thousand and an increase in the federal income tax provision of $43 thousand. Return on average assets and return on average equity were 0.87% and 8.04%, respectively, for the three-month period of 2011, compared to 0.78% and 7.41%, respectively for 2010.

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended September 30,
	2011		2010
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Due from banks-interest bearing	$28,194	0.21%	$28,266	0.26%
Federal funds sold	101	0.03	251	0.13
Taxable securities	74,486	3.20	68,216	3.87
Tax-exempt securities	12,740	5.15	11,503	4.77
Loans	315,750	5.33	315,355	5.53

Total earning assets	431,271	4.62%	423,591	4.89%
Other assets	23,414		22,508

TOTAL ASSETS	$454,685		$446,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$52,662	0.08%	$50,252	0.08%
Savings deposits	84,903	0.24	74,377	0.32
Time deposits	144,326	1.65	151,199	2.15
Other borrowed funds	53,088	1.47	61,266	2.02

Total interest bearing liabilities	334,979	1.02%	337,094	1.41%
Non-interest bearing demand deposits	68,686		60,261
Other liabilities	1,755		1,531
Shareholders’ Equity	49,265		47,213

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$454,685		$446,099

Taxable equivalent net interest spread		3.60%		3.48%
Taxable equivalent net interest margin		3.83%		3.76%

Interest income for the quarter ended September 30, 2011, was $5.0 million representing a $201 thousand decrease, or a 3.9% decline, compared to the same period in 2010. This decrease was primarily due to average loan yields declining by 0.20% to 5.33% from 5.53% for the quarter ended September 30, 2011 as compared to the third quarter 2010. Additionally, taxable investment yield declined 0.67% to 3.20% for the quarter ended September 30, 2011 as compared to a taxable investment yield of 3.87% for the third quarter ended September 30, 2010. Interest expense for the quarter ended September 30, 2011 was $861 thousand, a decrease of $341 thousand or 28%, from the same period in 2010. The decrease in interest expense occurred primarily due to a decrease of 0.36% in interest rates paid on interest-bearing deposits which decreased from 1.28% in 2010 to 0.92% in 2011.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for loan losses for the quarter ended September 30, 2011 was $240 thousand, compared to a $238 thousand provision for the same quarter in 2010. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Non-interest income for the quarter ended September 30, 2011, was $1.0 million, an increase of $264 thousand, or 33.8%, compared to the same quarter in 2010. Net securities gains increased $237 thousand for third quarter 2011 as compared to the same quarter in 2010. Fees from trust and brokerage services increased $19 thousand to $154 thousand for third quarter 2011 as compared to the same quarter in 2010. Service charges on deposit accounts decreased $10 thousand or 3.5%, as consumers decreased their usage of overdraft products and maintained higher average deposit balances. Debit card interchange income rose $23 thousand, or 17.6%, as consumers increased their usage of the product. The gain on the sale of mortgage loans to the secondary market decreased to $54 thousand for the three month period ended September 30, 2011, from $62 thousand in the three-month period ended September 30, 2010. Refinancing activity increased during third quarter 2011, as fixed interest rates for loans sold on the secondary market reached new lows for the year.

Non-interest expenses for the quarter ended September 30, 2011 increased $243 thousand, or 7.6%, compared to the third quarter of 2010. Salaries and employee benefits increased $105 thousand, or 6.0%. Occupancy and equipment expenses increased $14 thousand in 2011 over the third quarter of 2010. Other expenses rose $163 thousand, or 11%, compared to the third quarter 2010. Included in other expense are branch acquisition costs of $237 thousand that did not occur in 2010 and a reduction in FDIC deposit premium expense for the quarter of $73 thousand to account for the reduction in bank assessments based on total assets less tangible capital.

Federal income tax expense increased $42 thousand, or 10%, for the quarter ended September 30, 2011 as compared to the third quarter of 2010. The provision for income taxes was $444 thousand (effective rate of 30.8%) for the quarter ended September 30, 2011, compared to $402 thousand (effective rate of 31.3%) for the quarter ended September 30, 2010. The increase in the expense resulted from improved income.

RESULTS OF OPERATIONS

Nine-months ended September 30, 2011 and 2010

Net income for the nine-months ended September 30, 2011, was $2.9 million or $1.05 per share, as compared to $2.5 million or $0.93 per share during the same period in 2010. Return on average assets and return on average equity were 0.85% and 7.92%, respectively, for the nine-months ended September 30, 2011, compared to 0.77% and 7.25%, respectively for 2010.

Net interest income improved to $12.1 million for the nine-months ended September 30, 2011, an increase of $456 thousand or 4% from the same period last year. The provision for loan losses decreased $286 thousand, or 29%, during the same comparative period. These improvements were partially offset by higher noninterest expenses for the nine-months ended September 30, 2011, as compared to 2010.

Interest income on loans decreased $226 thousand, or 1.7%, for the nine-months ended September 30, 2011, as compared to the same period in 2010. This decrease was primarily due to an interest rate decrease of 20 basis points for the comparable nine-month periods. Interest income on securities decreased $202 thousand, or 9%, as the yield on taxable securities decreased 76 basis points due to the sale of mortgage-backed securities at a gain in 2010, accelerated payments within the mortgage-backed

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

securities portfolio and calls within the agency portfolio. Average investment balances increased by $7.7 million. Interest income on fed funds sold and interest bearing deposits decreased $10 thousand for the nine-months ended September 30, 2011 as the average fed funds sold volume decreased $4.9 million, compared to the same period in 2010.

Average Balance Sheet and Net Interest Margin Analysis

	For the nine-months ended September 30,
	2011		2010
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate

ASSETS
Due from banks-interest bearing	$23,531	0.24%	$28,290	0.24%
Federal funds sold	93	0.06	240	0.13
Taxable securities	74,050	3.26	68,577	4.02
Tax-exempt securities	12,209	5.14	10,026	5.19
Loans	318,420	5.36	312,943	5.56

Total earning assets	428,303	4.71%	420,076	4.94%
Other assets	23,220		22,514

TOTAL ASSETS	$451,523		$442,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$52,541	0.08%	$51,819	0.08%
Savings deposits	84,014	0.25	73,061	0.39
Time deposits	146,661	1.79	149,504	2.16
Other borrowed funds	52,020	1.61	64,206	2.15

Total interest bearing liabilities	335,236	1.11%	338,590	1.45%
Non-interest bearing demand deposits	66,374		55,677
Other liabilities	1,542		1,486
Shareholders’ Equity	48,371		46,837

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$451,523		$442,590

Taxable equivalent net interest spread		3.60%		3.49%
Taxable equivalent net interest margin		3.85%		3.77%

Interest expense decreased $894 thousand to $2.8 million for the nine-months ended September 30, 2011, compared to the nine-months ended September 30, 2010. Interest expense on deposits decreased $487 thousand, or 18%, from the same period as last year, while interest expense on other borrowings decreased $407 thousand, or 39%. The decrease in interest expense has been caused by lower interest rates being paid across the board on interest-bearing deposit accounts and borrowings. Additionally, during the comparable nine month periods, the Company grew non-interest bearing deposits in 2011. Time deposits continue to renew at lower interest rates, and some depositors have moved monies to savings instruments anticipating higher rate time deposits. Competition for deposits appears to be decreasing from a year ago with larger money center banks reducing the premium paid for term deposits. The net interest margin increased by 8 basis points for the nine-month period ended September 30, 2011, to 3.85%, from 3.77% for the same period in 2010.

The provision for loan losses was $710 thousand during the first nine months of 2011, compared to $996 thousand in the same nine-month period of 2010. The provision or credit for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest income increased $212 thousand, or 8.9%, during the nine-months ended September 30, 2011, as compared to the same period in 2010. The increase in non-interest income was primarily due to increases in trust fees which reflected increases in market values of the custodial assets, as well as increases in brokerage fee commissions in 2011. Debit card interchange income increased $79 thousand, or 22%, a result of increased card usage in 2011. Service charges on deposits decreased $41 thousand from the same period in 2010 as deposit customers curtailed their use of overdraft privilege products in 2011, and have maintained higher average deposit balances offsetting monthly service fees.

Gains on mortgage loans sold in the secondary market remained steady for the first nine months of 2011, as compared to the same period in 2010 as refinance activity and new housing sales remained extremely slow in 2011.

Non-interest expenses increased $478 thousand, or 5%, for the nine-months ended September 30, 2011, compared to the same period in 2010. The bank’s FDIC deposit premium decreased $163 thousand from $417 thousand reflecting a decrease in rate and accrual for the nine-months ended September 30, 2011, as compared to 2010. Salaries and employee benefits increased $312 thousand, or 6%, primarily the result of merit increases and benefit accruals. Professional fees increased $79 thousand, or 17%. Occupancy and equipment expense increased slightly during the first nine-months of 2011, as compared with 2010 increasing $17 thousand or under 2%. Increases were recognized in other expenses, primarily the result of branch acquisition costs of $237 thousand that did not occur in 2010.

The provision for income taxes was $1.3 million (effective rate of 30.8%) for the nine-months ended September 30, 2011, compared to $1.1 million (effective rate of 30.8%) for the nine-months ended September 30, 2010. The increase in the tax rate resulted from improved income.

CAPITAL RESOURCES

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s annual report on Form 10-K for the year ended December 31, 2010, and as of September 30, 2011 the Company and the Bank meet all capital adequacy requirements to which they are subject.

LIQUIDITY

Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $40.9 million at September 30, 2011, a decrease of $7.5 million from $48.4 million at December 31, 2010. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal cash flow and maturities on investments maturing within one year represent 11.8% of total assets as of September 30, 2011 compared to 15.0% of total assets at year-end 2010. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission (the “Commission”) rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2011, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 through 400 basis point changes, in 100 basis point changes, in market interest rates at September 30, 2011 and 100 and 200 basis point changes in market interest rates at December 31, 2010. Due to the current low interest rate environment, particularly for short-term rates, the decreasing change is not calculated.

(Dollars in thousands)
September 30, 2011
	Change in interest rates (basis points)	Net interest income	Dollar change	Percentage change
+	400	16,533	$570	3.6
+	300	16,297	334	2.1
+	200	16,116	153	1.0
+	100	15,990	27	0.2
	0	15,963	—	—
-	100	N/A	N/A	N/A
-	200	N/A	N/A	N/A

December 31, 2010
	Change in interest rates (basis points)	Net interest income	Dollar change	Percentage change
+	200	16,073	$241	1.5
+	100	15,906	74	0.5
	0	15,832	—	—
-	100	N/A	N/A	N/A

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4T – CONTROLS AND PROCEDURES

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that:

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

(c)	the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company and its consolidated subsidiary is made known to them, particularly during the period for which the Company’s periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended September 30, 2011

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal actions that will have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A – RISK FACTORS.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 – (REMOVED AND RESERVED).

ITEM 5 – OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended September 30, 2011

PART II – OTHER INFORMATION

Item 6 – Exhibits:

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 1994).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a for the fiscal year ended December 31, 2008).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof).

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification (filed herewith).

32.1	Section 1350 CEO’s Certification (filed herewith).

32.2	Section 1350 CFO’s Certification (filed herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (iv) Condensed Consolidated Statements of Cash Flows: and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: November 14, 2011	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: November 14, 2011	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer

CSB BANCORP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 1994).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form DEF 14a for the fiscal year ended December 31, 2008).

4.0	Specimen stock certificate (incorporated by reference to the Company’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof).

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification (filed herewith).

32.1	Section 1350 CEO’s Certification (filed herewith).

32.2	Section 1350 CFO’s Certification (filed herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (iv) Condensed Consolidated Statements of Cash Flows: and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.