Form 10-K
period 2011-12-31
CSB BANCORP INC /OH
filed 2012-03-26
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on a share price of $15.50 per share (such price being the last trade price on such date) was $39.1 million.

At March 26, 2012, there were outstanding 2,734,799 of the registrant’s common shares, $6.25 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CSB Bancorp Inc.’s 2011 Annual Report to Shareholders.

Portions of CSB Bancorp Inc.’s Proxy Statement dated March 22, 2012.

PART I

ITEM 1. BUSINESS.

General

CSB Bancorp, Inc. (“CSB”), is a registered financial holding company under the Bank Holding Company Act of 1956, as amended, and was incorporated under the laws of the State of Ohio in 1991. The Commercial and Savings Bank of Millersburg, Ohio (the “Bank”), an Ohio banking corporation chartered in 1879, is a wholly-owned subsidiary of the Company. The Bank is a member of the Federal Reserve system, and its deposits are insured up to the maximum provided by law by the Federal Deposit Insurance Corporation. The primary regulators of the Bank are the Federal Reserve Board and the Ohio Division of Financial Institutions.

Business Overview and Lending Activities

CSB operates primarily through the Bank and its other subsidiaries, providing a wide range of banking, trust, financial and brokerage services to corporate, institutional and individual customers throughout northeast Ohio. The Bank provides retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, night depository facilities, brokerage and trust services.

The Bank provides residential real estate, commercial real estate, commercial and consumer loans to customers located primarily in Holmes, Tuscarawas, Wayne, Stark and portions of surrounding counties in Ohio. The Bank’s market area has historically exhibited relatively stable economic conditions; however, a pronounced slowdown in economic activity has been evident since the latter half of 2008. Unemployment levels in Holmes County have generally been among the lowest in the State of Ohio, while the balance of the Bank’s market area typically experiences unemployment levels similar to the state average. Unemployment in the Bank’s market area peaked during 2010 and has improved steadily thereafter, with average unemployment at December 2011 approximately 20-25% lower than December 2010. Real estate values have experienced moderate declines as a result of the slow recessionary conditions.

Certain risks are involved in providing loans, including, but not limited to, the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan or renews an existing loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, the collateral being used to secure the transaction, the borrower’s character, and other factors. For all commercial loan relationships greater than $275,000, the Bank’s internal credit department performs an annual risk rating review. In addition to this review, an independent outside loan review firm is engaged to review all watch list and adversely classified credits, all commercial loan relationships greater than $750,000, a sample of commercial loan relationships less than $750,000, loans within an industry concentration and a sample of consumer/mortgage loans. In addition, any loan identified as a problem credit by management and/or the external loan review consultants is assigned to the Bank’s “loan watch list,” and is subject to ongoing review by the Bank’s credit department and the assigned loan officer to ensure appropriate action is taken when deterioration has occurred.

Commercial loan rates are variable as well as fixed, and include operating lines of credit and term loans made to small businesses, primarily based on their ability to repay the loan from the cash flow of the business. Business assets such as equipment, accounts receivable and inventory typically secure such loans. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to consumer lending, which includes single-family residences, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances, are generally dependent on the cash flow of the business and thus, may be subject to a greater extent, to adverse conditions in the general economy or in a specific industry. Management reviews the borrower’s cash flows when deciding whether to grant the credit, in order to evaluate whether estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.

Commercial real estate loans are primarily secured by borrower-occupied business real estate and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Commercial real estate loans are generally originated with a loan-to-value ratio of 80% or less. Commercial construction loans are secured by commercial real estate and in most cases the Bank also provides the permanent financing. The Bank monitors advances and the maximum loan to value ratio is typically limited to the lesser of 90% of cost or 80% of appraisal. Management performs much of the same analysis when deciding whether to grant a commercial real estate loan as when deciding whether to grant a commercial loan.

Residential real estate loans carry both fixed and variable rates and are secured by the borrower’s residence. Such loans are made based on the borrower’s ability to make repayment from employment and other income. Management assesses the borrower’s ability and willingness to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 85% or less of the value of the collateral or up to 100% of collateral value with PMI. An appraisal from a qualified real estate appraiser or an evaluation primarily based on tax value is obtained for substantially all loans secured by real estate. Residential construction loans are secured by residential real estate that generally will be occupied by the borrower upon completion. The Bank usually makes the permanent loan at the end of the construction phase. Generally, construction loans are made in amounts of 85% or less of the value of the collateral.

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

Installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Consumer loans for the purchase of new automobiles generally do not exceed 100% of the purchase price of the automobile. Loans for used automobiles generally do not exceed average wholesale or trade-in values as stipulated in a recent auto-industry used-car price guide. Overdraft protection loans are unsecured personal lines of credit to individuals who have demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, absence of collateral. Since these loans are generally repaid from ordinary income of the individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or by a general decline in economic conditions. The Bank assesses the borrower’s ability and willingness to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.

While CSB’s chief decision-makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. For a discussion of CSB’s financial performance for the fiscal year ended December 31, 2011, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

Employees

At December 31, 2011, CSB had 154 employees, 137 of which were employed on a full-time basis. CSB has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Employees are provided a comprehensive benefit program, some of which are contributory. Management considers its employee relations to be good.

Competition

The Bank operates in a highly competitive industry due, in part, to Ohio law permitting statewide branching by banks, savings and loan associations and credit unions. Ohio and federal law also permits nationwide interstate banking. In its primary market area of Holmes, Tuscarawas, Wayne, Stark and surrounding Ohio counties, the Bank competes for new deposit dollars and loans with several other commercial banks, including both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. The Bank believes its presence in the Holmes, Tuscarawas, Wayne and Stark County areas provides the Bank with a competitive advantage due to its ability to make loans and provide services to the local community.

Competition within the financial service industry continues to increase as a result of mergers between, and expansion of, financial service providers within and outside of the Bank’s primary market areas. In addition, the deregulation of the financial services industry (see the discussion of the Gramm-Leach-Bliley Act of 1999 (“GLBA”) in the section of this item captioned “Financial Modernization”) has allowed securities firms and insurance companies that have elected to become financial holding companies to acquire commercial banks and other financial institutions, which can create additional competitive pressure.

Investor Relations

The Company’s website address is www.csb1.com. The Company makes available its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, free of charge on its website as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). The Company also makes available through its website, other reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including its proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as the Company’s Code of Ethics. The Company does not intend for information contained in its website to be incorporated by reference into this Annual Report on Form 10-K.

In addition, the Company’s filings with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports.

Supervision and Regulation of CSB and Subsidiaries

CSB and the Bank are subject to extensive regulation by federal and state regulatory agencies. The regulation of financial holding companies and their subsidiaries by bank regulatory agencies is intended primarily for the protection of consumers, depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders.

CSB is registered with the Federal Reserve Board (“FRB”) as a financial holding company under the Bank Holding Company Act, as amended (the “BHC Act”), and is subject to regulation, examination and supervision by the FRB under the BHC Act. CSB is also subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, as administered by the SEC.

The Bank, as an Ohio state-chartered bank and member of the Federal Reserve System, is subject to regulation, supervision, and examination by the Ohio Division of Financial Institutions and the FRB. Because the Federal Deposit Insurance Corporation (the “FDIC”) insures its deposits, the Bank is also subject to certain regulations of that federal agency. The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and the Bank is subject to deposit insurance assessments to maintain the Deposit Insurance Fund.

The earnings, dividends and other aspects of the operations and activities of CSB and the Bank are affected by state and federal laws and regulations, and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, requirements on maintenance of reserves against deposits, domestic monetary policies of the FRB, United States fiscal and economic policies, international currency regulations and monetary policies, certain restrictions on relationships with many phases of the securities business and capital adequacy and liquidity restraints.

The following information describes selected federal and state statutory and regulatory provisions, that have, or could have, a material impact on the Company’s business. This discussion is qualified in its entirety by reference to the full text of the particular statutory or regulatory provisions. These statutes and regulations are continually under review by the United States Congress and state legislatures and state and federal regulatory agencies. A change in statutes, regulations, or regulatory policies applicable to CSB and its subsidiaries could have a material effect on their respective businesses.

Dodd-Frank Wall Street Reform and Consumer Protection Act

Federal regulators continue to implement many provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Currently, federal regulators are still in the process of drafting the implementing regulations for many portions of the Dodd-Frank Act. The Company is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect the Company and the Bank:

•

the Consumer Financial Protection Bureau has been established and empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

•	the deposit insurance assessment base for federal deposit insurance has been expanded from domestic deposits to average assets minus average tangible equity;

•

the Dodd-Frank Act instructs appropriate federal banking agencies to make the capital requirements for banks and savings and loan holding companies and insured depository institutions countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness;

•

the prohibition on the payment of interest on business demand deposits has been repealed, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

the standard maximum amount of deposit insurance per customer has been permanently increased to $250,000 and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012;

•

financial holding companies, such as the Company, are required to be well-capitalized and well-managed and must continue to be both well-capitalized and well-managed in order to acquire banks located outside their home state;

•

the Dodd-Frank Act extended the application to most bank holding companies of the same leverage and risk-based capital requirements that apply to insured depository institutions, which, among other things, will disallow treatment of trust preferred securities as Tier 1 capital under certain circumstances;

•

new corporate governance requirements, which are generally applicable to most larger public companies, now require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements;

•

the Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	the authority of the FRB to examine financial holding companies and their non-bank subsidiaries was expanded.

Many aspects of the Dodd-Frank Act are still subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its subsidiaries, their respective customers or the financial services industry more generally.

Regulation of Financial Holding Companies

As a bank holding company, which is also designated as a financial holding company under GLBA, CSB’s activities are subject to extensive regulation by the FRB. CSB is required to file reports with the FRB and provide such additional information as the FRB may require, and is subject to regular examination and inspection by the FRB.

The FRB has extensive enforcement authority over financial holding companies, including the ability to assess civil money penalties, issue cease and desist orders and require that a financial holding company divest subsidiaries (including subsidiary banks). The FRB may initiate enforcement actions for violations of laws and regulations, and for unsafe and unsound practices. Under FRB policies, a financial holding company is expected to act as a “source of strength” to its subsidiary banks and to commit resources to support those subsidiary banks. Under this policy, the FRB may require a financial holding company to contribute additional capital to an undercapitalized subsidiary bank.

The BHC Act requires the prior approval of the FRB in cases where a financial holding company proposes to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by it, acquire all or substantially all of the assets of another bank or another financial or bank holding company, or merge or consolidate with any other financial or bank holding company.

The FRB also regulates and provides limitations on transactions between affiliates of a bank holding company, loans to directors and officers of bank affiliates, securities transactions and liability for losses incurred by commonly controlled banks in certain circumstances.

Financial Modernization

Pursuant to GLBA, a bank holding company may become a financial holding company if each of its subsidiary banks is “well-capitalized” under regulatory “prompt corrective action” provisions, is “well-managed,” and has at least a “satisfactory” rating under the Community Reinvestment Act (“CRA”) by filing a declaration with the FRB that the bank holding company wishes to become a financial holding company. CSB has been a financial holding company since 2005. No prior regulatory approval is required for a financial holding company to acquire certain companies, other than banks and savings associations, that are financial in nature as determined by the FRB.

GLBA defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency activities; merchant banking activities; and activities that the FRB has determined to be closely related to banking. Bank subsidiaries of a financial holding company must continue to be well-capitalized and well-managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the subsidiary or subsidiaries. In addition, a financial holding company or a bank subsidiary of a financial holding company may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or bank has a CRA rating of satisfactory or better.

Regulatory Capital

The FRB has adopted risk-based capital guidelines for bank holding companies and state member banks. These capital guidelines are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”). The guidelines provide a systematic analytical framework, which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

Under the guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8%. At least half of the minimum total risk-based capital ratio (4%) must be composed of “Tier 1” risk-based capital, which consists of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities (although the Tier 1 capital treatment of trust preferred securities will be phased out under the Dodd-Frank Act in certain circumstances), less goodwill and certain other intangible assets, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value. The remainder of total risk-based capital (commonly known as “Tier 2” risk-based capital) may consist of certain amounts of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, loan and lease loss allowance and net unrealized gains on certain available-for-sale equity securities, all subject to limitations established by the guidelines.

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

The FRB has also established minimum leverage ratio guidelines for bank holding companies. The FRB guidelines provide for a minimum ratio of Tier 1 capital to average assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles), or “leverage ratio,” of 3% for bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other bank holding companies. The guidelines further provide that bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels.

The FRB’s review of certain bank holding company transactions is affected by whether the applying bank holding company is “well-capitalized.” To be deemed “well-capitalized,” the bank holding company must have a Tier 1 risk-based capital ratio of at least 6%, a leverage ratio of at least 5% and a total risk-based capital ratio of at least 10%, and must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the FRB to meet and maintain a specific capital level for any capital measure.

In 2004, the Basel Committee published a new, more risk-sensitive capital adequacy framework (Basel II) for large, internationally active banking organizations. In December 2007, the federal banking agencies issued final rules making the implementation of certain parts of Basel II mandatory for any bank that has consolidated total assets of at least $250 billion (excluding certain assets) or has consolidated on-balance sheet foreign exposure of at least $10 billion and making it voluntary for other banks. The Dodd-Frank Act requires federal banking regulators to adopt regulations imposing minimum Basel II-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III (discussed below) otherwise would permit lower requirements. In June 2011, the federal banking agencies adopted a rule applicable to only large, internationally active banks requiring their risk-based capital to meet the higher of the minimum requirements under Basel III or under the risk-based capital rules generally applicable to United States banks.

In December 2010 and January 2011, the Basel Committee released a final framework for strengthening international capital and liquidity regulation (Basel III). Basel III, when implemented by the U.S. federal banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

The Basel III final capital framework, among other things: (i) introduces as a new capital measure of “Common Equity Tier 1” (“CET1”); (ii) specifies that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements; (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III will require banks to maintain: (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, which will effectively result in a minimum ratio of CET1 to risk-weighted assets of 7.0%); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% on full implementation); (iii) a minimum ratio of total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally imposed when federal banking agencies determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be in addition to the capital conservation buffer in the range of 0.0% to 2.5% when fully implemented, potentially resulting in total buffers of 2.5% to 5.0%. The countercyclical capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum, but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when applicable) will have constraints imposed on their dividends, equity repurchases and compensation, based on the amount of the shortfall.

The implementation of the Basel III capital framework will commence on January 1, 2013. On that date, banking institutions will be required to maintain 3.5% CET1 to risk weighted assets, 4.5% Tier 1 capital to risk weighted assets and 8.0% total capital to risk-weighted assets.

Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2011.

Prompt Corrective Action

The federal banking agencies have established a system of “prompt corrective action” to resolve certain of the problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”

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

In order to be “well-capitalized,” a bank must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2011, the Bank meets the ratio requirements to be deemed “well-capitalized” according to the guidelines described above. See Note 12 of the Notes to Consolidated Financial Statements located on page 49 of CSB’s 2011 Annual Report, which is incorporated herein by reference.

Federal Deposit Insurance Corporation

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, and the Bank is assessed deposit insurance premiums to maintain the Deposit Insurance Fund. Insurance premiums for each insured institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information deemed by the FDIC to be relevant to the risk posed to the Deposit Insurance Fund by the institution. The assessment rate is then applied to the amount of the institution’s deposits to determine the institution’s insurance premium.

On February 7, 2011, the FDIC approved a final rule that changed the deposit insurance assessment base, as required by the Dodd-Frank Act. As adopted, the final rule changed the deposit insurance assessment base from domestic deposits to average assets minus average tangible equity. In addition, the final rule also adopted a new large-bank pricing assessment scheme and established a target size for the Deposit Insurance Fund. Specifically, the final rule set a target size for the Deposit Insurance Fund at 2 percent of insured deposits and implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The final rule also created a scorecard-based assessment system for banks with more than $10 billion in assets. The final rule went into effect beginning with the second quarter of 2011. The change to the assessment base and assessment rates, as well as the Deposit Insurance Fund restoration time frame, has lowered the Company’s deposit insurance assessment and future assessments should continue to be favorable.

As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, federally-insured institutions. It also may prohibit any federally-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the Deposit Insurance Fund. The FDIC also has the authority to take enforcement actions against insured institutions. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

The monetary policies of the FRB have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy, the money markets and the activities of monetary and fiscal authorities, the Company can make no definitive predictions as to future changes in interest rates, credit availability or deposit levels.

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

Payments of dividends by the Bank are limited by applicable state and federal laws and regulations. The ability of CSB to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends, which may be declared by the Bank. However, the FRB expects CSB to serve as a source of strength for the Bank and may require CSB to retain capital for further investment in the Bank, rather than pay dividends to CSB shareholders. Payment of dividends by the Bank may be restricted at any time at the discretion of its applicable regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting CSB’s ability to pay dividends on its common shares.

The FRB issued a policy statement that provides that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. At December 31, 2011, approximately $5.0 million of the total shareholders’ equity of the Bank was available for payment to CSB without the prior approval of the applicable regulatory authorities. See Note 12 of the “Notes to Consolidated Financial Statements located on page 50 of CSB’s 2011 Annual Report.

Customer Privacy

Under the GLBA, federal banking agencies have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require distribution of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties.

USA Patriot Act

In response to the events of September 11, 2001, the United and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) was signed into law in October, 2001. The Patriot Act gives the federal government powers to address terrorist threats through enhanced security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among federal banking agencies and law enforcement officials. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions to, among other things, establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. The Bank has established policies and procedures that are believed to be compliant with the requirements of the Patriot Act.

Corporate Governance

The Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law on July 30, 2002. SOX contains important requirements for public companies with regard to financial disclosure and corporate governance. In accordance with section 302(a) of SOX, written certifications by CSB’s Chief Executive Officer and Chief Financial Officer are required to certify that CSB’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or fail to state a material fact. CSB has also implemented a program designed to comply with Section 404 of SOX, which includes identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity-level controls and testing of the operating effectiveness of key controls. Provisions of the Dodd-Frank Act provide a permanent exemption for smaller companies which have a public float of less than $75 million, from the SOX attestation requirement by the external accountants on internal controls. CSB is exempt from the requirement for external accountant attestation on internal controls. Management’s assessment of internal controls over financial reporting, which is located on page 22 of the CSB 2011 Annual Report, is incorporated by reference. Other provisions of the Dodd-Frank Act may apply to CSB in the future as various affected Agencies issue new regulations.

Effect of Environmental Regulation

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of CSB or its subsidiaries. CSB believes the nature of the operations of its subsidiaries has little, if any, environmental impact. CSB, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future.

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

Executive and Incentive Compensation

In June 2010, the federal banking agencies issued joint interagency guidance on incentive compensation policies (the “Joint Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

Pursuant to the Joint Guidance, the FRB will review as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as the Company. Such review will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and prompt and effective measures are not being taken to correct the deficiencies.

Future Legislation

Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced by the U.S. Congress, as evidenced by the sweeping reforms in the Dodd-Frank Act adopted in 2010. Such legislation may continue to change banking statutes and the operating environment of CSB and its subsidiaries in substantial and unpredictable ways, and could significantly increase or decrease costs of doing business, limit or expand permissible activities or affect the competitive balance among financial institutions. With the enactment of the Dodd-Frank Act and the continuing implementation of final rules and regulations thereunder, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable.

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the SEC’s Industry Guide 3 “Statistical Disclosures by Bank Holding Companies,” or a specific reference as to the location of required disclosures in the Company’s 2011 Annual Report.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The information set forth under the heading “Average Balance Sheets and Net Interest Margin Analysis” located on page 11 of the Company’s 2011 Annual Report and is incorporated by reference herein.

The information set forth under the heading “Rate/Volume Analysis of Changes in Income and Expense” located on page 12 of the Company’s 2011 Annual Report and is incorporated by reference herein.

Investment Portfolio

The following is a schedule of the carrying value of securities at December 31:

(Dollars in thousands)	2011	2010	2009
Securities available-for-sale, at fair value
U.S. Treasury securities	$100	$100	$100
U.S. Government corporations and agencies	28,323	19,711	14,033
Mortgage-backed securities	76,332	42,351	51,358
Obligations of states and political subdivisions	14,880	11,994	9,614
Equity securities	61	56	53
Corporate bonds	3,330	992	—

Total	$123,026	$75,204	$75,158

The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2011:

	One Year or Less		After One Year Through Five Years		Maturing After Five Years Through Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
Available for sale:
U.S. Treasury	$100	0.28%	$—	—%	$—	—%	$—	—%	$100	0.28%
U.S. Government corporations and agencies	—	—	2,000	0.79	10,127	2.11	16,136	2.14	28,263	2.03
Mortgage-backed securities	57	1.76	642	4.63	3,593	4.11	70,542	2.86	74,834	2.93
Obligations of states and political subdivisions	500	2.64	4,890	5.22	6,773	4.94	1,985	5.55	14,148	5.04

Corporate bonds	—	—	3,445	2.84	—	—	—	—	3,445	2.84

Total	$657	2.21%	$10,977	3.63%	$20,493	3.40%	$88,663	2.79%	$120,790	2.97%

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

Loan Portfolio

Total loans on the balance sheet are comprised of the following classifications at December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
Commercial	$89,828	$78,540	$69,351	$61,859	$46,000
Commercial real estate	106,332	104,829	107,794	109,284	97,985
Residential real estate	103,518	108,832	114,882	125,149	92,085
Construction and land development	18,061	16,515	13,761	11,239	11,701
Installment and credit card	6,216	6,715	7,464	8,677	8,862

Total loans	$323,955	$315,431	$313,252	$316,208	$256,633

The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding real estate mortgage and installment loans, as of December 31, 2011:

	Maturing
(Dollars in thousands)	One Year or Less	One Through Five Years	After Five Years	Total
Commercial	$46,937	$18,339	$24,552	$89,828
Commercial real estate	3,614	11,525	91,193	106,332
Construction and land development	5,283	617	12,161	18,061

Total	$55,834	$30,481	$127,906	$214,221

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and real estate construction loans due after one year from December 31, 2011.

(Dollars in thousands)	Fixed Rate	Variable Rate
Total commercial, commercial real estate and construction and land development loans due after one year	$19,595	$138,792

The following schedule summarizes nonaccrual, past due and restructured loans.

(Dollars in thousands)	2011	2010	2009	2008	2007
Loans accounted for on a nonaccrual basis	$2,908	$3,905	$3,786	$2,227	$427

Accruing loans that are contractually past due 90 days or more as to interest or principal payments	581	685	355	416	144

Totals	$3,489	$4,590	$4,141	$2,643	$571

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

Information regarding impaired loans at December 31 is as follows:

(Dollars in thousands)	2011	2010	2009
Loans accounted for under ASC Topic 310	$—	$440	$874
Balance of impaired loans	7,263	1,806	1,205
Less portion for which no allowance for loan loss is allocated	—	458	181
Portion of impaired loan balance for which an allowance for loan losses is allocated	7,263	1,788	1,898
Portion of allowance for loan losses allocated to the impaired loan balance at December 31	522	330	343

For the year ended December 31, 2011, interest income recognized on impaired loans amounted to $169 thousand, while $190 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2010, interest income recognized on impaired loans amounted to $2 thousand, while $175 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2009, interest income recognized on impaired loans amounted to $17 thousand while $114 thousand would have been recognized had the loans been performing under their contractual terms.

Impaired loans are comprised of commercial and commercial real estate loans, and are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans.

Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first-mortgage loans secured by one to four-family residences, residential construction loans, automobile loans, home equity loans and second-mortgage loans. Such loans are included in nonaccrual and past due disclosures above, but not in the impaired loan totals. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

At December 31, 2011, no loans were identified that management has serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in in the tables set forth above. On a monthly basis, the Company internally classifies certain loans based on various factors. At December 31, 2011, these amounts, including impaired and nonperforming loans, amounted to $16.4 million of substandard loans and $0 doubtful loans.

There were no foreign outstandings during any period presented.

As of December 31, 2011, there are no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in the loan portfolio table set forth above.

As of December 31, 2011, there are no other interest-bearing assets required to be disclosed if such assets were loans.

Summary Of Loan Loss Experience

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
LOANS
Average loans outstanding during period	$318,781	$313,549	$317,254	$262,933	$241,979

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$4,031	$4,060	$3,394	$2,586	$2,607
Loans charged-off:
Commercial	(528)	(622)	(320)	(55)	(146)
Commercial real estate	(68)	(187)	(254)	(10)	(333)
Residential real estate	(297)	(488)	(177)	(19)	(34)
Consumer	(121)	(92)	(134)	(70)	(100)

Total loans charged-off	(1,014)	(1,389)	(885)	(154)	(613)

Recoveries of loans previously charged-off:
Commercial	38	93	55	6	43
Commercial real estate	—	—	86	4	—
Residential real estate	19	—	—	10	9
Consumer	58	32	73	151	68

Total loan recoveries	115	125	214	171	120

Net loans (charged-off) recovered	(899)	(1,264)	(671)	17	(493)
Provision charged to operating expense	950	1,235	1,337	333	472
Addition from acquisition	—	—	—	458	—

Balance at end of period	$4,082	$4,031	$4,060	$3,394	$2,586

Ratio of net charge-offs (recoveries) to average loans outstanding for period	0.28%	0.40%	0.21%	(0.01)%	0.20%

The allowance for loan losses balance and provision charged to expense are determined by management based on periodic reviews of the loan portfolio, past loan loss experience, economic conditions and various other circumstances subject to change over time. In making this judgment, management reviews selected large loans, as well as impaired loans, other delinquent, nonaccrual and problem loans and loans to industries experiencing economic difficulties. The collectability of these loans is evaluated after considering current operating results and financial position of the borrower, estimated market value of collateral, guarantees and the Company’s collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and amount of such loss are formed on these loans, as well as other loans taken together.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios. While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-offs that occur.

	----- Allocation of the Allowance for Loan Losses ----- (Dollars in thousands)
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
Commercial	$1,024	27.73%	$1,179	24.90%	$1,031	22.14%	$716	19.56%	$454	17.93%
Commercial real estate	1,673	32.82	1,183	33.23	1,338	34.41	1,058	34.56	1,012	38.18
Residential real estate	894	31.95	1,057	34.50	1,140	36.68	1,244	39.58	666	35.88
Construction & land development	180	5.58	213	5.24	246	4.39	111	3.56	104	4.56
Installment and credit card	78	1.92	80	2.13	77	2.38	94	2.74	96	3.45
Unallocated	233		319		228		171		254

Total	$4,082	100.00%	$4,031	100.00%	$4,060	100.00%	$3,394	100.00%	$2,586	100.00%

Deposits

The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average Amounts Outstanding Year ended December 31			Average Rate Paid Year ended December 31
(Dollars in thousands)	2011	2010	2009	2011	2010	2009
Noninterest-bearing demand	$70,543	$58,601	$46,388	N/A	N/A	N/A
Interest-bearing demand deposits	53,896	51,990	46,107	0.08%	0.08%	0.10%
Savings deposits	91,232	73,694	58,672	0.25	0.34	0.42
Time deposits	152,194	149,788	153,735	1.70	2.15	2.61

Total deposits	$367,865	$334,073	$304,902

The Bank does not have any material deposits by foreign depositors.

The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2011:

(Dollars in thousands)
Three months or less	$11,837
Over three through six months	4,840
Over six through twelve months	11,178
Over twelve months	32,235

Total	$60,090

Return On Equity and Assets

	2011	2010	2009
Return on average assets	0.78%	0.78%	0.79%
Return on average shareholders’ equity	7.57	7.43	7.51
Dividend payout ratio	53.40	56.32	58.06
Average shareholders’ equity to average assets	10.33	10.56	10.57

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, short-term advances through Federal Home Loan Bank and federal funds purchased. Securities sold under agreements to repurchase generally mature one (1) day from the transaction date. Federal funds purchased generally have overnight terms. Information concerning short-term borrowings is summarized as follows:

(Dollars in thousands)	2011	2010	2009
Securities sold under agreements to repurchase, federal funds purchased and short-term advances at period-end	$37,073	$32,018	$28,764
Weighted average interest rate at period-end	0.25%	0.55%	0.76%
Maximum outstanding at any month-end during the year	37,073	33,629	30,164
Average amount outstanding	32,577	29,700	25,444
Weighted average rates during the year	0.43%	0.68%	1.06%

ITEM 1A. RISK FACTORS.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate”, “estimates”, “may”, “feels”, “expects”, “believes”, “plans”, “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of the Company and or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the SEC, including without limitation the risk factors disclosed in this Annual Report on Form 10-K.

Other factors not currently anticipated may also materially and adversely affect on the Company’s business, financial condition, results of operations or cash flows. There can be no assurance that future results will meet expectations. While the Company believes that the forward-looking statements in this Annual Report on Form 10-K are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. The Company does not undertake, and expressly disclaims, any obligation to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Risks Relating to Economic and Market Conditions

Difficult market conditions and economic trends have adversely affected the financial services industry and the Company’s business.

Beginning in the latter half of 2007 through 2009, the U.S. economy was in recession and business activity across a wide range of industries and regions in the U. S. was greatly reduced. Although economic conditions have improved, certain sectors, such as real estate and manufacturing, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to lower consumer spending and decreased liquidity in the credit markets.

Market conditions have also led to the failure and merger of a number of financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization levels and of the Deposit Insurance Fund, which has led to a significant increase in deposit insurance premiums paid by financial institutions.

The Company’s success depends, to a certain extent, upon local and national economic and political conditions as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Company’s control may adversely affect asset quality, deposit levels and loan demand and, therefore, the Company’s earnings. Because the Company has a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and the Company’s ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings. If during a period of reduced real estate values, the Company is required to liquidate the collateral securing loans to satisfy the debt or to increase its allowance for loan losses, it could materially reduce the Company’s profitability and adversely affect its financial condition. The substantial majority of the Company’s loans are to individuals and businesses located in Holmes, Tuscarawas, Wayne and Stark Counties in Ohio. Consequently, further significant declines in north central Ohio could have a material adverse effect on the Company’s business, financial condition or results of operations.

Changes in interest rates could adversely affect income and financial condition.

The Company’s earnings and financial condition are substantially dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Market interest rates are largely beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB. Changes in interest rates will influence the origination of loans, the purchase of investments and the level of prepayments on the Company’s loans and the receipt of payments on mortgage-backed securities resulting in fluctuations of income and cash flow. Changes in interest rates also can affect the value of loans, securities, mortgage servicing rights and assets under management. Although fluctuations in market interest rates are neither completely predictable nor controllable, the Company’s Asset Liability Committee (ALCO) meets periodically to monitor the Company’s interest rate sensitivity position and oversee the Company’s financial risk management by establishing policies and operating limits. If short-term interest rates remain at their historically low levels for a prolonged period of time the Company’s interest-earning assets could continue to reprice downward while the Company’s interest-bearing liability rates, especially customer deposit rates, could remain at current levels. During 2011, the Company’s net interest margin and spread tightened as the rate environment remained low, cash increased with a branch acquisition and was redeployed in low interest rate investments and market competition for loan growth through lower pricing accelerated. For more information, see Item 7a. Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K, which summarizes the Company’s exposure to interest rate risk.

Defaults by another larger financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Company and its subsidiaries interact on a daily basis, and therefore could adversely affect the Company’s business, financial condition or results of operations.

Risks Related to the Company’s Business

The Company’s exposure to credit risk could adversely affect its earnings and financial condition.

Credit Risk is the risk of losing principal and interest income because borrowers fail to repay loans. The Company’s earnings may be negatively impacted if it fails to manage credit risk, as the origination of loans is an integral part of the Company’s business. Factors which may affect the ability of borrowers to repay loans include a slowing of the local economy in which the Company operates, a downturn in one or more business sectors in which the Company’s customers operate or a rapid increase in interest rates. All of the Company’s loan portfolios, particularly commercial real estate loans, may continue to be affected by the sustained economic weakness of the Company’s north central Ohio market and the impact of higher unemployment rates. There has been a slowdown in the housing market across the Company’s footprint, reflecting declining prices and excess inventories of houses to be sold. Further declines in home values and the reduced levels of home sales in the Company’s market may continue to have a negative effect on the Company’s business, financial condition or results of operation.

The Company’s allowance for loan losses may be insufficient.

The Company maintains an allowance for loan losses that it believes is a reasonable estimate of known and inherent losses within the loan portfolio. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company’s control, and these losses may exceed current estimates. The Company cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If the Company’s assumptions prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the Company’s loan portfolio, resulting in additions to the allowance. Excessive loan losses and significant additions to the Company’s allowance for loan losses could have a material adverse impact on the Company’s business, financial condition and results of operations. In addition, bank regulators periodically review the Company’s allowance for loan losses and may require the Company to increase its provision for loan losses or recognize further loan charge-offs. Any such increase in the Company’s allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company has significant exposure to risks associated with commercial loans.

As of December 31, 2011, approximately 61% of the Company’s loan portfolio consisted of commercial loans. Commercial loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business. These loans are more likely to be adversely affected by weak conditions in the economy. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and consumer loans, indicating higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and a reduction in interest income. An increase in nonperforming loans could result in an increase in the provision for loans losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to liquidity risk.

The Company requires liquidity to meet its deposit and debt obligations as they come due. The Company’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or economy generally. Factors that could reduce its access to liquidity sources include a downturn in the north central Ohio market, difficult credit markets or adverse regulatory actions. The Company’s access to deposits may also be affected by the liquidity needs of its depositors. In particular, a substantial majority of the Company’s liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame. Although the Company historically has been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future, especially if a large number of its depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company’s business strategy includes planned growth. The Company’s financial condition and results of operations could be negatively affected if the Company fails to grow or fails to manage its growth effectively.

The Company’s ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, its ability to integrate acquisitions and manage growth and the Company’s ability to raise capital. While the Company believes it has the management resources and systems in place to successfully manage future growth, there can be no assurance that growth opportunities will be available.

Failure to manage the Company’s growth effectively could have a material adverse effect on its business, future prospects, financial condition or results of operations and could adversely affect the Company’s ability to successfully implement its business strategy.

The Company may need to raise capital in the future, but capital may not be available when needed or at acceptable terms.

Federal and state banking regulators require the Company and the Bank to maintain adequate levels of capital to support its operations. In addition, in the future the Company may need to raise additional capital to support its business or to finance acquisitions, if any, or the Company may otherwise elect to raise additional capital in anticipation of future growth opportunities. Many financial institutions have sought to raise considerable amounts of capital in recent years in response to deterioration in their results of operations and financial condition. Such overall market demand for capital may diminish the Company’s ability to raise additional capital if and when it is needed.

The Company’s ability to raise additional capital for parent company or the banking subsidiary needs will depend on conditions at that time in the capital markets, overall economic conditions, CSB’s financial performance and condition, and other factors, many of which are outside our control. There is no assurance that, if needed, CSB will be able to raise additional capital on favorable terms or at all. An inability to raise additional capital may have a material adverse effect on our ability to expand operations, and on our financial condition, results of operations and future prospects.

Strong competition within the market in which the Company operates could reduce its ability to attract and retain business.

The Company will need to adjust to competition in both originating loans and attracting deposits. Competition in the financial services industry is intense, as the Company competes with securities dealers, finance and insurance companies, mortgage brokers and investment advisors. As a result of their size and ability to achieve economies of scale, certain of the Company’s competitors offer a broader range of products and services than it can offer. The Company’s ability to achieve its financial objectives will depend on its ability to deliver or expand product delivery systems and changes in technology required by customers. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business.

As part of the Company’s business, it collects, processes and retains sensitive and confidential client and customer information on behalf of the Company’s subsidiaries and other third parties. Despite the security measures the Company has in place, its facilities and systems, and those of the Company’s third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to the Company or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by the Company or by its vendors, could severely damage the Company’s reputation, expose it to the risks of litigation and liability or disrupt the Company’s operations and may have a material adverse effect on the Company’s business.

The Company may not be able to attract and retain skilled people.

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities in which the Company engages can be intense, and the Company may not be able to retain or hire the people it wants or needs. In order to attract and retain qualified employees, the Company must compensate them at market levels. If the Company is unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, the Company’s performance, including its competitive position, could suffer, and, in turn, adversely affect the Company’s business, financial condition or results of operations.

The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent the Company requires such dividends in the future, may affect its ability to pay dividends or repurchase its stock.

As a financial holding company, the Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank provide a significant source of capital for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. The FRB issued a policy statement that provides that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. It is possible, depending upon the financial condition of the Bank and other factors, that the Ohio Division of Financial Institutions, as the Bank’s primary regulator, could assert that the payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to pay its obligations as they become due, repurchase its stock, or pay dividends on its common stock. Consequently, the potential inability to receive dividends from the Bank could adversely affect the Company’s business, financial condition, results of operations or prospects.

The trading volume and price of the Company’s common shares can be volatile.

The Company’s common shares are very thinly traded and, therefore, susceptible to price swings. The Company’s common shares are traded on the Over the Counter Bulletin Board under the symbol “CSBB.ob;” however, the investment community does not actively follow the Company’s common shares. Given the lower trading volume of the Company’s common shares, significant sales of the Company’s common shares, or the expectation of significant sales, could cause the Company’s share price to fall.

Risks Related to the Legal and Regulatory Environment

Legislative or regulatory changes or actions, or significant litigation, could adversely impact the Company or the businesses in which it is engaged.

The financial services industry is extensively regulated. The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the Deposit Insurance Fund, and not to benefit the Company’s shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Company or its ability to increase the value of its business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by an institution and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defending the Company’s business and may lead to penalties that materially affect the Company and its shareholders.

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

The FDIC maintains the Deposit Insurance Fund to resolve the cost of bank failures. Since 2007, the number of bank failures has increased significantly, which dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. Also during this period, the FDIC and the U.S. Congress instituted two programs to further insure customer deposits at FDIC-member banks: (i) deposit accounts are now insured up to $250,000 per customer (up from $100,000); and (ii) non-interest bearing transactional accounts are fully insured (unlimited coverage) through December 31, 2012. These actions have placed additional stress on the Deposit Insurance Fund.

Since late 2008, the FDIC has taken various actions intended to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund. These actions have included increasing assessment rates for all insured institutions, requiring riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels, imposing special assessments and requiring insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and full years 2010 through 2012. In addition, on February 7, 2011, the FDIC approved a final rule that changed the deposit insurance assessment base and assessment rate schedule, adopted a new large-bank pricing assessment scheme and set a target size for the Deposit Insurance Fund. The rule, as mandated by the Dodd-Frank Act, finalized a target size for the Deposit Insurance Fund at 2 percent of insured deposits. The final rule went into effect beginning with the second quarter of 2011.

The Company has a limited ability to control the amount of premiums we are required to pay for FDIC insurance. If there are additional financial institution failures or other significant legislative or regulatory changes, the FDIC may be required to increase assessment rates or take actions similar to those taken during 2009. Increases in FDIC insurance assessment rates may materially adversely affect the Company’s business, financial condition or results of operations.

The recently enacted Dodd-Frank Act may adversely impact the Company’s business, financial condition or results of operations.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the U.S. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies do business. A detailed discussion regarding the Dodd-Frank Act can be found under the caption “Dodd-Frank Act” in Item 1 of this Annual Report on Form 10-K.

Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal regulators. The Company is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with all new or revised laws and regulations. While the ultimate effect of the Dodd-Frank Act cannot currently be determined, the law and its implementing rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on the Bank’s operations, all of which may have a material adverse affect on the Company’s business, financial condition or results of operations.

The recent repeal of federal prohibitions on the payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions have commenced offering interest on demand deposits to compete for clients. The Company does not yet know what interest rates other institutions may offer as market interest rates increase. The Company’s interest expense will increase and its net interest margin will decrease if the Company begins offering interest on demand deposits to attract new customers or maintain current customers, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Environmental liability associated with commercial lending could have a material adverse effect on our business, financial condition or results of operations.

A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage.

Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company may be a defendant from time to time in the future in a variety of litigation and other actions, which could have a material adverse effect on its business, financial condition or results of operations.

The Company and its subsidiaries may be involved from time to time in the future in a variety of litigation arising out of its business. The Company’s insurance may not cover all claims that may be asserted against it, and any claims asserted against the Company, regardless of merit or eventual outcome, may harm its reputation. Should the ultimate judgments or settlements in any litigation exceed the Company’s insurance coverage, it could have a material adverse effect on the Company’s business, financial condition or results of operations. In addition, the Company may not be able to obtain appropriate types or levels of insurance in the future, nor may the Company be able to obtain adequate replacement policies with acceptable terms, if at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Bank operates sixteen banking centers as noted below:

Location	Banking Center	Other Property	Address	Owned	Leased
Walnut Creek	X		4980 Old Pump Street, Walnut Creek, Ohio 44687	X
Winesburg	X		2225 U.S. 62, Winesburg, Ohio 44690	X
Sugarcreek	X		127 South Broadway, Sugarcreek, Ohio 44681	X
Charm	X		4440 C.R.70, Charm, Ohio 44617		X
Clinton Commons	X		2102 Glen Drive, Millersburg, Ohio 44654		X
Berlin	X		4587 S.R.39 Suite B, Berlin, Ohio 44610		X
South Clay	X		91 South Clay Street, Millersburg, Ohio 44654	X
Shreve	X		333 West South Street, Shreve, Ohio 44676	X
Orrville	X		461 Wadsworth Road, Orrville, Ohio 44667		X
Orrville	X		330 West High Street, Orrville, Ohio 44667		X
Operations Center	X		91North Clay Street, Millersburg, Ohio 44654	X
Gnadenhutten	X		100 South Walnut Street, Gnadenhutten, Ohio 44629	X
New Philadelphia	X		635 West High Avenue, New Philadelphia, Ohio 44663	X
North Canton	X		1210 North Main Street, North Canton, Ohio 44720	X
Wooster	X		305 West Liberty Street, Wooster, Ohio 44691		X
Wooster	X		3562 Commerce Parkway, Wooster, Ohio 44691	X

The Bank considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. All properties owned by the Bank are unencumbered by any mortgage or security interest and in management’s opinion, are adequately insured.

ITEM 3. LEGAL PROCEEDINGS.

In the normal course of business, CSB is subject to pending and threatened legal actions, including claims for which material relief or damages sought are substantial. Although CSB is not able to predict the outcome of such actions, after reviewing pending and threatened actions, management believes that the outcome of any or all such actions will not have a material adverse effect on the results of operations or shareholders’ equity of CSB. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of CSB is a party or has a material interest that is adverse to CSB or the Bank. None of the routine litigation in which CSB or the Bank is involved, is expected to have a material adverse impact on the financial position or results of operations of CSB or the Bank.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information contained in the section captioned “Common Stock and Shareholder Information” on page 21 of the Annual Report is incorporated herein by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plan
October 1, 2011 to October 31, 2011	—	—	—	41,471
November 1, 2011 to November 30, 2011	—	—	—	41,471
December 1, 2011 to December 31, 2011	—	—	—	41,471

On July 7, 2005 CSB filed a Current Report on Form 8-K with the SEC announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions.

PERFORMANCE GRAPH

The following graph compares the yearly stock change and the cumulative total shareholder return on CSB’s Common Shares during the five-year period ended December 31, 2011, with the cumulative total return on the Standard and Poor’s 500 Stock Index and the NASDAQ Community Bank Stock Index. The comparison assumes $100 was invested on December 31, 2006 in CSB’s Common Shares and in each of the indicated indices and assumes reinvestment of dividends.

	2006	2007	2008	2009	2010	2011
CSBB	$100	$97	$86	$92	$98	$111
S & P 500	100	106	66	84	97	99
NASDAQ Bank	100	77	64	52	58	54

ITEM 6. SELECTED FINANCIAL DATA.

Information contained in the section captioned “Selected Financial Data” on page 9 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information contained in the section captioned “2011 Financial Review” on pages 8 through 21 of the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information contained in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” on pages 18-19 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information contained in the consolidated financial statements and related notes and the Report of Independent Registered Public Accounting Firm thereon, on pages 23 through 55 of the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

With the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) was performed, as of the end of the period covered by this Annual Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules there under.

Management’s Report on Internal Control over Financial Reporting

Management’s Assessment of Internal Control over Financial Reporting is contained in the consolidated financial statements and related notes on page 22 of the Annual Report and is incorporated herein by reference. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this filing.

Changes In Internal Control Over Financial Reporting

There have been no significant changes during the quarter ended December 31, 2011, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 25, 2012 (the “2012 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 – Election of Directors” in the Company’s definitive proxy statement relating to the 2012 Annual Meeting to be filed with the SEC (“2012 Proxy Statement”). The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the information to be included under the caption “Executive Officers” in the 2012 Proxy Statement.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its senior financial officers, including the Chief Executive Officer and Chief Financial Officer. The Company has posted its Code of Ethics on its website at www.csb1.com. The Company plans to satisfy SEC disclosure requirements regarding any amendments to, or waiver of, the Code of Ethics relating to its Chief Executive Officer or Chief Financial Officer, and persons performing similar functions, by posting such information on the Company’s website or by making any necessary filings with the SEC. Any person may receive a copy of our Code of Ethics free of charge upon request.

Procedures for Recommending Directors Nominees.

Information concerning the procedures by which shareholders may recommend nominees to the Company’s Board of Directors is incorporated herein by reference from the information to be included under the caption “Shareholder Nominations” in 2012 Proxy Statement. These procedures have not materially changed from those described in CSB’s definitive proxy materials for the 2011 Annual Meeting of Shareholders.

Audit Committee.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Membership and Meetings of the Board and its Committees” and “Committees of the Board of Directors – Audit Committee” in the 2012 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in the 2012 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Committee Interlocks and Insider Participation” in the 2012 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	26,716	$17.32	173,284
Equity compensation plans not approved by stockholders	—	—	—
Total	26,716	$17.32	173,284

Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2012 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2012 Proxy Statement. There were no relationships where transactions exceeded $120,000 for the year ended December 31, 2011.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Membership and Meetings of the Board and its Committees” in the 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Audit Committee Procedures for Pre-Approval of Services by the Independent Public Accounting Firm” in the 2012 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The Consolidated Financial Statements (and report thereon) listed below are incorporated by reference from CSB Bancorp, Inc.’s 2011 Annual Report as noted:

•	Report of Independent Registered Public Accounting Firm (S.R. Snodgrass) – pg. 23.

•	Consolidated Balance Sheets at December 31, 2011 and 2010 – pg. 24.

•	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009 – pg. 25.

•	Consolidated Statements of Shareholders’ Equity – pg. 26.

•	Consolidated Statements of Cash flows for the years ended December 31, 2011, 2010 and 2009 – pgs. 27-28.

•	Notes to Consolidated Financial Statements – pgs. 29-55.

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

(a)(3) Exhibits

The documents listed below are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a for the Fiscal Year ended December 31, 2008).

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

10	Amended and Restated Separation Agreement and General Release between Rick L. Ginther and The Commercial and Savings Bank of Millersburg, Ohio.

13	CSB Bancorp, Inc. 2011 Annual Report to Shareholders

21	Subsidiaries of CSB Bancorp, Inc.

23.1	Consent of S.R. Snodgrass, A.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	The following materials from CSB’s 2011 Annual Report to Shareholders formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Shareholders’ Equity: (iv) Consolidated Statements of Cash Flows: and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

/s/ Eddie L. Steiner

Date: March 26, 2012	Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2012.

Signatures	Title

/s/ Eddie L. Steiner	President and Chief Executive Officer
Eddie L. Steiner

/s/ Paula J. Meiler	Senior Vice President and Chief Financial Officer
Paula J. Meiler

/s/ Pamela S. Basinger	Vice President and Principal Accounting Officer
Pamela S. Basinger

/s/ Robert K. Baker	Director
Robert K. Baker

/s/ Ronald E. Holtman	Director
Ronald E. Holtman

/s/ J. Thomas Lang	Director
J. Thomas Lang

/s/ Daniel J. Miller	Director
Daniel J. Miller

/s/ Jeffery A. Robb, Sr.	Director
Jeffery A. Robb, Sr.

/s/ John R. Waltman	Director
John R. Waltman

INDEX TO EXHIBITS

Exhibit Number	Description of Document	Sequential Page

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to Registrant’s 1994 Form 10-KSB).	N/A

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to Registrant’s 1998 Form 10-K).	N/A

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a for the Fiscal Year ended December 31, 2008).	N/A

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).	N/A

10	Amended and Restated Separation Agreement and General Release between Rick L. Ginther and The Commercial and Savings Bank of Millersburg, Ohio.	N/A

13	CSB Bancorp, Inc. 2011 Annual Report to Shareholders	N/A

21	Subsidiaries of CSB Bancorp, Inc.	N/A

23.1	Consent of S.R. Snodgrass, A.C.	N/A

31.1	Section 302 Certification of Chief Executive Officer	N/A

31.2	Section 302 Certification of Chief Financial Officer	N/A

32.1	Section 906 Certification of Chief Executive Officer	N/A

32.2	Section 906 Certification of Chief Financial Officer	N/A

101	The following materials from CSB’s 2011 Annual Report to Shareholders formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Shareholders’ Equity: (iv) Consolidated Statements of Cash Flows: and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.	N/A