Form 10-Q
period 2012-03-31
CSB BANCORP INC /OH
filed 2012-05-14
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at May 14, 2012: 2,734,799 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED March 31, 2012

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents
Cash and due from banks	$12,855	$12,519
Interest-earning deposits in other banks	67,026	69,739

Total cash and cash equivalents	79,881	82,258

Securities
Available-for-sale, at fair value	122,639	123,026
Restricted stock, at cost	5,463	5,463

Total securities	128,102	128,489

Loans held for sale	461	—
Loans	331,353	324,182
Less allowance for loan losses	4,246	4,082

Net loans	327,107	320,100

Premises and equipment, net	8,413	8,513
Core deposit intangible	1,001	1,034
Goodwill	4,728	4,728
Bank-owned life insurance	8,113	3,068
Accrued interest receivable and other assets	2,997	3,043

TOTAL ASSETS	$560,803	$551,233

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$87,271	$85,890
Interest-bearing	362,936	357,663

Total deposits	450,207	443,553

Short-term borrowings	41,717	37,073
Other borrowings	17,009	19,161
Accrued interest payable and other liabilities	1,952	2,017

Total liabilities	510,885	501,804

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,734,799 shares in 2012 and 2011	18,629	18,629
Additional paid-in capital	9,994	9,994
Retained earnings	24,954	24,391
Treasury stock at cost—245,803 shares in 2012 and 2011	(5,015)	(5,015)
Accumulated other comprehensive income	1,356	1,430

Total shareholders’ equity	49,918	49,429

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$560,803	$551,233

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2012	2011
INTEREST AND DIVIDEND INCOME
Loans, including fees	$4,252	$4,236
Taxable securities	729	595
Nontaxable securities	112	98
Other	39	17

Total interest and dividend income	5,132	4,946

INTEREST EXPENSE
Deposits	640	786
Short-term borrowings	24	42
Other borrowings	155	184

Total interest expense	819	1,012

NET INTEREST INCOME	4,313	3,934

PROVISION FOR LOAN LOSSES	206	280

Net interest income, after provision for loan losses	4,107	3,654

NONINTEREST INCOME
Service charges on deposit accounts	308	245
Trust services	161	160
Debit card interchange fees	194	138
Gain on sale of loans, net	56	70
Other	229	146

Total noninterest income	948	759

NONINTEREST EXPENSES
Salaries and employee benefits	1,963	1,763
Occupancy expense	246	219
Equipment expense	155	120
Professional fees	207	159
Franchise tax expense	139	135
FDIC assessment expense	87	110
Software expense	93	91
Marketing and public relations	73	59
Amortization of intangible assets	33	15
Other	548	447

Total noninterest expenses	3,544	3,118

Income before income taxes	1,511	1,295
FEDERAL INCOME TAX PROVISION	456	399

NET INCOME	$1,055	896

Basic and diluted net income per share	$0.39	$0.33

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Net income	$1,055	$896
Available-for-sale securities:
Unrealized losses arising during the period	(112)	(153)
Income tax effect	(38)	(52)

Other comprehensive loss	(74)	(101)

Total comprehensive income	$981	$795

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2012	2011
Balance at beginning of period	$49,429	$47,154
Comprehensive income:
Net income	1,055	896
Other comprehensive loss	(74)	(101)

Total comprehensive income	981	795

Common cash dividends declared	(492)	(492)

Balance at end of period	$49,918	$47,457

Common cash dividends per share	$0.18	$0.18

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2012	2011
NET CASH FROM OPERATING ACTIVITIES	$550	$1,041

CASH FLOWS FROM INVESTING ACTIVITES
Securities available-for-sale:
Proceeds from maturities and repayments	13,279	4,240
Purchases	(13,128)	(12,344)
Loan originations, net of repayments	(7,202)	(6,679)
Proceeds from sale of other real estate	7	8
Property, equipment, and software acquisitions	(67)	(517)
Purchase of bank-owned life insurance	(5,000)	—

Net cash used in investing activities	(12,111)	(15,292)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	6,692	(5,271)
Net change in short-term borrowings	4,644	(3,636)
Repayments of other borrowings	(2,152)	(3,202)

Net cash provided by (used in) financing activities	9,184	(12,109)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,377)	(26,360)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,258	48,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,881	$22,000

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$876	$1,042
Income taxes	—	50
Noncash investing activities:
Transfer of loans to other real estate owned	5	—

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements include the accounts of CSB Bancorp, Inc. and its wholly-owned subsidiaries, The Commercial and Savings Bank (the “Bank”) and CSB Investment Services, LLC (together referred to as the “Company” or “CSB”). All significant intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2012, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2011, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year or any future interim period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has provided the necessary disclosure in Note 5.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company has provided the necessary disclosure in the Statement of Comprehensive Income.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company has provided the necessary disclosure in Statement of Comprehensive Income.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2—SECURITIES

Securities consist of the following at March 31, 2012 and December 31, 2011:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2012
Available-for-sale:
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. Government corporations and agencies	28,310	30	138	28,202
Mortgage-backed securites in government sponsored entities	75,026	1,540	17	76,549
Obligations of states and political subdivisions	13,631	664	4	14,291
Corporate bonds	3,448	49	67	3,430

Total debt securities	120,515	2,283	226	122,572
Equity securities in financial institutions	69	6	8	67

Total available-for-sale	120,584	2,289	234	122,639
Restricted stock	5,463	—	—	5,463

Total securities	$126,047	$2,289	$234	$128,102

December 31, 2011
Available-for-sale:
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. Government corporations and agencies	28,263	83	23	28,323
Mortgage-backed securites in government sponsored entities	74,834	1,562	64	76,332
Obligations of states and political subdivisions	14,148	732	—	14,880
Corporate bonds	3,445	6	121	3,330

Total debt securities	120,790	2,383	208	122,965
Equity securities in financial institutions	69	3	11	61

Total available-for-sale	120,859	2,386	219	123,026
Restricted stock	5,463	—	—	5,463

Total securities	$126,322	$2,386	$219	$128,489

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2—SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at March 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale:
Due in one year or less	$200	$200
Due after one through five years	12,124	12,469
Due after five through ten years	16,015	16,412
Due after ten years	92,176	93,491

Total debt securities available-for-sale	$120,515	$122,572

Realized Gains and Losses

There were no sales of available-for-sale securities for the three month period ending March 31, 2012 or 2011. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined by the specific identification method.

At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities and it does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at March 31, 2012 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2—SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011:

	XXXX.X	XXXX.X	XXXX.X	XXXX.X	XXXX.X	XXXX.X
	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2012
Obligations of U.S. Corporations and agencies	$138	$19,123	$—	$—	$138	$19,123
Mortgage-backed securities in government sponsored entities	16	11,129	1	118	17	11,247
Obligations of state and political subdivisions	4	588	—	—	4	588
Corporate bonds	17	483	50	450	67	933

Total debt securities	175	31,323	51	568	226	31,891
Equity securities in financial institutions	—	—	8	46	8	46

Total temporarily impaired securities	$175	$31,323	$59	$614	$234	$31,937

December 31, 2011
Obligations of U.S. Corporations and agencies	$306	$12,686	$—	$—	$306	$12,686
Mortgage-backed securities in government sponsored entities	14	4,032	14	493	28	4,525
Obligations of state & political subdivisions	46	2,561	—	—	46	2,561
Corporate bonds	8	492	—	—	8	492

Total debt securities	374	19,771	14	493	388	20,264
Equity securities in financial institutions	—	—	16	38	16	38

Total temporarily impaired securities	$374	$19,771	$30	$531	$404	$20,302

There were nineteen (19) securities in an unrealized loss position at March 31, 2012, four (4) of which were in a continuous loss position for twelve months or more. There were seventeen (17) securities in an unrealized loss position at December 31, 2011, two (2) of which were in a continuous loss position for twelve months or more.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3—LOANS

Loans consist of the following:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Commercial	$96,920	$89,828
Commercial real estate	103,795	106,332
Residential real estate	105,393	103,518
Consumer	6,170	6,216
Construction & Land Development	18,834	18,061

Total loans before deferred costs	331,112	323,955
Deferred loan costs	241	227

Total Loans	$331,353	$324,182

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type which helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2012 approximately 88% of the outstanding principal balances of the Company’s commercial real estate loans were secured by owner-occupied properties.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3—LOANS (CONTINUED)

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

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the State of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of owner occupied commercial real estate and commercial loans. As of March 31, 2012 and December 31, 2011 there were no concentrations of loans related to any single industry.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3—LOANS (CONTINUED)

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Construction & Land Development	Unallocated	Total
March 31, 2012
Beginning balance, January 1, 2012	$1,024	$1,673	$894	$78	$180	$233	$4,082
Provision for possible loan losses	(49)	(10)	85	(15)	4	191	206
Charge-offs	(4)	(14)	(45)	(16)	—	—	(79)
Recoveries	5	—	5	27	—	—	37

Net charge-offs	1	(14)	(40)	11	—	—	(42)

Ending balance	$976	$1,649	$939	$74	$184	$424	$4,246

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Construction & Land Development	Unallocated	Total
March 31, 2011
Beginning balance, January 1, 2011	$1,179	$1,183	$1,057	$80	$213	$319	$4,031
Provision for possible loan losses	11	330	69	33	(55)	(108)	280
Charge-offs	(204)	—	(68)	(44)	—	—	(316)
Recoveries	10	—	9	14	—	—	33

Net charge-offs	(194)	—	(59)	(30)	—	—	(283)

Ending balance	$996	$1,513	$1,067	$83	$158	$211	$4,028

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3—LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and based on the impairment method as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Construction & Land Development	Unallocated	Total
March 31, 2012
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$86	$438	$98	$—	$—	$—	$622
Collectively evaluated for impairment	890	1,211	841	74	184	424	3,624

Total ending allowance balance	$976	$1,649	$939	$74	$184	$424	$4,246

Loans:
Loans indvidually evaluated for impairment	$3,885	$3,867	$434	$—	$167		$8,353
Loans collectively evaluated for impairment	93,035	99,928	104,959	6,170	18,667		322,759

Total ending loans balance	$96,920	$103,795	$105,393	$6,170	$18,834		$331,112

December 31, 2011
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$165	$304	$53	$—	$—	$—	$522
Collectively evaluated for impairment	859	1,369	841	180	78	233	3,560

Total ending allowance balance	$1,024	$1,673	$894	$180	$78	$233	$4,082

Loans:
Loans indvidually evaluated for impairment	$4,605	$2,476	$182	$—	$—		$7,263
Loans collectively evaluated for impairment	85,223	103,856	103,336	18,061	6,216		316,692

Total ending loans balance	$89,828	$106,332	$103,518	$18,061	$6,216		$323,955

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3—LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
March 31, 2012
Commercial	$3,885	$—	$3,885	$3,885	$86	$4,245
Commercial real estate	4,018	1,276	2,591	3,867	438	3,937
Residential real estate	500	93	341	434	98	443
Construction & land development	173	167	—	167	—	169

Total impaired loans	$8,576	$1,536	$6,817	$8,353	$622	$8,794

December 31, 2011
Commercial	$4,605	$—	$4,605	$4,605	$165	$2,890
Commercial real estate	2,621	—	2,476	2,476	304	2,924
Residential real estate	182	—	182	182	53	103

Total impaired loans	$7,408	$—	$7,263	$7,263	$522	$5,917

The following table presents the aging of past due and nonaccrual loans as of March 31, 2012 and December 31, 2011 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
March 31, 2012
Commercial	$96,616	$268	$10	$15	$11	$304	$96,920
Commercial real estate	101,610	285	—	—	1,900	2,185	103,795
Residential real estate	102,937	964	342	33	1,117	2,456	105,393
Consumer	6,088	57	7	18	—	82	6,170
Construction & land development	18,667	—	—	—	167	167	18,834

Total Loans	$325,918	$1,574	$359	$66	$3,195	$5,194	$331,112

December 31, 2011
Commercial	$89,365	$272	$28	$150	$13	463	$89,828
Commercial real estate	103,828	587	250	141	1,526	2,504	106,332
Residential real estate	100,297	1,443	303	282	1,193	3,221	103,518
Consumer	5,985	194	29	8	—	231	6,216
Construction & land development	17,885	—	—	—	176	176	18,061

Total Loans	$317,360	$2,496	$610	$581	$2,908	6,595	$323,955

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3—LOANS (CONTINUED)

Troubled Debt Restructurings

The Company has troubled debt restructurings of $7.9 million as of March 31 2012, and $8.5 million as of December 31, 2011, with $569 thousand and $516 thousand of specific reserves allocated as of March 31, 2012 and December 31, 2011 respectively to customers whose loan terms have been modified in troubled debt restructurings. At March 31, 2012, $7.2 million of the loans classified as troubled debt restructurings were performing to modified terms. The remaining $700 thousand were in nonaccrual status.

Loan modifications that are considered troubled debt restructurings completed during the three-month period ended March 31, 2012 were as follows:

	For the Three Months Ended March 31
(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Residential real estate	2	$156	$156

Total Restructured Loans	2	$156	$156

The loans restructured during the three-month period ending March 31, 2012 were modified by changing the monthly payment to interest only. No principal reductions were made.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3—LOANS (CONTINUED)

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans that do not meet the criteria for special mention, substandard or doubtful classification, when analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
March 31, 2012
Commercial	$84,249	$4,825	$7,153	$—	$693	$96,920
Commercial real estate	82,618	9,758	9,361	—	2,058	103,795
Residential real estate	213	—	96	—	105,084	105,393
Consumer	—	—	—	—	6,170	6,170
Construction & land development	13,551	4,344	167	—	772	18,834

Total	$180,631	$18,927	$16,777	$—	$114,777	$331,112

December 31, 2011
Commercial	$76,216	$5,147	$7,710	$—	$755	$89,828
Commercial real estate	84,846	10,385	8,686	—	2,415	106,332
Residential real estate	1,151	—	61	—	102,306	103,518
Consumer	—	—	—	—	6,216	6,216
Construction & land development	12,695	4,340	168	—	858	18,061

Total	$174,908	$19,872	$16,625	$—	$112,550	$323,955

Loans listed as not rated are either less than $275 thousand or are included in groups of homogeneous loans. The following table presents loans that are not rated by class of loans as of March 31, 2012 and December 31, 2011. Non-performing loans include loans past due 90 days and greater and loans on nonaccrual of interest.

(Dollars in thousands)	Performing	Non-Performing	Total
March 31, 2012
Commercial	$693	$—	$693
Commercial real estate	2,004	54	2,058
Residential real estate	103,992	1,092	105,084
Consumer	6,152	18	6,170
Construction & land development	772	—	772

Total	$113,613	$1,164	$114,777

December 31, 2011
Commercial	$755	$—	$755
Commercial real estate	2,415	—	2,415
Residential real estate	100,892	1,414	102,306
Consumer	6,208	8	6,216
Construction & land development	850	8	858

Total	$111,120	$1,430	$112,550

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3—LOANS (CONTINUED)

Loans serviced for others approximated $51.9 million and $49.9 million at March 31, 2012 and December 31, 2011, respectively.

NOTE 4—FAIR VALUE MEASUREMENTS

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of March 31, 2012 and December 31, 2011, by level within the fair value hierarchy. No liabilities are carried at fair value. As required by the applicable accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government corporations and agencies, mortgage-backed securities and obligations of states and political subdivisions are valued at observable market data for similar assets.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4—FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
		March 31, 2012
Assets:
Securities available-for-sale
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	—	28,202	—	28,202
Mortgage-backed securities in government sponsored entities	—	76,549	—	76,549
Obligations of states and political subdivisions	—	14,291	—	14,291
Corporate bonds	—	3,430	—	3,430

Total debt securities	100	122,472	—	122,572
Equity securities in financial institutions	67	—	—	67
Loans held for sale	461	—	—	461

Total Assets	$628	$122,472	$—	$123,100

		December 31, 2011
Assets:
Securities available-for-sale
U.S. Treasury security	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	—	28,323	—	28,323
Mortgage-backed securities in government sponsored entities	—	76,332	—	76,332
Obligations of states and political subdivisions	—	14,880	—	14,880
Corporate bonds	—	3,330	—	3,330

Total debt securities	100	122,865	—	122,965
Equity securities in financial institutions	61	—	—	61

Total Assets	$161	$122,865	$—	$123,026

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of March 31, 2012, and December 31, 2011, by level within the fair value hierarchy. Impaired loans and other real estate owned that are collateral dependent are written down to fair value through the establishment of specific reserves. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions based on management’s best judgment that are significant inputs to the discounting calculations. As a result, these rights are measured at fair value on a nonrecurring basis and are classified within level III of the fair value hierarchy. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs: and observable inputs employed by certified appraisers for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4—FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
		March 31, 2012
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$7,731	$7,731
Other real estate owned	—	—	5	5
Mortgage servicing rights	—	—	166	166

	December 31, 2011
Impaired loans	$—	$—	$6,741	$6,741
Other real estate owned	—	—	10	10
Mortgage servicing rights	—	—	167	167

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value estimate	Valuation techniques	Unobservable input	Range
(Dollars in thousands)	March 31, 2012
Impaired loans		Appraisal of	Appraisal adjustments (2)	0% to - 50%
	7,731	collateral (1)	Liquidation expense (2)	0% to -10%
		Appraisal of	Management discount for
Other real estate owned	5	collateral (1), (3)	property type	-83%
		Discounted	Remaining term	8 mos to 30 yrs
Mortgage servicing rights	166	cash flow	Discount rate	2.1%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as estimated liquidation expenses. The range of liquidation expenses and other appraisals adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

NOTE 5—FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
(Dollars in thousands)	Carrying Value	Level 1	Level II	Level III	Total Fair Value
		(dollars in thousands)
Financial assets:
Cash and cash equivalents	$79,881	$79,881	$—	$—	$79,881
Securities	122,639	167	122,472	—	122,639
Loans held for sale	461	461	—	—	461
Net loans	327,107	—	—	333,708	333,708
Bank-owned life insurance	8,113	8,113	—	—	8,113
Regulatory stock	5,463	—	5,463	—	5,463
Accrued interest receivable	1,427	1,427	—	—	1,427
Financial liabilities:
Deposits	$450,207	$283,343	$—	$168,676	$452,019
Short-term borrowings	41,717	41,717	—	—	41,717
Federal Home Loan Bank advances	17,009	—	—	17,906	17,906
Accrued interest payable	163	163	—	—	163

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5—FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

	December 31, 2011
(Dollars in thousands)	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$82,258	$82,258
Securities available for sale	123,026	123,026
Net loans	320,100	327,138
Bank-owned life insurance	3,068	3,068
Regulatory stock	5,463	5,463
Accrued interest receivable	1,349	1,349
Financial liabilities:
Deposits	$443,553	$445,587
Short-term borrowings	37,073	37,073
Federal Home Loan Bank advances	19,161	20,087
Accrued interest payable	182	182

For purposes of the above disclosures of estimated fair value, the following assumptions are used:

Cash and cash equivalents; Loans held for sale; Accrued interest receivable; Short term borrowings, Accrued interest payable

The fair value of the above instruments is considered to be carrying value. Classified as Level I in the fair value hierarchy.

Securities

The fair value of securities available-for-sale which are measured on a recurring basis are determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on securities’ relationship to other similar securities. Classified as Level I or Level II in the fair value hierarchy

Net Loans

The fair value for loans is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were utilized as estimates for fair value. Fair value of non-accrual loans is based on carrying value, classified as Level III.

Bank-owned Life Insurance

The carrying amount of bank-owned life insurance is based on the cash surrender value of the policies and is a reasonable estimate of fair value, classified as Level I.

Regulatory stock

Regulatory stock includes Federal Home Loan Bank Stock and Federal Reserve Bank Stock. It is not practicable to determine the fair value of regulatory equity securities due to restrictions placed on their transferability. Fair value is based on carrying value, classified as Level II.

Deposits

The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rates are estimated using market rates currently offered for similar instruments with similar remaining maturities, resulting in a Level III classification. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of quarter end, resulting in a Level I classification.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5—FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

Federal Home Loan Bank advances

The fair value of Federal Home Loan Bank advances are estimated using a discounted cash flow analysis based on the current borrowing rates for similar types of borrowings, resulting in a Level III classification.

The Company also has unrecognized financial instruments at March 31, 2012 and December 31, 2011. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $101 million at March 31, 2012 and $92 million at December 31, 2011. Such amounts are also considered to be the estimated fair values.

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

NOTE 6—BRANCH ACQUISITION

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

(Dollars in thousands)
Cash	$60,872
Loans, net	9,219
Premises, leasehold and equipment	672
Goodwill	3,003
Core deposit intangible	706
Other assets	31

Total assets acquired	$74,503

Deposits	$74,475
Other liabilities	28

Total liabilities assumed	$74,503

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at March 31, 2012 as compared to December 31, 2011, and the consolidated results of operations for the three month period ended March 31, 2012 compared to the same period in 2011. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes.

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

FINANCIAL CONDITION

Total assets were $560.8 million at March 31, 2012, compared to $551.2 million at December 31, 2011, representing an increase of $9.6 million, or 1.7%. Cash and cash equivalents decreased $2.4 million, or 2.9%, during the three-month period ended March 31, 2012, primarily as a result of increases in loans. Securities decreased $400 thousand, or 0.3%, during the first three months of 2012 as bonds were called within the US government agency portfolio and monthly principal payments were received on mortgage-backed securities issued by government sponsored agencies. Net loans increased $7.0 million, or 2.2%, while deposits increased $6.7 million, or 1.5%, during the three-month period. Short-term borrowings of securities sold under repurchase agreement increased $4.6 million and Federal Home Loan Bank (“FHLB”) advances decreased $2.2 million, during the period as advances matured and required amortized payments were made on outstanding advances at the FHLB.

Net loans increased $7.0 million, or 2.2%, during the three-month period ended March 31, 2012. Commercial loans including commercial real estate loans increased $4.5 million, or 2.3%, home equity lines increased $0.6 million, or 1.4%, real estate mortgage loans increased $1.3 million, or 2.0% and construction and land development loans increased $0.8 million, or 4.3% over December 31, 2011. Decreases were recognized in consumer installment loans of $46 thousand, or 0.7%. Consumers continued to refinance their mortgage loans for lower long-term rates. During the fourth quarter 2011 and first quarter 2012 the bank originated and retained fifteen year fixed rate mortgage loans for its portfolio.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses as a percentage of total loans was 1.28% at March 31, 2012, an increase from 1.26% at December 31, 2011. Outstanding loan balances increased 2.2% to $331 million at March 31, 2012 while net charge-offs of $42 thousand were offset by a provision of $206 thousand to the allowance for loan losses for the three-months ended March 31, 2012. Non-performing loans decreased $228 thousand or 6.5% from December 31, 2011.

(Dollars in thousands)	March 31, 2012		December 31, 2011		March 31, 2011
Non-performing loans	$3,261		$3,489		$3,913
Other real estate	5		10		30
Allowance for loan losses	4,246		4,082		4,028
Total loans	331,353		324,182		322,017
Allowance: loans	1.28%		1.26%		1.25%
Allowance: non-performing loans	1.3	x	1.2	x	1.0	x

The ratio of gross loans to deposits was 73.6% at March 31, 2012, compared to 73.1% at December 31, 2011. The increase in this ratio is the result of loan volume increases outpacing increases in deposits during the three-months ended March 31, 2012.

The Company had net unrealized gains of $2.1 million within its securities portfolio at March 31, 2012, compared to net unrealized gains of $2.2 million at December 31, 2011. The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. The Company holds two issues of nonagency collateralized mortgage obligations that have paid down to $605 thousand outstanding from an original face value of $5.5 million. The Company has the ability and intent to hold the securities until the recovery of their cost and there is no significant evidence to support an adverse change in expected cash flows. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $234 thousand within the total portfolio as of March 31, 2012, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments detailed above on March 31, 2012, are considered temporary and no impairment loss relating to these securities has been recognized.

Short-term borrowings increased $4.6 million from December 31, 2011 and other borrowings decreased $2.2 million as the Company used cash from interest-earning deposits in other banks to repay required maturities and monthly payments on advances from the FHLB.

Deposits increased $6.7 million, or 1.5% from December 31, 2011 with non-interest bearing deposits increasing $1.4 million and interest-bearing deposit accounts increasing $5.3 million. By deposit type, increases were recognized in statement and passbook savings accounts and money market savings accounts for the period ended March 31, 2012.

Total shareholders’ equity amounted to $49.9 million, or 8.9% of total assets, at March 31, 2012, compared to $49.4 million, or 9.0% of total assets, at December 31, 2011. The increase in shareholders’ equity during the three-months ended March 31, 2012 was due to net income of $1.1 million. A decrease of $74 thousand in other comprehensive income and dividends declared of $0.5 million partially offset the above increases. The Company and its subsidiary bank met all regulatory capital requirements at March 31, 2012.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2012 and 2011

For the quarter ended March 31, 2012, the Company recorded net income of $1.1 million or $0.39 per share, as compared to net income of $896 thousand, or $0.33 per share for the quarter ended March 31, 2011. The $159 thousand increase in net income for the quarter was a result of net interest income increasing $379 thousand and other noninterest income increasing $189 thousand. These gains were partially offset by an increase in noninterest expense of $426 thousand and an increase in the federal income tax provision of $57 thousand. Return on average assets and return on average equity were 0.77% and 8.46%, respectively, for the three-month period of 2012, compared to 0.80% and 7.67%, respectively for 2011.

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended March 31,
	2012		2011
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Due from banks-interest bearing	$66,744	0.23%	$23,321	0.30%
Federal funds sold	62	0.01	90	0.11
Taxable securities	113,254	2.59	73,941	3.26
Tax-exempt securities	13,539	5.04	11,688	5.12
Loans	327,203	5.24	319,646	5.39

Total earning assets	520,802	4.02%	428,686	4.74%
Other assets	31,605		22,980

TOTAL ASSETS	$552,407		$451,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$60,132	0.09%	$52,341	0.08%
Savings deposits	128,846	0.19	82,242	0.27
Time deposits	169,524	1.34	149,844	1.95
Other borrowed funds	57,483	1.25	53,092	1.73

Total interest bearing liabilities	415,985	0.79%	337,519	1.22%
Non-interest bearing demand deposits	84,471		65,147
Other liabilities	1,804		1,613
Shareholders’ Equity	50,147		47,387

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$552,407		$451,666

Taxable equivalent net interest spread		3.22%		3.52%
Taxable equivalent net interest margin		3.38%		3.78%

Interest income for the quarter ended March 31, 2012, was $5.1 million representing a $186 thousand increase, or a 4% improvement, compared to the same period in 2011. This increase was primarily due to average investment volume increasing $41 million for the quarter ended March 31, 2012 as compared to the first quarter 2011. Interest expense for the quarter ended March 31, 2012 was $819 thousand, a decrease of $193 thousand or 19%, from the same period in 2011. The decrease in interest expense occurred primarily due to a decrease of 0.39% in interest rates paid on interest-bearing deposits which decreased from 1.11% in 2011 to 0.72% in 2012 and a rate decrease of 0.48% on all other borrowings which declined from 1.73% in 2011 to 1.25% for the quarter ended March 31, 2012.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for loan losses for the quarter ended March 31, 2012 was $206 thousand, compared to a $280 thousand provision for the same quarter in 2011. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Non-interest income for the quarter ended March 31, 2012, was $948 thousand, an increase of $189 thousand, or 25%, compared to the same quarter in 2011. Service charges on deposit accounts increased $63 thousand or 26% compared to the same quarter in 2011 reflecting the increase in fees generated from deposits acquired during October 2011. Debit card interchange income rose $56 thousand, or 41%, due to volume and as consumers increased their usage of the product. Fees from trust and brokerage services increased $1 thousand to $161 thousand for first quarter 2012 as compared to the same quarter in 2011. The gain on the sale of mortgage loans to the secondary market decreased to $56 thousand for the three month period ended March 31, 2012, from $70 thousand in the three-month period ended March 31, 2012. Secondary market mortgage interest rates reached new lows for the year; however, the Company originated and retained fifteen year fixed rate mortgages for its portfolio during the first quarter 2012.

Non-interest expenses for the quarter ended March 31, 2012 increased $426 thousand, or 14%, compared to the first quarter of 2011. Salaries and employee benefits increased $200 thousand, or 11%. Occupancy and equipment expenses increased $62 thousand in 2012 over the first quarter of 2011. Other expenses rose $101 thousand, or 23%, compared to the first quarter 2011. Increases in non-interest expense in salaries and employee benefits, occupancy and equipment and some other expenses are the direct result of acquiring two branches in Wooster, Ohio during fourth quarter 2011 which did not occur in first quarter 2011. A reduction in FDIC deposit premium expense for the quarter of $23 thousand reflected the change in the assessment calculation in bank assessments based on total assets less tangible capital.

Federal income tax expense increased $57 thousand, or 14%, for the quarter ended March 31, 2012 as compared to the first quarter of 2011. The provision for income taxes was $456 thousand (effective rate of 30.2%) for the quarter ended March 31, 2012, compared to $399 thousand (effective rate of 30.8%) for the quarter ended March 31, 2011. The increase in the expense resulted from improved income.

CAPITAL RESOURCES

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s annual report on Form 10-K for the year ended December 31, 2011, and as of March 31, 2012 the Company and the Bank meet all capital adequacy requirements to which they are subject.

LIQUIDITY

Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $80 million at March 31, 2012, a decrease of $2 million from $82 million at December 31, 2011. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal cash flow and maturities on investments maturing within one year represent 20% of total assets as of March 31, 2012 compared to 21% of total assets at year-end 2011. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2012, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Management performs a quarterly analysis of the Company’s interest rate risk. All positions are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 through 400 basis point changes, in 100 basis point changes, in market interest rates at March 31, 2012 and 100 and 200 basis point changes in market interest rates at December 31, 2011. Due to the current low interest rate environment, particularly for short-term rates, the decreasing change is not calculated.

(Dollars in thousands)

	March 31, 2012
Change in interest rates (basis points)	Net interest income	Dollar change	Percentage change
+ 400	$17,649	$$777	4.6%
+ 300	17,443	571	3.4
+ 200	17,234	362	2.1
+ 100	17,066	194	1.1
0	16,872	—	—
- 100	N/A	N/A	N/A
- 200	N/A	N/A	N/A

	December 31, 2011
Change in interest rates (basis points)	Net interest income	Dollar change	Percentage change
+ 400	$17,500	$818	4.9%
+ 300	17,241	559	3.4
+ 200	17,028	346	2.1
+ 100	16,857	17	1.0
0	16,682	—	—
- 100	N/A	N/A	N/A
- 200	N/A	N/A	N/A

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4T—CONTROLS AND PROCEDURES

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

CSB BANCORP, INC.

FORM 10-Q

Quarter ended March 31, 2012

PART II—OTHER INFORMATION

ITEM 1-	LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal actions that will have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A-	RISK FACTORS.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3-	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4-	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5-	OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended March 31, 2012

PART II—OTHER INFORMATION

Item 6 -Exhibits:

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 1994).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a for the fiscal year ended December 31, 2008).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof).

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification (filed herewith).

32.1	Section 1350 CEO’s Certification (filed herewith).

32.2	Section 1350 CFO’s Certification (filed herewith)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC. (Registrant)

Date: May 14, 2012	/s/ Eddie L. Steiner
Eddie L. Steiner President
Chief Executive Officer

Date: May 14, 2012	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer

CSB BANCORP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 1994).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form DEF 14a for the fiscal year ended December 31, 2008).

4.0	Specimen stock certificate (incorporated by reference to the Company’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof).

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification (filed herewith).

32.1	Section 1350 CEO’s Certification (filed herewith).

32.2	Section 1350 CFO’s Certification (filed herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.