Form 10-Q
period 2012-06-30
CSB BANCORP INC /OH
filed 2012-08-13
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at August 13, 2012: 2,734,799 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED June 30, 2012

CSB BANCORP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents
Cash and due from banks	$14,007	$12,519
Interest-earning deposits in other banks	53,825	69,739

Total cash and cash equivalents	67,832	82,258

Securities
Available-for-sale, at fair value	126,690	123,026
Restricted stock, at cost	5,463	5,463

Total securities	132,153	128,489

Loans	344,116	324,182
Less allowance for loan losses	4,471	4,082

Net loans	339,645	320,100

Premises and equipment, net	8,451	8,513
Core deposit intangible	967	1,034
Goodwill	4,728	4,728
Bank-owned life insurance	8,175	3,068
Accrued interest receivable and other assets	4,736	3,043

TOTAL ASSETS	$566,687	$551,233

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$93,134	$85,890
Interest-bearing	361,585	357,663

Total deposits	454,719	443,553

Short-term borrowings	41,195	37,073
Other borrowings	16,870	19,161
Accrued interest payable and other liabilities	2,727	2,017

Total liabilities	515,511	501,804

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,734,799 shares in 2012 and 2011	18,629	18,629
Additional paid-in capital	9,994	9,994
Retained earnings	25,602	24,391
Treasury stock at cost - 245,803 shares in 2012 and 2011	(5,015)	(5,015)
Accumulated other comprehensive income	1,966	1,430

Total shareholders’ equity	51,176	49,429

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$566,687	$551,233

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Loans, including fees	$4,272	$4,276	$8,524	$8,512
Taxable securities	707	613	1,436	1,208
Nontaxable securities	131	102	243	200
Other	41	11	80	28

Total interest and dividend income	5,151	5,002	10,283	9,948

INTEREST EXPENSE
Deposits	590	705	1,230	1,491
Short-term borrowings	25	37	49	78
Other borrowings	139	164	294	349

Total interest expense	754	906	1,573	1,918

NET INTEREST INCOME	4,397	4,096	8,710	8,030

PROVISION FOR LOAN LOSSES	205	190	411	470

Net interest income, after provision for loan losses	4,192	3,906	8,299	7,560

NONINTEREST INCOME
Service charges on deposit accounts	318	279	626	524
Trust services	167	190	328	350
Debit card interchange fees	201	152	395	290
Gain on sale of loans, net	137	29	193	99
Other	211	134	440	282

Total noninterest income	1,034	784	1,982	1,545

NONINTEREST EXPENSES
Salaries and employee benefits	1,961	1,793	3,924	3,556
Occupancy expense	241	204	487	423
Equipment expense	139	123	294	243
Professional fees	242	177	449	336
Franchise tax expense	138	135	277	270
FDIC assessment expense	68	108	155	218
Software expense	88	94	181	185
Marketing and public relations	79	73	152	132
Amortization of intangible assets	33	16	66	31
Other	571	560	1,119	1,009

Total noninterest expenses	3,560	3,283	7,104	6,403

Income before income taxes	1,666	1,407	3,177	2,702
FEDERAL INCOME TAX PROVISION	525	435	981	834

NET INCOME	$1,141	972	2,196	1,868

Basic and diluted net income per share	$0.41	$0.35	$0.80	$0.68

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net income	$1,141	$972	$2,196	$1,868

Available-for-sale securities:
Unrealized gains arising during the period	924	911	812	758
Income tax effect	314	310	276	258

Other comprehensive gain	610	601	536	500

Total comprehensive income	$1,751	$1,573	$2,732	$2,368

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Balance at beginning of period	$49,918	$47,457	$49,429	$47,154
Comprehensive income:
Net income	1,141	972	2,196	1,868
Other comprehensive income	610	601	536	500

Total comprehensive income	1,751	1,573	2,732	2,368

Common cash dividends declared	(493)	(492)	(985)	(984)

Balance at end of period	$51,176	$48,538	$51,176	$48,538

Common cash dividends per share	$0.18	$0.18	$0.36	$0.36

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2012	2011
NET CASH FROM OPERATING ACTIVITIES	$1,273	$2,684

CASH FLOWS FROM INVESTING ACTIVITES
Securities available-for-sale:
Proceeds from maturities and repayments	31,456	13,264
Purchases	(34,543)	(19,416)
Loan originations, net of repayments	(19,940)	(1,817)
Proceeds from sale of other real estate	7	38
Property, equipment, and software acquisitions	(256)	(158)
Purchase of bank-owned life insurance	(5,000)	0

Net cash used in investing activities	(28,276)	(8,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	11,238	(6,212)
Net change in short-term borrowings	4,122	369
Repayments of other borrowings	(2,291)	(3,382)
Cash dividends paid	(492)	(492)

Net cash provided by (used in) financing activities	12,577	(9,717)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,426)	(15,122)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,258	48,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,832	$33,238

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,678	$1,983
Income taxes	400	650
Noncash investing activities:
Transfer of loans to other real estate owned	5	415

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2012, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2011, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results for the full year or any future interim period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. The Company has provided the necessary disclosure in Note 4 and Note 5.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. The amendments in this Update should be applied retrospectively. The Company has provided the necessary disclosure in the Statement of Comprehensive Income.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at June 30, 2012 and December 31, 2011:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2011
Available-for-sale:
U.S. Treasury security	$100	$0	$0	$100
Obligations of U.S. Government corporations and agencies	32,576	88	0	32,664
Mortgage-backed securities in government sponsored entities	73,181	2,174	1	75,354
Obligations of states and political subdivisions	13,960	725	6	14,679
Corporate bonds	3,826	48	47	3,827

Total debt securities	123,643	3,035	54	126,624
Equity securities in financial institutions	69	6	9	66

Total available-for-sale	123,712	3,041	63	126,690
Restricted stock	5,463	0	0	5,463

Total securities	$129,175	$3,041	$63	$132,153

December 31, 2011
Available-for-sale:
U.S. Treasury security	$100	$0	$0	$100
Obligations of U.S. Government corporations and agencies	28,263	83	23	28,323
Mortgage-backed securities in government sponsored entities	74,834	1,562	64	76,332
Obligations of states and political subdivisions	14,148	732	0	14,880
Corporate bonds	3,445	6	121	3,330

Total debt securities	120,790	2,383	208	122,965
Equity securities in financial institutions	69	3	11	61

Total available-for-sale	120,859	2,386	219	123,026
Restricted stock	5,463	0	0	5,463

Total securities	$126,322	$2,386	$219	$128,489

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at June 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(Dollars in thousands)	cost	Fair value
Available-for-sale:
Due in one year or less	$346	$346
Due after one through five years	12,306	12,636
Due after five through ten years	21,415	21,894
Due after ten years	89,576	91,748

Total debt securities available-for-sale	$123,643	$126,624

Realized Gains and Losses

There were no sales of available-for-sale securities for the three month or six month periods ending June 30, 2012 or 2011. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined by the specific identification method.

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2012
Mortgage-backed securities in government sponsored entities	$1	$394	$0	$0	$1	$394
Obligations of state and political subdivisions	6	322	0	0	6	322
Corporate bonds	4	463	43	957	47	1,420

Total debt securities	11	1,179	43	957	54	2,136
Equity securities in financial institutions	0	0	9	45	9	45

Total temporarily impaired securities	$11	$1,179	$52	$1,002	$63	$2,181

December 31, 2011
Obligations of U.S. Corporations and agencies	$23	$6,974	$0	$0	$23	$6,974
Mortgage-backed securities in government sponsored entities	63	16,794	1	192	64	16,986
Corporate bonds	49	2,397	72	428	121	2,825

Total debt securities	135	26,165	73	620	208	26,785
Equity securities in financial institutions	0	0	11	43	11	43

Total temporarily impaired securities	$135	$26,165	$84	$663	$219	$26,828

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

There were seven (7) securities in an unrealized loss position at June 30, 2012, four (4) of which were in a continuous loss position for twelve months or more. There were seventeen (17) securities in an unrealized loss position at December 31, 2011, two (2) of which were in a continuous loss position for twelve months or more.

At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities and it does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at June 30, 2012 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Commercial	$94,914	$89,828
Commercial real estate	113,522	106,332
Residential real estate	108,589	103,518
Construction & Land Development	20,583	18,061
Consumer	6,249	6,216

Total loans before deferred costs	343,857	323,955
Deferred loan costs	259	227

Total Loans	$344,116	$324,182

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type which helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2012 approximately 83% of the outstanding principal balances of the Company’s commercial real estate loans were secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven financial record. Construction and land development loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction and land development loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction and land development loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources or repayment for these types of loans may be pre-committed permanent loans from the Company or other approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the State of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of owner occupied commercial real estate and commercial loans. As of June 30, 2012 and December 31, 2011 there were no concentrations of loans related to any single industry.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table details activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended June 30, 2012
Beginning balance, April 1, 2012	$976	$1,649	$939	$184	$74	$424	$4,246
Provision for possible loan losses	(78)	278	87	33	(7)	(108)	205
Charge-offs	(11)	0	(59)	0	(15)	0	(85)
Recoveries	9	0	84	0	12	0	105

Net charge-offs	(2)	0	25	0	(3)	0	20

Ending balance	$896	$1,927	$1,051	$217	$64	$316	$4,471

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Six months ended June 30, 2012
Beginning balance, January 1, 2012	$1,024	$1,673	$894	$180	$78	$233	$4,082
Provision for possible loan losses	(127)	268	172	37	(22)	83	411
Charge-offs	(15)	(14)	(104)	0	(31)	0	(164)
Recoveries	14	0	89	0	39	0	142

Net charge-offs	(1)	(14)	(15)	0	8	0	(22)

Ending balance	$896	$1,927	$1,051	$217	$64	$316	$4,471

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended June 30, 2011
Beginning balance, April 1, 2011	$996	$1,513	$1,067	$158	$83	$211	$4,028
Provision for possible loan losses	118	88	(275)	114	1	144	190
Charge-offs	(103)	(43)	(16)	0	(16)	0	(178)
Recoveries	1	0	0	0	13	0	14

Net charge-offs	(102)	(43)	(16)	0	(3)	0	(164)

Ending balance	$1,012	$1,558	$776	$272	$81	$355	$4,054

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Six months ended June 30, 2011
Beginning balance, January 1, 2011	$1,179	$1,183	$1,057	$80	$213	$319	$4,031
Provision for possible loan losses	129	418	(206)	34	59	36	470
Charge-offs	(307)	(43)	(84)	(60)	0	0	(494)
Recoveries	11	0	9	27	0	0	47

Net charge-offs	(296)	(43)	(75)	(33)	0	0	(447)

Ending balance	$1,012	$1,558	$776	$81	$272	$355	$4,054

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and based on the impairment method as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
June 30, 2012
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$86	$658	$143	$0	$0	$0	$887
Collectively evaluated for impairment	810	1,269	908	217	64	316	3,584

Total ending allowance balance	$896	$1,927	$1,051	$217	$64	$316	$4,471

Loans:
Loans individually evaluated for impairment	$3,889	$4,680	$480	$166	$0		$9,215
Loans collectively evaluated for impairment	91,025	108,842	108,109	20,417	6,249		334,642

Total ending loans balance	$94,914	$113,522	$108,589	$20,583	$6,249		$343,857

December 31, 2011
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$165	$304	$53	$0	$0	$0	$522
Collectively evaluated for impairment	859	1,369	841	78	180	233	3,560

Total ending allowance balance	1,024	1,673	894	78	180	233	4,082

Loans:
Loans individually evaluated for impairment	$4,605	$2,476	$182	$0	$0		$7,263
Loans collectively evaluated for impairment	85,223	103,856	103,336	6,216	18,061		316,692

Total ending loans balance	$89,828	$106,332	$103,518	$6,216	$18,061		$323,955

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
June 30, 2012
Commercial	$3,895	$0	$3,889	$3,889	$86	$4,240
Commercial real estate	4,833	1,266	3,414	4,680	658	4,213
Residential real estate	613	91	389	480	143	526
Construction & land development	173	166	0	166	0	166

Total impaired loans	$9,514	$1,523	$7,692	$9,215	$887	$9,145

December 31, 2011
Commercial	$4,605	$0	$4,605	$4,605	$165	$2,890
Commercial real estate	2,621	0	2,476	2,476	304	2,924
Residential real estate	182	0	182	182	53	103

Total impaired loans	$7,408	$0	$7,263	$7,263	$522	$5,917

The following table presents the aging of past due and nonaccrual loans as of June 30, 2012 and December 31, 2011 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
June 30, 2012
Commercial	$94,597	$209	$0	$108	$0	$317	$94,914
Commercial real estate	110,829	31	0	0	2,662	2,693	113,522
Residential real estate	106,268	1,175	85	157	904	2,321	108,589
Construction & land development	20,409	0	0	0	174	174	20,583
Consumer	6,007	234	8	0	0	242	6,249

Total Loans	$338,110	$1,649	$93	$265	$3,740	$5,747	$343,857

December 31, 2011
Commercial	$89,365	$272	$28	$150	$13	463	$89,828
Commercial real estate	103,828	587	250	141	1,526	2,504	106,332
Residential real estate	100,297	1,443	303	282	1,193	3,221	103,518
Construction & land development	17,885	0	0	0	176	176	18,061
Consumer	5,985	194	29	8	0	231	6,216

Total Loans	$317,360	$2,496	$610	$581	$2,908	6,595	$323,955

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Troubled Debt Restructurings

The Company has troubled debt restructurings of $8.2 million as of June 30 2012, and $8.5 million as of December 31, 2011, with $706 thousand and $516 thousand of specific reserves allocated as of June 30, 2012 and December 31, 2011 respectively to customers whose loan terms have been modified in troubled debt restructurings. At June 30, 2012, $7.5 million of the loans classified as troubled debt restructurings were performing to modified terms. The remaining $763 thousand were in nonaccrual status.

Loan modifications that are considered troubled debt restructurings completed during the three and six month periods ended June 30, 2012 and 2011 were as follows:

	For the Three Months Ended June 30, 2012
(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial real estate	1	$140	$140
Residential real estate	5	333	333

Total Restructured Loans	6	$473	$473

Subsequently Defaulted	0	$0

	For the Six Months Ended June 30, 2012
(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial real estate	1	$140	$140
Residential real estate	7	488	488

Total Restructured Loans	8	$628	$628

Subsequently Defaulted	0	$0

	For the Three Months Ended June 30, 2011
(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial real estate	2	$4,420	$4,420
Residential real estate	1	102	102

Total Restructured Loans	3	$4,522	$4,522

Subsequently Defaulted	1	$90

	For the Six Months Ended June 30, 2011
(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	3	$4,445	$4,445
Commercial real estate	1	220	220
Residential real estate	4	179	179

Total Restructured Loans	8	$4,844	$4,844

Subsequently Defaulted	1	$90

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The loans restructured during the three and six month periods ending June 30, 2012 and 2011 were modified by changing the monthly payment to interest only. No principal reductions were made. The loan that subsequently defaulted was a commercial real estate loan.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Loans that do not meet the criteria for special mention, substandard or doubtful classification, when analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
June 30, 2012
Commercial	$84,370	$4,351	$6,185	$0	$8	$94,914
Commercial real estate	93,271	8,216	8,941	0	3,094	113,522
Residential real estate	208	0	96	0	108,285	108,589
Construction & land development	14,878	3,398	1,064	0	1,243	20,583
Consumer	0	0	0	0	6,249	6,249

Total	$192,727	$15,965	$16,286	$0	$118,879	$343,857

December 31, 2011
Commercial	$76,216	$5,147	$7,710	$0	$755	$89,828
Commercial real estate	84,846	10,385	8,686	0	2,415	106,332
Residential real estate	1,151	0	61	0	102,306	103,518
Construction & land development	12,695	4,340	168	0	858	18,061
Consumer	0	0	0	0	6,216	6,216

Total	$174,908	$19,872	$16,625	$0	$112,550	$323,955

Loans listed as not rated are either less than $275 thousand or are included in groups of homogeneous loans. The following table presents loans that are not rated by class of loans as of June 30, 2012 and December 31, 2011. Non-performing loans include loans past due 90 days and greater and loans on nonaccrual of interest.

(Dollars in thousands)	Performing	Non-Performing	Total
June 30, 2012
Commercial	$9	$0	$9
Commercial real estate	3,039	54	3,093
Residential real estate	107,274	1,011	108,285
Construction & land development	1,243	0	1,243
Consumer	6,249	0	6,249

Total	$117,814	$1,065	$118,879

December 31, 2011
Commercial	$755	$0	$755
Commercial real estate	2,415	0	2,415
Residential real estate	100,892	1,414	102,306
Construction & land development	850	8	858
Consumer	6,208	8	6,216

Total	$111,120	$1,430	$112,550

Loans serviced for others approximated $53.2 million and $49.9 million at June 30, 2012 and December 31, 2011, respectively.

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of June 30, 2012 and December 31, 2011, by level within the fair value hierarchy. No liabilities are carried at fair value. As required by the applicable accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government corporations and agencies, mortgage-backed securities, corporate bonds and obligations of states and political subdivisions are valued at observable market data for similar assets.

(Dollars in thousands)	Level I	Level II	Level III	Total
	June 30, 2012
Assets:
Securities available-for-sale
U.S. Treasury security	$100	$0	$0	$100
Obligations of U.S. government corporations and agencies	0	32,664	0	32,664
Mortgage-backed securities in government sponsored entities	0	75,354	0	75,354
Obligations of states and political subdivisions	0	14,679	0	14,679
Corporate bonds	0	3,827	0	3,827

Total debt securities	100	126,524	0	126,624
Equity securities in financial institutions	66	0	0	66

Total Assets	$166	$126,524	$0	$126,690

	December 31, 2011
Assets:
Securities available-for-sale
U.S. Treasury security	$100	$0	$0	$100
Obligations of U.S. government corporations and agencies	0	28,323	0	28,323
Mortgage-backed securities in government sponsored entities	0	76,332	0	76,332
Obligations of states and political subdivisions	0	14,880	0	14,880
Corporate bonds	0	3,330	0	3,330

Total debt securities	100	122,865	0	122,965
Equity securities in financial institutions	61	0	0	61

Total Assets	$161	$122,865	$0	$123,026

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of June 30, 2012, and December 31, 2011, by level within the fair value hierarchy. Impaired loans and other real estate owned that are collateral dependent are written down to fair value through the establishment of specific reserves. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions based on management’s best judgment that are significant inputs to the discounting calculations. As a result, these rights are measured at fair value on a nonrecurring basis and are classified within level III of the fair value hierarchy. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs: and observable inputs employed by certified appraisers for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

(Dollars in thousands)	Level I	Level II	Level III	Total
	June 30, 2012
Assets measured on a nonrecurring basis:
Impaired loans	$0	$0	$8,328	$8,328
Other real estate owned	0	0	5	5
Mortgage servicing rights	0	0	174	174

	December 31, 2011
Impaired loans	$0	$0	$6,741	$6,741
Other real estate owned	0	0	10	10
Mortgage servicing rights	0	0	167	167

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair value estimate	Valuation techniques	Unobservable input	Range
(Dollars in thousands)	June 30, 2012
Impaired loans		Appraisal of	Appraisal adjustments (2)	0% to - 50%
	8,328	collateral (1)	Liquidation expense (2)	0% to - 10%

Other real estate owned		Appraisal of	Management discount for
	5	collateral (1), (3)	property type	0% to - 83%

Mortgage servicing rights		Discounted	Remaining term	8 mos to 30 yrs
	174	cash flow	Discount rate	2.1%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as estimated liquidation expenses. The range of liquidation expenses and other appraisals adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
(Dollars in thousands)	Carrying Value	Level 1	Level II	Level III	Total Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$67,832	$67,832	$0	$0	$67,832
Securities	126,690	166	126,524	0	126,690
Net loans	339,645	0	0	345,517	345,517
Bank-owned life insurance	8,175	8,175	0	0	8,175
Regulatory stock	5,463	0	5,463	0	5,463
Accrued interest receivable	1,293	1,293	0	0	1,293
Financial liabilities:
Deposits	$454,719	$291,014	$0	$165,326	$456,340
Short-term borrowings	41,195	41,195	0	0	41,195
Federal Home Loan Bank advances	16,870	0	0	17,965	17,965
Accrued interest payable	149	149	0	0	149

	December 31, 2011
(Dollars in thousands)	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$82,258	$82,258
Securities available for sale	123,026	123,026
Net loans	320,100	327,138
Bank-owned life insurance	3,068	3,068
Regulatory stock	5,463	5,463
Accrued interest receivable	1,349	1,349
Financial liabilities:
Deposits	$443,553	$445,587
Short-term borrowings	37,073	37,073
Federal Home Loan Bank advances	19,161	20,087
Accrued interest payable	182	182

For purposes of the above disclosures of estimated fair value, the following assumptions are used:

Cash and cash equivalents; Accrued interest receivable; Short-term borrowings, and Accrued interest payable

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

The Company also has unrecognized financial instruments at June 30, 2012 and December 31, 2011. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $103 million at June 30, 2012 and $92 million at December 31, 2011. Such amounts are also considered to be the estimated fair values.

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at June 30, 2012 as compared to December 31, 2011, and the consolidated results of operations for the six month period ended June 30, 2012 compared to the same period in 2011. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes.

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

FINANCIAL CONDITION

Total assets were $566.7 million at June 30, 2012, compared to $551.2 million at December 31, 2011, representing an increase of $15.5 million, or 2.8%. Cash and cash equivalents decreased $14.4 million, or 17.5%, during the six month period ended June 30, 2012, primarily as a result of increases in loans. Securities increased $3.7 million, or 2.9%, during the first six months of 2012 as bonds were purchased within the US government agency portfolio. Net loans increased $19.5 million, or 6.1%, while deposits increased $11.1 million, or 2.5%, during the six month period. Short-term borrowings of securities sold under repurchase agreement increased $4.1 million and Federal Home Loan Bank (“FHLB”) advances decreased $2.3 million, during the period as advances matured and required amortized payments were made on outstanding advances at the FHLB.

Net loans increased $19.5 million, or 6%, during the six month period ended June 30, 2012. Commercial loans including commercial real estate loans increased $12 million, or 6%, home equity lines increased $587 thousand, or 2%, real estate mortgage loans increased $4 million, or 7%, construction and land development loans increased $3 million, or 14%, and consumer loans remained stable over December 31, 2011. Consumers continued to refinance their mortgage loans for lower long-term rates. During the fourth quarter 2011 and first six months of 2012 the bank originated and retained fifteen year fixed rate mortgage loans for its portfolio.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses as a percentage of total loans was 1.30% at June 30, 2012, an increase from 1.26% at December 31, 2011. Outstanding loan balances increased 6.1% to $344 million at June 30, 2012 while net charge-offs of $22 thousand were offset by a provision of $411 thousand to the allowance for loan losses for the six months ended June 30, 2012. Non-performing loans increased $516 thousand or 14.8% from December 31, 2011.

(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Non-performing loans	$4,005	$3,489	$3,559
Other real estate	5	10	415
Allowance for loan losses	4,471	4,082	4,054
Total loans	344,116	324,182	316,581
Allowance: loans	1.30%	1.26%	1.28%
Allowance: non-performing loans	1.1x	1.2x	1.1x

The ratio of gross loans to deposits was 75.7% at June 30, 2012, compared to 73.1% at December 31, 2011. The increase in this ratio is the result of loan volume increases outpacing increases in deposits during the six months ended June 30, 2012.

The Company had net unrealized gains of $3 million within its securities portfolio at June 30, 2012, compared to net unrealized gains of $2 million at December 31, 2011. The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $63 thousand within the total portfolio as of June 30, 2012, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments detailed above on June 30, 2012, are considered temporary and no impairment loss relating to these securities has been recognized.

Short-term borrowings consisting of overnight repurchase agreements with retail customers increased $4.1 million from December 31, 2011 and other borrowings decreased $2.3 million as the Company used cash from interest-earning deposits in other banks to repay required maturities and monthly payments on advances from the FHLB.

Deposits increased $11.2 million, or 2.5% from December 31, 2011 with non-interest bearing deposits increasing $7.2 million and interest-bearing deposit accounts increasing $4.0 million. By deposit type, increases were recognized in statement and passbook savings accounts and money market savings accounts for the period ended June 30, 2012.

Total shareholders’ equity amounted to $51.2 million, or 9.0% of total assets, at June 30, 2012, compared to $49.4 million, or 9.0% of total assets, at December 31, 2011. The increase in shareholders’ equity during the six months ended June 30, 2012 was due to net income of $2.2 million, an increase of $535 thousand in other comprehensive income and dividends declared of $1 million partially offset the above increases. The Company and its subsidiary bank met all regulatory capital requirements at June 30, 2012.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended June 30, 2012 and 2011

For the quarter ended June 30, 2012, the Company recorded net income of $1.1 million or $0.41 per share, as compared to net income of $972 thousand, or $0.35 per share for the quarter ended June 30, 2011. The $169 thousand increase in net income for the quarter was a result of net interest income increasing $301 thousand and other noninterest income increasing $250 thousand. These gains were partially offset by an increase in noninterest expense of $277 thousand and an increase in the federal income tax provision of $90 thousand. Return on average assets and return on average equity were 0.82% and 8.98%, respectively, for the three month period of 2012, compared to 0.87% and 8.06%, respectively for 2011.

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended June 30,
	2012		2011
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Due from banks-interest bearing	$57,108	0.29%	$19,025	0.23%
Federal funds sold	145	0.00	89	0.11
Taxable securities	118,045	2.41	73,771	3.33
Tax-exempt securities	13,690	5.85	12,134	5.07
Loans	339,829	5.07	319,906	5.37

Total earning assets	528,817	3.98%	424,925	4.78%
Other assets	33,474		23,280

TOTAL ASSETS	$562,291		$448,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$62,751	0.08%	$52,617	0.08%
Savings deposits	133,442	0.18	84,867	0.25
Time deposits	165,693	1.25	145,874	1.76
Other borrowed funds	57,672	1.14	49,880	1.62

Total interest bearing liabilities	419,558	0.72%	333,238	1.09%
Non-interest bearing demand deposits	89,760		65,243
Other liabilities	1,848		1,335
Shareholders’ Equity	51,125		48,389

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$562,291		$448,205

Taxable equivalent net interest spread		3.26%		3.69%
Taxable equivalent net interest margin		3.40%		3.93%

Interest income for the quarter ended June 30, 2012, was $5.2 million representing a $149 thousand increase, or a 3.0% improvement, compared to the same period in 2011. This increase was primarily due to average investment volume increasing $45.8 million for the quarter ended June 30, 2012 as compared to the second quarter 2011. Interest expense for the quarter ended June 30, 2012 was $754 thousand, a decrease of $152 thousand or 16.8%, from the same period in 2011. The decrease in interest expense occurred primarily due to a decrease of 0.4% in interest rates paid on interest-bearing deposits which decreased from 1.0% in 2011 to 0.6% in 2012 and a rate decrease of 0.5% on all other borrowings which declined from 1.6% in 2011 to 1.1% for the quarter ended June 30, 2012.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for loan losses for the quarter ended June 30, 2012 was $205 thousand, compared to a $190 thousand provision for the same quarter in 2011. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Non-interest income for the quarter ended June 30, 2012, was $1.0 million, an increase of $250 thousand, or 31.9%, compared to the same quarter in 2011. Service charges on deposit accounts increased $39 thousand or 14.0% compared to the same quarter in 2011 reflecting the increase in fees generated from deposits acquired during October 2011. Debit card interchange income rose $49 thousand, or 32.2%, due to volume increases from new accounts as consumers increased their usage of the product. Fees from trust and brokerage services decreased $23 thousand to $167 thousand for second quarter 2012 as compared to the same quarter in 2011. The gain on the sale of mortgage loans to the secondary market increased to $137 thousand for the three month period ended June 30, 2012, from $29 thousand in the three month period ended June 30, 2011. Mortgage origination increased during the quarter as secondary market mortgage interest rates reached new lows for the year.

Non-interest expenses for the quarter ended June 30, 2012 increased $277 thousand, or 8%, compared to the second quarter of 2011. Salaries and employee benefits increased $168 thousand, or 9%. Occupancy and equipment expenses increased $53 thousand in 2012 over the second quarter of 2011. Other expenses decreased $48 thousand, or 8%, compared to the second quarter 2011. Increases in non-interest expense in salaries and employee benefits, occupancy and equipment and some other expenses are the direct result of acquiring two branches in Wooster, Ohio during fourth quarter 2011. A reduction in FDIC deposit premium expense for the quarter of $40 thousand reflected the change in the assessment calculation in bank assessments based on total assets less tangible capital.

Federal income tax expense increased $90 thousand, or 20.7%, for the quarter ended June 30, 2012 as compared to the second quarter of 2011. The provision for income taxes was $525 thousand (effective rate of 32%) for the quarter ended June 30, 2012, compared to $435 thousand (effective rate of 31%) for the quarter ended June 30, 2011. The increase in the expense resulted from improved income.

RESULTS OF OPERATIONS

Six months ended June 30, 2012 and 2011

Net income for the six months ending June 30, 2012, was $2.2 million or $0.80 per share, as compared to $1.9 million or $0.68 per share during the same period in 2011. Return on average assets and return on average equity were 0.79% and 8.73%, respectively, for the six month period of 2012, compared to 0.84% and 7.86%, respectively for 2011.

Comparative net income increased as net interest income improved to $8.7 million for the six months ended June 30, 2012, an increase of $680 thousand or 9% from the same period last year. Total noninterest income rose $437 thousand or 28% to $2.0 million. The provision for loan losses decreased $59 thousand or 13% during the same comparative period. These improvements were partially offset by higher noninterest expenses for the six month period ending in 2012 as compared to 2011.

Interest income on loans increased $12 thousand, or less than 1%, for the six months ended June 30, 2012, as compared to the same period in 2011. This increase was primarily due to an average volume increase of $14 million for the comparable six month periods. Interest income on securities increased $271 thousand, or 19%, as the average volume of securities increased $43 million for the comparable six month periods. Interest income on fed funds sold and interest bearing deposits increased $52 thousand for the six months ended June 30, 2012 as the average fed funds sold and due from banks interest bearing balances increased $41 million, compared to the same period in 2011.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet and Net Interest Margin Analysis

	For the six months ended June 30,
	2012		2011
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Due from banks-interest bearing	$61,926	0.26%	$21,161	0.27%
Federal funds sold	104	0.00	89	0.08
Taxable securities	115,649	2.50	73,855	3.30
Tax-exempt securities	13,615	5.44	11,913	5.13
Loans	333,516	5.15	319,777	5.38

Total earning assets	524,810	4.00%	426,795	4.76%
Other assets	32,524		23,206

TOTAL ASSETS	$557,334		$450,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$61,442	0.09%	$52,480	0.08%
Savings deposits	131,143	0.18	83,562	0.26
Time deposits	167,609	1.30	147,848	1.86
Other borrowed funds	57,578	1.20	51,477	1.68

Total interest bearing liabilities	417,772	0.76%	335,367	1.15%
Non-interest bearing demand deposits	87,114		65,199
Other liabilities	1,864		1,506
Shareholders’ Equity	50,584		47,929

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$557,334		$450,001

Taxable equivalent net interest spread		3.24%		3.61%
Taxable equivalent net interest margin		3.39%		3.85%

Interest expense decreased $345 thousand to $1.6 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Interest expense on deposits decreased $261 thousand, or 18%, from the same period as last year, while interest expense on short-term and other borrowings decreased $84 thousand or 20%. The decrease in interest expense has been caused by lower interest rates being paid across the board on interest-bearing deposit accounts and borrowings. Additionally, during the comparable six month periods, the Company grew non-interest bearing deposits in 2012. Time deposits continue to renew at lower interest rates, and some depositors have moved monies to savings instruments anticipating higher rates than time deposits. Competition for deposits appears to be decreasing from a year ago with larger money center banks reducing the premium paid for term deposits. The net interest margin decreased by 46 basis points for the six month period ended June 30, 2012, to 3.39%, from 3.85% for the same period in 2011. This margin decrease is primarily the result of $74 million in deposit growth acquired with two branches in Wooster, Ohio combined with deposit growth in the core bank which has been temporarily invested in lower earning assets.

The provision for loan losses was $411 thousand during the first six months of 2012, compared to $470 thousand in the same six month period of 2011. The provision or credit for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest income increased $437 thousand, or 28%, during the six months ended June 30, 2012, as compared to the same period in 2011. Debit card interchange income increased $105 thousand or 36% as a result of increased customers and card usage in 2012. Service charges on deposits increased $102 thousand from the same period in 2011 reflecting the increase in accounts following the fourth quarter 2011 branch acquisition. Decreases in Trust services were due to decreases in brokerage fee commissions in 2012. Increases were recognized in gains on mortgage loans sold in the secondary market for the first half of 2012 as refinancing activity increased during a period of historically low mortgage rates. Other non-interest income increased $158 thousand, or 56%, for the six months ended June 30, 2012 as compared to the same period in 2011. Bank-owned life insurance income increased $54 thousand for the six month period with the addition of $5 million in bank-owned life insurance during first quarter 2012. Fee income on credit cards increased $39 thousand for the six month period with the repurchase of CSB business credit cards during 2011.

Non-interest expenses increased $701 thousand, or 11%, for the six months ended June 30, 2012, compared to the same period in 2011. The bank’s FDIC deposit premium decreased $63 thousand from $218 thousand for the six months ended 2011 reflecting a decrease in rate and accrual for the six months ended June 30, 2012 as compared to 2011. Salaries and employee benefits increased $368 thousand, or 10%, primarily the result of additional branch personnel, benefit increases and increased personnel to run a larger institution. Professional fees increased of $113 thousand, or 34%, reflecting search fees and core system review fees. Occupancy and equipment expense increased $115 thousand, or 17% reflecting the increase in the number of branches as compared to 2011. Increases were recognized in other expenses, primarily the result of increased operating costs of a larger company.

The provision for income taxes was $981 thousand (effective rate of 31%) for the six months ended June 30, 2012, compared to $834 thousand (effective rate of 31%) for the six months ended June 30, 2011.

CAPITAL RESOURCES

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s annual report on Form 10-K for the year ended December 31, 2011, and as of June 30, 2012 the Company and the Bank meet all capital adequacy requirements to which they are subject.

LIQUIDITY

Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $68 million at June 30, 2012, a decrease of $14 million from $82 million at December 31, 2011. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal cash flow and maturities on investments maturing within one year represent 18% of total assets as of June 30, 2012 compared to 13% of total assets at year-end 2011. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2012, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Management performs a quarterly analysis over a twenty-four month horizon of the Company’s interest rate risk. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. All positions are currently within the Company’s board-approved policy under a dynamic balance sheet. Board set limits are minimally exceeded under a static balance sheet due to the volume of liquidity held by the bank on June 30, 2012.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 through 400 basis point changes, in 100 basis point changes, in market interest rates at June 30, 2012 and December 31, 2011. Due to the current low interest rate environment, particularly for short-term rates, the decreasing change is not calculated.

(Dollars in thousands)
June 30, 2012
Change in interest rates (basis points)		Net interest income	Dollar change	Percentage change
+	400	$17,607	$734	4.4%
+	300	17,399	526	3.1
+	200	17,235	362	2.1
+	100	17,081	208	1.2
	0	16,873	0	0.0
-	100	N/A	N/A	N/A
-	200	N/A	N/A	N/A

December 31, 2011
Change in interest rates (basis points)		Net interest income	Dollar change	Percentage change
+	400	$17,500	$818	4.9%
+	300	17,241	559	3.4
+	200	17,028	346	2.1
+	100	16,857	17	1.0
	0	16,682	0	0.0
-	100	N/A	N/A	N/A
-	200	N/A	N/A	N/A

CSB BANCORP, INC.

CONTROLS AND PROCEDURES

ITEM 4T - CONTROLS AND PROCEDURES

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

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June 30, 2012

PART II - OTHER INFORMATION

ITEM 1 -	LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal actions that will have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A -	RISK FACTORS.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2 -	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3 -	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 -	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 -	OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June 30, 2012

PART II - OTHER INFORMATION

Item 6 - Exhibits:

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 1994).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a for the fiscal year ended December 31, 2008).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof).

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification (filed herewith).

32.1	Section 1350 CEO’s Certification (filed herewith).

32.2	Section 1350 CFO’s Certification (filed herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: August 13, 2012	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: August 13, 2012	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer

CSB BANCORP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 1994).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form DEF 14a for the fiscal year ended December 31, 2008).

4.0	Specimen stock certificate (incorporated by reference to the Company’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof).

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification (filed herewith).

32.1	Section 1350 CEO’s Certification (filed herewith).

32.2	Section 1350 CFO’s Certification (filed herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.