Form 10-Q
period 2012-09-30
CSB BANCORP INC /OH
filed 2012-11-13
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at November 13, 2012:
2,734,799 common shares

CSB BANCORP, INC

FORM 10-Q

QUARTER ENDED September 30, 2012

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
(Dollars in thousands)
Cash and cash equivalents
Cash and due from banks	$12,913	$12,519
Interest-earning deposits in other banks	41,762	69,739

Total cash and cash equivalents	54,675	82,258

Securities
Available-for-sale, at fair value	134,889	123,026
Restricted stock, at cost	5,463	5,463

Total securities	140,352	128,489

Loans held for sale	540	0

Loans	352,748	324,182
Less allowance for loan losses	4,661	4,082

Net loans	348,087	320,100

Premises and equipment, net	8,425	8,513
Core deposit intangible	931	1,034
Goodwill	4,728	4,728
Bank-owned life insurance	8,237	3,068
Accrued interest receivable and other assets	2,808	3,043

TOTAL ASSETS	$568,783	$551,233

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$91,022	$85,890
Interest-bearing	363,277	357,663

Total deposits	454,299	443,553

Short-term borrowings	43,011	37,073
Other borrowings	16,738	19,161
Accrued interest payable and other liabilities	2,634	2,017

Total liabilities	516,682	501,804

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,734,799 shares in 2012 and 2011	18,629	18,629
Additional paid-in capital	9,994	9,994
Retained earnings	26,342	24,391
Treasury stock at cost- 245,803 shares in 2012 and 2011	(5,015)	(5,015)
Accumulated other comprehensive income	2,151	1,430

Total shareholders’ equity	52,101	49,429

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$568,783	$551,233

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Loans, including fees	$4,357	$4,233	$12,881	$12,745
Taxable securities	638	601	2,074	1,809
Nontaxable securities	120	110	363	310
Other	32	14	112	42

Total interest and dividend income	5,147	4,958	15,430	14,906

INTEREST EXPENSE
Deposits	559	663	1,789	2,154
Short-term borrowings	22	33	71	112
Other borrowings	140	165	434	513

Total interest expense	721	861	2,294	2,779

NET INTEREST INCOME	4,426	4,097	13,136	12,127

PROVISION FOR LOAN LOSSES	206	240	617	710

Net interest income, after provision for loan losses	4,220	3,857	12,519	11,417

NONINTEREST INCOME
Service charges on deposit accounts	345	286	971	810
Trust services	175	154	503	504
Debit card interchange fees	195	154	590	444
Gain on sale of loans, net	169	54	362	153
Securities gains, net	0	237	0	237
Other	189	159	629	441

Total noninterest income	1,073	1,044	3,055	2,589

NONINTEREST EXPENSES
Salaries and employee benefits	1,985	1,856	5,909	5,412
Occupancy expense	280	208	767	631
Equipment expense	154	127	448	370
Professional fees	172	200	621	536
Franchise tax expense	138	135	415	405
FDIC assessment expense	83	36	238	254
Software expense & amortization	94	98	275	284
Marketing and public relations	83	83	235	215
Debit card expense	82	70	230	196
Amortization of intangible assets	37	15	103	46
Net cost of operation of other real estate	0	(51)	8	(51)
Other	420	681	1,383	1,563

Total noninterest expenses	3,528	3,458	10,632	9,861

Income before income taxes	1,765	1,443	4,942	4,145
FEDERAL INCOME TAX PROVISION	534	444	1,515	1,278

NET INCOME	$1,231	$999	$3,427	$2,867

Basic and diluted net income per share	$0.45	$0.37	$1.25	$1.05

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net income	$1,231	$999	$3,427	$2,867

Other comprehensive income, before tax:
Unrealized gains arising during the period	282	458	1,093	1,216
Income tax effect	(96)	(156)	(372)	(413)

Reclassification adjustment for gains on available for sale securities included in net income	0	(237)	0	(237)
Income tax effect	0	81	0	81

Other comprehensive gain	186	146	721	646

Total comprehensive income	$1,417	$1,145	$4,148	$3,513

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Balance at beginning of period	$51,176	$48,538	$49,429	$47,154
Comprehensive income:
Net income	1,231	999	3,427	2,867
Other comprehensive income	186	146	721	646

Total comprehensive income	1,417	1,145	4,148	3,513

Common cash dividends declared	(492)	(492)	(1,476)	(1,476)

Balance at end of period	$52,101	$49,191	$52,101	$49,191

Common cash dividends declared per share	$0.18	$0.18	$0.54	$0.54

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
NET CASH FROM OPERATING ACTIVITIES	$4,388	$3,857

CASH FLOWS FROM INVESTING ACTIVITES
Securities available-for-sale:
Proceeds from maturities and repayments	54,051	27,928
Purchases	(65,222)	(40,159)
Proceeds from sale of securities	0	3,244
Loan originations, net of repayments	(28,702)	248
Proceeds from sale of other real estate owned	26	347
Property, equipment, and software acquisitions	(503)	(311)
Purchase of bank-owned life insurance	(5,000)	0

Net cash used in investing activities	(45,350)	(8,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	10,849	1,396
Net change in short-term borrowings	5,938	509
Repayments of other borrowings	(2,423)	(3,576)
Cash dividends paid	(985)	(985)

Net cash provided by (used in) financing activities	13,379	(2,656)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,583)	(7,502)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,258	48,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,675	$40,858

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$2,426	$2,868
Income taxes	1,170	1,100
Noncash investing activities:
Transfer of loans to other real estate owned	56	764
Noncash financing activities:
Dividends declared	492	492

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2012, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2011, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year or any future interim period.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at September 30, 2012 and December 31, 2011:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2012
Available-for-sale:
U.S. Treasury security	$100	$0	$0	$100
Obligations of U.S. Government corporations and agencies	34,874	52	52	34,874
Mortgage-backed securities in government sponsored entities	76,875	2,491	38	79,328
Obligations of states and political subdivisions	15,402	740	4	16,138
Corporate bonds	4,310	109	36	4,383

Total debt securities	131,561	3,392	130	134,823
Equity securities in financial institutions	69	6	9	66

Total available-for-sale	131,630	3,398	139	134,889
Restricted stock	5,463	0	0	5,463

Total securities	$137,093	$3,398	$139	$140,352

December 31, 2011
Available-for-sale:
U.S. Treasury security	$100	$0	$0	$100
Obligations of U.S. Government corporations and agencies	28,263	83	23	28,323
Mortgage-backed securities in government sponsored entities	74,834	1,562	64	76,332
Obligations of states and political subdivisions	14,148	732	0	14,880
Corporate bonds	3,445	6	121	3,330

Total debt securities	120,790	2,383	208	122,965
Equity securities in financial institutions	69	3	11	61

Total available-for-sale	120,859	2,386	219	123,026
Restricted stock	5,463	0	0	5,463

Total securities	$126,322	$2,386	$219	$128,489

The amortized cost and fair value of debt securities at September 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale:
Due in one year or less	$280	$280
Due after one through five years	13,172	13,551
Due after five through ten years	20,428	20,899
Due after ten years	97,681	100,093

Total debt securities available-for-sale	$131,561	$134,823

Realized Gains and Losses

There were no sales of available-for-sale securities for the three month or nine month periods ending September 30, 2012. Proceeds of $3.2 million from sales of available-for-sale securities and gross realized gains of $237 thousand were included in earnings for both the three month and nine month periods ending September 30, 2011. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined by the specific identification method.

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2012
Obligations of U.S. Corporations and agencies	$52	$13,945	$0	$0	$52	$13,945
Mortgage-backed securities in government sponsored entities	38	$2,249	0	0	38	2,249
Obligations of state and political subdivisions	4	610	0	0	4	610
Corporate bonds	5	367	31	969	36	1,336

Total debt securities	99	17,171	31	969	130	18,140
Equity securities in financial institutions	0	0	9	45	9	45

Total temporarily impaired securities	$99	$17,171	$40	$1,014	$139	$18,185

December 31, 2011
Obligations of U.S. Corporations and agencies	$23	$6,974	$0	$0	$23	$6,974
Mortgage-backed securities in government sponsored entities	63	16,794	1	192	64	16,986
Corporate bonds	49	2,397	72	428	121	2,825

Total debt securities	135	26,165	73	620	208	26,785
Equity securities in financial institutions	0	0	11	43	11	43

Total temporarily impaired securities	$135	$26,165	$84	$663	$219	$26,828

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

There were sixteen (16) securities in an unrealized loss position at September 30, 2012, four (4) of which were in a continuous loss position for twelve months or more. There were seventeen (17) securities in an unrealized loss position at December 31, 2011, two (2) of which were in a continuous loss position for twelve months or more.

At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities and it does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at September 30, 2012 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Commercial	$97,983	$89,828
Commercial real estate	118,287	106,332
Residential real estate	108,450	103,518
Construction & Land Development	21,462	18,061
Consumer	6,298	6,216

Total loans before deferred costs	352,480	323,955
Deferred loan costs	268	227

Total Loans	$352,748	$324,182

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type which helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2012 approximately 82% of the outstanding principal balances of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the State of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of owner occupied commercial real estate and commercial loans. As of September 30, 2012 and December 31, 2011 there were no concentrations of loans related to any single industry.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended September 30, 2012
Beginning balance, July 1, 2012	$896	$1,927	$1,051	$217	$64	$316	$4,471
Provision for possible loan losses	94	108	(45)	85	46	(82)	206
Charge-offs	0	0	0	0	(39)		(39)
Recoveries	2	0	10	0	11		23

Net charge-offs	2	0	10	0	(28)		(16)

Ending balance	$992	$2,035	$1,016	$302	$82	$234	$4,661

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Nine months ended September 30, 2012
Beginning balance, January 1, 2012	$1,024	$1,673	$894	$180	$78	$233	$4,082
Provision for possible loan losses	(33)	376	127	122	24	1	617
Charge-offs	(15)	(14)	(104)	0	(70)		(203)
Recoveries	16	0	99	0	50		165

Net charge-offs	1	(14)	(5)	0	(20)		(38)

Ending balance	$992	$2,035	$1,016	$302	$82	$234	$4,661

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended September 30, 2011
Beginning balance, July 1, 2011	$1,012	$1,558	$776	$272	$81	$355	$4,054
Provision for possible loan losses	(9)	(59)	304	4	2	(2)	240
Charge-offs	(36)	(25)	(72)	(41)	(18)		(192)
Recoveries	1	0	0	0	13		14

Net charge-offs	(35)	(25)	(72)	(41)	(5)		(178)

Ending balance	$968	$1,474	$1,008	$235	$78	$353	$4,116

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Nine months ended September 30, 2011
Beginning balance, January 1, 2011	$1,179	$1,183	$1,057	$213	$80	$319	$4,031
Provision for possible loan losses	120	359	98	63	36	34	710
Charge-offs	(343)	(68)	(156)	(41)	(78)		(686)
Recoveries	12	0	9	0	40		61

Net charge-offs	(331)	(68)	(147)	(41)	(38)		(625)

Ending balance	$968	$1,474	$1,008	$235	$78	$353	$4,116

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and based on the impairment method as of September 30, 2012 and December 31,2011:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
September 30, 2012
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$86	$688	$57	$61	$0	$0	$892
Collectively evaluated for impairment	906	1,347	959	241	82	234	3,769

Total ending allowance balance	$992	$2,035	$1,016	$302	$82	$234	$4,661

Loans:
Loans individually evaluated for impairment	$3,915	$4,911	$1,151	$166	$0		$10,143
Loans collectively evaluated for impairment	94,068	113,376	107,299	21,296	6,298		342,337

Total ending loans balance	$97,983	$118,287	$108,450	$21,462	$6,298		$352,480

December 31, 2011
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$165	$304	$53	$0	$0	$0	$522
Collectively evaluated for impairment	859	1,369	841	180	78	233	3,560

Total ending allowance balance	$1,024	$1,673	$894	$180	$78	$233	$4,082

Loans:
Loans individually evaluated for impairment	$4,605	$2,476	$182	$0	$0		$7,263
Loans collectively evaluated for impairment	85,223	103,856	103,336	18,061	6,216		316,692

Total ending loans balance	$89,828	$106,332	$103,518	$18,061	$6,216		$323,955

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
September 30, 2012
Commercial	$3,915	$0	$3,928	$3,928	$86	$4,243
Commercial real estate	4,950	1,263	3,641	4,904	689	4,160
Residential real estate	1,229	88	1,066	1,154	57	646
Construction & land development	173	0	166	166	61	166

Total impaired loans	$10,267	$1,351	$8,801	$10,152	$893	$9,215

December 31, 2011
Commercial	$4,605	$0	$4,605	$4,605	$165	$2,890
Commercial real estate	2,621	0	2,476	2,476	304	2,924
Residential real estate	182	0	182	182	53	103

Total impaired loans	$7,408	$0	$7,263	$7,263	$522	$5,917

The following table presents the aging of past due and nonaccrual loans as of September 30, 2012 and December 31, 2011 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2012
Commercial	$97,782	$123	$21	$0	$57	$201	$97,983
Commercial real estate	115,390	257	0	11	2,629	2,897	118,287
Residential	106,318	1,097	243	141	651	2,132	108,450
Construction	20,621	668	0	0	173	841	21,462
Consumer	6,124	111	63	0	0	174	6,298

Total Loans	$346,235	$2,256	$327	$152	$3,510	$6,245	$352,480

December 31, 2011
Commercial	$89,365	$272	$28	$150	$13	$463	$89,828
Commercial real estate	103,828	587	250	141	1,526	2,504	106,332
Residential	100,297	1,443	303	282	1,193	3,221	103,518
Construction	17,885	0	0	0	176	176	18,061
Consumer	5,985	194	29	8	0	231	6,216

Total Loans	$317,360	$2,496	$610	$581	$2,908	$6,595	$323,955

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Troubled Debt Restructurings

The Company has troubled debt restructurings of $8.3 million as of September 30, 2012, and $8.5 million as of December 31, 2011, with $600 thousand and $516 thousand of specific reserves allocated as of September 30, 2012 and December 31, 2011 respectively to customers whose loan terms have been modified in troubled debt restructurings. At September 30, 2012, $7.6 million of the loans classified as troubled debt restructurings were performing to modified terms. The remaining $631 thousand were in nonaccrual status.

Loan modifications that are considered troubled debt restructurings completed during the three and nine month periods ended September 30, 2012 and 2011 were as follows:

	For the Three Months Ended September 30, 2012
(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial real estate	0	$0	$0
Residential real estate	1	206	206

Total Restructured Loans	1	$206	$206

Subsequently Defaulted	0	$0

	For the Nine Months Ended September 30, 2012
(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial real estate	1	$140	$140
Residential real estate	8	694	694

Total Restructured Loans	9	$834	$834

Subsequently Defaulted	1	$60

	For the Three Months Ended September 30, 2011
(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial real estate	1	$298	$298
Residential real estate	0	0	0

Total Restructured Loans	1	$298	$298

Subsequently Defaulted	0	$0

	For the Nine Months Ended September 30, 2011
(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	3	$4,465	$4,465
Commercial real estate	2	518	518
Residential real estate	5	285	285

Total Restructured Loans	10	$5,268	$5,268

Subsequently Defaulted	1	$90

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The loans restructured during the three and nine month periods ending September 30, 2012 and 2011 were modified by changing the monthly payment to interest only. No principal reductions were made. The loan that subsequently defaulted in 2012 was a residential real estate loan.

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

Loans that do not meet the criteria for special mention, substandard or doubtful classification, when analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Loans (CONTINUED)

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
September 30, 2012
Commercial	$86,829	$4,905	$6,075	$0	$174	$97,983
Commercial real estate	100,725	5,369	9,081	0	3,112	118,287
Residential real estate	204	0	55	0	108,191	108,450
Construction & land development	15,505	3,369	1,214	0	1,374	21,462
Consumer	0	0	0	0	6,298	6,298

Total	$203,263	$13,643	$16,425	$0	$119,149	$352,480

December 31, 2011
Commercial	$76,216	$5,147	$7,710	$0	$755	$89,828
Commercial real estate	84,846	10,385	8,686	0	2,415	106,332
Residential real estate	1,151	0	61	0	102,306	103,518
Construction & land development	12,695	4,340	168	0	858	18,061
Consumer	0	0	0	0	6,216	6,216

Total	$174,908	$19,872	$16,625	$0	$112,550	$323,955

Loans listed as not rated are either less than $275 thousand or are included in groups of homogeneous loans. The following table presents loans that are not rated by class of loans as of September 30, 2012 and December 31, 2011. Non-performing loans include loans past due 90 days and greater and loans on nonaccrual of interest.

(Dollars in thousands)	Performing	Non-Performing	Total
September 30, 2012
Commercial	$174	$0	$174
Commercial real estate	3,112	0	3,112
Residential real estate	107,454	737	108,191
Construction & land development	1,367	7	1,374
Consumer	6,298	0	6,298

Total	$118,405	$744	$119,149

December 31, 2011
Commercial	$755	$0	$755
Commercial real estate	2,415	0	2,415
Residential real estate	100,892	1,414	102,306
Construction & land development	850	8	858
Consumer	6,208	8	6,216

Total	$111,120	$1,430	$112,550

Loans serviced for others approximated $56 million and $50 million at September 30, 2012 and December 31, 2011, respectively.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS (CONTINUED)

LevelI:	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.
Level II:	Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; inputs that are derived principally from or corroborated by observable market data by corroborated or other means. If the asset or liability has a specified (contractual) term, the Level II input must be observable for substantially the full term of the asset or liability.
Level III:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of September 30, 2012 and December 31, 2011, by level within the fair value hierarchy. No liabilities are carried at fair value. As required by the applicable accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government corporations and agencies, mortgage-backed securities, corporate bonds and obligations of states and political subdivisions are valued at observable market data for similar assets.

(Dollars in thousands)	Level I	Level II	Level III	Total
	September 30, 2012
Assets:
Securities available-for-sale
U.S. Treasury security	$100	$0	$0	$100
Obligations of U.S. government corporations and agencies	0	34,874	0	34,874
Mortgage-backed securities in government sponsored entities	0	79,328	0	79,328
Obligations of states and political subdivisions	0	16,138	0	16,138
Corporate bonds	0	4,383	0	4,383

Total debt securities	100	134,723	0	134,823
Equity securities in financial institutions	66	0	0	66
Loans held for sale	540	0	0	540

Total Assets	$706	$134,723	$0	$135,429

	December 31, 2011
Assets:
Securities available-for-sale
U.S. Treasury security	$100	$0	$0	$100
Obligations of U.S. government corporations and agencies	0	28,323	0	28,323
Mortgage-backed securities in government sponsored entities	0	76,332	0	76,332
Obligations of states and political subdivisions	0	14,880	0	14,880
Corporate bonds	0	3,330	0	3,330

Total debt securities	100	122,865	0	122,965
Equity securities in financial institutions	61	0	0	61

Total Assets	$161	$122,865	$0	$123,026

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of September 30, 2012, and December 31, 2011, by level within the fair value hierarchy. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. As a result, these rights are measured at fair value on a nonrecurring basis and are classified within level III of the fair value hierarchy. Impaired loans measured using a discounted cash flow model, calculate the present value of future loan payments. The valuation models incorporate assumptions based on management’s best judgment that are significant inputs to the discounting calculations. Techniques used to value the collateral that secure the impaired loans and other real estate owned include: quoted market prices for identical assets classified as Level I inputs, and observable inputs employed by certified appraisers for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

(Dollars in thousands)	Level I	Level II	Level III	Total
	September 30, 2012
Assets measured on a nonrecurring basis:
Impaired loans	$0	$0	$9,250	$9,250
Other real estate owned	0	0	51	51
Mortgage servicing rights	0	0	192	192

	December 31, 2011
Impaired loans	$0	$0	$6,741	$6,741
Other real estate owned	0	0	10	10
Mortgage servicing rights	0	0	167	167

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair value estimate	Valuation techniques	Unobservable input	Range
(Dollars in thousands)	September 30, 2012
		Discounted	Remaining term	17 mos to 30 yrs
		cash flow	Discount rate	3.75% to 8%
		Appraisal of	Appraisal adjustments (2)	0% to -50%
Impaired loans	$9,250	collateral (1), (3)	Liquidation expense (2)	0% to -10%
		Appraisal of	Management discount
Other real estate owned	51	collateral (1), (3)	for property type	0% to -32%
		Discounted	Remaining term	8 mos to 30 yrs
Mortgage servicing rights	192	cash flow	Discount rate	2.1%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as estimated liquidation expenses. The range of liquidation expenses and other appraisals adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
(Dollars in thousands)	Carrying Value	Level 1	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$54,675	$54,675	$0	$0	$54,675
Securities	134,889	166	134,723	0	134,889
Loans held for sale	540	540	0	0	540
Net loans	348,087	0	0	353,559	353,559
Bank-owned life insurance	8,237	8,237	0	0	8,237
Regulatory stock	5,463	0	5,463	0	5,463
Accrued interest receivable	1,463	1,463	0	0	1,463
Financial liabilities:
Deposits	$454,299	$293,229	$0	$162,577	$455,806
Short-term borrowings	43,011	43,011	0	0	43,011
Federal Home Loan Bank advances	16,738	0	0	17,969	17,969
Accrued interest payable	153	153	0	0	153

	December 31, 2011
(Dollars in thousands)	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$82,258	$82,258
Securities available for sale	123,026	123,026
Net loans	320,100	327,138
Bank-owned life insurance	3,068	3,068
Regulatory stock	5,463	5,463
Accrued interest receivable	1,349	1,349
Financial liabilities:
Deposits	$443,553	$445,587
Short-term borrowings	37,073	37,073
Federal Home Loan Bank advances	19,161	20,087
Accrued interest payable	182	182

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

The Company also has unrecognized financial instruments at September 30, 2012 and December 31, 2011. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $105 million at September 30, 2012 and $92 million at December 31, 2011. Such amounts are also considered to be the estimated fair values.

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at September 30, 2012 as compared to December 31, 2011, and the consolidated results of operations for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes.

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

FINANCIAL CONDITION

Total assets were $569 million at September 30, 2012, compared to $551 million at December 31, 2011, representing an increase of $18 million, or 3%. Cash and cash equivalents decreased $28 million, or 33%, during the nine month period ended September 30, 2012, primarily as a result of funding increases in loans and securities and repayment of advances from the FHLB. Securities increased $12 million, or 9%, during the first nine months of 2012 as bonds were purchased within the US government agency portfolio.

Net loans increased $28 million, or 9%, during the nine month period ended September 30, 2012. Commercial loans including commercial real estate loans increased $20 million, or 10%, home equity lines increased $1 million, or 3%, real estate mortgage loans increased $4 million, or 6%, construction and land development loans increased $3 million, or 19%, and consumer loans remained stable over December 31, 2011. Consumers continued to refinance their mortgage loans for lower long-term rates. During the fourth quarter 2011 and first nine months of 2012 the bank originated and retained fifteen year fixed rate mortgage loans for its portfolio. The bank originates and sells fixed rate thirty year mortgages into the secondary market.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses as a percentage of total loans was 1.32% at September 30, 2012, an increase from 1.26% at December 31, 2011. Outstanding loan balances increased 9% to $353 million at September 30, 2012 while net charge-offs of $38 thousand were offset by a provision of $617 thousand to the allowance for loan losses for the nine months ended September 30, 2012. Non-performing loans increased $173 thousand or 5% from December 31, 2011.

(Dollars in thousands)	September 30, 2012		December 31, 2011		September 30, 2011
Non-performing loans	$3,662		$3,489		$3,495
Other real estate	51		10		505
Allowance for loan losses	4,661		4,082		4,116
Total loans	352,748		324,182		313,980
Allowance: loans	1.32%		1.26%		1.31%
Allowance: non-performing loans	1.3	x	1.2	x	1.2	x

The ratio of gross loans to deposits was 78% at September 30, 2012, compared to 73% at December 31, 2011. The increase in this ratio is the result of loan volume increases outpacing increases in deposits during the nine months ended September 30, 2012.

The Company had net unrealized gains of $3 million within its securities portfolio at September 30, 2012, compared to net unrealized gains of $2 million at December 31, 2011. The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $139 thousand within the total portfolio as of September 30, 2012, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments detailed above on September 30, 2012, are considered temporary and no impairment loss relating to these securities has been recognized.

Bank–owned life insurance of $5 million was purchased on the lives of senior management during first quarter of 2012.

Deposits increased $11 million, or 2% from December 31, 2011 with non-interest bearing deposits increasing $5 million and interest-bearing deposit accounts increasing $6 million. By deposit type, increases were recognized in statement and passbook savings accounts and money market savings accounts for the period ended September 30, 2012.

Short-term borrowings consisting of overnight repurchase agreements with retail customers increased $6 million from December 31, 2011 and other borrowings decreased $2 million as the Company used cash from interest-earning deposits in other banks to repay required maturities and monthly payments on advances from the FHLB.

Total shareholders’ equity amounted to $52 million, or 9% of total assets, at September 30, 2012, compared to $49 million, or 9% of total assets, at December 31, 2011. The increase in shareholders’ equity during the nine months ended September 30, 2012 was due to net income of $3.4 million, an increase of $721 thousand in other comprehensive income and dividends declared of $1.5 million which partially offset the above increases. The Company and its subsidiary bank met all regulatory capital requirements at September 30, 2012.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 30, 2012 and 2011

For the quarter ended September 30, 2012, the Company recorded net income of $1.2 million or $0.45 per share, as compared to net income of $999 thousand, or $0.37 per share for the quarter ended September 30, 2011. The $232 thousand increase in net income for the quarter was a result of net interest income increasing $329 thousand and other noninterest income increasing $29 thousand. These gains were partially offset by an increase in noninterest expense of $70 thousand and an increase in the federal income tax provision of $90 thousand. Return on average assets and return on average equity were 0.86% and 9.41%, respectively, for the three month period of 2012, compared to 0.87% and 8.04%, respectively for 2011.

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended September 30,
	2012		2011
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Interest-earning deposits in other banks	$49,930	0.25%	$28,194	0.21%
Federal funds sold	241	0.00	101	0.03
Taxable securities	123,565	2.05	74,486	3.20
Tax-exempt securities	14,675	4.93	12,740	5.15
Loans	347,682	5.00	315,750	5.33

Total earning assets	536,093	3.87%	431,271	4.62%
Other assets	33,049		23,414

TOTAL ASSETS	$569,142		$454,685

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$63,263	0.07%	$52,662	0.08%
Savings deposits	138,415	0.16	84,903	0.24
Time deposits	161,998	1.21	144,326	1.65
Other borrowed funds	59,198	1.08	53,088	1.47
Total interest bearing liabilities	422,874	0.68%	334,979	1.02%
Non-interest bearing demand deposits	91,815		68,686
Other liabilities	2,390		1,755
Shareholders’ Equity	52,063		49,265

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$569,142		$454,685

Taxable equivalent net interest spread		3.19%		3.60%
Taxable equivalent net interest margin		3.34%		3.83%

Interest income for the quarter ended September 30, 2012, was $5.1 million representing a $189 thousand increase, or a 3.8% improvement, compared to the same period in 2011. This increase was primarily due to average loan volume increasing $32 million for the quarter ended September 30, 2012 as compared to the third quarter 2011. Interest expense for the quarter ended September 30, 2012 was $721 thousand, a decrease of $140 thousand or 16.3%, from the same period in 2011. The decrease in interest expense occurred primarily due to a decrease of 0.32% in interest rates paid on interest-bearing deposits which decreased from 0.93% in 2011 to 0.61% in 2012 and a rate decrease of 0.39% on all other borrowings which declined from 1.47% in 2011 to 1.08% for the quarter ended September 30, 2012.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for loan losses for the quarter ended September 30, 2012 was $206 thousand, compared to a $240 thousand provision for the same quarter in 2011. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended September 30, 2012, was $1.1 million, an increase of $29 thousand, or 3%, compared to the same quarter in 2011. Service charges on deposit accounts increased $59 thousand or 21% compared to the same quarter in 2011 reflecting the increase in fees generated from deposits acquired during October 2011 from the branch acquisition. Debit card interchange income rose $41 thousand, or 27%, due to volume increases from new accounts as consumers increased their usage of the product. Fees from trust and brokerage services increased $21 thousand to $175 thousand for third quarter 2012 as compared to the same quarter in 2011. The gain on the sale of mortgage loans to the secondary market increased to $169 thousand for the three month period ended September 30, 2012, from $54 thousand in the three month period ended September 30, 2011. Mortgage origination increased during the quarter as secondary market mortgage interest rates reached new lows for the year. Gains on securities sold decreased during the third quarter 2012 as securities gains of $237 thousand recognized in the third quarter of 2011 did not reoccur during the third quarter of 2012.

Noninterest expenses for the quarter ended September 30, 2012 increased $70 thousand, or 2%, compared to the third quarter of 2011. Salaries and employee benefits increased $129 thousand, or 7%. Occupancy and equipment expenses increased $99 thousand in 2012 over the third quarter of 2011. Other expenses decreased $261 thousand, or 38%, compared to the third quarter 2011. Increases in non-interest expense in salaries and employee benefits, occupancy and equipment and some other expenses are the direct result of acquiring two branches in Wooster, Ohio during fourth quarter 2011. The FDIC deposit premium expense increase for the quarter of $47 thousand reflected an accrual adjustment based on a change in the assessment calculation.

Federal income tax expense increased $90 thousand, or 20%, for the quarter ended September 30, 2012 as compared to the third quarter of 2011. The provision for income taxes was $534 thousand (effective rate of 30%) for the quarter ended September 30, 2012, compared to $444 thousand (effective rate of 31%) for the quarter ended September 30, 2011. The increase in the expense resulted from improved income.

RESULTS OF OPERATIONS

Nine months ended September 30, 2012 and 2011

Net income for the nine months ending September 30, 2012, was $3.4 million or $1.25 per share, as compared to $2.9 million or $1.05 per share during the same period in 2011. Return on average assets and return on average equity were 0.82% and 8.95%, respectively, for the nine month period of 2012, compared to 0.85% and 7.92%, respectively for 2011.

Comparative net income increased as net interest income improved to $13.1 million for the nine months ended September 30, 2012, an increase of $1 million or 8% from the same period last year. Total noninterest income rose $466 thousand or 18% to $3.1 million. The provision for loan losses decreased $93 thousand or 13% during the same comparative period. These improvements were partially offset by higher noninterest expenses for the nine month period ending in 2012 as compared to 2011.

Interest income on loans increased $136 thousand, or 1%, for the nine months ended September 30, 2012, as compared to the same period in 2011. This increase was primarily due to an average volume increase of $20 million for the comparable nine month periods. Interest income on securities increased $318 thousand, or 15%, as the average volume of securities increased $46 million for the comparable nine month periods. Interest income on fed funds sold and interest bearing deposits increased $70 thousand for the nine months ended September 30, 2012 as the average fed funds sold and due from banks interest bearing balances increased $34 million, compared to the same period in 2011.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet and Net Interest Margin Analysis

	For the nine months ended September 30,
	2012		2011
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Due from banks -interest bearing	$57,898	0.26%	$23,531	0.24%
Federal funds sold	150	0.00	93	0.06
Taxable securities	118,200	2.34	74,050	3.26
Tax-exempt securities	14,078	5.22	12,209	5.14
Loans	338,272	5.10	318,420	5.36

Total earning assets	528,598	3.95%	428,303	4.71%
Other assets	32,712		23,220

TOTAL ASSETS	$561,310		$451,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$62,054	0.08%	$52,541	0.08%
Savings deposits	133,585	0.18	84,014	0.25
Time deposits	165,725	1.27	146,661	1.79
Other borrowed funds	58,122	1.16	52,020	1.61

Total interest bearing liabilities	419,486	0.73%	335,236	1.11%
Non-interest bearing demand deposits	88,693		66,374
Other liabilities	2,007		1,542
Shareholders’ Equity	51,124		48,371

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$561,310		$451,523

Taxable equivalent net interest spread		3.22%		3.60%
Taxable equivalent net interest margin		3.37%		3.85%

Interest expense decreased $485 thousand to $2.3 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Interest expense on deposits decreased $365 thousand, or 17%, from the same period as last year, while interest expense on short-term and other borrowings decreased $120 thousand or 19%. The decrease in interest expense has been caused by lower interest rates being paid across the board on interest-bearing deposit accounts and borrowings. Additionally, during the comparable nine month periods, the Company grew non-interest bearing deposits in 2012. Time deposits continue to renew at lower interest rates, and some depositors have moved monies to savings instruments anticipating higher rates than time deposits. Competition for deposits appears to be decreasing from a year ago with larger money center banks reducing the premium paid for term deposits. The net interest margin decreased by 48 basis points for the nine month period ended September 30, 2012, to 3.37%, from 3.85% for the same period in 2011. This margin decrease is primarily the result of $74 million in deposit growth acquired with two branches in Wooster, Ohio combined with deposit growth in the core bank which has been temporarily invested in lower earning assets.

The provision for loan losses was $617 thousand during the nine months of 2012, compared to $710 thousand in the same nine month period of 2011. The provision or credit for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest income increased $466 thousand, or 18%, during the nine months ended September 30, 2012, as compared to the same period in 2011. Debit card interchange income increased $146 thousand or 33% as a result of increased customers and card usage in 2012. Service charges on deposits increased $161 thousand from the same period in 2011 reflecting the increase in accounts following the fourth quarter 2011 branch acquisition.

Increases were recognized in gains on mortgage loans sold in the secondary market for the first nine months of 2012 as refinancing activity increased during a period of historically low mortgage rates.

Non-interest expenses increased $771 thousand, or 8%, for the nine months ended September 30, 2012, compared to the same period in 2011. The bank’s FDIC deposit premium decreased $16 thousand to $238 thousand for the nine months ended 2011 reflecting a decrease in rate and accrual for the nine months ended September 30, 2012 as compared to 2011. Salaries and employee benefits increased $497 thousand, or 9%, primarily the result of additional branch personnel, benefit increases and increased personnel to run a larger institution. Professional fees increased $85 thousand, or 16%, reflecting employment search fees for the Chief Operating Officer and commercial lending positions as well as fees spent to review the Company’s computer operating system. Occupancy and equipment expense increased $214 thousand, or 21% reflecting the increase in the number of branches as compared to 2011. Decreases were recognized in other expenses, primarily the result of 2011 branch conversion expenses that did not recur in 2012.

The provision for income taxes was $1.5 million (effective rate of 31%) for the nine months ended September 30, 2012, compared to $1.3 million (effective rate of 31%) for the nine months ended September 30, 2011.

CAPITAL RESOURCES

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s annual report on Form 10-K for the year ended December 31, 2011, and as of September 30, 2012 the Company and the Bank meet all capital adequacy requirements to which they are subject.

LIQUIDITY

Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. The Company’s primary sources of liquidity are cash and cash equivalents, which totaled $55 million at September 30, 2012, a decrease of $27 million from $82 million at December 31, 2011. Net income, securities available-for-sale, and loan repayments also serve as sources of liquidity. Cash and cash equivalents and estimated principal cash flow and maturities on investments maturing within one year represent 16% of total assets as of September 30, 2012 compared to 13% of total assets at year-end 2011. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2012, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Management performs a quarterly analysis over a twenty-four month horizon of the Company’s interest rate risk. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. All positions are currently within the Company’s board-approved policy under a dynamic balance sheet. Board set limits are minimally exceeded under a static balance sheet due to the volume of liquidity held by the bank on September 30, 2012.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 through 400 basis point changes, in 100 basis point changes, in market interest rates at September 30, 2012 and December 31, 2011. The net interest income reflected is for the first twelve months of the modeled twenty-four month period. Due to the current low interest rate environment, particularly for short-term rates, the decreasing change is not calculated.

(Dollars in thousands)
		September 30, 2012
	Change in interest rates (basis points)	Net interest income	Dollar change	Percentage change
+	400	$17,672	$866	5.2%
+	300	17,474	668	4.0
+	200	17,286	480	2.9
+	100	17,098	292	1.7
	0	16,806	0	0.0
–	100	N/A	N/A	N/A
–	200	N/A	N/A	N/A

		December 31, 2011
	Change in interest rates (basis points)	Net interest income	Dollar change	Percentage change
+	400	$17,500	$818	4.9%
+	300	17,241	559	3.4
+	200	17,028	346	2.1
+	100	16,857	17	1.0
	0	16,682	0	0.0
–	100	N/A	N/A	N/A
–	200	N/A	N/A	N/A

CSB BANCORP, INC.

CONTROLS AND PROCEDURES

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

Quarter ended September 30, 2012

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

ITEM 3 –	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 –	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 –	OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended September 30, 2012

PART II – OTHER INFORMATION

ITEM 6 –	Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 1994).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a for the fiscal year ended December 31, 2008).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof).

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification (filed herewith).

32.1	Section 1350 CEO’s Certification (filed herewith).

32.2	Section 1350 CFO’s Certification (filed herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC. (Registrant)

Date: November 13, 2012	/s/ Eddie L. Steiner
Eddie L. Steiner
President Chief Executive Officer

Date: November 13, 2012	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President Chief Financial Officer

CSB BANCORP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 1994).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Company’s Form DEF 14a for the fiscal year ended December 31, 2008).

4.0	Specimen stock certificate (incorporated by reference to the Company’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings (reference is hereby made to Consolidated Statements of Income on page 4 hereof).

31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification (filed herewith).

32.1	Section 1350 CEO’s Certification (filed herewith).

32.2	Section 1350 CFO’s Certification (filed herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.