Form 10-K
period 2012-12-31
CSB BANCORP INC /OH
filed 2013-03-25
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the fiscal year ended December 31, 2012

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

    ☐  Yes     ☒  No

At June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on a share price of $18.17 per share (such price being the last trade price on such date) was $45.7 million.

At March 25, 2013, there were outstanding 2,736,060 of the registrant’s common shares, $6.25 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CSB Bancorp Inc.’s 2012 Annual Report to Shareholders.

Portions of CSB Bancorp Inc.’s Proxy Statement dated March 25, 2013.

PART I

ITEM 1. BUSINESS.

General

CSB Bancorp, Inc. (“CSB”), is a registered financial holding company under the Bank Holding Company Act of 1956, as amended, and was incorporated under the laws of the State of Ohio in 1991. The Commercial and Savings Bank of Millersburg, Ohio (the “Bank”), an Ohio banking corporation chartered in 1879, is a wholly-owned subsidiary of the Company. The Bank is a member of the Federal Reserve system, and its deposits are insured up to the maximum amount provided by law by the Federal Deposit Insurance Corporation (“FDIC”). The primary regulators of the Bank are the Federal Reserve Board and the Ohio Division of Financial Institutions. In this Annual Report on form 10-K sometimes CSB and the Bank are collectively referred to as the “Company.”

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

The Bank provides residential real estate, commercial real estate, commercial and consumer loans to customers located primarily in Holmes, Tuscarawas, Wayne, Stark and portions of surrounding counties in Ohio. The Bank’s market area has historically exhibited relatively stable economic conditions; however, a pronounced slowdown in economic activity has been evident since the latter half of 2008. Unemployment levels in Holmes County have generally been among the lowest in the State of Ohio, while the balance of the Bank’s market area typically experiences unemployment levels similar to the state average. Unemployment in the Bank’s market area peaked during 2010 and has improved steadily thereafter, with average unemployment at December 2012 approximately 45-50% lower than December 2010. Residential real estate values realized moderate reductions in value during the time period with most values continuing to be below the height of the market.

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

Residential real estate loans carry both fixed and variable rates and are secured by the borrower’s residence. Such loans are made based on the borrower’s ability to make repayment from employment and other income. Management assesses the borrower’s ability and willingness to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 80% or less of the value of the collateral or up to 95% of collateral value with private mortgage insurance. An appraisal from a qualified real estate appraiser or an evaluation primarily based on tax value is obtained for substantially all loans secured by real estate. Residential construction loans are secured by residential real estate that generally will be occupied by the borrower upon completion. The Bank usually makes the permanent loan at the end of the construction phase. Generally, construction loans are made in amounts of 80% or less of the value of the collateral.

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

Installment loans to individuals include unsecured loans and loans secured by automobiles and other consumer assets. Consumer loans for the purchase of new automobiles generally do not exceed 100% of the purchase price of the automobile. Loans for used automobiles generally do not exceed average wholesale or trade-in values as stipulated in a recent auto-industry used-car price guide. Overdraft protection loans are unsecured personal lines of credit to individuals who have demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, absence of collateral. Since these loans are generally repaid from ordinary income of the individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or by a general decline in economic conditions. The Bank assesses the borrower’s ability and willingness to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.

While CSB’s chief decision-makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. For a discussion of CSB’s financial performance for the fiscal year ended December 31, 2012, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

Employees

At December 31, 2012, CSB had 162 employees, 142 of which were employed on a full-time basis. CSB has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Employees are provided benefit programs, some of which are contributory. Management considers its employee relations to be good.

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

Supervision and Regulation of CSB and the Bank

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

The Bank, as an Ohio state-chartered bank and member of the Federal Reserve System, is subject to regulation, supervision, and examination by the Ohio Division of Financial Institutions and the FRB. Because the FDIC insures its deposits, the Bank is also subject to certain regulations of that federal agency. The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and the Bank is subject to deposit insurance assessments to maintain the Deposit Insurance Fund.

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

The following information describes selected federal and state statutory and regulatory provisions that have, or could have, a material impact on the Company’s business. This discussion is qualified in its entirety by reference to the full text of the particular statutory or regulatory provisions. These statutes and regulations are continually under review by the United States Congress and state legislatures and state and federal regulatory agencies. A change in statutes, regulations, or regulatory policies applicable to CSB and its subsidiaries could have a material effect on their respective businesses.

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

•	the deposit insurance assessment base for federal deposit insurance has been expanded from domestic deposits to average assets less average tangible equity;

•

the Dodd-Frank Act instructs appropriate federal banking agencies to make the capital requirements for banks and savings and loan holding companies and insured depository institutions countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness;

•	the prohibition on the payment of interest on business demand deposits has been repealed, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	permanently increases the $250,000 limit for FDIC deposit insurance;

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

•	increases authority of the FRB to examine financial holding companies and their non-bank subsidiaries.

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

On June 7, 2012, the FRB approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to CSB and the Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules received extensive comments during a comment period that ran through October 2012. In November 2012, the federal bank regulatory agencies jointly stated that they do not expect any of the proposed rules to become effective on the original target date of January 1, 2013. Further guidance from the bank regulatory agencies is expected in early 2013.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to CSB and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019.

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

In order to be “well-capitalized,” a bank must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2012, the Bank meets the ratio requirements to be deemed “well-capitalized” according to the guidelines described above. See Note 12 of the Notes to Consolidated Financial Statements located on page 52 of CSB’s 2012 Annual Report, which is incorporated herein by reference.

Deposit Insurance

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

The FDIC issued final rules, effective April 2011 that changed the deposit insurance assessment base, as required by the Dodd-Frank Act. As adopted, the final rule changed the deposit insurance assessment base from domestic deposits to average assets less average tangible equity. The final rule also set a target size for the Deposit Insurance Fund at 2% of insured deposits and implements a lower assessment rate schedule when the fund reaches 1.15% and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2% and 2.5%. The final rule went into effect beginning with the second quarter of 2011. The change to the assessment base and assessment rates, as well as the Deposit Insurance Fund restoration time frame, has lowered the Company’s deposit insurance assessment and future assessments should continue to be favorable.

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

Payments of dividends by the Bank are limited by applicable state and federal laws and regulations. The ability of CSB to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends, which may be declared by the Bank. However, the FRB expects CSB to serve as a source of strength for the Bank and may require CSB to retain capital for further investment in the Bank, rather than pay dividends to CSB shareholders. Payment of dividends by the Bank may be restricted at any time at the discretion of its applicable regulatory authorities, if they deem such dividends to constitute an unsafe or unsound banking practice. These provisions could have the effect of limiting CSB’s ability to pay dividends on its common shares.

The FRB issued a policy statement that provides that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. At December 31, 2012, approximately $6.2 million of the total shareholders’ equity of the Bank was available for payment to CSB without the prior approval of the applicable regulatory authorities. See Note 12 of the “Notes to Consolidated Financial Statements located on page 52 of CSB’s 2012 Annual Report.

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

Corporate Governance

The Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law on July 30, 2002. SOX contains important requirements for public companies with regard to financial disclosure and corporate governance. In accordance with section 302(a) of SOX, written certifications by CSB’s Chief Executive Officer and Chief Financial Officer are required to certify that CSB’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or fail to state a material fact. CSB has also implemented a program designed to comply with Section 404 of SOX, which includes identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity-level controls and testing of the operating effectiveness of key controls. Provisions of the Dodd-Frank Act provide a permanent exemption for smaller companies which have a public float of less than $75 million, from the SOX attestation requirement by the external accountants on internal controls. CSB is exempt from the requirement for external accountant attestation on internal controls. Management’s assessment of internal controls over financial reporting, which is located on page 23 of the CSB 2012 Annual Report, is incorporated by reference.

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

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the SEC’s Industry Guide 3 “Statistical Disclosures by Bank Holding Companies,” or a specific reference as to the location of required disclosures in the Company’s 2012 Annual Report.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The information set forth under the heading “Average Balance Sheets and Net Interest Margin Analysis” located on page 11 of the Company’s 2012 Annual Report and is incorporated by reference herein.

The information set forth under the heading “Rate/Volume Analysis of Changes in Income and Expense” located on page 12 of the Company’s 2012 Annual Report and is incorporated by reference herein.

Investment Portfolio

The following is a schedule of the carrying value of securities at December 31:

(Dollars in thousands)
Securities available-for-sale, at fair value	2012	2011	2010
U.S. Treasury security	$100	$100	$100
Obligations of U.S. government corporations and agencies	35,980	28,323	19,711
Mortgage-backed securities in government sponsored entities	69,039	76,332	42,351
Asset-backed securities in government sponsored entities	2,823	—	—
Obligations of states and political subdivisions	16,883	14,880	11,994
Corporate bonds	4,397	3,330	992
Equity securities in financial institutions	69	61	56

Total	$129,291	$123,026	$75,204

The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2012:

	One Year or Less		After One Year Through Five Years		Maturing After Five Years Through Ten Years		After Ten Years		Total
	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
(Dollars in thousands)
Available for sale:
U.S. Treasury	$100	0.22%	$—	—%	$—	0.00%	$—	—%	$100	0.22%
Obligations of U.S. Government corporations and agencies	—	—	6,000	0.76	16,000	1.47	13,996	1.40	35,996	1.32
Mortgage-backed securities in government sponsored entities	96	1.19	332	4.44	1,702	4.68	64,803	2.12	66,933	2.20
Asset-backed securities in government sponsored entities	—	—	—	—	—	0.00	2,862	1.55	2,862	1.55
Obligations of states and political subdivisions	215	6.06	5,791	4.70	7,862	4.70	2,326	5.19	16,194	4.79
Corporate bonds	—	—	4,313	2.39	—	—	—	—	4,313	2.39

Total	$411	3.50%	$16,436	2.65%	$25,564	2.68%	$83,987	2.07%	$126,398	2.27%

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

Loan Portfolio

Total loans on the balance sheet are comprised of the following classifications at December 31:

(Dollars in thousands)	2012	2011	2010	2009	2008
Commercial	$104,899	$89,828	$78,540	$69,351	$61,859
Commercial real estate	119,192	106,332	104,829	107,794	109,284
Residential real estate	110,412	103,518	108,832	114,882	125,149
Construction and land development	23,358	18,061	16,515	13,761	11,239
Consumer	6,480	6,216	6,715	7,464	8,677

Total loans	$364,341	$323,955	$315,431	$313,252	$316,208

The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding real estate mortgage and installment loans, as of December 31, 2012:

	Maturing
(Dollars in thousands)	One Year or Less	One Through Five Years	After Five Years	Total
Commercial	$49,148	$24,217	$31,534	$104,899
Commercial real estate	4,859	11,992	102,341	119,192
Construction and land development	4,661	2,591	16,106	23,358

Total	$58,668	$38,800	$149,981	$247,449

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and construction and land development loans due after one year from December 31, 2012.

(Dollars in thousands)	Fixed Rate	Variable Rate
Total commercial, commercial real estate and construction and land development loans due after one year	$30,126	$158,655

The following schedule summarizes nonaccrual, past due and restructured loans.

(Dollars in thousands)	2012	2011	2010	2009	2008
Loans accounted for on a nonaccrual basis	$3,206	$2,908	$3,905	$3,786	$2,227
Accruing loans that are contractually past due 90 days or more as to interest or principal payments	131	581	685	355	416

Totals	$3,337	$3,489	$4,590	$4,141	$2,643

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

Information regarding impaired loans at December 31 is as follows:

(Dollars in thousands)	2012	2011	2010
Loans acquired with credit impairment	$—	$—	$440
Total recorded investment of impaired loans	10,210	7,263	1,806
Less portion for which no allowance for loan loss is allocated	1,975	—	458
Portion of impaired loan balance for which an allowance for loan losses is allocated	8,235	7,263	1,788
Portion of allowance for loan losses allocated to the impaired loan balance at December 31	779	522	330

For the year ended December 31, 2012, interest income recognized on impaired loans amounted to $337 thousand, while $517 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2011, interest income recognized on impaired loans amounted to $169 thousand, while $190 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2010, interest income recognized on impaired loans amounted to $2 thousand while $175 thousand would have been recognized had the loans been performing under their contractual terms.

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

At December 31, 2012, no loans were identified that management had serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in in the tables set forth above. On a monthly basis, the Company internally classifies certain loans based on various factors. At December 31, 2012, these amounts, including impaired and nonperforming loans, amounted to $16.4 million of substandard loans and $0 doubtful loans.

As of December 31, 2012, there are no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in the loan portfolio table set forth above.

Summary Of Loan Loss Experience

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(Dollars in thousands)	2012	2011	2010	2009	2008
LOANS
Average loans outstanding during period	$342,868	$318,781	$313,549	$317,254	$262,933

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$4,082	$4,031	$4,060	$3,394	$2,586
Loans charged-off:
Commercial	(29)	(487)	(479)	(320)	(55)
Commercial real estate	(283)	(68)	(187)	(254)	(10)
Residential real estate	(106)	(297)	(488)	(177)	(19)
Construction and land development	—	(41)	(143)	—	—
Consumer	(89)	(121)	(92)	(134)	(70)

Total loans charged-off	(507)	(1,014)	(1,389)	(885)	(154)

Recoveries of loans previously charged-off:
Commercial	16	38	93	55	6
Commercial real estate	—	—	—	86	4
Residential real estate	102	19	—	—	10
Construction and land development	—	—	—	—	—
Consumer	64	58	32	73	151

Total loan recoveries	182	115	125	214	171

Net loans (charged-off) recovered	(325)	(899)	(1,264)	(671)	17
Provision charged to operating expense	823	950	1,235	1,337	333
Addition from acquisition	—	—	—	—	458

Balance at end of period	$4,580	$4,082	$4,031	$4,060	$3,394

Ratio of net charge-offs (recoveries) to average loans outstanding for period	0.09%	0.28%	0.40%	0.21%	(0.01)%

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

	Allocation of the Allowance for Loan Losses (Dollars in thousands)
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
Commercial	$933	28.79%	$1,024	27.73%	$1,179	24.90%	$1,031	22.14%	$716	19.56%
Commercial real estate	1,902	32.71	1,673	32.82	1,183	33.23	1,338	34.41	1,058	34.56
Residential real estate	1,096	30.30	894	31.95	1,057	34.50	1,140	36.68	1,244	39.58
Construction & land development	253	6.41	180	5.58	213	5.24	246	4.39	111	3.56
Consumer	76	1.79	78	1.92	80	2.13	77	2.38	94	2.74
Unallocated	320		233		319		228		171

Total	$4,580	100.00%	$4,082	100.00%	$4,031	100.00%	$4,060	100.00%	$3,394	100.00%

Deposits

The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average Amounts Outstanding Year ended December 31			Average Rate Paid Year ended December 31
	2012	2011	2010	2012	2011	2010
(Dollars in thousands)
Noninterest-bearing demand	$91,148	$70,543	$58,601	N/A	N/A	N/A
Interest-bearing demand deposits	63,346	53,896	51,990	0.08%	0.08%	0.08%
Savings deposits	135,035	91,232	73,694	0.17	0.25	0.34
Time deposits	163,997	152,194	149,788	1.25	1.70	2.15

Total deposits	$453,526	$367,865	$334,073

The Bank does not have any material deposits by foreign depositors.

The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2012:

(Dollars in thousands)
Three months or less	$9,123
Over three through six months	6,147
Over six through twelve months	18,290
Over twelve months	20,603

Total	$54,163

Return On Equity and Assets

	2012	2011	2010
Return on average assets	0.80%	0.78%	0.78%
Return on average shareholders’ equity	8.85	7.57	7.43
Dividend payout ratio	43.30	53.40	56.32
Average shareholders’ equity to average assets	9.10	10.33	10.56

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, short-term advances through Federal Home Loan Bank and federal funds purchased. Securities sold under agreements to repurchase generally mature one (1) day from the transaction date. Federal funds purchased generally have overnight terms. Information concerning short-term borrowings is summarized as follows:

(Dollars in thousands)	2012	2011	2010
Securities sold under agreements to repurchase, federal funds purchased and short-term advances at period-end	$43,992	$37,073	$32,018
Weighted average interest rate at period-end	0.20%	0.25%	0.55%
Maximum outstanding at any month-end during the year	43,992	37,073	33,629
Average amount outstanding	40,893	32,577	29,700
Weighted average rates during the year	0.22%	0.43%	0.68%

ITEM 1A. RISK FACTORS.

Risks Relating to Economic and Market Conditions

Difficult market conditions and economic trends have adversely affected the financial services industry and the Company’s business.

Dramatic declines in real estate value, along with high unemployment, have disrupted the national credit and capital markets over the last several years. Although economic conditions have improved, certain sectors, such as real estate and manufacturing, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to lower consumer spending and decreased liquidity in the credit markets.

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

The Company’s earnings and financial condition are substantially dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Market interest rates are largely beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB. Changes in interest rates will influence the origination of loans, the purchase of investments and the level of prepayments on the Company’s loans and the receipt of payments on mortgage-backed securities resulting in fluctuations of income and cash flow. Changes in interest rates also can affect the value of loans, securities, mortgage servicing rights and assets under management. Although fluctuations in market interest rates are neither completely predictable nor controllable, the Company’s Asset Liability Committee (ALCO) meets periodically to monitor the Company’s interest rate sensitivity position and oversee the Company’s financial risk management by establishing policies and operating limits. If short-term interest rates remain at their historically low levels for a prolonged period of time the Company’s interest-earning assets could continue to reprice downward while the Company’s interest-bearing liability rates, especially customer deposit rates, could remain at current levels. This would adversely impact the Company’s net income and financial condition. During 2012, the Company’s net interest margin and spread tightened as the rate environment remained low, cash increased with a branch acquisition and was redeployed in low interest rate investments and market competition for loan growth through lower pricing accelerated. For more information, see Item 7a. Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K, which summarizes the Company’s exposure to interest rate risk.

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

Credit risk is the risk of losing principal and interest income because borrowers fail to repay loans. The Company’s earnings may be negatively impacted if it fails to manage credit risk, as the origination of loans is an integral part of the Company’s business. Factors which may affect the ability of borrowers to repay loans include a slowing of the local economy in which the Company operates, a downturn in one or more business sectors in which the Company’s customers operate or a rapid increase in interest rates. All of the Company’s loan portfolios, particularly commercial real estate loans, may continue to be affected by the sustained economic weakness of the Company’s north central Ohio market and the impact of higher unemployment rates. There has been a slow improvement in the housing market across the Company’s footprint, reflecting a bottom to prices and excess inventories of houses beginning to be sold. A return to further declines in home values and reduced levels of home sales in the Company’s market may have a negative effect on the Company’s business, financial condition or results of operation.

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

As of December 31, 2012, approximately 62% of the Company’s loan portfolio consisted of commercial loans. Commercial loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business. These loans are more likely to be adversely affected by weak conditions in the economy. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and consumer loans, indicating higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and a reduction in interest income. An increase in nonperforming loans could result in an increase in the provision for loans losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to liquidity risk.

The Company requires liquidity to meet its deposit and debt obligations as they come due. The Company’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or economy generally. Factors that could reduce its access to liquidity sources include a downturn in the north central Ohio market, difficult credit markets or adverse regulatory actions. The Company’s access to deposits may also be affected by the liquidity needs of its depositors. In particular, a substantial majority of the Company’s liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame. Although the Company historically has been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future, especially if a large number of its depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on the Company’s business, financial condition or results of operations. The Basel III proposal includes liquidity requirements. It is uncertain how or when those proposals may be implemented by the regulators and how these proposals will effect CSB.

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

The Company’s ability to raise additional capital for CSB or the Bank’s needs will depend on conditions at that time in the capital markets, overall economic conditions, CSB’s financial performance and condition, and other factors, many of which are outside our control. There is no assurance that, if needed, CSB will be able to raise additional capital on favorable terms or at all. An inability to raise additional capital may have a material adverse effect on our ability to expand operations, and on our financial condition, results of operations and future prospects.

Strong competition within the market in which the Company operates could reduce its ability to attract and retain business.

The Company will need to adjust to competition in both originating loans and attracting deposits. Competition in the financial services industry is intense, as the Company competes with securities dealers, finance and insurance companies, mortgage brokers and investment advisors. As a result of their size and ability to achieve economies of scale, certain of the Company’s competitors offer a broader range of products and services than we can offer. The Company’s ability to achieve its financial objectives will depend on its ability to deliver or expand product delivery systems and changes in technology required by customers. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers.

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

As a financial holding company, CSB is a separate legal entity from the Bank and does not have significant operations of its own. Dividends from the Bank provide a significant source of capital for CSB. The availability of dividends from the Bank is limited by various statutes and regulations. The FRB issued a policy statement that provides that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. It is possible, depending upon the financial condition of the Bank and other factors, that the FRB or Ohio Division of Financial Institutions, as the Bank’s primary regulators, could assert that the payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends to CSB, CSB may not be able to pay its obligations as they become due, repurchase its stock, or pay dividends on its common stock. Consequently, the potential inability to receive dividends from the Bank could adversely affect CSB’s business, financial condition, results of operations or prospects.

The trading volume and price of the Company’s common shares can be volatile.

The Company’s common shares are very thinly traded and, therefore, susceptible to price swings. The Company’s common shares are traded on the Over the Counter Bulletin Board under the symbol “CSBB;” however, the investment community does not actively follow the Company’s common shares. Given the lower trading volume of the Company’s common shares, significant sales of the Company’s common shares, or the expectation of significant sales, could cause the Company’s share price to fall.

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

As discussed earlier, comprehensive revisions to the regulatory capital framework were proposed by the FRB in June 2012. Included within those revisions is the Basel III, which specifically revises what qualifies as regulatory capital, raises minimum requirements and introduces the concept of additional capital buffers. The need to maintain more and higher quality capital as well as greater liquidity going forward could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. In addition, the new liquidity standards could require us to increase our holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term assets even if longer-term assets are more desirable from a balance sheet management perspective.

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

The FDIC maintains the Deposit Insurance Fund to resolve the cost of bank failures. In 2011, the FDIC approved a final rule that changed the deposit insurance assessment base and assessment rate schedule, adopted a new large-bank pricing assessment scheme and set a target size for the Deposit Insurance Fund. The rule, as mandated by the Dodd-Frank Act, finalized a target size for the Deposit Insurance Fund at 2% of insured deposits. The final rule went into effect beginning with the second quarter of 2011.

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

On July 21, 2010, the Dodd-Frank Act was signed into law. . A detailed discussion regarding the Dodd-Frank Act can be found under the caption “Dodd-Frank Act” in Item 1 of this Annual Report on Form 10-K. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the U.S. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies do business

Among the provisions already implemented that have or may have an effect on the Company are the following:

•	the Consumer Financial Protection Bureau has been formed, which has broad powers to adopt and enforce consumer protection regulations;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000, and non-interest bearing transaction accounts had unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity;

•	public companies in all industries are now required to provide stockholders the opportunity to cast a non-binding advisory vote on executive compensation; and

•

the FRB has imposed on financial institutions with assets of $10 billion or more a cap on the debit card interchange fees the financial institutions may charge. Although the cap is not applicable to the Bank, it may have an adverse effect on the Bank as the debit cards issued by the Bank and other smaller banks, which have higher interchange fees, may become less competitive.

Additional provisions not yet implemented that may have an effect on the Company are the following:

•

new capital regulations for bank holding companies will be adopted, which may impose stricter requirements and trust preferred securities issued after May 19, 2010 will no longer constitute Tier I capital; and

•

new corporate governance requirements applicable generally to all public companies in all industries will require other new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to consider the independence of compensation advisors and to make additional disclosures in proxy statements with respect to compensation matters.

As many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making, the ultimate effect on the Company cannot yet be determined. However, the implementation of certain provisions have already increased compliance costs and the implementation of future provisions will likely increase both compliance costs and fees paid to regulators, along with possibly restricting the operations of the Company.

The recent repeal of federal prohibitions on the payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, financial institutions may offer interest on demand deposits to compete for clients. The Company does not yet know what interest rates other institutions may offer as market interest rates increase. The Company’s interest expense will increase and its net interest margin will decrease if the Company begins offering interest on demand deposits to attract new customers or maintain current customers, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company may be involved from time to time in the future in a variety of litigation arising out of its business. The Company’s insurance may not cover all claims that may be asserted against it, and any claims asserted against the Company, regardless of merit or eventual outcome, may harm its reputation. Should the ultimate judgments or settlements in any litigation exceed the Company’s insurance coverage, it could have a material adverse effect on the Company’s business, financial condition or results of operations. In addition, the Company may not be able to obtain appropriate types or levels of insurance in the future, nor may the Company be able to obtain adequate replacement policies with acceptable terms, if at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Bank operates sixteen banking centers as noted below:

Location	Address	Owned	Leased
Walnut Creek	4980 Old Pump Street, Walnut Creek, Ohio 44687	X
Winesburg	2225 U.S. 62, Winesburg, Ohio 44690	X
Sugarcreek	127 South Broadway, Sugarcreek, Ohio 44681	X
Charm	4440 C.R.70, Charm, Ohio 44617		X
Clinton Commons	2102 Glen Drive, Millersburg, Ohio 44654		X
Berlin	4587 S.R.39 Suite B, Berlin, Ohio 44610		X
South Clay	91 South Clay Street, Millersburg, Ohio 44654	X
Shreve	333 West South Street, Shreve, Ohio 44676	X
Orrville	461 Wadsworth Road, Orrville, Ohio 44667		X
Orrville	330 West High Street, Orrville, Ohio 44667		X
Operations Center	91 North Clay Street, Millersburg, Ohio 44654	X
Gnadenhutten	100 South Walnut Street, Gnadenhutten, Ohio 44629	X
New Philadelphia	635 West High Avenue, New Philadelphia, Ohio 44663	X
North Canton	1210 North Main Street, North Canton, Ohio 44720	X
Wooster	305 West Liberty Street, Wooster, Ohio 44691		X
Wooster	3562 Commerce Parkway, Wooster, Ohio 44691	X

The Bank considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. All properties owned by the Bank are unencumbered by any mortgage or security interest and in management’s opinion, are adequately insured.

ITEM 3. LEGAL PROCEEDINGS.

In the normal course of business, CSB is subject to pending and threatened legal actions, including claims for which material relief or damages sought are substantial. Although CSB is not able to predict the outcome of such actions, after reviewing pending and threatened actions, management believes that the outcome of any or all such actions will not have a material adverse effect on the results of operations or shareholders’ equity of CSB. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of CSB is a party or has a material interest that is adverse to CSB or the Bank. None of the routine litigation in which CSB or the Bank is involved is expected to have a material adverse impact on the financial position or results of operations of CSB or the Bank.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information contained in the section captioned “Common Stock and Shareholder Information” on page 22 of the Annual Report is incorporated herein by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

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

PERFORMANCE GRAPH

The following graph compares the yearly stock change and the cumulative total shareholder return on CSB’s Common Shares during the five-year period ended December 31, 2012, with the cumulative total return on the Standard and Poor’s 500 Stock Index and the NASDAQ Community Bank Stock Index. The comparison assumes $100 was invested on December 31, 2007 in CSB’s Common Shares and in each of the indicated indices and assumes reinvestment of dividends.

	2007	2008	2009	2010	2011	2012
CSBB	$100	$89	$94	$101	$114	$120
S & P 500	100	62	79	91	93	108
NASDAQ Bank	100	83	67	75	70	82

ITEM 6. SELECTED FINANCIAL DATA.

Information contained in the section captioned “Selected Financial Data” on page 9 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information contained in the section captioned “2012 Financial Review” on pages 8 through 22 of the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information contained in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” on pages 18-20 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information contained in the Consolidated Financial Statements and related notes and the Report of Independent Registered Public Accounting Firm thereon, on pages 24 through 59 of the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

With the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) was performed, as of the end of the period covered by this Annual Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Assessment of Internal Control over Financial Reporting is contained in the Consolidated Financial Statements and related notes on page 23 of the Annual Report and is incorporated herein by reference. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this filing.

Changes In Internal Control Over Financial Reporting

There have been no significant changes during the quarter ended December 31, 2012, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that materially affected, or are reasonably likely to materially affect the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 24, 2013 (the “2013 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 – Election of Directors” in the Company’s definitive proxy statement relating to the 2013 Annual Meeting to be filed with the SEC (“2013 Proxy Statement”). The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the information to be included under the caption “Executive Officers” in the 2013 Proxy Statement.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its senior financial officers, including the Chief Executive Officer and Chief Financial Officer. The Company has posted its Code of Ethics on its website at www.csb1.com/invest_documents.asp. The Company plans to satisfy SEC disclosure requirements regarding any amendments to, or waiver of, the Code of Ethics relating to its Chief Executive Officer or Chief Financial Officer, and persons performing similar functions, by posting such information on the Company’s website or by making any necessary filings with the SEC. Any person may receive a copy of our Code of Ethics free of charge upon request by calling the Company during business hours or by sending a written request.

Procedures for Recommending Directors Nominees.

Information concerning the procedures by which shareholders may recommend nominees to the Company’s Board of Directors is incorporated herein by reference from the information to be included under the caption “Shareholder Nominations” in 2013 Proxy Statement. These procedures have not materially changed from those described in CSB’s definitive proxy materials for the 2013 Annual Meeting of Shareholders.

Audit Committee.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Membership and Meetings of the Board and its Committees” and “Committees of the Board of Directors – Audit Committee” in the 2013 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in the 2013 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Committee Interlocks and Insider Participation” in the 2013 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the 2013 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	31,760	$17.85	0
Equity compensation plans not approved by stockholders	—	—	—

Total	31,760	$17.85	0

Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2013 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2013 Proxy Statement. There were no relationships where transactions exceeded $120,000 for the year ended December 31, 2012.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Membership and Meetings of the Board and its Committees” in the 2013 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Audit Committee Procedures for Pre-Approval of Services by the Independent Public Accounting Firm” in the 2013 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The Consolidated Financial Statements (and report thereon) listed below are incorporated by reference from CSB Bancorp, Inc.’s 2012 Annual Report as noted:

Report of Independent Registered Public Accounting Firm (S.R. Snodgrass)-pg. 24.

Consolidated Balance Sheets at December 31, 2012 and 2011-pg. 25.

Consolidated Statements of Income for the years ended December 31, 2012, 2011and 2010–pg. 26.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011and 2010–pg. 27.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011and 2010–pg. 28.

Consolidated Statements of Cash flows for the years ended December 31, 2012, 2011and 2010–pgs. 29-30.

Notes to Consolidated Financial Statements–pgs. 31-59.

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

(a)(3) Exhibits

The documents listed below are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc., (incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 30, 1999, Exhibit 3.1.1, film number 99579149).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form DEF 14A filed on March 25, 2009, Appendix A, film number 09703970).

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

10	Amended and Restated Separation Agreement and General Release between Rick L. Ginther and The Commercial and Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 26, 2012, film number 12714232).

10.1	CSB Bancorp, Inc. Share Incentive Plan (incorporated by reference to registrant’s Form DEF 14A filing, filed on March 18, 2005, film number 08696769).

10.2	Employment Agreement between Paula Meiler and the Commercial and Savings Bank of Millersburg, Ohio.

10.3	Amendment to Employment Agreement between Paula Meiler and The Commercial & Savings Bank of Millersburg, Ohio.

13	CSB Bancorp, Inc. 2012 Annual Report to Shareholders

21	Subsidiaries of CSB Bancorp, Inc.

23.1	Consent of S.R. Snodgrass, A.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	The following materials from CSB’s 2012 Annual Report to Shareholders formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders’ Equity: (v) Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

Date: March 25, 2013	/s/ Eddie L. Steiner
Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2013.

Signatures	Title
/s/ Eddie L. Steiner Eddie L. Steiner	President and Chief Executive Officer

/s/ Paula J. Meiler Paula J. Meiler	Senior Vice President and Chief Financial Officer

/s/ Pamela S. Basinger Pamela S. Basinger	Vice President and Principal Accounting Officer

/s/ Robert K. Baker Robert K. Baker	Director

/s/ Ronald E. Holtman Ronald E. Holtman	Director

/s/ J. Thomas Lang J. Thomas Lang	Director

/s/ Daniel J. Miller Daniel J. Miller	Director

/s/ Jeffery A. Robb, Sr. Jeffery A. Robb, Sr.	Director

/s/ John R. Waltman John R. Waltman	Director

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc., (incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 30, 1999, Exhibit 3.1.1, film number 99579149).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form DEF 14A filed on March 25, 2009, Appendix A, film number 09703970).

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form 10-SB).

10	Amended and Restated Separation Agreement and General Release between Rick L. Ginther and The Commercial and Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 26, 2012, film number 12714232).

10.1	CSB Bancorp, Inc. Share Incentive Plan (incorporated by reference to registrant’s Form DEF 14A filing, filed on March 18, 2005, film number 08696769).

10.2	Employment Agreement between Paula Meiler and the Commercial and Savings Bank of Millersburg, Ohio.

10.3	Amendment to Employment Agreement between Paula Meiler and The Commercial & Savings Bank of Millersburg, Ohio.

13	CSB Bancorp, Inc. 2012 Annual Report to Shareholders

21	Subsidiaries of CSB Bancorp, Inc.

23.1	Consent of S.R. Snodgrass, A.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	The following materials from CSB’s 2012 Annual Report to Shareholders formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders’ Equity: (v) Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.