Form 10-Q
period 2013-03-31
CSB BANCORP INC /OH
filed 2013-05-14
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at May 1, 2013:
2,736,060 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED March 31, 2013

Part I – Financial Information

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
(Dollars in thousands)
Cash and cash equivalents
Cash and due from banks	$9,238	$21,485
Interest-earning deposits in other banks	27,938	45,393

Total cash and cash equivalents	37,176	66,878

Securities
Available-for-sale, at fair value	131,906	129,291
Restricted stock, at cost	5,463	5,463

Total securities	137,369	134,754

Loans	373,367	364,580
Less allowance for loan losses	4,804	4,580

Net loans	368,563	360,000

Premises and equipment, net	8,349	8,475
Core deposit intangible	860	894
Goodwill	4,728	4,728
Bank-owned life insurance	8,356	8,298
Accrued interest receivable and other assets	3,451	2,873

TOTAL ASSETS	$568,852	$586,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$92,831	$104,147
Interest-bearing	364,699	371,296

Total deposits	457,530	475,443

Short-term borrowings	43,551	43,992
Other borrowings	12,611	12,672
Accrued interest payable and other liabilities	2,330	2,340

Total liabilities	516,022	534,447

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,736,060 shares in 2013 and 2012	18,629	18,629
Additional paid-in capital	9,974	9,974
Retained earnings	27,831	26,962
Treasury stock at cost—244,542 shares in 2013 and 2012	(4,976)	(4,976)
Accumulated other comprehensive income	1,372	1,864

Total shareholders’ equity	52,830	52,453

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$568,852	$586,900

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2013	2012
INTEREST AND DIVIDEND INCOME
Loans, including fees	$4,567	$4,252
Taxable securities	582	729
Nontaxable securities	127	112
Other	24	39

Total interest and dividend income	5,300	5,132

INTEREST EXPENSE
Deposits	475	640
Short-term borrowings	16	24
Other borrowings	117	155

Total interest expense	608	819

NET INTEREST INCOME	4,692	4,313
PROVISION FOR LOAN LOSSES	210	206

Net interest income, after provision for loan losses	4,482	4,107

NONINTEREST INCOME
Service charges on deposit accounts	315	308
Trust services	214	161
Debit card interchange fees	178	194
Gain on sale of loans, net	114	56
Other	217	229

Total noninterest income	1,038	948

NONINTEREST EXPENSES
Salaries and employee benefits	2,050	1,963
Occupancy expense	258	246
Equipment expense	165	155
Professional and director fees	117	207
Franchise tax expense	147	139
FDIC insurance expense	88	87
Software expense	114	93
Marketing and public relations	79	73
Debit card expense	62	65
Amortization of intangible assets	34	33
Net cost of operation of other real estate	9	3
Other	436	480

Total noninterest expenses	3,559	3,544

Income before income taxes	1,961	1,511
FEDERAL INCOME TAX PROVISION	599	456

NET INCOME	$1,362	$1,055

Basic and diluted net earnings per share	$0.50	$0.39

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Net income	$1,362	$1,055

Other comprehensive loss
Unrealized losses arising during the period	(745)	(112)
Income tax effect	253	38

Other comprehensive loss	(492)	(74)

Total comprehensive income	$870	$981

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2013	2012
Balance at beginning of period	$52,453	$49,429
Net income	1,362	1,055
Other comprehensive loss	(492)	(74)
Cash dividends declared	(493)	(492)

Balance at end of period	$52,830	$49,918

Cash dividends declared per share	$0.18	$0.18

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
NET CASH FROM OPERATING ACTIVITIES	$1,182	$550
CASH FLOWS FROM INVESTING ACTIVITES
Securities available-for-sale:
Proceeds from maturities and repayments	8,128	13,279
Purchases	(11,630)	(13,128)
Loan originations, net of repayments	(8,745)	(7,202)
Proceeds from sale of other real estate	18	7
Property, equipment, and software acquisitions	(262)	(67)
Purchase of bank-owned life insurance	—	(5,000)

Net cash used in investing activities	(12,491)	(12,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(17,891)	6,692
Net change in short-term borrowings	(441)	4,644
Repayments of other borrowings	(61)	(2,152)

Net cash (used in) provided by financing activities	(18,393)	9,184

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,702)	(2,377)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	66,878	82,258

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,176	$79,881

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$635	$876
Income taxes	230	—
Noncash investing activities:
Transfer of loans to other real estate owned	—	5

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2013, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2012, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year or any future interim period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company has provided the necessary disclosure in Note 6.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2013
Available-for-sale:
U.S. Treasury securities	$1,106	$4	$—	$1,110
Obligations of U.S. Government corporations and agencies	39,996	21	122	39,895
Mortgage-backed securities in government sponsored entities	64,722	1,634	224	66,132
Asset-backed securities in government sponsored entities	2,829	27	—	2,856
Obligations of states and political subdivisions	16,752	645	24	17,373
Corporate bonds	4,317	121	11	4,427

Total debt securities	129,722	2,452	381	131,793
Equity securities in financial institutions	106	10	3	113

Total available-for-sale	129,828	2,462	384	131,906
Restricted stock	5,463	—	—	5,463

Total securities	$135,291	$2,462	$384	$137,369

December 31, 2012
Available-for-sale:
U.S. Treasury securities	$100	$—	$—	$100
Obligations of U.S. Government corporations and agencies	35,996	27	43	35,980
Mortgage-backed securites in government sponsored entities	66,933	2,107	1	69,039
Asset-backed securities in government sponsored entities	2,862	—	39	2,823
Obligations of states and political subdivisions	16,194	701	12	16,883
Corporate bonds	4,313	112	28	4,397

Total debt securities	126,398	2,947	123	129,222
Equity securities in financial institutions	69	9	9	69

Total available-for-sale	126,467	2,956	132	129,291
Restricted stock	5,463	—	—	5,463

Total securities	$131,930	$2,956	$132	$134,754

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at March 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale:
Due in one year or less	$801	$803
Due after one through five years	17,042	17,414
Due after five through ten years	29,918	30,266
Due after ten years	81,961	83,310

Total debt securities available-for-sale	$129,722	$131,793

Securities with a carrying value of approximately $92.0 million and $79.2 million were pledged at March 31, 2013 and December 31, 2012, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in FHLB and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $5.0 million at March 31, 2013 and December 31, 2012. Federal Reserve Bank stock was $471 thousand at March 31, 2013 and December 31, 2012.

Realized Gains and Losses

There were no sales of available-for-sale securities for the three month periods ending March 31, 2013 or 2012. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined by the specific identification method.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2013
Obligations of U.S. Government corporations and agencies	$122	$24,876	$—	$—	$122	$24,876
Mortgage-backed securities in government sponsored entities	224	18,311	—	—	224	18,311
Obligations of state and political subdivisions	24	2,433	—	—	24	2,433
Corporate bonds	3	364	8	992	11	1,356

Total debt securities	373	45,984	8	992	381	46,976
Equity securities in financial institutions	—	—	3	51	3	51

Total temporarily impaired securities	$373	$45,984	$11	$1,043	$384	$47,027

December 31, 2012
Obligations of U.S. Government corporations and agencies	$43	$15,957	$—	$—	$43	$15,957
Mortgage-backed securities in government sponsored entities	1	344	—	—	1	344
Asset-backed securities in government sponsored entities	39	1,833	—	—	39	1,833
Obligations of states and political subdivisions	12	1,737	—	—	12	1,737
Corporate bonds	4	366	24	975	28	1,341

Total debt securities	$99	20,237	24	975	123	21,212
Equity securities in financial institutions	—	—	9	45	9	45

Total temporarily impaired securities	$99	$20,237	$33	$1,020	$132	$21,257

There were forty-four (44) securities in an unrealized loss position at March 31, 2013, four (4) of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities and it does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at March 31, 2013 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Commercial	$108,387	$104,899
Commercial real estate	132,928	119,192
Residential real estate	112,082	110,412
Construction & land development	13,145	23,358
Consumer	6,567	6,480

Total loans before deferred costs	373,109	364,341
Deferred loan costs	258	239

Total Loans	$373,367	$364,580

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

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. The Company’s management examines current and occasionally projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2013 and December 31, 2012, approximately 79% and 81%, respectively of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction and land development loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction and land development loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction and land development loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

The Company originates consumer loans utilizing a judgmental underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk.

The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Loans serviced for others approximated $62.9 million and $60.2 million at March 31, 2013 and December 31, 2012, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2013 and December 31, 2012, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The decreases in the provision for possible loan losses related to commercial real estate loans and consumer loans are due to the decrease in historical losses in these categories, while the decrease in the provision for loan losses related to construction and land development loans is due to the decrease in the volume of loans in this category as loans have moved into permanent financing.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
March 31, 2013
Beginning balance, January 1, 2013	$933	$1,902	$1,096	$253	$76	$320	$4,580
Provision for possible loan losses	242	(78)	177	(119)	(12)	—	210
Charge-offs	(6)	—	—	—	(10)		(16)
Recoveries	7	—	9	—	14		30

Net charge-offs	1	—	9	—	4		14

Ending balance	$1,176	$1,824	$1,282	$134	$68	$320	$4,804

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
March 31, 2012
Beginning balance, January 1, 2012	$1,024	$1,673	$894	$78	$180	$233	$4,082
Provision for possible loan losses	(49)	(10)	85	(15)	4	191	206
Charge-offs	(4)	(14)	(45)	(16)	—		(79)
Recoveries	5	—	5	27	—		37

Net charge-offs	1	(14)	(40)	11	—		(42)

Ending balance	$976	$1,649	$939	$74	$184	$424	$4,246

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and based on the impairment method as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
March 31, 2013
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$178	$522	$233	$—	$—	$—	$933
Collectively evaluated for impairment	998	1,302	1,049	134	68	320	3,871

Total ending allowance balance	$1,176	$1,824	$1,282	$134	$68	$320	$4,804

Loans:
Loans individually evaluated for impairment	$4,096	$3,625	$1,651	$—	$—		$9,372
Loans collectively evaluated for impairment	104,291	129,303	110,431	13,145	6,567		363,737

Total ending loans balance	$108,387	$132,928	$112,082	$13,145	$6,567		$373,109

December 31, 2012
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$85	$522	$172	$—	$—	$—	$779
Collectively evaluated for impairment	848	1,380	924	253	76	320	3,801

Total ending allowance balance	$933	$1,902	$1,096	$253	$76	$320	$4,580

Loans:
Loans individually evaluated for impairment	$4,315	$4,573	$1,137	$166	$—		$10,191
Loans collectively evaluated for impairment	100,584	114,619	109,275	23,192	6,480		354,150

Total ending loans balance	$104,899	$119,192	$110,412	$23,358	$6,480		$364,341

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2013
Commercial	$4,096	$1	$4,108	$4,109	$178	$4,205	$45
Commercial real estate	3,965	748	2,877	3,625	522	4,102	49
Residential real estate	1,745	499	1,145	1,644	233	1,232	9
Construction & land development	—	—	—	—	—	83	2

Total impaired loans	$9,806	$1,248	$8,130	$9,378	$933	$9,622	$105

December 31, 2012
Commercial	$4,315	$—	$4,329	$4,329	$85	$4,123	$167
Commercial real estate	4,906	1,723	2,849	4,572	522	4,396	152
Residential real estate	1,223	86	1,057	1,143	172	770	18
Construction & land development	173	166	—	166	—	167	—

Total impaired loans	$10,617	$1,975	$8,235	$10,210	$779	$9,456	$337

The following table presents the aging of past due and nonaccrual loans as of March 31, 2013 and December 31, 2012 by class of loans:

(Dollars in thousands)	Current	30—59 Days Past Due	60—89 Days Past Due	90 Days + Past Due	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
March 31, 2013
Commercial	$108,171	$154	$1	$2	$59	$216	$108,387
Commercial real estate	131,319	287	74	—	1,248	1,609	132,928
Residential	110,273	628	303	37	841	1,809	112,082
Construction	13,145	—	—	—	—	—	13,145
Consumer	6,475	89	3	—	—	92	6,567

Total Loans	$369,383	$1,158	$381	$39	$2,148	$3,726	$373,109

December 31, 2012
Commercial	$104,348	$60	$8	$—	$483	$551	$104,899
Commercial real estate	117,372	41	34	—	1,745	1,820	119,192
Residential real estate	108,574	472	430	131	805	1,838	110,412
Construction & land development	23,180	—	5	—	173	178	23,358
Consumer	6,325	132	23	—	—	155	6,480

Total Loans	$359,799	$705	$500	$131	$3,206	$4,542	$364,341

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Troubled Debt Restructurings

The Company had $8.4 million as of March 31, 2013, and $8.7 million as of December 31, 2012, with $796 thousand and $718 thousand of specific reserves allocated, respectively to customers whose loan terms have been modified in troubled debt restructurings. At March 31, 2013, $7.7 million of the loans classified as troubled debt restructurings were performing to modified terms. Of the remaining $706 thousand, $599 thousand were in nonaccrual of interest status.

None of the loans that were restructured in 2011 or 2012 have subsequently defaulted in the three month periods ending March 31, 2012 and 2013.

There were no loan modifications of loans that were considered troubled debt restructurings completed during the three month periods ending March 31, 2013. Loan modifications that are considered troubled debt restructurings completed during the three month period ending March 31, 2012 were as follows:

	For the Three Months Ended March 31, 2012
(Dollars in thousands)	Number of loans restructured	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Residential real estate	2	$156	$156

Total Restructured Loans	2	$156	$156

The loans restructured during the three months ending March 31, 2012 were modified by changing the monthly payment to interest only. No principal reductions were made.

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

Loans that do not meet the criteria for special mention, substandard or doubtful classification, when analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
March 31, 2013
Commercial	$94,441	$5,274	$7,768	$—	$904	$108,387
Commercial real estate	116,328	7,080	7,727	—	1,793	132,928
Residential real estate	195	—	52	—	111,835	112,082
Construction & land development	9,721	1,451	991	—	982	13,145
Consumer	—	—	—	—	6,567	6,567

Total	$220,685	$13,805	$16,538	$—	$122,081	$373,109

December 31, 2012
Commercial	$92,123	$5,854	$6,637	$—	$285	$104,899
Commercial real estate	102,602	5,671	8,459	—	2,460	119,192
Residential real estate	200	—	53	—	110,159	110,412
Construction & land development	18,063	2,750	1,244	—	1,301	23,358
Consumer	—	—	—	—	6,480	6,480

Total	$212,988	$14,275	$16,393	$—	$120,685	$364,341

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Loans listed as not rated are either less than $275 thousand or are included in groups of homogeneous loans. The following table presents loans that are not rated by class of loans as of March 31, 2013 and December 31, 2012. Non-performing loans include loans past due 90 days and greater and loans on nonaccrual of interest.

(Dollars in thousands)	Performing	Non-Performing	Total
March 31, 2013
Commercial	$895	$9	$904
Commercial real estate	1,793	—	1,793
Residential real estate	111,008	827	111,835
Construction & land development	982	—	982
Consumer	6,567	—	6,567

Total	$121,245	$836	$122,081

December 31, 2012
Commercial	$285	$—	$285
Commercial real estate	2,460	—	2,460
Residential real estate	109,276	883	110,159
Construction & land development	1,294	7	1,301
Consumer	6,480	—	6,480

Total	$119,795	$890	$120,685

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2013 and December 31, 2012, by level within the fair value hierarchy. No liabilities are carried at fair value. As required by the accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government corporations and agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS (CONTINUED)

	March 31, 2013
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Treasury securities	$1,110	$—	$—	$1,110
Obligations of U.S. government corporations and agencies	—	39,895	—	39,895
Mortgage-backed securities in government sponsored entities	—	66,132	—	66,132
Asset-backed securities in government sponsored entities	—	2,856	—	2,856
Obligations of states and political subdivisions	—	17,373	—	17,373
Corporate bonds	—	4,427	—	4,427

Total debt securities	1,110	130,683	—	131,793
Equity securities in financial institutions	113	—	—	113

Total Assets	$1,223	$130,683	$—	$131,906

	December 31, 2012
Assets:
Securities available-for-sale
U.S. Treasury securities	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	—	35,980	—	35,980
Mortgage-backed securities in government sponsored entities	—	69,039	—	69,039
Asset-backed securities in government sponsored entities	—	2,823	—	2,823
Obligations of states and political subdivisions	—	16,883	—	16,883
Corporate bonds	—	4,397	—	4,397

Total debt securities	100	129,122	—	129,222
Equity securities in financial institutions	69	—	—	69

Total Assets	$169	$129,122	$—	$129,291

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of March 31, 2013 and December 31, 2012, by level within the fair value hierarchy. Impaired loans and other real estate are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

The fair value of MSRs is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates discounted cash flow and repayment assumptions based on management’s best judgment. As a result, these rights are measured at fair value on a nonrecurring basis and are classified within Level III of the fair value hierarchy.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS (CONTINUED)

	Level I	Level II	Level III	Total
(Dollars in thousands)	March 31, 2013
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$8,439	$8,439
Mortgage servicing rights	—	—	221	221

	December 31, 2012
Impaired loans	$—	$—	$9,412	$9,412
Other real estate owned	—	—	25	25
Mortgage servicing rights	—	—	214	214

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
(Dollars in thousands)	March 31, 2013
Impaired loans	$7,325	Discounted cash flow	Remaining term Discount rate	12 mos to 30 yrs 7.5% to 10.2%
	1,114	Appraisal of collateral (1),(3)	Appraisal adjustments (2) Liquidation expense (2)	-20% to -25% -10%
Mortgage servicing rights	221	Discounted cash flow	Remaining term Discount rate	21 mos to 30 yrs 1.5%

	December 31, 2012
Impaired loans	$7,260	Discounted cash flow	Remaining term Discount rate	4 mos to 29 yrs 7.5% to 12%
	2,152	Appraisal of collateral (1),(3)	Appraisal adjustments (2) Liquidation expense (2)	-20% to -35% -10%
Other real estate owned	25	Appraisal of collateral (1), (3)	Management discount for property type (3)	0% to -67%
Mortgage servicing rights	214	Discounted cash flow	Remaining term Discount rate	24 mos to 30 yrs 1.5%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of March 31, 2013 and December 31, 2012 are as follows:

	Carrying Value	Level 1	Level II	Level III	Total Fair Value
(Dollars in thousands)	March 31, 2013
Financial assets:
Cash and cash equivalents	$37,176	$37,176	$—	$—	$37,176
Securities	131,906	1,223	130,683	—	131,906
Net loans	368,563	—	—	374,438	374,438
Bank-owned life insurance	8,356	8,356	—	—	8,356
Restricted stock	5,463	—	5,463	—	5,463
Accrued interest receivable	1,472	1,472	—	—	1,472
Financial liabilities:
Deposits	$457,530	$303,082	$—	$155,681	$458,763
Short-term borrowings	43,551	43,511	—	—	43,511
Other borrowings	12,611	—	—	13,028	13,028
Accrued interest payable	131	131	—	—	131

	Carrying Value	Level 1	Level II	Level III	Total Fair Value
(Dollars in thousands)	December 31, 2012
Financial assets:
Cash and cash equivalents	$66,878	$66,878	$—	$—	$66,878
Securities	129,291	169	129,122	—	129,291
Net loans	360,000	—	—	367,028	367,028
Bank-owned life insurance	8,298	8,298	—	—	8,298
Restricted stock	5,463	—	5,463	—	5,463
Accrued interest receivable	1,317	1,317	—	—	1,317
Financial liabilities:
Deposits	$475,443	$317,369	$—	$159,573	$476,942
Short-term borrowings	43,992	43,992	—	—	43,992
Other borrowings	12,672	—	—	13,772	13,772
Accrued interest payable	135	135	—	—	135

For purposes of the above disclosures of estimated fair value, the following assumptions are used:

Cash and cash equivalents; Accrued interest receivable; Short-term borrowings, and Accrued interest payable

The fair value of the above instruments is considered to be carrying value. Classified as Level I in the fair value hierarchy.

Securities

The fair value of securities available-for-sale which are measured on a recurring basis are determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on securities’ relationship to other similar securities. Classified as Level I or Level II in the fair value hierarchy.

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

Other borrowings

The fair value of Federal Home Loan Bank advances are estimated using a discounted cash flow analysis based on the current borrowing rates for similar types of borrowings, resulting in a Level III classification.

The Company also has unrecognized financial instruments at March 31, 2013 and December 31, 2012. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $100.2 million at March 31, 2013 and $107.4 million at December 31, 2012. Such amounts are also considered to be the estimated fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income by component net of tax for the three months ended March 31, 2013:

(Dollars in thousands)	Unrealized gains on available for sale securities (a)
Balance as of December 31, 2012	$1,864
Other comprehensive loss before reclassification	(492)
Amount reclassified from accumulated other comprehensive income	—

Total other comprehensive loss	(492)

Balance as of March 31, 2013	$1,372

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at March 31, 2013 as compared to December 31, 2012, and the consolidated results of operations for the three months ending March 31, 2013 compared to the same period in 2012. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes.

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

FINANCIAL CONDITION

Total assets were $568.9 million at March 31, 2013, compared to $586.9 million at December 31, 2012, representing a decrease of $18 million, or 3%. Cash and cash equivalents decreased $30 million, or 44%, during the three months ending March 31, 2013, primarily as a result of funding decreases in deposits. Securities increased $3 million, or 2%, during the first three months of 2013 as bonds were purchased within the US government agency portfolio and tax exempt bonds.

Net loans increased $9 million, or 2%, during the three months ending March 31, 2013. Commercial loans including commercial real estate loans increased $17 million, or 8%, home equity lines decreased $800 thousand, or 2%, real estate mortgage loans increased $3 million, or 4%, construction and land development loans decreased $10 million, or 44%, and consumer loans increased slightly over December 31, 2012. Consumers continued to refinance their mortgage loans for lower long-term rates. During 2012 and the first quarter of 2013 the Bank originated and retained some fifteen year fixed rate mortgage loans for its portfolio. Residential mortgage originations for the quarter ended March 31, 2013 were $8.6 million as compared to $14.7 million for fourth quarter 2012 and $7.6 million for first quarter 2012. The Bank originates and sells fixed rate thirty year mortgages into the secondary market.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The allowance for loan losses as a percentage of total loans was 1.29% at March 31, 2013, an increase from 1.26% at December 31, 2012. Outstanding loan balances increased 9% to $373 million at March 31, 2013. Net recoveries of $14 thousand and a provision of $210 thousand increased the allowance for loan losses for the three months ending March 31, 2013.

(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Non-performing loans	$2,187	$3,337	$3,261
Other real estate	0	25	5
Allowance for loan losses	4,804	4,580	4,246
Total loans	373,367	364,580	331,353
Allowance: loans	1.29%	1.26%	1.28%
Allowance: non-performing loans	2.2x	1.4x	1.3x

The ratio of gross loans to deposits was 82% at March 31, 2013, compared to 77% at December 31, 2012. The increase in this ratio is the result of loan volume increases and decreases in deposits during the three months ending March 31, 2013.

The Company had net unrealized gains of $2.1 million within its securities portfolio at March 31, 2013, compared to net unrealized gains of $2.8 million at December 31, 2012. The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $384 thousand within the total portfolio as of March 31, 2013, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments detailed above on March 31, 2013, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits decreased $18 million, or 4% from December 31, 2012 with non-interest bearing deposits decreasing $11 million and interest-bearing deposit accounts decreasing $7 million. Much of the deposit decrease is related to normal seasonal fluctuations experienced during the first quarter. Total deposits as of March 31, 2013 are $7.3 million above March 31, 2012 deposit balances. By deposit type, increases were recognized in statement and passbook savings accounts and money market savings accounts for the period ended March 31, 2013.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $441 thousand from December 31, 2012 and other borrowings decreased $61 thousand as the Company used cash from interest-earning deposits in other banks to repay required maturities and monthly payments on advances from the FHLB.

Total shareholders’ equity amounted to $53 million, or 9% of total assets, at March 31, 2013, compared to $52 million, or 9% of total assets, at December 31, 2012. The increase in shareholders’ equity during the three months ending March 31, 2013 was due to net income of $1.4 million, which was partially offset by a decrease of $492 thousand in other comprehensive income and dividends declared of $493 thousand. The Company and the Bank met all regulatory capital requirements at March 31, 2013.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Three months ended March 31, 2013 and 2012

For the quarter ended March 31, 2013, the Company recorded net income of $1.4 million or $0.50 per share, as compared to net income of $1.1 million, or $0.39 per share for the quarter ended March 31, 2012. The $307 thousand increase in net income for the quarter was a result of net interest income increasing $379 thousand and other noninterest income increasing $90 thousand. These gains were partially offset by an increase in noninterest expense of $15 thousand and an increase in the federal income tax provision of $143 thousand. Return on average assets and return on average equity were 0.96% and 10.43%, respectively, for the three month period of 2013, compared to 0.77% and 8.46%, respectively for the same quarter in 2012.

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended March 31,
	2013		2012
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate

ASSETS
Interest-earning deposits in other banks	$34,088	0.29%	$66,744	0.23%
Federal funds sold	106	0.16	62	0.01
Taxable securities	119,432	1.98	113,254	2.59
Tax-exempt securities	16,378	4.76	13,539	5.04
Loans	373,064	4.98	327,203	5.24

Total earning assets	543,068	4.01%	520,802	4.02%
Other assets	32,857		31,605

TOTAL ASSETS	$575,925		$552,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$70,299	0.06%	$60,132	0.09%
Savings deposits	140,222	0.11	128,846	0.19
Time deposits	156,536	1.10	169,524	1.34
Other borrowed funds	57,678	0.94	57,483	1.25

Total interest bearing liabilities	424,735	0.58%	415,985	0.79%
Non-interest bearing demand deposits	95,973		84,471
Other liabilities	2,257		1,804
Shareholders’ Equity	52,960		50,147

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$575,925		$552,407

Taxable equivalent net interest spread		3.43%		3.22%
Taxable equivalent net interest margin		3.56%		3.38%

Interest income for the quarter ended March 31, 2013, was $5.3 million representing a $168 thousand increase, or a 3.3% improvement, compared to the same period in 2012. This increase was primarily due to average loan volume increasing $46 million for the quarter ended March 31, 2013 as compared to the first quarter 2012. Interest expense for the quarter ended March 31, 2013 was $608 thousand, a decrease of $211 thousand or 25.8%, from the same period in 2012. The decrease in interest expense occurred primarily due to a decrease of 0.20% in interest rates paid on interest-bearing deposits which decreased from 0.72% in 2012 to 0.52% in 2013 and a rate decrease of 0.31% on all other borrowings which declined from 1.25% in 2012 to 0.94% for the quarter ended March 31, 2013.

The provision for loan losses for the quarter ended March 31, 2013 was $210 thousand, compared to a $206 thousand provision for the same quarter in 2012. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Noninterest income for the quarter ended March 31, 2013, was $1.0 million, an increase of $90 thousand, or 9%, compared to the same quarter in 2012. Service charges on deposit accounts increased $7 thousand or 2% compared to the same quarter in 2012. Debit card interchange income declined $16 thousand, or 8%, as competitive pricing and alternative channels were provided by debit card processors. Fees from trust and brokerage services increased $53 thousand to $214 thousand for first quarter 2013 as compared to the same quarter in 2012. The gain on the sale of mortgage loans to the secondary market increased to $114 thousand for the three months ending March 31, 2013, from $56 thousand in the three month period ended March 31, 2012. Mortgage origination increased during the quarter as secondary market mortgage interest rates reached new lows.

Noninterest expenses for the quarter ended March 31, 2013 increased $15 thousand, or less than 1%, compared to the first quarter of 2012. Salaries and employee benefits increased $87 thousand, or 4%. Occupancy and equipment expenses increased $22 thousand in 2013 over the first quarter of 2012. Other expenses decreased $94 thousand, or 8%, compared to the first quarter 2012.

Federal income tax expense increased $143 thousand, or 31%, for the quarter ended March 31, 2013 as compared to the first quarter of 2012. The provision for income taxes was $599 thousand (effective rate of 30.5%) for the quarter ended March 31, 2013, compared to $456 thousand (effective rate of 30.2%) for the quarter ended March 31, 2012. The increase in the expense resulted from improved income.

CAPITAL RESOURCES

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s annual report on Form 10-K for the year ended December 31, 2012. As of March 31, 2013 the Company and the Bank meet all capital adequacy requirements to which they are subject.

LIQUIDITY

(Dollars in millions)	March 31, 2013	December 31, 2012	Change
Cash and cash equivalents	$37	$67	$(30)
Unused lines of credit	45	41	4
Unpledged securities at fair market value	48	59	(11)

	$130	$167	$(37)

Net deposits and short-term liabilities	$413	$444	$(31)

Liquidity ratio	31.8%	37.6%
Minimum board approved liquidity ratio	20.0%	20.0%

Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. Liquidity is monitored by CSB’s Asset Liability Committee. Other sources of liquidity include, but are not limited to, purchase of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2013, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Management performs a quarterly analysis over a twenty-four month horizon of the Company’s interest rate risk. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. All positions are currently within the Company’s board-approved policy under a dynamic balance sheet. Board set limits are minimally exceeded under a static balance sheet due to the volume of liquidity held by the bank on March 31, 2013.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 through 400 basis point changes, in 100 basis point changes, in market interest rates at March 31, 2013 and December 31, 2012. The net interest income reflected is for the first twelve months of the modeled twenty-four month period.

(Dollars in thousands)
	March 31, 2013
Change in interest rates (basis points)	Net interest income	Dollar change	Percentage change	Board Policy Limits

+400	$19,333	$1,410	7.9%	+/-25
+300	18,950	1,027	5.7	+/-15
+200	18,581	658	3.7	+/-10
+100	18,242	319	1.8	+/-5
0	17,923	0	0.0
-100	17,693	(230)	(1.3)	+/-5
-200	N/A	N/A	N/A

	December 31, 2012
Change in interest rates (basis points)	Net interest income	Dollar change	Percentage change	Board Policy Limits
+400	$19,420	$1,762	10.0%	+/-25
+300	18,982	1,324	7.5	+/-15
+200	18,507	849	4.8	+/-10
+100	18,053	395	2.2	+/-5
0	17,658	—	—
-100	17,483	(175)	(1.0)	+/-5
-200	N/A	N/A	N/A

CSB BANCORP, INC.

CONTROLS AND PROCEDURES

ITEM 4 – CONTROLS AND PROCEDURES

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

CSB BANCORP, INC.

FORM 10-Q

Quarter ended March 31, 2013

PART II – OTHER INFORMATION

ITEM 1–	LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal actions that will have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A–	RISK FACTORS.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2–	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3–	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4–	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5–	OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended March 31, 2013

PART II – OTHER INFORMATION

ITEM 6–	Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: May 14, 2013	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: May 14, 2013	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer

CSB BANCORP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.