Form 10-Q
period 2013-06-30
CSB BANCORP INC /OH
filed 2013-08-13
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at August 1, 2013:
2,736,634 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED June 30, 2013

Part I - Financial Information

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents
Cash and due from banks	$13,532	$21,485
Interest-earning deposits in other banks	23,534	45,393

Total cash and cash equivalents	37,066	66,878

Securities
Available-for-sale, at fair value	127,515	129,291
Restricted stock, at cost	5,463	5,463

Total securities	132,978	134,754

Loans held for sale	103	—

Loans	378,191	364,580
Less allowance for loan losses	4,945	4,580

Net loans	373,246	360,000

Premises and equipment, net	8,326	8,475
Core deposit intangible	826	894
Goodwill	4,728	4,728
Bank-owned life insurance	9,419	8,298
Accrued interest receivable and other assets	4,376	2,873

TOTAL ASSETS	$571,068	$586,900

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$101,644	$104,147
Interest-bearing	361,201	371,296

Total deposits	462,845	475,443

Short-term borrowings	41,851	43,992
Other borrowings	12,558	12,672
Accrued interest payable and other liabilities	2,423	2,340

Total liabilities	519,677	534,447

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; shares outstanding 2,736,634 in 2013 and 2,736,060 in 2012	18,629	18,629
Additional paid-in capital	9,964	9,974
Retained earnings	28,586	26,962
Treasury stock at cost - 243,968 in 2013 and 244,542 shares in 2012	(4,958)	(4,976)
Accumulated other comprehensive (loss) income	(830)	1,864

Total shareholders’ equity	51,391	52,453

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$571,068	$586,900

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME
Loans, including fees	$4,441	$4,272	$9,008	$8,524
Taxable securities	585	707	1,167	1,436
Nontaxable securities	128	131	255	243
Other	19	41	43	80

Total interest and dividend income	5,173	5,151	10,473	10,283

INTEREST EXPENSE
Deposits	448	590	923	1,230
Short-term borrowings	16	25	32	49
Other borrowings	117	139	234	294

Total interest expense	581	754	1,189	1,573

NET INTEREST INCOME	4,592	4,397	9,284	8,710

PROVISION FOR LOAN LOSSES	210	205	420	411

Net interest income, after provision for loan losses	4,382	4,192	8,864	8,299

NONINTEREST INCOME
Service charges on deposit accounts	333	318	648	626
Trust services	226	167	440	328
Debit card interchange fees	190	201	368	395
Gain on sale of loans, net	102	137	216	193
Securities gain, net	10	—	10	—
Other	205	211	422	440

Total noninterest income	1,066	1,034	2,104	1,982

NONINTEREST EXPENSES
Salaries and employee benefits	2,042	1,961	4,092	3,924
Occupancy expense	255	241	513	487
Equipment expense	177	139	342	294
Professional and director fees	174	242	291	449
Franchise tax expense	147	138	294	277
FDIC insurance expense	84	68	172	155
Software expense	118	88	232	181
Marketing and public relations	106	79	185	152
Debit card expense	50	84	112	148
Amortization of intangible assets	34	33	68	66
Net cost of operation of other real estate	—	6	9	8
Other	476	481	912	963

Total noninterest expenses	3,663	3,560	7,222	7,104

Income before income taxes	1,785	1,666	3,746	3,177
FEDERAL INCOME TAX PROVISION	538	525	1,137	981

NET INCOME	$1,247	$1,141	$2,609	$2,196

Basic and diluted net earnings per share	$0.45	$0.41	$0.95	$0.80

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net income	$1,247	$1,141	$2,609	$2,196

Other comprehensive (loss) income
Unrealized (losses) gains arising during the period	(3,326)	924	(4,072)	812
Reclassification adjustment for gains included in income	(10)	—	(10)	—

Net unrealized (losses) gains	(3,336)	924	(4,082)	812
Income tax effect	1,134	(314)	1,388	(276)

Other comprehensive (loss) income	(2,202)	610	(2,694)	536

Total comprehensive (loss) income	$(955)	$1,751	$(85)	$2,732

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Balance at beginning of period	$52,830	$49,918	$52,453	$49,429
Net income	1,247	1,141	2,609	2,196
Other comprehensive (loss) income	(2,202)	610	(2,694)	536
Stock options exercised, 574 shares	8	—	8	—
Cash dividends declared	(492)	(493)	(985)	(985)

Balance at end of period	$51,391	$51,176	$51,391	$51,176

Cash dividends declared per share	$0.18	$0.18	$0.36	$0.36

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2013	2012
NET CASH FROM OPERATING ACTIVITIES	$3,137	$1,273

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Proceeds from maturities and repayments	23,384	31,456
Purchases	(26,442)	(34,543)
Proceeds from sale of securities	500	—
Loan originations, net of repayments	(13,639)	(19,940)
Premises from sale of other real estate	18	7
Property, equipment, and software acquisitions	(473)	(256)
Purchase of bank-owned life insurance	(1,000)	(5,000)

Net cash used in investing activities	(17,652)	(28,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(12,558)	11,238
Net change in short-term borrowings	(2,141)	4,122
Repayments of other borrowings	(114)	(2,291)
Cash dividends	(492)	(492)
Proceeds from stock options exercised	8	—

Net cash (used in) provided by financing activities	(15,297)	12,577

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,812)	(14,426)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	66,878	82,258

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,066	$67,832

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,241	$1,678
Income taxes	960	400
Noncash investing activities:
Transfer of loans to other real estate owned	—	5
Noncash financing activities:
Dividends declared	492	493

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2013, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2012, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year or any future interim period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (this “Update”). The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company has provided the necessary disclosure in Note 6.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

NOTE 2 – SECURITIES

Securities consist of the following at June 30, 2013 and December 31, 2012:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2013
Available-for-sale:
U.S. Treasury securities	$1,106	$—	$13	$1,093
Obligations of U.S. government corporations and agencies	33,995	12	1,148	32,859
Mortgage-backed securities in government sponsored entities	69,444	825	1,218	69,051
Asset-backed securities in government sponsored entities	2,796	24	—	2,820
Obligations of states and political subdivisions	16,922	370	183	17,109
Corporate bonds	4,404	80	15	4,469

Total debt securities	128,667	1,311	2,577	127,401
Equity securities in financial institutions	106	9	1	114

Total available-for-sale	128,773	1,320	2,578	127,515
Restricted stock	5,463	—	—	5,463

Total securities	$134,236	$1,320	$2,578	$132,978

December 31, 2012
Available-for-sale:
U.S. Treasury securities	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	35,996	27	43	35,980
Mortgage-backed securities in government sponsored entities	66,933	2,107	1	69,039
Asset-backed securities in government sponsored entities	2,862	—	39	2,823
Obligations of states and political subdivisions	16,194	701	12	16,883
Corporate bonds	4,313	112	28	4,397

Total debt securities	126,398	2,947	123	129,222
Equity securities in financial institutions	69	9	9	69

Total available-for-sale	126,467	2,956	132	129,291
Restricted stock	5,463	—	—	5,463

Total securities	$131,930	$2,956	$132	$134,754

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at June 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale:
Due in one year or less	$821	$821
Due after one through five years	14,207	14,484
Due after five through ten years	25,113	24,655
Due after ten years	88,526	87,441

Total debt securities available-for-sale	$128,667	$127,401

Securities with a carrying value of approximately $87.3 million and $79.2 million were pledged at June 30, 2013 and December 31, 2012, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in FHLB and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $5.0 million at June 30, 2013 and December 31, 2012. Federal Reserve Bank stock was $471 thousand at June 30, 2013 and December 31, 2012.

The following table shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of the sales.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Proceeds	$500	$—	$500	$—

Realized gains	$10	$—	$10	$—
Realized losses	—	—	—	—
Impairment losses	—	—	—	—

Net securities gains	$10	$—	$10	$—

The income tax provision applicable to realized gains amounted to $3 thousand in 2013 and $0 in 2012. There were no tax benefits recognized from gross realized losses in 2013 or 2012.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2013
U.S. Treasury securities	$13	$993	$—	$—	$13	$993
Obligations of U.S. Government corporations and agencies	1,148	26,849	—	—	1,148	26,849
Mortgage-backed securities in government sponsored entities	1,218	32,565	—	—	1,218	32,565
Obligations of state and political subdivisions	183	5,239	—	—	183	5,239
Corporate bonds	7	568	8	1,357	15	1,925

Total debt securities	2,569	66,214	8	1,357	2,577	67,571
Equity securities in financial institutions	—	—	1	53	1	53

Total temporarily impaired securities	$2,569	$66,214	$9	$1,410	$2,578	$67,624

December 31, 2012
Obligations of U.S. Government corporations and agencies	$43	$15,957	$—	$—	$43	$15,957
Mortgage-backed securities in government sponsored entities	1	344	—	—	1	344
Asset-backed securities in government sponsored entities	39	1,833	—	—	39	1,833
Obligations of states and political subdivisions	12	1,737	—	—	12	1,737
Corporate bonds	4	366	24	975	28	1,341

Total debt securities	99	20,237	24	975	123	21,212
Equity securities in financial institutions	—	—	9	45	9	45

Total temporarily impaired securities	$99	$20,237	$33	$1,020	$132	$21,257

There were sixty (60) securities in an unrealized loss position at June 30, 2013, five (5) of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at June 30, 2013.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Commercial	$116,898	$104,899
Commercial real estate	129,013	119,192
Residential real estate	111,186	110,412
Construction & land development	14,056	23,358
Consumer	6,790	6,480

Total loans before deferred costs	377,943	364,341
Deferred loan costs	248	239

Total Loans	$378,191	$364,580

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2013 and December 31, 2012, approximately 79% and 81%, respectively of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Construction and land development loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Loans serviced for others approximated $64.1 million and $60.2 million at June 30, 2013 and December 31, 2012, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four (4) counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2013 and December 31, 2012, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The increase in the provision for possible loan losses related to commercial loans was affected by a qualitative adjustment for loans rated special mention, as well as changes in volume and credit quality of loans in this category. The provision for possible loan losses related to residential real estate decreased during second quarter 2013 as a result of a decrease in loan impairment.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended June 30, 2013
Beginning balance, March 31, 2013	$1,176	$1,824	$1,282	$134	$68	$320	$4,804
Provision for possible loan losses	171	42	(110)	28	65	14	210
Charge-offs	(32)	(51)	—	—	(12)	—	(95)
Recoveries	1	—	2	—	23	—	26

Net charge-offs	(31)	(51)	2	—	11		(69)

Ending balance	$1,316	$1,815	$1,174	$162	$144	$334	$4,945

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Six months ended June 30, 2013
Beginning balance, December 31, 2012	$933	$1,902	$1,096	$253	$76	$320	$4,580
Provision for possible loan losses	413	(36)	67	(91)	53	14	420
Charge-offs	(38)	(51)	—	—	(22)	—	(111)
Recoveries	8	—	11	—	37	—	56

Net charge-offs	(30)	(51)	11	—	15	—	(55)

Ending balance	$1,316	$1,815	$1,174	$162	$144	$334	$4,945

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended June 30, 2012
Beginning balance, March 31, 2012	$976	$1,649	$939	$184	$74	$424	$4,246
Provision for possible loan losses	(78)	278	87	33	(7)	(108)	205
Charge-offs	(11)	—	(59)	—	(15)	—	(85)
Recoveries	9	—	84	—	12	—	105

Net charge-offs	(2)	—	25	—	(3)	—	20

Ending balance	$896	$1,927	$1,051	$217	$64	$316	$4,471

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Six months ended June 30, 2012
Beginning balance, December 31, 2011	$1,024	$1,673	$894	$180	$78	$233	$4,082
Provision for possible loan losses	(127)	268	172	37	(22)	83	411
Charge-offs	(15)	(14)	(104)	—	(31)	—	(164)
Recoveries	14	—	89	—	39	—	142

Net charge-offs	(1)	(14)	(15)	—	8	—	(22)

Ending balance	$896	$1,927	$1,051	$217	$64	$316	$4,471

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and based on the impairment method as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
June 30, 2013
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$194	$463	$264	$—	$—	$—	$921
Collectively evaluated for impairment	1,122	1,352	910	162	144	334	4,024

Total ending allowance balance	$1,316	$1,815	$1,174	$162	$144	$334	$4,945

Loans:
Loans individually evaluated for impairment	$3,504	$3,502	$1,690	$—	$—		$8,696
Loans collectively evaluated for impairment	113,394	125,511	109,496	14,056	6,790		369,247

Total ending loans balance	$116,898	$129,013	$111,186	$14,056	$6,790		$377,943

December 31, 2012
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$85	$522	$172	$—	$—	$—	$779
Collectively evaluated for impairment	848	1,380	924	253	76	320	3,801

Total ending allowance balance	$933	$1,902	$1,096	$253	$76	$320	$4,580

Loans:
Loans individually evaluated for impairment	$4,315	$4,573	$1,137	$166	$—		$10,191
Loans collectively evaluated for impairment	100,584	114,619	109,275	23,192	6,480		354,150

Total ending loans balance	$104,899	$119,192	$110,412	$23,358	$6,480		$364,341

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2013
Commercial	$3,506	$76	$3,436	$3,512	$194	$3,988	$84
Commercial real estate	3,839	698	2,805	3,503	463	3,838	85
Residential real estate	1,792	548	1,146	1,694	264	1,233	19
Construction & land development	—	—	—	—	—	42	2

Total impaired loans	$9,137	$1,322	$7,387	$8,709	$921	$9,101	$190

December 31, 2012
Commercial	$4,315	$—	$4,329	$4,329	$85	$4,123	$167
Commercial real estate	4,906	1,723	2,849	4,572	522	4,396	152
Residential real estate	1,223	86	1,057	1,143	172	770	18
Construction & land development	173	166	—	166	—	167	—

Total impaired loans	$10,617	$1,975	$8,235	$10,210	$779	$9,456	$337

The following table presents the aging of past due loans and nonaccrual loans as of June 30, 2013 and December 31, 2012 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
June 30, 2013
Commercial	$116,588	$105	$152	$—	$53	$310	$116,898
Commercial real estate	127,247	583	—	—	1,183	1,766	129,013
Residential real estate	109,396	616	25	133	1,016	1,790	111,186
Construction & land development	14,050	—	—	—	6	6	14,056
Consumer	6,576	151	61	2	—	214	6,790

Total Loans	$373,857	$1,455	$238	$135	$2,258	$4,086	$377,943

December 31, 2012
Commercial	$104,348	$60	$8	$—	$483	$551	$104,899
Commercial real estate	117,372	41	34	—	1,745	1,820	119,192
Residential real estate	108,574	472	430	131	805	1,838	110,412
Construction & land development	23,180	—	5	—	173	178	23,358
Consumer	6,325	132	23	—	—	155	6,480

Total Loans	$359,799	$705	$500	$131	$3,206	$4,542	$364,341

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed. Loans whose terms have been modified as TDR’s totaled $7.7 million as of June 30, 2013, and $8.7 million as of December 31, 2012, with $781 thousand and $718 thousand of specific reserves allocated to those loans, respectively. At June 30, 2013, $7.0 million of the loans classified as TDR’s were performing to modified terms. Of the remaining $679 thousand, all were in nonaccrual of interest status.

None of the loans that were restructured in 2011 or 2012 have subsequently defaulted in the three or six month periods ending June 30, 2013 and 2012. Loan modifications that are considered TDR’s completed during the three and six month periods ending June 30, 2013 and 2012 were as follows:

	For the Three Months Ended June 30, 2013
(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	2	$76	$76

Total Restructured Loans	2	$76	$76

	For the Six Months Ended June 30, 2013
(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	2	$76	$76

Total Restructured Loans	2	$76	$76

	For the Three Months Ended June 30, 2012
(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial real estate	1	$140	$140
Residential real estate	5	333	333

Total Restructured Loans	6	$473	$473

	For the Six Months Ended June 30, 2012
(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial real estate	1	$140	$140
Residential real estate	7	488	488

Total Restructured Loans	8	$628	$628

The loans restructured during the three and six months ending June 30, 2013 and 2012 were modified by changing the monthly payment to interest only. No principal reductions were made.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Loans that do not meet the criteria for special mention, substandard or doubtful classification, when analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
June 30, 2013
Commercial	$99,512	$7,220	$9,158	$—	$1,008	$116,898
Commercial real estate	113,780	7,206	6,639	—	1,388	129,013
Residential real estate	190	—	50	—	110,946	111,186
Construction & land development	10,602	1,451	991	—	1,012	14,056
Consumer	—	—	—	—	6,790	6,790

Total	$224,084	$15,877	$16,838	$—	$121,144	$377,943

December 31, 2012
Commercial	$92,123	$5,854	$6,637	$—	$285	$104,899
Commercial real estate	102,602	5,671	8,459	—	2,460	119,192
Residential real estate	200	—	53	—	110,159	110,412
Construction & land development	18,063	2,750	1,244	—	1,301	23,358
Consumer	—	—	—	—	6,480	6,480

Total	$212,988	$14,275	$16,393	$—	$120,685	$364,341

Loans listed as not rated are either less than $275 thousand or are included in groups of homogeneous loans. The following table presents loans that are not rated by class of loans as of June 30, 2013 and December 31, 2012. Non-performing loans include loans past due 90 days and greater and loans on nonaccrual of interest.

(Dollars in thousands)	Performing	Non-Performing	Total
June 30, 2013
Commercial	$1,002	$6	$1,008
Commercial real estate	1,388	—	1,388
Residential real estate	109,841	1,105	110,946
Construction & land development	1,012	—	1,012
Consumer	6,788	2	6,790

Total	$120,031	$1,113	$121,144

December 31, 2012
Commercial	$285	$—	$285
Commercial real estate	2,460	—	2,460
Residential real estate	109,276	883	110,159
Construction & land development	1,294	7	1,301
Consumer	6,480	—	6,480

Total	$119,795	$890	$120,685

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2013 and December 31, 2012, by level within the fair value hierarchy. No liabilities are carried at fair value. As required by the accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government corporations and agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2013
Assets:
Securities available-for-sale
U.S. Treasury securities	$1,093	$—	$—	$1,093
Obligations of U.S. government corporations and agencies	—	32,859	—	32,859
Mortgage-backed securities in government sponsored entities	—	69,051	—	69,051
Asset-backed securities in government sponsored entities	—	2,820	—	2,820
Obligations of states and political subdivisions	—	17,109	—	17,109
Corporate bonds	—	4,469	—	4,469

Total debt securities	1,093	126,308	—	127,401
Equity securities in financial institutions	114	—	—	114
Loans held for sale	103	—	—	103

Total Assets	$1,310	$126,308	$—	$127,618

December 31, 2012
Assets:
Securities available-for-sale
U.S. Treasury securities	$100	$—	$—	$100
Obligations of U.S. government corporations and agencies	—	35,980	—	35,980
Mortgage-backed securities in government sponsored entities	—	69,039	—	69,039
Asset-backed securities in government sponsored entities	—	2,823	—	2,823
Obligations of states and political subdivisions	—	16,883	—	16,883
Corporate bonds	—	4,397	—	4,397

Total debt securities	100	129,122	—	129,222
Equity securities in financial institutions	69	—	—	69

Total Assets	$169	$129,122	$—	$129,291

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of June 30, 2013 and December 31, 2012, by level within the fair value hierarchy. Impaired loans and other real estate are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4- FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2013
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$7,775	$7,775
Mortgage servicing rights	—	—	226	226

December 31, 2012
Impaired loans	$—	$—	$9,412	$9,412
Other real estate owned	—	—	25	25
Mortgage servicing rights	—	—	214	214

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
(Dollars in thousands)
June 30, 2013
Impaired loans	$6,652	Discounted cash flow	Remaining term Discount rate	9 mos to 29 yrs 4.63% to 12%
	1,123	Appraisal of collateral (1),(3)	Appraisal adjustments (2) Liquidation expense (2)	-20% to -25% -10%
Mortgage servicing rights	226	Discounted cash flow	Remaining term Discount rate	18 mos to 30 yrs 1.5%

December 31, 2012
Impaired loans	$7,260	Discounted cash flow	Remaining term Discount rate	4 mos to 29 yrs 7.5% to 12%
	2,152	Appraisal of collateral (1),(3)	Appraisal adjustments (2) Liquidation expense (2)	-20% to -35% -10%
Other real estate owned	25	Appraisal of collateral (1), (3)	Management discount for property type (3)	0% to -67%
Mortgage servicing rights	214	Discounted cash flow	Remaining term Discount rate	24 mos to 30 yrs 1.5%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of June 30, 2013 and December 31, 2012 are as follows:

(Dollars in thousands)	Carrying Value	Level 1	Level II	Level III	Total Fair Value
June 30, 2013
Financial assets:
Cash and cash equivalents	$37,066	$37,066	$—	$—	$37,066
Securities	127,515	1,207	126,308	—	127,515
Loans held for sale	103	103	—	—	103
Net loans	373,246	—	—	377,473	377,473
Bank-owned life insurance	9,419	9,419	—	—	9,419
Restricted stock	5,463	—	5,463	—	5,463
Accrued interest receivable	1,343	1,343	—	—	1,343
Financial liabilities:
Deposits	$462,845	$312,312	$—	$151,610	$463,922
Short-term borrowings	41,851	41,851	—	—	41,851
Other borrowings	12,558	—	—	13,185	13,185
Accrued interest payable	124	124	—	—	124

(Dollars in thousands)	Carrying Value	Level 1	Level II	Level III	Total Fair Value
December 31, 2012
Financial assets:
Cash and cash equivalents	$66,878	$66,878	$—	$—	$66,878
Securities	129,291	169	129,122	—	129,291
Net loans	360,000	—	—	367,028	367,028
Bank-owned life insurance	8,298	8,298	—	—	8,298
Restricted stock	5,463	—	5,463	—	5,463
Accrued interest receivable	1,317	1,317	—	—	1,317
Financial liabilities:
Deposits	$475,443	$317,369	$—	$159,573	$476,942
Short-term borrowings	43,992	43,992	—	—	43,992
Other borrowings	12,672	—	—	13,772	13,772
Accrued interest payable	135	135	—	—	135

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

The Company also has unrecognized financial instruments at June 30, 2013 and December 31, 2012. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $107.0 million at June 30, 2013 and $107.4 million at December 31, 2012. Such amounts are also considered to be the estimated fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income by component net of tax for the three and six months ended June 30, 2013:

(Dollars in thousands)	Unrealized gains on available for sale securities (a)	Affected Line Item in the Consolidated Statements of Income
Balance as of March 31, 2013	$1,372
Other comprehensive loss before reclassification	(2,195)
Amount reclassified from accumulated other comprehensive income	(7)	Securities gain, net of tax

Total other comprehensive loss	(2,202)

Balance as of June 30, 2013	$(830)

Balance as of December 31, 2012	$1,864
Other comprehensive loss before reclassification	(2,687)
Amount reclassified from accumulated other comprehensive income	(7)	Securities gain, net of tax

Total other comprehensive loss	(2,694)

Balance as of June 30, 2013	$(830)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at June 30, 2013 as compared to December 31, 2012, and the consolidated results of operations for the three and six month periods ending June 30, 2013 compared to the same periods in 2012. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes.

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

FINANCIAL CONDITION

Total assets were $571.1 million at June 30, 2013, compared to $586.9 million at December 31, 2012, representing a decrease of $15.8 million, or 3%. This decrease was a result of a decline in deposits of $12.6 million, or 3%, during the six month period ended June 30, 2013 to $462.8 million. Cash and cash equivalents decreased $29.8 million, or 45%, during the six months ending June 30, 2013, primarily as a result of funding increases in loans. Securities decreased $1.8 million, or 1%, during the first six months of 2013 as bonds were called within the US government agency portfolio.

Net loans increased $13.2 million, or 4%, during the six months ending June 30, 2013. Commercial loans including commercial real estate loans increased $21.8 million, or 10%, home equity lines decreased $650 thousand, or 2%, real estate mortgage loans increased $1.0 million, or 2%, construction and land development loans decreased $9.3 million, or 40%, and consumer loans increased slightly over December 31, 2012. Consumers continued to refinance their mortgage loans for lower long-term rates. During 2012 and the first six months of 2013 the Bank originated and retained some fifteen year fixed rate mortgage loans for its portfolio. Residential mortgage originations for the six months ended June 30, 2013 were $13.8 million as compared to $17.9 million for the prior year six-month period. The Bank originates and sells fixed rate thirty year mortgages into the secondary market.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The allowance for loan losses as a percentage of total loans was 1.31% at June 30, 2013, an increase from 1.26% at December 31, 2012. Outstanding loan balances increased 4% to $378.2 million at June 30, 2013. A provision of $420 thousand, partially offset by net charge-offs of $55 thousand, increased the allowance for loan losses for the six months ending June 30, 2013.

	June 30,		December 31,		June 30,
(Dollars in thousands)	2013		2012		2012
Non-performing loans	$2,393		$3,337		$4,005
Other real estate	—		25		5
Allowance for loan losses	4,945		4,580		4,471
Total loans	378,191		364,580		344,116
Allowance: loans	1.31%		1.26%		1.30%
Allowance: non-performing loans	2.1	x	1.4	x	1.1	x

The ratio of gross loans to deposits was 82% at June 30, 2013, compared to 77% at December 31, 2012. The increase in this ratio is the result of loan volume increases and decreases in deposits during the six months ending June 30, 2013.

The Company had net unrealized losses of $1.3 million within its securities portfolio at June 30, 2013, compared to net unrealized gains of $2.8 million at December 31, 2012. The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $2.6 million within the total portfolio as of June 30, 2013, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments detailed above on June 30, 2013, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits decreased $12.6 million, or 3% from December 31, 2012 with non-interest bearing deposits decreasing $2.5 million and interest-bearing deposit accounts decreasing $10.0 million. Total deposits as of June 30, 2013 are $8.1 million above June 30, 2012 deposit balances. On a year over year comparison, increases were recognized in non-interest bearing demand deposits, interest bearing demand deposits and statement and passbook savings accounts for the period ended June 30, 2013.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $2.1 million from December 31, 2012 and other borrowings decreased $114 thousand as the Company used cash from interest-earning deposits in other banks to repay required maturities and monthly payments on advances from the FHLB.

Total shareholders’ equity amounted to $51.4 million, or 9% of total assets, at June 30, 2013, compared to $52.5 million, or 9% of total assets, at December 31, 2012. The decrease in shareholders’ equity during the six months ending June 30, 2013 was due to other comprehensive income decreasing $2.7 million and dividends declared of $1.0 million, which were partially offset by net income of $2.6 million. The Company and the Bank met all regulatory capital requirements at June 30, 2013.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended June 30, 2013 and 2012

For the quarter ended June 30, 2013, the Company recorded net income of $1.2 million or $0.45 per share, as compared to net income of $1.1 million, or $0.41 per share for the quarter ended June 30, 2012. The $106 thousand increase in net income for the quarter was a result of net interest income increasing $195 thousand and other noninterest income increasing $32 thousand. These gains were partially offset by an increase in noninterest expense of $103 thousand and an increase in the federal income tax provision of $13 thousand. Return on average assets and return on average equity were 0.88% and 9.32%, respectively, for the three month period of 2013, compared to 0.82% and 8.98%, respectively for the same quarter in 2012.

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended June 30,
	2013		2012
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Interest-earning deposits in other banks	$27,429	0.28%	$57,108	0.29%
Federal funds sold	217	0.08	145	0.00
Taxable securities	117,583	2.00	118,045	2.41
Tax-exempt securities	16,489	4.72	13,690	5.85
Loans	375,447	4.76	339,829	5.07

Total earning assets	537,165	3.92%	528,817	3.98%
Other assets	34,404		33,474

TOTAL ASSETS	$571,569		$562,291

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$71,125	0.06%	$62,751	0.08%
Savings deposits	138,136	0.10	133,442	0.18
Time deposits	152,349	1.06	165,693	1.25
Other borrowed funds	54,510	0.98	57,672	1.14

Total interest bearing liabilities	416,120	0.56%	419,558	0.72%
Non-interest bearing demand deposits	99,878		89,760
Other liabilities	1,894		1,848
Shareholders’ Equity	53,677		51,125

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$571,569		$562,291

Taxable equivalent net interest spread		3.36%		3.26%
Taxable equivalent net interest margin		3.49%		3.40%

Interest income for the quarter ended June 30, 2013, was $5.2 million representing a $22 thousand increase, or a 0.4% improvement, compared to the same period in 2012. This increase was primarily due to average loan volume increasing $36 million for the quarter ended June 30, 2013 as compared to the second quarter 2012. Interest expense for the quarter ended June 30, 2013 was $581 thousand, a decrease of $173 thousand or 23%, from the same period in 2012. The decrease in interest expense occurred primarily due to a decrease of 0.1% in interest rates paid on interest-bearing deposits which decreased from 0.6% in 2012 to 0.5% in 2013 and a rate decrease of .16% on all other borrowings which declined from 1.1% in 2012 to 1.0% for the quarter ended June 30, 2013.

The provision for loan losses for the quarter ended June 30, 2013 was $210 thousand, compared to a $205 thousand provision for the same quarter in 2012. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Noninterest income for the quarter ended June 30, 2013, was $1.1 million, an increase of $32 thousand, or 3%, compared to the same quarter in 2012. Service charges on deposit accounts increased $15 thousand, or 5%, compared to the same quarter in 2012. Debit card interchange income declined $11 thousand, or 5%, as competitive pricing and alternative clearing channels were provided by debit card processors. Fees from trust and brokerage services increased $59 thousand to $226 thousand for the second quarter 2013 as compared to the same quarter in 2012. The gain on the sale of mortgage loans to the secondary market decreased to $102 thousand for the quarter ending June 30, 2013, from $137 thousand in the quarter ended June 30, 2012. Mortgage origination decreased during the quarter as secondary market mortgage refinancings have declined with higher mortgage interest rates.

Noninterest expenses for the quarter ended June 30, 2013 increased $103 thousand, or 3%, compared to the second quarter of 2012. Salaries and employee benefits increased $81 thousand, or 4%. Occupancy and equipment expenses increased $52 thousand in 2013 over the second quarter of 2012. Other expenses decreased $5 thousand, or 1%, compared to the second quarter 2012.

Federal income tax expense increased $13 thousand, or 2%, for the quarter ended June 30, 2013 as compared to the second quarter of 2012. The provision for income taxes was $538 thousand (effective rate of 30%) for the quarter ended June 30, 2013, compared to $525 thousand (effective rate of 32%) for the quarter ended June 30, 2012. The increase in the expense resulted from improved income.

RESULTS OF OPERATIONS

Six months ended June 30, 2013 and 2012

Net income for the six months ending June 30, 2013, was $2.6 million or $0.95 per share, as compared to $2.2 million or $0.80 per share during the same period in 2012. Return on average assets and return on average equity were 0.92% and 9.87%, respectively, for the six month period of 2013, compared to 0.79% and 8.73%, respectively for 2012.

Comparative net income increased as net interest income improved to $9.3 million for the six months ended June 30, 2013, an increase of $574 thousand or 7% from the same period last year. Total noninterest income rose $122 thousand or 6% to $2.1 million. The provision for loan losses increased $9 thousand or 2% during the same comparative period. These improvements were partially offset by higher noninterest expenses for the six month period ending in 2013 as compared to 2012.

Interest income on loans increased $484 thousand, or 6%, for the six months ended June 30, 2013, as compared to the same period in 2012. This increase was primarily due to an average volume increase of $40.7 million for the comparable six month periods. Interest income on securities decreased $257 thousand, or 15%, as the average volume of securities increased $5.3 million for the comparable six month periods. Interest income on fed funds sold and interest bearing deposits decreased $37 thousand for the six months ended June 30, 2013 as the average fed funds sold and due from banks interest bearing balances decreased $31.1 million, compared to the same period in 2012.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Average Balance Sheet and Net Interest Margin Analysis

	For the six months ended June 30,
	2013		2012
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Due from banks-interest bearing	$30,740	0.28%	$61,926	0.26%
Federal funds sold	162	0.17	104	0.10
Taxable securities	118,141	1.99	115,649	2.50
Tax-exempt securities	16,434	4.74	13,615	5.44
Loans	374,263	4.86	333,516	5.15

Total earning assets	539,740	3.97%	524,810	4.00%
Other assets	33,972		32,524

TOTAL ASSETS	$573,712		$557,334

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$70,715	0.06%	$61,442	0.09%
Savings deposits	139,172	0.11	131,143	0.18
Time deposits	154,431	1.08	167,609	1.30
Other borrowed funds	56,085	0.96	57,578	1.20

Total interest bearing liabilities	420,403	0.57%	417,772	0.76%
Non-interest bearing demand deposits	97,928		87,114
Other liabilities	2,061		1,864
Shareholders’ Equity	53,320		50,584

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$573,712		$557,334

Taxable equivalent net interest spread		3.40%		3.24%
Taxable equivalent net interest margin		3.53%		3.39%

Interest expense decreased $384 thousand to $1.2 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Interest expense on deposits decreased $307 thousand, or 25%, from the same period as last year, while interest expense on short-term and other borrowings decreased $77 thousand or 22%. The decrease in interest expense has been caused by lower interest rates being paid across the board on interest-bearing deposit accounts and borrowings. Additionally, during the comparable six month periods, the Company grew non-interest bearing deposits in 2013. Time deposits continue to renew at lower interest rates, and some depositors have moved monies to savings instruments anticipating higher rates than time deposits. Competition for deposits appears to be decreasing from a year ago with larger money center banks reducing the premium paid for term deposits. The net interest margin increased by 14 basis points for the six month period ended June 30, 2013, to 3.53%, from 3.39% for the same period in 2012. This margin increase is primarily the result of decreased interest expense and the change in the asset mix from overnight funds to loans.

The provision for loan losses was $420 thousand during the six months of 2013, compared to $411 thousand in the same six month period of 2012. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.

Non-interest income increased $122 thousand, or 6%, during the six months ended June 30, 2013, as compared to the same period in 2012. Debit card interchange income decreased $27 thousand or 7% as a result of decreased servicer revenue. Service charges on deposits increased $22 thousand from the same period in 2012 reflecting the increase in fees based on transaction activity.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Increases were recognized in gains on mortgage loans sold in the secondary market during the first quarter of 2013 which gradually tapered off in the second quarter of 2013 as refinancing activity decreased with rising mortgage rates.

Non-interest expenses increased $118 thousand, or 2%, for the six months ended June 30, 2013, compared to the same period in 2012. The Bank’s FDIC deposit premium increased $17 thousand to $172 thousand for the six months ended 2012 reflecting an increase in assets for the six months ended June 30, 2013 as compared to 2012. Salaries and employee benefits increased $168 thousand, or 4%, primarily the result of benefit increases. Professional fees decreased $158 thousand, or 35%, as certain employment search fees for Chief Operating Officer and commercial lending positions, as well as fees spent to review the Company’s computer operating system in 2012 did not recur in 2013. During the first quarter 2013 legal fees of $43 thousand were recovered on 2 commercial relationships and 1 real estate mortgage relationship. Occupancy and equipment expense increased $74 thousand, or 9% reflecting the increase in depreciation and maintenance as compared to 2012.

The provision for income taxes was $1.1 million (effective rate of 30%) for the six months ended June 30, 2013, compared to $981 thousand (effective rate of 31%) for the six months ended June 30, 2012.

CAPITAL RESOURCES

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s annual report on Form 10-K for the year ended December 31, 2012. As of June 30, 2013 the Company and the Bank meet all capital adequacy requirements to which they are subject.

LIQUIDITY

(Dollars in millions)	June 30, 2013	December 31, 2012	Change
Cash and cash equivalents	$37	$67	$(30)
Unused lines of credit	46	41	5
Unpledged securities at fair market value	47	59	(12)

	$130	$167	$(37)

Net deposits and short-term liabilities	$419	$444	$(25)

Liquidity ratio	31.0%	37.6%
Minimum board approved liquidity ratio	20.0%	20.0%

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2013, from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. All positions are currently within the Company’s board-approved policy. Board set limits under a static balance sheet assumption were minimally exceeded on December 31, 2012 due to the volume of liquidity held by the Bank.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 through 400 basis point changes, in 100 basis point changes, in market interest rates at June 30, 2013 and December 31, 2012. The net interest income reflected is for the first twelve months of the modeled twenty-four month period.

(Dollars in thousands)
June 30, 2013
	Change in interest rates (basis points)	Net interest income	Dollar change	Percentage change	Board Policy Limits
+	400	$19,593	$1,263	6.9%	+/- 25
+	300	19,253	923	5.0	+/-15
+	200	18,920	590	3.2	+/-10
+	100	18,594	264	1.4	+/-5
	0	18,330	0	0.0
-	100	18,082	(248)	(1.4)	+/-5
-	200	N/A	N/A	N/A

December 31, 2012
	Change in interest rates (basis points)	Net interest income	Dollar change	Percentage change	Board Policy Limits
+	400	$19,420	$1,762	10.0%	+/- 25
+	300	18,982	1,324	7.5	+/-15
+	200	18,507	849	4.8	+/-10
+	100	18,053	395	2.2	+/-5
	0	17,658	—	—
-	100	17,483	(175)	(1.0)	+/-5
-	200	N/A	N/A	N/A

CSB BANCORP, INC.

CONTROLS AND PROCEDURES

ITEM 4 - CONTROLS AND PROCEDURES

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

(b)	information required to be disclosed by the Company in this Quarterly Report on Form 10-Q would be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms; and

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

Quarter ended June 30, 2013

PART II – OTHER INFORMATION

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

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases will be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions.

ITEM 3-	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4-	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5-	OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June 30, 2013

PART II – OTHER INFORMATION

ITEM 6-	Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: August 13, 2013	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: August 13, 2013	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer

CSB BANCORP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.