Form 10-Q
period 2013-09-30
CSB BANCORP INC /OH
filed 2013-11-13
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at November 1, 2013:
2,736,634 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2013

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
(Dollars in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$16,683	$21,485
Interest-earning deposits in other banks	31,437	45,393
Federal funds sold	499	—

Total cash and cash equivalents	48,619	66,878

Securities
Available-for-sale securities	102,453	129,291
Held-to-maturity securities	36,808	—
Restricted stock, at cost	5,463	5,463

Total securities	144,724	134,754

Loans held for sale	70	—

Loans	377,434	364,580
Less allowance for loan losses	5,077	4,580

Net loans	372,357	360,000

Premises and equipment, net	8,550	8,475
Core deposit intangible	793	894
Goodwill	4,728	4,728
Bank-owned life insurance	9,486	8,298
Accrued interest receivable and other assets	4,568	2,873

TOTAL ASSETS	$593,895	$586,900

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$117,925	$104,147
Interest-bearing	362,936	371,296

Total deposits	480,861	475,443

Short-term borrowings	46,044	43,992
Other borrowings	12,511	12,672
Accrued interest payable and other liabilities	2,330	2,340

Total liabilities	541,746	534,447

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; shares outstanding 2,736,634 in 2013 and 2,736,060 in 2012	18,629	18,629
Additional paid-in capital	9,964	9,974
Retained earnings	29,501	26,962
Treasury stock, at cost - 243,968 in 2013 and 244,542 shares in 2012	(4,958)	(4,976)
Accumulated other comprehensive (loss) income	(987)	1,864

Total shareholders’ equity	52,149	52,453

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$593,895	$586,900

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME
Loans, including fees	$4,413	$4,357	$13,421	$12,881
Taxable securities	669	638	1,835	2,074
Nontaxable securities	130	120	385	363
Other	23	32	67	112

Total interest and dividend income	5,235	5,147	15,708	15,430

INTEREST EXPENSE
Deposits	423	559	1,346	1,789
Short-term borrowings	18	22	50	71
Other borrowings	117	140	351	434

Total interest expense	558	721	1,747	2,294

NET INTEREST INCOME	4,677	4,426	13,961	13,136

PROVISION FOR LOAN LOSSES	210	206	630	617

Net interest income, after provision for loan losses	4,467	4,220	13,331	12,519

NONINTEREST INCOME
Service charges on deposit accounts	353	345	1,001	971
Trust services	201	175	641	503
Debit card interchange fees	198	195	566	590
Gain on sale of loans, net	67	169	283	362
Securities gain, net	149	—	159	—
Other	222	189	644	629

Total noninterest income	1,190	1,073	3,294	3,055

NONINTEREST EXPENSES
Salaries and employee benefits	2,028	1,985	6,119	5,909
Occupancy expense	245	280	758	767
Equipment expense	182	154	525	448
Professional and director fees	174	172	465	621
Franchise tax expense	147	138	440	415
FDIC insurance expense	90	83	262	238
Software expense	133	94	365	275
Marketing and public relations	89	83	274	235
Debit card expense	62	82	175	230
Amortization of intangible assets	34	37	101	103
Net cost of operation of other real estate	—	—	9	8
Other	450	420	1,363	1,383

Total noninterest expenses	3,634	3,528	10,856	10,632

Income before income taxes	2,023	1,765	5,769	4,942
FEDERAL INCOME TAX PROVISION	616	534	1,753	1,515

NET INCOME	$1,407	$1,231	$4,016	$3,427

Basic and diluted net earnings per share	$0.52	$0.45	$1.47	$1.25

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012

Net income	$1,407	$1,231	$4,016	$3,427

Other comprehensive (loss) income
Unrealized (losses) gains arising during the period	1,644	282	(2,428)	1,093
Unrealized (losses) on held to maturity transfer	(1,733)	—	(1,733)	—
Reclassification adjustment for gains included in income	(149)	—	(159)	—

Net unrealized (losses) gains	(238)	282	(4,320)	1,093
Income tax effect	81	(96)	1,469	(372)

Other comprehensive (loss) income	(157)	186	(2,851)	721

Total comprehensive income	$1,250	$1,417	$1,165	$4,148

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Balance at beginning of period	$51,391	$51,176	$52,453	$49,429
Net income	1,407	1,231	4,016	3,427
Other comprehensive (loss) income	(157)	186	(2,851)	721
Stock options exercised, 574 shares	—	—	8	—
Cash dividends declared	(492)	(492)	(1,477)	(1,476)

Balance at end of period	$52,149	$52,101	$52,149	$52,101

Cash dividends declared per share	$0.18	$0.18	$0.54	$0.54

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
NET CASH FROM OPERATING ACTIVITIES	$4,912	$4,388

CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments held-to-maturity	572	—
Proceeds from maturities and repayments available-for-sale	27,560	54,051
Purchases available-for-sale	(46,941)	(65,222)
Proceeds from sale of securities available-for-sale	4,309	—
Loan originations, net of repayments	(12,946)	(28,702)
Proceeds from sale of other real estate	18	26
Property, equipment, and software acquisitions	(1,127)	(503)
Purchase of bank-owned life insurance	(1,000)	(5,000)

Net cash used in investing activities	(29,555)	(45,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	5,470	10,849
Net change in short-term borrowings	2,052	5,938
Repayments of other borrowings	(161)	(2,423)
Cash dividends	(985)	(985)
Proceeds from stock options exercised	8	—

Net cash provided by financing activities	6,384	13,379

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,259)	(27,583)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	66,878	82,258

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,619	$54,675

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,814	$2,426
Income taxes	1,585	1,170
Noncash investing activities:
Transfer of securities from available-for-sale to held-to-maturity	38,930	—
Transfer of loans to other real estate owned	—	56
Noncash financing activities:
Dividends declared	492	492

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2013, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2012, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year or any future interim period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This Update requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements will take effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this ASU on January 1, 2013. The effect of adopting this ASU increased our disclosure surrounding reclassification items out of accumulated other comprehensive income.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This ASU did not have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.

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

NOTE 2 – SECURITIES

Securities consist of the following at September 30, 2013 and December 31, 2012:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2013
Available-for-sale securities
U.S. Treasury securities	$1,005	$—	$9	$996
U.S. government agencies	23,998	10	590	23,418
Mortgage-backed securities	51,563	696	175	52,084
Asset-backed securities	2,764	22	—	2,786
States and political subdivisions	18,280	378	136	18,522
Corporate bonds	4,500	29	3	4,526
Equity securities	106	16	1	121

Total available-for-sale securities	102,216	1,151	914	102,453

Held-to-maturity securities
U.S. government agencies	15,169	—	583	14,586
Mortgage-backed securities	21,639	—	535	21,104

Total held-to-maturity securities	36,808	—	1,118	35,690

Restricted stock	5,463	—	—	5,463

Total securities	$144,487	$1,151	$2,032	$143,606

December 31, 2012
Available-for-sale securities
U.S. Treasury securities	$100	$—	$—	$100
U.S. government agencies	35,996	27	43	35,980
Mortgage-backed securities	66,933	2,107	1	69,039
Asset-backed securities	2,862	—	39	2,823
States and political subdivisions	16,194	701	12	16,883
Corporate bonds	4,313	112	28	4,397
Equity securities	69	9	9	69

Total available-for-sale securities	126,467	2,956	132	129,291
Restricted stock	5,463	—	—	5,463

Total securities	$131,930	$2,956	$132	$134,754

As of July 31, 2013, approximately $39 million par value U.S. government agency and U.S. agency mortgage-backed securities were transferred from Available for sale to Held to maturity. These bonds carried gross unrealized losses of $1.9 million at the transfer date. The bonds were transferred to provide stability to the other comprehensive income component in shareholders’ equity should interest rates continue to rise and to accurately reflect the strategic purpose of these investments.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at September 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale:
Due in one year or less	$279	$280
Due after one through five years	16,589	16,812
Due after five through ten years	26,318	25,955
Due after ten years	58,924	59,285

Total debt securities available-for-sale	$102,110	$102,332

Held-to-maturity:
Due in one year or less	$—	$—
Due after one through five years	—	—
Due after five through ten years	3,710	3,655
Due after ten years	33,098	32,035

Total debt securities held-to-maturity	$36,808	$35,690

Securities with a carrying value of approximately $89.5 million and $79.2 million were pledged at September 30, 2013 and December 31, 2012, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in FHLB and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $5.0 million at September 30, 2013 and December 31, 2012. Federal Reserve Bank stock was $471 thousand at September 30, 2013 and December 31, 2012.

The following table shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of the sales.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Proceeds	$3,809	$—	$4,309	$—

Realized gains	$149	$—	$159	$—
Realized losses	—	—	—	—

Net securities gains	$149	$—	$159	$—

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2013
Available-for-sale
U.S. Treasury securities	$9	$996	$—	$—	$9	$996
U.S. Government agencies	590	19,408	—	—	590	19,408
Mortgage-backed securities	175	22,096	—	—	175	22,096
State and political subdivisions	134	3,599	2	301	136	3,900
Corporate bonds	2	573	1	499	3	1,072
Equity securities	—	—	1	1	1	1
Held-to-maturity
U.S. Government agencies	583	14,586	—	—	583	14,586
Mortgage-backed securities	535	21,103	—	—	535	21,103

Total temporarily impaired securities	$2,028	$82,361	$4	$801	$2,032	$83,162

December 31, 2012
Available-for-sale
U.S. Government agencies	$43	$15,957	$—	$—	$43	$15,957
Mortgage-backed securities	1	344	—	—	1	344
Asset-backed securities	39	1,833	—	—	39	1,833
State and political subdivisions	12	1,737	—	—	12	1,737
Corporate bonds	4	366	24	975	28	1,341
Equity securities	—	—	9	45	9	45

Total temporarily impaired securities	$99	$20,237	$33	$1,020	$132	$21,257

There were sixty-eight (68) securities in an unrealized loss position at September 30, 2013, three (3) of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at September 30, 2013.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Commercial	$116,190	$104,899
Commercial real estate	126,423	119,192
Residential real estate	112,819	110,412
Construction & land development	14,904	23,358
Consumer	6,838	6,480

Total loans before deferred costs	377,174	364,341
Deferred loan costs	260	239

Total Loans	$377,434	$364,580

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2013 and December 31, 2012, approximately 80% and 81%, respectively of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Loans serviced for others approximated $59.0 million and $60.2 million at September 30, 2013 and December 31, 2012, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four (4) counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2013 and December 31, 2012, there were no concentrations of loans related to any single industry.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The increase in the provision for possible loan losses related to commercial loans was affected by a qualitative adjustment for loans rated special mention, as well as changes in volume and credit quality of loans in this category. The provision for possible loan losses related to residential real estate increased during third quarter 2013 as a result of a increase in non performing loans within this category.

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended September 30, 2013
Beginning balance, June 30, 2013	$1,316	$1,815	$1,174	$162	$144	$334	$4,945
Provision for possible loan losses	27	(5)	95	18	(48)	123	210
Charge-offs	(54)	—	(28)	—	(9)		(91)
Recoveries	5	—	3	—	5		13

Net charge-offs	(49)	—	(25)	—	(4)		(78)

Ending balance	$1,294	$1,810	$1,244	$180	$92	$457	$5,077

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Nine months ended September 30, 2013
Beginning balance, December 31, 2012	$933	$1,902	$1,096	$253	$76	$320	$4,580
Provision for possible loan losses	455	(41)	162	(73)	(10)	137	630
Charge-offs	(112)	(51)	(28)	—	(11)		(202)
Recoveries	18	—	14	—	37		69

Net charge-offs	(94)	(51)	(14)	—	26		(133)

Ending balance	$1,294	$1,810	$1,244	$180	$92	$457	$5,077

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended September 30, 2012
Beginning balance, June 30, 2012	$896	$1,927	$1,051	$217	$64	$316	$4,471
Provision for possible loan losses	94	108	(45)	85	46	(82)	206
Charge-offs	—	—	—	—	(39)		(39)
Recoveries	2	—	10	—	11		23

Net charge-offs	2	—	10	—	(28)		(16)

Ending balance	$992	$2,035	$1,016	$302	$82	$234	$4,661

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Nine months ended September 30, 2012
Beginning balance, December 31, 2011	$1,024	$1,673	$894	$180	$78	$233	$4,082
Provision for possible loan losses	(33)	376	127	122	24	1	617
Charge-offs	(15)	(14)	(104)	—	(70)	—	(203)
Recoveries	16	—	99	—	50	—	165

Net charge-offs	1	(14)	(5)	—	(20)	—	(38)

Ending balance	$992	$2,035	$1,016	$302	$82	$234	$4,661

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and based on the impairment method as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
September 30, 2013
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$185	$442	$292	$—	$—	$—	$919
Collectively evaluated for impairment	1,109	1,368	952	180	92	457	4,158

Total ending allowance balance	$1,294	$1,810	$1,244	$180	$92	$457	$5,077

Loans:
Loans individually evaluated for impairment	$3,898	$3,460	$1,832	$—	$—		$9,190
Loans collectively evaluated for impairment	112,292	122,963	110,987	14,904	6,838		367,984

Total ending loans balance	$116,190	$126,423	$112,819	$14,904	$6,838		$377,174

December 31, 2012
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$85	$522	$172	$—	$—	$—	$779
Collectively evaluated for impairment	848	1,380	924	253	76	320	3,801

Total ending allowance balance	$933	$1,902	$1,096	$253	$76	$320	$4,580

Loans:
Loans individually evaluated for impairment	$4,315	$4,573	$1,137	$166	$—		$10,191
Loans collectively evaluated for impairment	100,584	114,619	109,275	23,192	6,480		354,150

Total ending loans balance	$104,899	$119,192	$110,412	$23,358	$6,480		$364,341

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2013
Commercial	$3,913	$7	$3,902	$3,909	$185	$3,917	$126
Commercial real estate	3,767	306	3,155	3,461	442	3,730	125
Residential real estate	1,942	583	1,237	1,820	292	1,270	29
Construction & land development	—	—	—	—	—	28	2

Total impaired loans	$9,622	$896	$8,294	$9,190	$919	$8,945	$282

December 31, 2012
Commercial	$4,315	$—	$4,329	$4,329	$85	$4,123	$167
Commercial real estate	4,906	1,723	2,849	4,572	522	4,396	152
Residential real estate	1,223	86	1,057	1,143	172	770	18
Construction & land development	173	166	—	166	—	167	—

Total impaired loans	$10,617	$1,975	$8,235	$10,210	$779	$9,456	$337

The following table presents the aging of past due loans and nonaccrual loans as of September 30, 2013 and December 31, 2012 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2013
Commercial	$115,714	$405	$—	$—	$71	$476	$116,190
Commercial real estate	124,753	271	216	—	1,183	1,670	126,423
Residential real estate	110,681	767	257	36	1,078	2,138	112,819
Construction & land development	13,954	950	—	—	—	950	14,904
Consumer	6,616	137	85	—	—	222	6,838

Total Loans	$371,718	$2,530	$558	$36	$2,332	$5,456	$377,174

December 31, 2012
Commercial	$104,348	$60	$8	$—	$483	$551	$104,899
Commercial real estate	117,372	41	34	—	1,745	1,820	119,192
Residential real estate	108,574	472	430	131	805	1,838	110,412
Construction & land development	23,180	—	5	—	173	178	23,358
Consumer	6,325	132	23	—	—	155	6,480

Total Loans	$359,799	$705	$500	$131	$3,206	$4,542	$364,341

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed. Loans whose terms have been modified as TDR’s totaled $8.2 million as of September 30, 2013, and $8.7 million as of December 31, 2012, with $823 thousand and $718 thousand of specific reserves allocated to those loans, respectively. At September 30, 2013, $7.5 million of the loans classified as TDR’s were performing in accordance with their modified terms. Of the remaining $736 thousand, all were in nonaccrual of interest status.

None of the loans that were restructured in 2011 or 2012 have subsequently defaulted in the three or nine month periods ended September 30, 2013 and 2012. Loan modifications that are considered TDR’s completed during the three and nine month periods ended September 30, 2013 and 2012 were as follows:

	For the Three Months Ended September 30, 2013
(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	1	$7	$7
Residential Real Estate	2	188	188

Total Restructured Loans	3	$195	$195

	For the Nine Months Ended September 30, 2013
(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	3	$83	$83
Residential Real Estate	2	188	188

Total Restructured Loans	5	$271	$271

	For the Three Months Ended September 30, 2012
(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial Real Estate	1	$140	$140
Residential Real Estate	5	333	333

Total Restructured Loans	6	$473	$473

	For the Nine Months Ended September 30, 2012
(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial Real Estate	1	$140	$140
Residential Real Estate	7	488	488

Total Restructured Loans	8	$628	$628

The loans restructured during the three and nine months ended September 30, 2013 and 2012 were modified by changing the monthly payment to interest only. No principal reductions were made.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Loans that do not meet the criteria for special mention, substandard or doubtful classification, when analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
September 30, 2013
Commercial	$100,746	$9,850	$5,170	$—	$424	$116,190
Commercial real estate	111,168	7,553	5,879	—	1,823	126,423
Residential real estate	243	—	48	—	112,528	112,819
Construction & land development	11,598	—	2,040	—	1,266	14,904
Consumer	—	—	—	—	6,838	6,838

Total	$223,755	$17,403	$13,137	$—	$122,879	$377,174

December 31, 2012
Commercial	$92,123	$5,854	$6,637	$—	$285	$104,899
Commercial real estate	102,602	5,671	8,459	—	2,460	119,192
Residential real estate	200	—	53	—	110,159	110,412
Construction & land development	18,063	2,750	1,244	—	1,301	23,358
Consumer	—	—	—	—	6,480	6,480

Total	$212,988	$14,275	$16,393	$—	$120,685	$364,341

Loans listed as not rated are either less than $275 thousand or are included in groups of homogeneous loans. The following table presents loans that are not rated by class of loans as of September 30, 2013 and December 31, 2012. Non-performing loans include loans past due 90 days and greater and loans on nonaccrual of interest.

(Dollars in thousands)	Performing	Non-Performing	Total
September 30, 2013
Commercial	$424	$—	$424
Commercial real estate	1,823	—	1,823
Residential real estate	111,462	1,066	112,528
Construction & land development	1,266	—	1,266
Consumer	6,838	—	6,838

Total	$121,813	$1,066	$122,879

December 31, 2012
Commercial	$285	$—	$285
Commercial real estate	2,460	—	2,460
Residential real estate	109,276	883	110,159
Construction & land development	1,294	7	1,301
Consumer	6,480	—	6,480

Total	$119,795	$890	$120,685

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

Level I:	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.
Level II:	Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by corroborated or other means. If the asset or liability has a specified (contractual) term, the Level II input must be observable for substantially the full term of the asset or liability.
Level III:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2013 and December 31, 2012, by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2013
ASSETS:
Securities available-for-sale:
U.S. Treasury securities	$996	$—	$—	$996
U.S. Government agencies	—	23,418	—	23,418
Mortgage-backed securities	—	52,084	—	52,084
Asset-backed securities	—	2,786	—	2,786
States and political subdivisions	—	18,522	—	18,522
Corporate bonds	—	4,526	—	4,526
Equity securities	121	—	—	121

Total securities available-for-sale	1,117	101,336	—	102,453
Loans held for sale	70	—	—	70

Total Assets	$1,187	$101,336	$—	$102,523

December 31, 2012
ASSETS:
Securities available-for-sale:
U.S. Treasury securities	$100	$—	$—	$100
U.S. Government agencies	—	35,980	—	35,980
Mortgage-backed securities	—	69,039	—	69,039
Asset-backed securities	—	2,823	—	2,823
States and political subdivisions	—	16,883	—	16,883
Corporate bonds	—	4,397	—	4,397
Equity securities	69	—	—	69

Total securities available-for-sale	169	129,122	—	129,291

Total Assets	$169	$129,122	$—	$129,291

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of September 30, 2013 and December 31, 2012, by level within the fair value hierarchy. Impaired loans and other real estate are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2013
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$8,271	$8,271
Mortgage servicing rights	—	—	228	228

December 31, 2012
Impaired loans	$—	$—	$9,412	$9,412
Other real estate owned	—	—	25	25
Mortgage servicing rights	—	—	214	214

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
(Dollars in thousands)
September 30, 2013
Impaired loans	$7,080	Discounted cash flow	Remaining term Discount rate	6 mos to 29 yrs 4.63% to 12%
	1,191	Appraisal of collateral (1), (3)	Appraisal adjustments (2) Liquidation expense (2)	-20% to -25% -10%
Mortgage servicing rights	228	Discounted cash flow	Remaining term Discount rate	15 mos to 30 yrs 1.5%

December 31, 2012
Impaired loans	$7,260	Discounted cash flow	Remaining term Discount rate	4 mos to 29 yrs 7.5% to 12%
	2,152	Appraisal of collateral (1), (3)	Appraisal adjustments (2) Liquidation expense (2)	-20% to -35% -10%
Other real estate owned	25	Appraisal of collateral (1), (3)	Management discount for property type (3)	0% to -67%
Mortgage servicing rights	214	Discounted cash flow	Remaining term Discount rate	24 mos to 30 yrs 1.5%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of September 30, 2013 and December 31, 2012 are as follows:

	Carrying				Total Fair
(Dollars in thousands)	Value	Level 1	Level II	Level III	Value
September 30, 2013
Financial assets:
Cash and cash equivalents	$48,619	$48,619	$—	$—	$48,619
Securities, available for sale	102,453	1,117	101,336	—	102,453
Securities, held to maturity	36,808	—	35,690	—	35,690
Loans held for sale	70	70	—	—	70
Net loans	372,357	—	—	376,006	376,006
Bank-owned life insurance	9,486	9,486	—	—	9,486
Restricted stock	5,463	—	5,463	—	5,463
Accrued interest receivable	1,509	1,509	—	—	1,509
Financial liabilities:
Deposits	$480,861	$334,445	$—	$147,352	$481,797
Short-term borrowings	46,044	46,044	—	—	46,044
Other borrowings	12,511	—	—	13,163	13,163
Accrued interest payable	122	122	—	—	122

	Carrying				Total Fair
(Dollars in thousands)	Value	Level 1	Level II	Level III	Value
December 31, 2012
Financial assets:
Cash and cash equivalents	$66,878	$66,878	$—	$—	$66,878
Securities, available for sale	129,291	169	129,122	—	129,291
Net loans	360,000	—	—	367,028	367,028
Bank-owned life insurance	8,298	8,298	—	—	8,298
Restricted stock	5,463	—	5,463	—	5,463
Accrued interest receivable	1,317	1,317	—	—	1,317
Financial liabilities:
Deposits	$475,443	$317,369	$—	$159,573	$476,942
Short-term borrowings	43,992	43,992	—	—	43,992
Other borrowings	12,672	—	—	13,772	13,772
Accrued interest payable	135	135	—	—	135

For purposes of the above disclosures of estimated fair value, the following assumptions are used:

Cash and cash equivalents; Loans held for sale; Accrued interest receivable; Short-term borrowings, and Accrued interest payable

The fair value of the above instruments is considered to be carrying value. Classified as Level I in the fair value hierarchy.

Securities

The fair value of securities available-for-sale and securities held-to-maturity which are measured on a recurring basis are determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on securities’ relationship to other similar securities. Classified as Level I or Level II in the fair value hierarchy.

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

The Company also has unrecognized financial instruments at September 30, 2013 and December 31, 2012. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $113.6 million at September 30, 2013 and $107.4 million at December 31, 2012. Such amounts are also considered to be the estimated fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income by component net of tax for the three and nine months ended September 30, 2013:

(Dollars in thousands)	Pretax	Tax (Expense) Benefit	After-tax	Affected Line Item in the Consolidated Statements of Income
Balance as of June 30, 2013	$(1,258)	$428	$(830)
Unrealized holding gain on available-for-sale securities arising during the period	1,346	(457)	889
Amount reclassified for net gains included in net income	149	(51)	98	(a) (b)
Unrealized loss on securities transferred from Available-for-Sale to Held-to-Maturity	(1,915)	651	(1,264)
Amortization of Held-to-maturity discount resulting from transfer	182	(62)	120

Total other comprehensive loss	(238)	81	(157)

Balance as of September 30, 2013	$(1,496)	$509	$(987)

Balance as of December 31, 2012	$2,824	$(960)	$1,864
Unrealized holding loss on available-for-sale securities arising during the period	(2,746)	934	(1,812)
Amount reclassified for net gains included in net income	159	(54)	105	(a) (b)
Unrealized loss on securities transferred from Available-for-Sale to Held-to-Maturity	(1,915)	651	(1,264)
Amortization of Held-to-maturity discount resulting from transfer	182	(62)	120

Total other comprehensive loss	(4,320)	1,469	(2,851)

Balance as of September 30, 2013	$(1,496)	$509	$(987)

(a)	Securities gain, net
(b)	Federal income tax provision

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at September 30, 2013 as compared to December 31, 2012, and the consolidated results of operations for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $593.9 million at September 30, 2013, compared to $586.9 million at December 31, 2012, representing an increase of $7 million, or 1%. This growth was funded by a deposit increase of $5.4 million, or 1%, during the nine month period ended September 30, 2013 to $481 million. Cash and cash equivalents decreased $18 million, or 27%, during the nine months ending September 30, 2013, as a result of funding a $13 million increase in loans and a $10 million increase in securities.

During the third quarter 2013, the Company reclassified $39 million of U.S. Agency and U.S. Agency collateralized mortgage backed obligations from Available for Sale to Held to Maturity. The Company considers the Held to Maturity classification to be more appropriate in a rising interest rate environment as other comprehensive income is no longer negatively impacted by the decline in value on specific bonds as the Company has the ability and the intent to hold the longer-term Agency debt securities and the mortgage-backed securities to maturity. On the date of transfer, the $1.9 million gross unrealized loss became a discount to the carrying value of the bonds while the net of tax unrealized loss remained in shareholders’ equity in other comprehensive income. The effect on interest income of the accretion of the discount on the bonds is basically offset by the amortization of the other comprehensive loss over the life of the bonds.

Net loans increased $12 million, or 3%, during the nine months ended September 30, 2013. Commercial loans including commercial real estate loans increased $19 million, or 8%, while construction and land development loans decreased $8 million, or 36%, with several construction projects transferring to

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

permanent financing during the nine month period. Home equity lines increased $1 million, or 3%, real estate mortgage loans increased $1 million, or 2%, and consumer loans increased slightly over December 31, 2012. Consumers continued to refinance their mortgage loans for lower long-term rates. During 2012 and the first nine months of 2013 the Bank originated and retained some fifteen-year fixed-rate mortgage loans for its portfolio. Residential mortgage originations for the nine months ended September 30, 2013 were $20 million as compared to $26 million for the prior year nine month period. The Bank originates and sells fixed rate thirty year mortgages into the secondary market.

The allowance for loan losses as a percentage of total loans was 1.35% at September 30, 2013, an increase from 1.26% at December 31, 2012. Outstanding loan balances increased 4% to $377 million at September 30, 2013. A provision of $630 thousand, partially offset by net charge-offs of $133 thousand, increased the allowance for loan losses for the nine months ended September 30, 2013.

	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012
Non-performing loans	$2,368	$3,337	$3,662
Other real estate	—	25	51
Allowance for loan losses	5,077	4,580	4,661
Total loans	377,434	364,580	352,748
Allowance: loans	1.35%	1.26%	1.32%
Allowance: non-performing loans	2.1 x	1.4 x	1.3 x

The ratio of gross loans to deposits was 78% at September 30, 2013, compared to 77% at December 31, 2012. The increase in this ratio is the result of loan volume increases outpacing increases in deposits during the nine months ended September 30, 2013.

The Company had a net unrealized gain of $237 thousand within its available for sale portfolio, partially offset by a net unrealized loss of $1.1 million within its held to maturity portfolio at September 30, 2013, compared to net unrealized gains of $2.8 million at December 31, 2012. The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $2 million within the available for sale and held to maturity portfolios as of September 30, 2013, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments detailed above on September 30, 2013, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits increased $5 million, or 1%, from December 31, 2012 with non-interest bearing deposits increasing $13.8 million and interest-bearing deposit accounts decreasing $8.4 million. Total deposits as of September 30, 2013 are $27 million above September 30, 2012 deposit balances. On a year over year comparison, increases were recognized in non-interest bearing demand deposits, interest bearing demand deposits and statement and passbook savings accounts for the period ended September 30, 2013.

Short-term borrowings consisting of overnight repurchase agreements with retail customers increased $2 million from December 31, 2012 and other borrowings decreased $161 thousand as the Company used cash from interest-earning deposits in other banks to repay required maturities and monthly payments on advances from the FHLB.

Total shareholders’ equity amounted to $52.0 million, or 8.8% of total assets, at September 30, 2013, compared to $52.5 million, or 8.9% of total assets, at December 31, 2012. The decrease in shareholders’ equity during the nine months ending September 30, 2013 was due to other comprehensive income decreasing $3 million and dividends declared of $1.5 million, which were partially offset by net income of $4 million. The Company and the Bank met all regulatory capital requirements at September 30, 2013.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 30, 2013 and 2012

For the quarter ended September 30, 2013, the Company recorded net income of $1.4 million or $0.52 per share, as compared to net income of $1.2 million, or $0.45 per share for the quarter ended September 30, 2012. The $176 thousand increase in net income for the quarter was a result of net interest income increasing $251 thousand and noninterest income increasing $117 thousand. These gains were partially offset by an increase in noninterest expense of $106 thousand and an increase in the federal income tax provision of $82 thousand. Return on average assets and return on average equity were 0.96% and 10.79%, respectively, for the three month period of 2013, compared to 0.86% and 9.41%, respectively for the same quarter in 2012.

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended September 30,
	2013		2012
	Average	Average	Average	Average
(Dollars in thousands)	balance	rate	balance	rate
ASSETS
Interest-earning deposits in other banks	$32,481	0.28%	$49,930	0.25%
Federal funds sold	297	0.20	241	0.17
Taxable securities	122,035	2.17	123,565	2.05
Tax-exempt securities	16,515	4.73	14,675	4.93
Loans	374,579	4.69	347,682	5.00

Total earning assets	545,907	3.86%	536,093	3.87%
Other assets	36,293		33,049

TOTAL ASSETS	$582,200		$569,142

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$70,384	0.06%	$63,263	0.07%
Savings deposits	142,069	0.09	138,415	0.16
Time deposits	148,301	1.01	161,998	1.21
Other borrowed funds	59,044	0.91	59,198	1.08

Total interest bearing liabilities	419,798	0.53%	422,874	0.68%
Non-interest bearing demand deposits	108,599		91,815
Other liabilities	2,058		2,390
Shareholders’ Equity	51,745		52,063

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$582,200		$569,142

Taxable equivalent net interest spread		3.33%		3.19%
Taxable equivalent net interest margin		3.46%		3.34%

Interest income for the quarter ended September 30, 2013, was $5.2 million representing an $88 thousand increase, or a 1.7% improvement, compared to the same period in 2012. This increase was primarily due to average loan volume increasing $27 million for the quarter ended September 30, 2013 as compared to the third quarter 2012. Interest expense for the quarter ended September 30, 2013 was $558 thousand, a decrease of $163 thousand, or 23%, from the same period in 2012. The decrease in interest expense occurred primarily due to a decrease of 0.14% in interest rates paid on interest-bearing deposits which decreased from 0.6% in 2012 to 0.5% in 2013 and a rate decrease of .17% on all other borrowings which declined from 1.1% in 2012 to 0.9% for the quarter ended September 30, 2013.

The provision for loan losses for the quarter ended September 30, 2013 was $210 thousand, compared to a $206 thousand provision for the same quarter in 2012. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest income for the quarter ended September 30, 2013, was $1.2 million, an increase of $117 thousand, or 11%, compared to the same quarter in 2012. Service charges on deposit accounts increased $8 thousand, or 2%, compared to the same quarter in 2012. Debit card interchange income increased $3 thousand, or 2%, with greater customer usage. Fees from trust and brokerage services increased $26 thousand to $201 thousand for the third quarter 2013 as compared to the same quarter in 2012. The gain on the sale of mortgage loans to the secondary market decreased to $67 thousand for the quarter ending September 30, 2013, from $169 thousand in the quarter ended September 30, 2012. Mortgage originations decreased during the quarter as secondary market mortgage refinancings have declined with higher mortgage interest rates.

Noninterest expenses for the quarter ended September 30, 2013 increased $106 thousand, or 3%, compared to the third quarter of 2012. Salaries and employee benefits increased $43 thousand, or 2%. Occupancy and equipment expenses decreased $7 thousand in 2013 over the third quarter of 2012. Other expenses increased $30 thousand, or 7%, compared to the third quarter 2012.

Federal income tax expense increased $82 thousand, or 15%, for the quarter ended September 30, 2013 as compared to the third quarter of 2012. The provision for income taxes was $616 thousand (effective rate of 30%) for the quarter ended September 30, 2013, compared to $534 thousand (effective rate of 30%) for the quarter ended September 30, 2012. The increase in the expense resulted from improved income.

RESULTS OF OPERATIONS

Nine months ended September 30, 2013 and 2012

Net income for the nine months ended September 30, 2013, was $4.0 million or $1.47 per share, as compared to $3.4 million or $1.25 per share during the same period in 2012. Return on average assets and return on average equity were 0.93% and 10.18%, respectively, for the nine month period of 2013, compared to 0.82% and 8.95%, respectively for 2012.

Comparative net income increased as net interest income improved to $14 million for the nine months ended September 30, 2013, an increase of $825 thousand or 6% from the same period last year. Total noninterest income rose $239 thousand or 8% to $3.3 million. The provision for loan losses increased $13 thousand or 2% during the same comparative period. These improvements were partially offset by higher noninterest expenses for the nine month period ending in 2013 as compared to 2012.

Interest income on loans increased $540 thousand, or 4%, for the nine months ended September 30, 2013, as compared to the same period in 2012. This increase was primarily due to an average volume increase of $36 million for the comparable nine month periods. Interest income on securities decreased $217 thousand, or 9%, as the average volume of securities increased $4 million for the comparable nine month periods. Interest income on fed funds sold and interest bearing deposits decreased $45 thousand for the nine months ended September 30, 2013 as the average fed funds sold and due from banks interest bearing balances decreased $27 million, compared to the same period in 2012.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet and Net Interest Margin Analysis

	For the nine months ended September 30,
	2013		2012
	Average	Average	Average	Average
(Dollars in thousands)	balance	rate	balance	rate
ASSETS
Due from banks-interest bearing	$31,327	0.28%	$57,898	0.26%
Federal funds sold	207	0.19	150	0.09
Taxable securities	119,692	2.05	118,200	2.34
Tax-exempt securities	16,461	4.74	14,078	5.22
Loans	374,369	4.80	338,272	5.10

Total earning assets	542,056	3.93%	528,598	3.95%
Other assets	34,517		32,712

TOTAL ASSETS	$576,573		$561,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$70,604	0.06%	$62,054	0.08%
Savings deposits	140,149	0.10	133,585	0.18
Time deposits	152,365	1.06	165,725	1.27
Other borrowed funds	57,082	0.94	58,122	1.16

Total interest bearing liabilities	420,200	0.56%	419,486	0.73%
Non-interest bearing demand deposits	101,554		88,693
Other liabilities	2,055		2,007
Shareholders’ Equity	52,764		51,124

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$576,573		$561,310

Taxable equivalent net interest spread		3.37%		3.22%
Taxable equivalent net interest margin		3.50%		3.37%

Interest expense decreased $547 thousand to $1.7 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Interest expense on deposits decreased $443 thousand, or 25%, from the same period as last year, while interest expense on short-term and other borrowings decreased $104 thousand or 21%. The decrease in interest expense has been caused by lower interest rates being paid across the board on interest-bearing deposit accounts and borrowings. Additionally, during the comparable nine month periods, the Company grew non-interest bearing deposits in 2013. Time deposits continue to renew at lower interest rates, and some depositors have moved monies to savings instruments anticipating higher rates than time deposits. Competition for deposits appears to be decreasing from a year ago with larger money center banks reducing the premium paid for term deposits. The net interest margin increased by 13 basis points for the nine month period ended September 30, 2013, to 3.50%, from 3.37% for the same period in 2012. This margin increase is primarily the result of decreased interest expense and the change in the asset mix from overnight funds to loans.

The provision for loan losses was $630 thousand during the nine months of 2013, compared to $617 thousand in the same nine month period of 2012. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.

Non-interest income increased $239 thousand, or 8%, during the nine months ended September 30, 2013, as compared to the same period in 2012. Debit card interchange income decreased $24 thousand or 4% as a result of decreased servicer revenue during the first nine months of 2013. Service charges on deposits increased $30 thousand from the same period in 2012 reflecting the increase in fees based on transaction activity.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Decreases were recognized in gains on mortgage loans sold in the secondary market on a year over year basis as refinancing activity decreased with rising mortgage rates.

Non-interest expenses increased $224 thousand, or 2%, for the nine months ended September 30, 2013, compared to the same period in 2012. The Bank’s FDIC deposit premium increased $24 thousand to $262 thousand for the nine months ended 2012 reflecting an increase in assets for the nine months ended September 30, 2013 as compared to 2012. Salaries and employee benefits increased $210 thousand, or 4%, primarily the result of salary increases. Professional fees decreased $156 thousand, or 25%, as certain employment search fees for Chief Operating Officer and commercial lending positions, as well as fees spent to review the Company’s computer operating system in 2012 did not recur in 2013. Occupancy and equipment expense increased $68 thousand, or 6%, reflecting the increase in depreciation and maintenance as compared to 2012.

The provision for income taxes was $1.8 million (effective rate of 30%) for the nine months ended September 30, 2013, compared to $1.5 million (effective rate of 31%) for the nine months ended September 30, 2012.

CAPITAL RESOURCES

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. As of September 30, 2013 the Company and the Bank met all capital adequacy requirements to which they were subject.

LIQUIDITY

(Dollars in millions)	September 30, 2013	December 31, 2012	Change
Cash and cash equivalents	$49	$67	$(18)
Unused lines of credit	44	41	3
Unpledged securities at fair market value	37	59	(22)

	$130	$167	$(37)

Net deposits and short-term liabilities	$462	$444	$18

Liquidity ratio	28.2%	37.6%
Minimum board approved liquidity ratio	20.0%	20.0%

Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. Liquidity is monitored by the Company’s Asset Liability Committee. Other sources of liquidity include, but are not limited to, purchases of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.

The liquidity ratio declined to 28.2% at September 30, 2013, from 37.6% at December 31, 2012 as a result of the third quarter transfer of bonds from available for sale to held to maturity. Approximately one-third of the bonds in the transfer were not pledged. These unpledged held to maturity bonds will become the first bonds pledged for future requirements and ultimately improve the current liquidity ratio.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2013, from the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. Although the limits set by the board under a static balance sheet assumption were minimally exceeded on December 31, 2012 due to the volume of liquidity held by the Bank, all positions are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 through 400 basis point changes, in 100 basis point changes, in market interest rates at September 30, 2013 and December 31, 2012. The net interest income reflected is for the first twelve months of the modeled twenty-four month period.

(Dollars in thousands)
September 30, 2013
Change in interest rates (basis points)	Net interest income	Dollar change	Percentage change	Board Policy Limits
+ 400	$20,871	$2,125	11.3%	+/–25
+ 300	20,382	1,636	8.7	+/–15
+ 200	19,804	1,058	5.6	+/–10
+ 100	19,128	382	2.0	+/–5
0	18,746	—	—
– 100	18,382	(364)	(2.0)	+/–5
– 200	N/A	N/A	N/A

December 31, 2012
Change in interest rates (basis points)	Net interest income	Dollar change	Percentage change	Board Policy Limits
+ 400	$19,420	$1,762	10.0%	+/–25
+ 300	18,982	1,324	7.5	+/–15
+ 200	18,507	849	4.8	+/–10
+ 100	18,053	395	2.2	+/–5
0	17,658	—	—
– 100	17,483	(175)	(1.0)	+/–5
– 200	N/A	N/A	N/A

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

Quarter ended September 30, 2013

PART II – OTHER INFORMATION

ITEM 1 –	LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A –	RISK FACTORS.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2 –	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. No repurchase were made during the quarterly period ended September 30, 2013.

ITEM 3 –	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 –	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 –	OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended September 30, 2013

PART II – OTHER INFORMATION

ITEM 6 –	Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: November 13, 2013	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: November 13, 2013	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer

CSB BANCORP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.