Form 10-K
period 2013-12-31
CSB BANCORP INC /OH
filed 2014-03-25
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

At June 30, 2013, the aggregate market value of the voting common equity held by non-affiliates of the registrant, based on a share price of $19.25 per common share (such price being the last trade price on such date) was $48.1 million.

At March 25, 2014, there were outstanding 2,736,634 of the registrant’s common shares, $6.25 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CSB Bancorp Inc.’s 2013 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Form 10-K.

Portions of CSB Bancorp Inc.’s Proxy Statement dated March 25, 2014 are incorporated by reference in Part III of this Form 10-K.

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

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate”, “estimates”, “may”, “feels”, “expects”, “believes”, “plans”, “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of the Company and of its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the SEC, including without limitation the risk factors disclosed in Item 1A of this Annual Report on Form 10-K.

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

The Bank provides residential real estate, commercial real estate, commercial and consumer loans to customers located primarily in Holmes, Tuscarawas, Wayne, Stark and portions of surrounding counties in Ohio. The Bank’s market area has historically exhibited relatively stable economic conditions; however, a pronounced slowdown in economic activity occurred during the latter half of 2008 and the subsequent recovery continues at a slow pace. Unemployment levels in Holmes County have generally been among the lowest in the State of Ohio, while the balance of the Bank’s market area reported unemployment levels below the state average in 2013 and 2012. Residential real estate values have also returned to close to more normalized valuations. Household debt peaked in

2007 and has fallen as consumers were leery of taking on new loans; however, spending on durable goods, such as autos has begun to return to within the normal range. The Federal Reserve Bank of Cleveland has reported that a lot of Ohio’s growth activity in industrial production is coming from oil and shale. The Company’s market is adjacent to areas of primary shale activity.

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

Commercial loan rates are variable as well as fixed, and include operating lines of credit and term loans made to small businesses, primarily based on their ability to repay the loan from the cash flow of the business. Business assets such as equipment, accounts receivable and inventory typically secure such loans. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to consumer lending, which includes single-family residences, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances, are generally dependent on the cash flow of the business and thus may be subject to a greater extent to adverse conditions in the general economy or in a specific industry. Management reviews the borrower’s cash flows when deciding whether to grant the credit in order to evaluate whether estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.

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

While CSB’s chief decision-makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. For a discussion of CSB’s financial performance for the fiscal year ended December 31, 2013, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

Employees

At December 31, 2013, the Company had 177 employees, 136 of which were employed on a full-time basis. CSB has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Employees are provided benefit programs, some of which are contributory. Management considers its employee relations to be good.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Federal regulators continue to implement many provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Currently, federal regulators are still in the process of drafting the implementing regulations for many portions of the Dodd-Frank Act. The Company is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect the Company and the Bank:

•	the Consumer Financial Protection Bureau has been established and empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

•	the deposit insurance assessment base for federal deposit insurance has been expanded from domestic deposits to average assets less average tangible equity;

•	the Dodd-Frank Act instructs appropriate federal banking agencies to make the capital requirements for banks and savings and loan holding companies and insured depository institutions countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness;

•	the prohibition on the payment of interest on business demand deposits has been repealed, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	the Dodd-Frank Act permanently increases the $250,000 limit for FDIC deposit insurance;

•	financial holding companies, such as the Company, are required to be well-capitalized and well-managed and must continue to be both well-capitalized and well-managed in order to acquire banks located outside their home state;

•	the Dodd-Frank Act extended the application to most bank holding companies of the same leverage and risk-based capital requirements that apply to insured depository institutions, which, among other things, will disallow treatment of trust preferred securities as Tier 1 capital under certain circumstances;

•	new corporate governance requirements, which are generally applicable to most larger public companies, now require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements;

•	the Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	increases authority of the FRB to examine financial holding companies and their non-bank subsidiaries.

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

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital standards, which proposed new capital requirements for banking organizations. On July 2, 2013, the Federal Reserve Board adopted a final rule implementing a revised capital framework based in part on the Basel III capital standards and, on July 9, 2013, the Office of the Comptroller of the Currency also adopted a final rule and the FDIC adopted an interim final rule implementing a revised capital framework based in part on the Basel III capital standards. The rule will not begin to phase in until January 1, 2014 for larger institutions and January 1, 2015 for smaller, less complex banking organizations such as the Company. The rule will be fully phased in by January 1, 2019.

The implementation of the final rule will lead to higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. Specifically, the rule imposes the following minimum capital requirements on federally insured financial institutions: (1) a new minimum common equity tier 1 capital to risk-weighted assets ratio of 4.5%; (2) a leverage capital ratio of 4%; (3) a tier 1 risk-based capital ratio of 6%; and (4) a total risk-based capital ratio of 8%. Under the rule, common equity generally consists of common stock, retained earnings and limited amounts of minority interests in the form of common stock. In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the rule requires insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above its minimum risk-based capital requirements. The capital conservation buffer will be phased in over time, becoming effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. The rule will also revise the regulatory agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity. Until the rule is fully phased in, we cannot predict the ultimate impact it will have upon the financial condition or results of operations of the Company.

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

In order to be “well-capitalized,” a bank must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2013, the Bank meets the ratio requirements to be deemed “well-capitalized” according to the guidelines described above. See Note 12 of the Notes to Consolidated Financial Statements located on page 51 of CSB’s 2013 Annual Report, which is incorporated herein by reference.

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

The FDIC issued final rules effective April 2011 that changed the deposit insurance assessment base, as required by the Dodd-Frank Act. As adopted, the final rule changed the deposit insurance assessment base from domestic deposits to average assets less average tangible equity. The final rule also set a target size for the Deposit Insurance Fund at 2% of insured deposits and implements a lower assessment rate schedule when the fund reaches 1.15% and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2% and 2.5%. The final rule went into effect beginning with the second quarter of 2011. The change to the assessment base and assessment rates, as well as the Deposit Insurance Fund restoration time frame, has lowered the Company’s deposit insurance assessment.

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

The FRB issued a policy statement that provides that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. At December 31, 2013, approximately $7.5 million of the total shareholders’ equity of the Bank was available for payment to CSB without the prior approval of the applicable regulatory authorities. See Note 12 of the “Notes to Consolidated Financial Statements located on page 52 of CSB’s 2013 Annual Report.

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

Corporate Governance

The Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law on July 30, 2002. SOX contains important requirements for public companies with regard to financial disclosure and corporate governance. In accordance with section 302(a) of SOX, written certifications by CSB’s Chief Executive Officer and Chief Financial Officer are required to certify that CSB’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or fail to state a material fact. CSB has also implemented a program designed to comply with Section 404 of SOX, which includes identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity-level controls and testing of the operating effectiveness of key controls. Pursuant to provisions of the Dodd-Frank Act which provide a permanent exemption for smaller companies which have a public float of less than $75 million, from the SOX attestation requirement by the external accountants on internal controls. CSB is exempt from the requirement for external accountant attestation on internal controls. Management’s assessment of internal controls over financial reporting is located on page 23 of the CSB 2013 Annual Report.

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

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the SEC’s Industry Guide 3 “Statistical Disclosures by Bank Holding Companies,” or a specific reference as to the location of required disclosures in the Company’s 2013 Annual Report.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The information set forth under the heading “Average Balance Sheets and Net Interest Margin Analysis” located on page 11 of the Company’s 2013 Annual Report is incorporated by reference herein.

The information set forth under the heading “Rate/Volume Analysis of Changes in Income and Expense” located on page 12 of the Company’s 2013 Annual Report is incorporated by reference herein.

Investment Portfolio

The following is a schedule of the carrying value of securities at December 31:

(Dollars in thousands)
	2013	2012	2011
Securities available-for-sale, at fair value
U.S. Treasury security	$997	$100	$100
U.S. Government agencies	22,301	35,980	28,323
Mortgage-backed securities of government agencies	54,300	68,695	75,628
Other mortgage-backed securities	235	344	704
Asset-backed securities of government agencies	2,775	2,823	—
State and political subdivisions	16,447	16,883	14,880
Corporate bonds	4,539	4,397	3,330
Equity securities	128	69	61

Total	$101,722	$129,291	$123,026

Securities held-to-maturity, at fair value
U.S. Government agencies	$18,358	$—	$—
Mortgage-backed securities of government agencies	24,285	—	—

Total	$42,643	$—	$—

The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2013:

	One Year or Less		After One Year Through Five Years		Maturing After Five Years Through Ten Years		After Ten Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury	$—	—%	$1,005	0.71%	$—	—%	$—	—%	$1,005	0.71%
U.S. Government agencies	—	—	6,000	0.81	13,000	1.97	3,999	1.18	22,999	1.53
Mortgage-backed securities of government agencies	106	2.78	281	4.40	917	4.44	53,151	2.54	54,455	2.59
Other mortgage-backed securities	—	—	—	—	230	5.34	—	—	230	5.34

Asset-backed securities of government agencies	—	—	—	—	—	—	2,739	1.54	2,739	1.54
State and political subdivisions	749	5.35	6,143	4.28	7,733	4.23	1,594	5.31	16,219	4.41
Corporate bonds			3,925	2.16	575	1.04	—	—	4,500	2.02

Total	$855	5.03%	$17,354	2.40%	$22,455	2.86%	$61,483	2.48%	102,147	2.57%

Held-to-maturity:
U.S. Government agencies	$—	—%	$—	—%	$7,717	2.44%	$11,469	2.14%	$19,186	2.26%
Mortgage-backed securities of government agencies	—	—	—	—	—	—	25,164	1.88	25,164	1.88

Total	$—	—%	$—	—%	$7,717	2.44%	$36,633	1.96%	$44,350	2.04%

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

Loan Portfolio

Total loans on the balance sheet are comprised of the following classifications at December 31:

(Dollars in thousands)	2013	2012	2011	2010	2009
Commercial	$117,478	$104,899	$89,828	$78,540	$69,351
Commercial real estate	129,828	119,192	106,332	104,829	107,794
Residential real estate	111,445	110,412	103,518	108,832	114,882
Construction and land development	13,444	23,358	18,061	16,515	13,761
Consumer	6,687	6,480	6,216	6,715	7,464

Total loans	$378,882	$364,341	$323,955	$315,431	$313,252

The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding residential real estate mortgage and installment loans, as of December 31, 2013:

	Maturing
	One Year or Less	One Through Five Years	After Five Years	Total
(Dollars in thousands)

Commercial	$54,770	$26,739	$35,969	$117,478
Commercial real estate	4,489	8,010	117,329	129,828

Construction and land development	3,317	1,880	8,247	13,444

Total	$62,576	$36,629	$161,545	$260,750

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and construction and land development loans due after one year from December 31, 2013.

(Dollars in thousands)	Fixed Rate	Variable Rate

Total commercial, commercial real estate and construction and land development loans due after one year	$62,017	$136,157

The following schedule summarizes nonaccrual, past due and restructured loans.

(Dollars in thousand)	2013	2012	2011	2010	2009
Loans accounted for on a nonaccural basis	$2,234	$3,206	$2,908	$3,905	$3,786
Accruing loans that are contractually past due 90 days or more as to interest or principal payments	1,036	131	581	685	355

Totals	$3,270	$3,337	$3,489	$4,590	$4,141

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

Information regarding impaired loans at December 31 is as follows:

(Dollars in thousands)	2013	2012	2011
Loans acquired with credit impairment	$—	$—	$—
Total recorded investment of impaired loans	10,655	10,210	7,263
Less portion for which no allowance for loan loss is allocated	907	1,975	—
Portion of impaired loan balance for which an allowance for loan losses is allocated	9,748	8,235	7,263
Portion of allowance for loan losses allocated to the impaired loan balance at December 31	784	779	522

For the year ended December 31, 2013, interest income recognized on impaired loans amounted to $388 thousand, while $472 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2012, interest income recognized on impaired loans amounted to $337 thousand, while $517 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2011, interest income recognized on impaired loans amounted to $169 thousand while $190 thousand would have been recognized had the loans been performing under their contractual terms.

Impaired loans are comprised of commercial and commercial real estate loans, and are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans.

Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first-mortgage loans secured by one to four-family residences, residential construction loans, automobile loans, home equity loans and second-mortgage loans. These consumer loans are included in nonaccrual and past due disclosures above as well as impaired loans when they become nonperforming. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Impaired loans or portions thereof, are charged-off when deemed uncollectible.

At December 31, 2013, no loans were identified that management had serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in the tables set forth above. On a monthly basis, the Company internally classifies certain loans based on various factors. At December 31, 2013, these amounts, including impaired and nonperforming loans, amounted to $11.0 million of substandard loans and $0 doubtful loans.

As of December 31, 2013, there are no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in the loan portfolio table set forth above.

Summary of Loan Loss Experience

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(Dollars in thousands)	2013	2012	2011	2010	2009
LOANS
Average loans outstanding during period	$374,821	$342,868	$318,781	$313,549	$317,254

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$4,580	$4,082	$4,031	$4,060	$3,394
Loans charged-off:
Commercial	(190)	(29)	(487)	(479)	(320)
Commercial real estate	(108)	(283)	(68)	(187)	(254)
Residential real estate	(82)	(106)	(297)	(488)	(177)
Construction and land development	—	—	(41)	(143)	—
Consumer	(48)	(89)	(121)	(92)	(134)

Total loans charged-off	(428)	(507)	(1,014)	(1,389)	(885)

Recoveries of loans previously charged-off:
Commercial	25	16	38	93	55
Commercial real estate	—	—	—	—	86
Residential real estate	18	102	19	—	—
Construction and land development	—	—	—	—	—
Consumer	50	64	58	32	73

Total loans recoveries	93	182	115	125	214

Net loans charged-off	(335)	(325)	(899)	(1,264)	(671)
Provision charged to operating expense	840	823	950	1,235	1,337

Balance at end of period	$5,085	$4,580	$4,082	$4,031	$4,060

Ratio of net charge-offs to average loans outstanding for period	0.09%	0.09%	0.28%	0.40%	0.21%

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

	Allocation of the Allowance for Loan Losses
	(Dollars in thousands)
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009
Commercial	$1,219	31.00%	$933	28.79%	$1,024	27.73%	$1,179	24.90%	$1,031	22.14%
Commercial real estate	1,872	34.27	1,902	32.71	1,673	32.82	1,183	33.23	1,338	34.41
Residential real estate	1,205	29.41	1,096	30.30	894	31.95	1,057	34.50	1,140	36.68
Construction & land development	178	3.55	253	6.41	180	5.58	213	5.24	246	4.39
Consumer	91	1.77	76	1.79	78	1.92	80	2.13	77	2.38
Unallocated	520		320		233		319		228

Total	$5,085	100.00%	$4,580	100.00%	$4,082	100.00%	$4,031	100.00%	$4,060	100.00%

Deposits

The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average Amounts Outstanding Year ended December 31,			Average Rate Paid Year ended December 31,
(Dollars in thousands)	2013	2012	2011	2013	2012	2011
Noninterest-bearing demand	$106,769	$91,148	$70,543	N/A	N/A	N/A
Interest-bearing demand	70,648	63,346	53,896	0.06%	0.08%	0.08%
Savings deposits	141,638	135,035	91,232	0.10	0.17	0.25
Time deposits	149,340	163,997	152,194	1.03	1.25	1.70

Total deposits	$468,395	$453,526	$367,865

The Bank does not have any material deposits by foreign depositors.

The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2013:

(Dollars in thousands)
Three months or less	$8,021
Over three through six months	4,799
Over six through twelve months	11,483
Over twelve months	18,259

Total	$42,562

Return on Equity and Assets

	2013	2012	2011
Return on average assets	0.90%	0.80%	0.78%
Return on average shareholders’ equity	9.93	8.85	7.57
Dividend payout ratio	37.60	43.30	53.40
Average shareholders’ equity to average assets	9.08	9.10	10.33

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, short-term advances through Federal Home Loan Bank and federal funds purchased. Securities sold under agreements to repurchase generally mature one (1) day from the transaction date. Federal funds purchased generally have overnight terms. Information concerning short-term borrowings is summarized as follows:

(Dollars in thousands)	2013	2012	2011
Securities sold under agreements to repurchase, federal funds purchased and short-term advances at period end	$48,671	$43,992	$37,073
Weighted average interest rate at period end	0.15%	0.20%	0.25%
Maximum outstanding at any month end during the year	48,671	43,992	37,073
Average amount outstanding	45,330	40,893	32,577
Weighted average rates during year	0.15%	0.22%	0.43%

ITEM 1A. RISK FACTORS.

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

The Company has significant exposure to risks associated with commercial and commercial real estate loans.

As of December 31, 2013, approximately 65% of the Company’s loan portfolio consisted of commercial and commercial real estate loans. These loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business. These loans are more likely to be adversely affected by weak conditions in the economy. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and consumer loans, indicating higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and a reduction in interest income. An increase in nonperforming loans could result in an increase in the provision for loan losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

As part of the Company’s business, it collects, processes and retains sensitive and confidential client and customer information on behalf of the Company’s subsidiaries and other third parties. Despite the security measures the Company has in place, its facilities and systems, and those of the Company’s third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. If a breach of information security occurs, information can be lost or misappropriated resulting in financial loss or costs to the Company or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by the Company or by its vendors, could severely damage the Company’s reputation, expose it to the risks of litigation and liability or disrupt the Company’s operations and may have a material adverse effect on the Company’s business.

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

Dramatic declines in real estate value, along with high unemployment, have disrupted the national credit and capital markets since 2008. Although economic conditions have improved, certain sectors, such as real estate and manufacturing, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to lower consumer spending and decreased liquidity in the credit markets.

Market conditions have also led to the failure and merger of a number of financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization levels and on the Deposit Insurance Fund, which has led to a significant increase in deposit insurance premiums paid by financial institutions.

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

The Company’s earnings and financial condition are substantially dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Market interest rates are largely beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB. Changes in interest rates will influence the origination of loans, the purchase of investments and the level of prepayments on the Company’s loans and the receipt of payments on mortgage-backed securities resulting in fluctuations of income and cash flow. Changes in interest rates also can affect the value of loans, securities, mortgage servicing rights and assets under management. Although fluctuations in market interest rates are neither completely predictable nor controllable, the Company’s Asset Liability Committee (ALCO) meets periodically to monitor the Company’s interest rate sensitivity position and oversee the Company’s financial risk management by establishing policies and operating limits. If short-term interest rates remain at their historically low levels for a prolonged period of time the Company’s interest-earning assets could continue to reprice downward while the Company’s interest-bearing liability rates, especially customer deposit rates, could remain at current levels. This would adversely impact the Company’s net income and financial condition. During 2013, the Company’s net interest margin and spread improved during a low interest rate environment, as cash was redeployed into loans and investments. For more information, see Item 7a. Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K, which summarizes the Company’s exposure to interest rate risk.

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

As discussed earlier, comprehensive revisions to the regulatory capital framework were included in the final rule adopted by the FRB in July 2013 based upon the Basel III capital standards. The final rule specifically revises what qualifies as regulatory capital, raises minimum requirements and introduces the concept of additional capital buffers. The need to maintain more and higher quality capital as well as greater liquidity going forward could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. In addition, the new liquidity standards could require us to increase our holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term assets even if longer-term assets are more desirable from a balance sheet management perspective.

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

Among the provisions already implemented that have or may have an effect on the Company are the following:

•	the Consumer Financial Protection Bureau has been formed, which has broad powers to adopt and enforce consumer protection regulations;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000;

•	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity;

•	public companies in all industries are now required to provide stockholders the opportunity to cast a non-binding advisory vote on executive compensation;

•	the FRB has imposed on financial institutions with assets of $10 billion or more a cap on the debit card interchange fees the financial institutions may charge; although the cap is not applicable to the Bank, it may have an adverse effect on the Bank as the debit cards issued by the Bank and other smaller banks, which have higher interchange fees, may become less competitive;

•	new capital regulations for bank holding companies have been be adopted, which will impose stricter requirements once phased in, and trust preferred securities issued after May 19, 2010 will no longer constitute Tier I capital; and

•	new corporate governance requirements applicable generally to all public companies in all industries require new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to consider the independence of compensation advisors and to make additional disclosures in proxy statements with respect to compensation matters.

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

In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the “Volcker Rule”). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts specified U.S. Government, agency and/or municipal obligations, and it excepts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.

The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with a number of exceptions. The Company does not engage in any of the trading activities or have any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule.

The Company may be a defendant from time to time in the future in a variety of litigation and other actions, which could have a material adverse effect on its business, financial condition or results of operations.

The Company may be involved from time to time in the future in a variety of litigation arising out of its business. Financial institutions like the Company and the Bank are facing a growing number of significant class actions, including those based on the manner of calculation of interest on loans and the assessment of overdraft fees. Future litigation could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company’s insurance may not cover all claims that may be asserted against it, and any claims asserted against the Company, regardless of merit or eventual outcome, may harm its reputation. Should the ultimate judgments or settlements in any litigation exceed the Company’s insurance coverage, it could have a material adverse effect on the Company’s business, financial condition or results of operations. In addition, the Company may not be able to obtain appropriate types or levels of insurance in the future, nor may the Company be able to obtain adequate replacement policies with acceptable terms, if at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Bank operates sixteen banking centers as noted below:

Location	Address	Owned	Leased
Walnut Creek	4980 Old Pump Street, Walnut Creek, Ohio 44687	X
Winesburg	2225 U.S. 62, Winesburg, Ohio 44690	X
Sugarcreek	127 South Broadway, Sugarcreek, Ohio 44681	X
Charm	4440 C.R. 70, Charm, Ohio 44617		X
Clinton Commons	2102 Glen Drive, Millersburg, Ohio 44654		X
Berlin	4587 S.R. 39 Suite B, Berlin, Ohio 44610		X
South Clay	91 South Clay Street, Millersburg, Ohio 44654	X
Shreve	333 West South Street, Shreve, Ohio 44676	X
Orrville	461 Wadsworth Road, Orrville, Ohio 44667		X
Gnadenhutten	100 South Walnut Street, Gnadenhutten, Ohio 44629	X
New Philadelphia	635 West High Avenue, New Philadelphia, Ohio 44663	X
North Canton	1210 North Main Street, North Canton, Ohio 44720	X
Orrville	330 West High Street, Orrville, Ohio 44667		X
Wooster	305 West Liberty Street, Wooster, Ohio 44691		X
Wooster	3562 Commerce Parkway, Wooster, Ohio 44691	X
Operations Center	91 North Clay Street, Millersburg, Ohio 44654	X

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

ISSUER PURCHASES OF EQUITY SECURITIES

On July 7, 2005 CSB filed a Current Report on Form 8-K with the SEC announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. The Company did not repurchase any of its common shares during 2013.

PERFORMANCE GRAPH

The following graph compares the yearly stock change and the cumulative total shareholder return on CSB’s Common Shares during the five-year period ended December 31, 2013, with the cumulative total return on the Standard and Poor’s 500 Stock Index and the NASDAQ Community Bank Stock Index. The comparison assumes $100 was invested on December 31, 2008 in CSB’s Common Shares and in each of the indicated indices and assumes reinvestment of dividends.

	2008	2009	2010	2011	2012	2013
CSBB	$100	$107	$114	$128	$136	$157
S & P 500	100	126	146	149	175	228
NASDAQ Bank	100	81	90	84	99	140

ITEM 6. SELECTED FINANCIAL DATA.

Information contained in the section captioned “Selected Financial Data” on page 9 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information contained in the section captioned “2013 Financial Review” on pages 8 through 22 of the Annual Report is incorporated herein by reference.

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

Changes In Internal Control Over Financial Reporting

There have been no significant changes during the quarter ended December 31, 2013, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that materially affected, or are reasonably likely to materially affect the internal control over financial reporting.

Item 9B. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 23, 2014 (the “2014 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 – Election of Directors” in the Company’s definitive proxy statement relating to the 2014 Annual Meeting to be filed with the SEC (“2014 Proxy Statement”). The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the information to be included under the caption “Executive Officers” in the 2014 Proxy Statement.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement.

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

Procedures for Recommending Directors Nominees.

Information concerning the procedures by which shareholders may recommend nominees to the Company’s Board of Directors is incorporated herein by reference from the information to be included under the caption “Shareholder Nominations” in the 2014 Proxy Statement. These procedures have not materially changed from those described in CSB’s definitive proxy materials for the 2014 Annual Meeting of Shareholders.

Audit Committee.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Proposal One – Election of Directors” subsections “Membership and Meetings of the Board and its Committees” and “Committees of the Board of Directors – Audit Committee” in the 2014 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Discussion of Executive Compensation Programs” and “Executive Compensation and Other Information” in the 2014 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Committee Interlocks and Insider Participation” in the 2014 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c )
Equity compensation plans approved by stockholders	30,760	$17.90	—
Equity compensation plans not approved by stockholders	—	—	—

Total	30,760	$17.90	—

Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2014 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2013 Proxy Statement. There were no relationships where transactions exceeded $120,000 for the year ended December 31, 2013.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Proposal One – Election of Directors subsection “Membership and Meetings of the Board and its Committees” in the 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Audit Committee Procedures for Pre-Approval of Services by the Independent Public Accounting Firm” in the 2014 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The Consolidated Financial Statements (and report thereon) listed below are incorporated by reference from CSB Bancorp, Inc.’s 2013 Annual Report as noted:

Report of Independent Registered Public Accounting Firm (S.R. Snodgrass) –pg. 24.

Consolidated Balance Sheets at December 31, 2013 and 2012–pg. 25.

Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011–pg. 26.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011–pg. 27.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011–pg. 27.

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011–pgs. 28-29.

Notes to Consolidated Financial Statements–pgs. 30-59.

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

(a)(3) Exhibits

The documents listed below are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc., (incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 30, 1999, Exhibit 3.1.1, film number 99579149).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form DEF 14A filed on March 25, 2009, Appendix A, film number 09703970).

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

10	Amended and Restated Separation Agreement and General Release between Rick L. Ginther and The Commercial and Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 26, 2012, Exhibit 10, film number 12714232).

10.1	CSB Bancorp, Inc. Share Incentive Plan (incorporated by reference to registrant’s Form DEF 14A filing, filed on March 18, 2005, Appendix A, film number 08696769).

10.2	Employment Agreement between Paula Meiler and the Commercial and Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 25, 2013, Exhibit 10.1, film number 13714485).

10.3	Amendment to Employment Agreement between Paula Meiler and The Commercial & Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 25, 2013, Exhibit 10.2, film number 13714485).

13	CSB Bancorp, Inc. 2013 Annual Report to Shareholders

21	Subsidiaries of CSB Bancorp, Inc.

23.1	Consent of S.R. Snodgrass, P.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	The following materials from CSB’s 2013 Annual Report to Shareholders formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

/s/ Eddie L. Steiner
Date:	March 25, 2014	Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2014.

Signatures	Title

/s/ Eddie L. Steiner	President and Chief Executive Officer
Eddie L. Steiner

/s/ Paula J. Meiler	Senior Vice President and Chief Financial Officer
Paula J. Meiler

/s/ Pamela S. Basinger	Vice President and Principal Accounting Officer
Pamela S. Basinger

/s/ Robert K. Baker	Director
Robert K. Baker

/s/ Ronald E. Holtman	Director
Ronald E. Holtman

/s/ J. Thomas Lang	Director
J. Thomas Lang

/s/ Daniel J. Miller	Director
Daniel J. Miller

/s/ Jeffery A. Robb, Sr.	Director
Jeffery A. Robb, Sr.

/s/ John R. Waltman	Director
John R. Waltman

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc., (incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 30, 1999, Exhibit 3.1.1, film number 99579149).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form DEF 14A filed on March 25, 2009, Appendix A, film number 09703970).

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form 10-SB).

10	Amended and Restated Separation Agreement and General Release between Rick L. Ginther and The Commercial and Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 26, 2012, Exhibit 10, film number 12714232).

10.1	CSB Bancorp, Inc. Share Incentive Plan (incorporated by reference to registrant’s Form DEF 14A filing, filed on March 18, 2005, Appendix A, film number 08696769).

10.2	Employment Agreement between Paula Meiler and the Commercial and Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 25, 2013, Exhibit 10.1, film number 13714485).

10.3	Amendment to Employment Agreement between Paula Meiler and The Commercial & Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 25, 2013, Exhibit 10.2, film number 13714485).

13	CSB Bancorp, Inc. 2013 Annual Report to Shareholders

21	Subsidiaries of CSB Bancorp, Inc.

23.1	Consent of S.R. Snodgrass, P.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	The following materials from CSB’s 2013 Annual Report to Shareholders formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.