Form 10-Q
period 2014-03-31
CSB BANCORP INC /OH
filed 2014-05-13
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at May 1, 2014:
2,737,085 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED March 31, 2014

Part I – Financial Information

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2014	December 31, 2013
(Dollars in thousands)
Cash and cash equivalents
Cash and due from banks	$18,640	$15,777
Interest-earning deposits in other banks	652	26,822

Total cash and cash equivalents	19,292	42,599

Securities
Available-for-sale securities	102,934	101,722
Held-to-maturity securities (fair value of $42,988 in 2014, $42,643 in 2013)	43,688	44,350
Restricted stock, at cost	4,613	5,463

Total securities	151,235	151,535

Loans	407,770	379,125
Less allowance for loan losses	5,065	5,085

Net loans	402,705	374,040

Premises and equipment, net	8,641	8,690
Core deposit intangible	727	759
Goodwill	4,728	4,728
Bank-owned life insurance	9,614	9,551
Accrued interest receivable and other assets	5,036	4,563

TOTAL ASSETS	$601,978	$596,465

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$114,844	$120,325
Interest-bearing	351,729	360,608

Total deposits	466,573	480,933

Short-term borrowings	61,792	48,671
Other borrowings	17,406	12,459
Accrued interest payable and other liabilities	2,328	1,991

Total liabilities	548,099	544,054

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; shares outstanding 2,736,634 in 2014 and 2013	18,629	18,629
Additional paid-in capital	9,964	9,964
Retained earnings	31,155	30,232
Treasury stock, at cost – 243,968 shares	(4,958)	(4,958)
Accumulated other comprehensive loss	(911)	(1,456)

Total shareholders’ equity	53,879	52,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$601,978	$596,465

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2014	2013
INTEREST AND DIVIDEND INCOME
Loans, including fees	$4,429	$4,567
Taxable securities	786	582
Nontaxable securities	115	127
Other	6	24

Total interest and dividend income	5,336	5,300

INTEREST EXPENSE
Deposits	304	475
Short-term borrowings	19	16
Other borrowings	115	117

Total interest expense	438	608

NET INTEREST INCOME	4,898	4,692

PROVISION FOR LOAN LOSSES	185	210

Net interest income, after provision for loan losses	4,713	4,482

NONINTEREST INCOME
Service charges on deposit accounts	297	315
Trust services	216	214
Debit card interchange fees	198	178
Gain on sale of loans, net	24	114
Other	218	217

Total noninterest income	953	1,038

NONINTEREST EXPENSES
Salaries and employee benefits	2,019	2,050
Occupancy expense	266	258
Equipment expense	181	165
Professional and director fees	182	117
Franchise tax expense	107	147
FDIC insurance expense	86	88
Software expense	162	114
Marketing and public relations	108	79
Debit card expense	81	62
Amortization of intangible assets	32	34
Net cost of operation of other real estate	—	9
Other	453	436

Total noninterest expenses	3,677	3,559

Income before income taxes	1,989	1,961
FEDERAL INCOME TAX PROVISION	573	599

NET INCOME	$1,416	$1,362

Basic and diluted net earnings per share	$0.52	$0.50

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013

Net income	$1,416	$1,362

Other comprehensive income (loss)
Unrealized gains (losses) arising during the period	774	(745)
Income tax effect	(263)	253
Amount reclassified from accumulated other comprehensive income, held-to-maturity	52	—
Income tax effect	(18)	—

Other comprehensive income (loss)	545	(492)

Total comprehensive income	$1,961	$870

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2014	2013
Balance at beginning of period	$52,411	$52,453
Net income	1,416	1,362
Other comprehensive income (loss)	545	(492)
Cash dividends declared	(493)	(493)

Balance at end of period	$53,879	$52,830

Cash dividends declared per share	$0.18	$0.18

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
NET CASH FROM OPERATING ACTIVITIES	$997	$1,182

CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments held-to-maturity	700	—
Proceeds from maturities and repayments available-for-sale	2,026	8,128
Purchases available-for-sale	(2,535)	(11,630)
Proceeds from redemption of restricted stock	850	—
Loan originations, net of repayments	(28,821)	(8,745)
Proceeds from sale of other real estate	—	18
Property, equipment, and software acquisitions	(236)	(262)

Net cash used in investing activities	(28,016)	(12,491)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(14,356)	(17,891)
Net change in short-term borrowings	13,121	(441)
Net change in other borrowings	4,947	(61)

Net cash (used in) provided by financing activities	3,712	(18,393)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,307)	(29,702)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,599	66,878

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,292	$37,176

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$446	$635
Income taxes	300	230
Noncash financing activities:
Dividends declared	493	493

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2014, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2013, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year or any future interim period.

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

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU is not expected to have a significant impact on the Company’s financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at March 31, 2014 and December 31, 2013:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2014
Available-for-sale securities
U.S. Treasury security	$1,005	$—	$9	$996
U.S. government agencies	25,534	9	494	25,049
Mortgage-backed securities of government agencies	52,429	638	291	52,776
Other mortgage-backed securities	216	4	—	220
Asset-backed securities of government agencies	2,708	13	7	2,714
State and political subdivisions	16,193	424	104	16,513
Corporate bonds	4,501	41	2	4,540
Equity securities	106	20	—	126

Total available-for-sale securities	102,692	1,149	907	102,934

Held-to-maturity securities
U.S. government agencies	19,204	2	311	18,895
Mortgage-backed securities of government agencies	24,484	83	474	24,093

Total held-to-maturity securities	43,688	85	785	42,988

Restricted stock	4,613	—	—	4,613

Total securities	$150,993	$1,234	$1,692	$150,535

December 31, 2013
Available-for-sale securities
U.S. Treasury security	$1,005	$—	$8	$997
U.S. government agencies	22,999	8	706	22,301
Mortgage-backed securities of government agencies	54,455	536	691	54,300
Other mortgage-backed securities	230	5	—	235
Asset-backed securities of government agencies	2,739	36	—	2,775
State and political subdivisions	16,219	371	143	16,447
Corporate bonds	4,500	44	5	4,539
Equity securities	106	23	1	128

Total available-for-sale securities	102,253	1,023	1,554	101,722

Held-to-maturity securities
U.S. government agencies	19,186	—	828	18,358
Mortgage-backed securities of government agencies	25,164	—	879	24,285

Total held-to-maturity securities	44,350	—	1,707	42,643

Restricted stock	5,463	—	—	5,463

Total securities	$152,066	$1,023	$3,261	$149,828

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at March 31, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale:
Due in one year or less	$840	$856
Due after one through five years	17,303	17,458
Due after five through ten years	24,907	24,695
Due after ten years	59,536	59,799

Total debt securities available-for-sale	$102,586	$102,808

Held-to-maturity:
Due in one year or less	$—	$—
Due after one through five years	—	—
Due after five through ten years	7,725	7,707
Due after ten years	35,963	35,281

Total debt securities held-to-maturity	$43,688	$42,988

Securities with a carrying value of approximately $83.3 million and $87.9 million were pledged at March 31, 2014 and December 31, 2013, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $4.1 million at March 31, 2014 and $5.0 million at December 31, 2013. The FHLB of Cincinnati mandatorily redeemed members’ stock during the first quarter of 2014. Federal Reserve Bank stock was $471 thousand at March 31, 2014 and December 31, 2013.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2014
Available-for-sale
U.S. Treasury securities	$9	$996	$—	$—	$9	$996
U.S. Government agencies	306	16,693	188	3,812	494	20,505
Mortgage-backed securities of government agencies	291	21,627	—	—	291	21,627
Asset-backed securities of government agencies	7	1,706	—	—	7	1,706
State and political subdivisions	62	2,197	42	787	104	2,984
Corporate bonds	2	573	—	—	2	573
Held-to-maturity
U.S. Government agencies	301	13,179	10	2,792	311	15,971
Mortgage-backed securities of government agencies	474	19,775	—	—	474	19,775

Total temporarily impaired securities	$1,452	$76,746	$240	$7,391	$1,692	$84,137

December 31, 2013
Available-for-sale
U.S. Treasury securities	$8	$997	$—	$—	$8	$997
U.S. Government agencies	590	15,409	116	1,884	706	17,293
Mortgage-backed securities of government agencies	691	29,938	—	—	691	29,938
State and political subdivisions	122	3,522	21	233	143	3,755
Corporate bonds	4	1,163	1	499	5	1,662
Equity securities	—	—	1	1	1	1
Held-to-maturity
U.S. Government agencies	771	14,559	57	1,799	828	16,358
Mortgage-backed securities of government agencies	879	20,149	—	—	879	20,149

Total temporarily impaired securities	$3,065	$85,737	$196	$4,416	$3,261	$90,153

There were sixty-three (63) securities in an unrealized loss position at March 31, 2014, eleven (11) of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at March 31, 2014.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Commercial	$132,140	$117,478
Commercial real estate	142,229	129,828
Residential real estate	114,916	111,445
Construction & land development	11,365	13,444
Consumer	6,841	6,687

Total loans before deferred costs	407,491	378,882
Deferred loan costs	279	243

Total Loans	$407,770	$379,125

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2014 and December 31, 2013, approximately 75% and 77%, respectively of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Loans serviced for others approximated $69.4 million and $70.2 million at March 31, 2014 and December 31, 2013, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four (4) counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2014 and December 31, 2013, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The increase in the provision for possible loan losses related to commercial real estate loans was affected by an increase in the historical loss rate of this loan type as well as a charge-off that occurred during the first quarter of 2014. The provision for possible loan losses related to residential real estate decreased during the first quarter of 2014 as a result of a decrease in the historical loss rate within this category.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended March 31, 2014
Beginning balance	$1,219	$1,872	$1,205	$178	$91	$520	$5,085
Provision for possible loan losses	(72)	517	(151)	(33)	(12)	(64)	185
Charge-offs	(8)	(197)	(4)	—	(8)		(217)
Recoveries	2	—	4	—	6		12

Net charge-offs	(6)	(197)	—	—	(2)		(205)

Ending balance	$1,141	$2,192	$1,054	$145	$77	$456	$5,065

Three months ended March 31, 2013
Beginning balance	$933	$1,902	$1,096	$253	$76	$320	$4,580
Provision for possible loan losses	242	(78)	177	(119)	(12)	—	210
Charge-offs	(6)	—	—	—	(10)		(16)
Recoveries	7	—	9	—	14		30

Net charge-offs	1	—	9	—	4		14

Ending balance	$1,176	$1,824	$1,282	$134	$68	$320	$4,804

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and based on the impairment method as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
March 31, 2014
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$225	$443	$209	$—	$—	$—	$877
Collectively evaluated for impairment	916	1,749	845	145	77	456	4,188

Total ending allowance balance	$1,141	$2,192	$1,054	$145	$77	$456	$5,065

Loans:
Loans individually evaluated for impairment	$6,543	$3,731	$1,900	$—	$—		$12,174
Loans collectively evaluated for impairment	125,597	138,498	113,016	11,365	6,841		395,317

Total ending loans balance	$132,140	$142,229	$114,916	$11,365	$6,841		$407,491

December 31, 2013
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$241	$331	$212	$—	$—	$—	$784
Collectively evaluated for impairment	978	1,541	993	178	91	520	4,301

Total ending allowance balance	$1,219	$1,872	$1,205	$178	$91	$520	$5,085

Loans:
Loans individually evaluated for impairment	$5,576	$3,220	$1,844	$—	$—		$10,640
Loans collectively evaluated for impairment	111,902	126,608	109,601	13,444	6,687		368,242

Total ending loans balance	$117,478	$129,828	$111,445	$13,444	$6,687		$378,882

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2014
Commercial	$6,584	$65	$6,493	$6,558	$225	$6,156	$246
Commercial real estate	4,258	367	3,364	3,731	443	3,697	142
Residential real estate	2,067	713	1,175	1,888	209	1,477	47
Construction & land development	—	—	—	—	—	—	—

Total impaired loans	$12,909	$1,145	$11,032	$12,177	$877	$11,330	$435

December 31, 2013
Commercial	$5,595	$7	$5,580	$5,587	$241	$4,185	$182
Commercial real estate	3,540	563	2,658	3,221	331	3,650	163
Residential real estate	2,001	337	1,510	1,847	212	1,315	41
Construction & land development	—	—	—	—	—	21	2

Total impaired loans	$11,136	$907	$9,748	$10,655	$784	$9,171	$388

The following table presents the aging of past due loans and nonaccrual loans as of March 31, 2014 and December 31, 2013 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
March 31, 2014
Commercial	$129,874	$35	$4	$1	$2,226	$2,266	$132,140
Commercial real estate	140,123	470	—	—	1,636	2,106	142,229
Residential real estate	113,351	426	63	36	1,040	1,565	114,916
Construction & land development	11,015	—	—	350	—	350	11,365
Consumer	6,720	67	52	2	—	121	6,841

Total Loans	$401,083	$998	$119	$389	$4,902	$6,408	$407,491

December 31, 2013
Commercial	$117,342	$15	$37	$—	$84	$136	$117,478
Commercial real estate	128,462	111	107	40	1,108	1,366	129,828
Residential real estate	109,274	616	467	46	1,042	2,171	111,445
Construction & land development	12,494	—	—	950	—	950	13,444
Consumer	6,524	123	40	—	—	163	6,687

Total Loans	$374,096	$865	$651	$1,036	$2,234	$4,786	$378,882

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed. Loans whose terms have been modified as TDR’s totaled $8.7 million as of March 31, 2014, and $8.6 million as of December 31, 2013, with $525 thousand and $583 thousand of specific reserves allocated to those loans, respectively. At March 31, 2014, $8 million of the loans classified as TDR’s were performing in accordance with their modified terms. Of the remaining $711 thousand, all were in nonaccrual of interest status.

None of the loans that were restructured in 2012 or 2013 have subsequently defaulted in the three month periods ended March 31, 2014 and 2013. There were no loan modifications of loans that were considered troubled debt restructurings completed during the three month period ending March 31, 2013. Loan modifications that are considered TDR’s completed during the three month period ended March 31, 2014 were as follows:

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
For the Three Months Ended March 31, 2014
Residential Real Estate	1	$84	$84

Total Restructured Loans	1	$84	$84

The loan restructured during the three months ended March 31, 2014 was modified by changing the monthly payment to interest only. No principal reduction was made.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial loans individually by classifying the loans as to credit risk. This analysis includes commercial loans with an outstanding balance greater than $275 thousand. This analysis is performed on an annual basis. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $275 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class is as follows as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
March 31, 2014
Commercial	$111,528	$14,422	$5,250	$—	$940	$132,140
Commercial real estate	127,895	9,186	3,785	—	1,363	142,229
Residential real estate	233	—	45	—	114,638	114,916
Construction & land development	7,566	1,072	1,884	—	843	11,365
Consumer	—	—	—	—	6,841	6,841

Total	$247,222	$24,680	$10,964	$—	$124,625	$407,491

December 31, 2013
Commercial	$101,195	$10,352	$5,066	$—	$865	$117,478
Commercial real estate	115,265	9,076	4,041	—	1,446	129,828
Residential real estate	237	—	47	—	111,161	111,445
Construction & land development	9,470	587	1,884	—	1,503	13,444
Consumer	—	—	—	—	6,687	6,687

Total	$226,167	$20,015	$11,038	$—	$121,662	$378,882

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Nonperforming loans include loans past due 90 days and greater and loans on nonaccrual of interest status. The following table presents loans that are not rated by class of loans as of March 31, 2014 and December 31, 2013.

(Dollars in thousands)	Performing	Non-Performing	Total
March 31, 2014
Commercial	$939	$1	$940
Commercial real estate	1,363	—	1,363
Residential real estate	113,607	1,031	114,638
Construction & land development	843	—	843
Consumer	6,839	2	6,841

Total	$123,591	$1,034	$124,625

December 31, 2013
Commercial	$865	$—	$865
Commercial real estate	1,446	—	1,446
Residential real estate	110,119	1,042	111,161
Construction & land development	1,503	—	1,503
Consumer	6,687	—	6,687

Total	$120,620	$1,042	$121,662

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2014 and December 31, 2013, by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2014
ASSETS:
Securities available-for-sale:
U.S. Treasury securities	$996	$—	$—	$996
U.S. Government agencies	—	25,049	—	25,049
Mortgage-backed securities of government agencies	—	52,996	—	52,996
Asset-backed securities of government agencies	—	2,714	—	2,714
States and political subdivisions	—	16,513	—	16,513
Corporate bonds	—	4,540	—	4,540

Total debt securities	996	101,812	—	102,808
Equity securities	126	—	—	126

Total securities available-for-sale	$2,118	$101,812	$—	$102,934

December 31, 2013
ASSETS:
Securities available-for-sale:
U.S. Treasury securities	$997	$—	$—	$997
U.S. Government agencies	—	22,301	—	22,301
Mortgage-backed securities of government agencies	—	54,535	—	54,535
Asset-backed securities of government agencies	—	2,775	—	2,775
States and political subdivisions	—	16,447	—	16,447
Corporate bonds	—	4,539	—	4,539

Total debt securities	997	100,597	—	101,594
Equity securities	128	—	—	128

Total securities available-for-sale	$1,125	$100,597	$—	$101,722

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of March 31, 2014 and December 31, 2013, by level within the fair value hierarchy. Impaired loans and other real estate are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2014
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$11,297	$11,297
Mortgage servicing rights	—	—	228	228

December 31, 2013
Impaired loans	$—	$—	$9,856	$9,856
Mortgage servicing rights	—	—	225	225

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
March 31, 2014
Impaired loans	$10,306	Discounted cash flow	Remaining term Discount rate	2 mos to 28 yrs/(71 months) 4.3% to 12% / (6.8%)

	991	Appraisal of collateral (1),(3)	Appraisal adjustments (2) Liquidation expense (2)	-20% to -25% -10%

Mortgage servicing rights	228	Discounted cash flow	Remaining term Discount rate	9 mos to 30 yrs 1.5%

December 31, 2013
Impaired loans	$8,663	Discounted cash flow	Remaining term Discount rate	3 mos to 29 yrs/(62 mos) 7.1% to 12% / (7.5%)

	1,193	Appraisal of collateral (1),(3)	Appraisal adjustments (2) Liquidation expense (2)	-20% to -25% -10%
Mortgage servicing rights	225	Discounted cash flow	Remaining term Discount rate	12 mos to 30 yrs/(244 mos) 1.5% / (1.5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of March 31, 2014 and December 31, 2013 are as follows:

(Dollars in thousands)	Carrying Value	Level 1	Level II	Level III	Total Fair Value
March 31, 2014
Financial assets:
Cash and cash equivalents	$19,292	$19,292	$—	$—	$19,292
Securities available for sale	102,934	1,122	101,812	—	102,934
Securities held-to-maturity	43,688	—	42,988	—	42,988
Restricted stock	4,613	—	4,613	—	4,613
Net loans	402,705	—	—	406,391	406,391
Bank-owned life insurance	9,614	9,614	—	—	9,614
Accrued interest receivable	1,630	1,630	—	—	1,630
Financial liabilities:
Deposits	$466,573	$337,346	$—	$129,922	$467,268
Short-term borrowings	61,792	61,792	—	—	61,792
Other borrowings	17,406	—	—	17,844	17,844
Accrued interest payable	93	93	—	—	93

December 31, 2013
Financial assets:
Cash and cash equivalents	$42,599	$42,599	$—	$—	$42,599
Securities available for sale	101,722	1,125	100,597	—	101,722
Securities held-to-maturity	44,350	—	42,643	—	42,643
Restricted stock	5,463	—	5,463	—	5,463
Net loans	374,040	—	—	375,055	375,055
Bank-owned life insurance	9,551	9,551	—	—	9,551
Accrued interest receivable	1,374	1,374	—	—	1,374
Financial liabilities:
Deposits	$480,933	$346,589	$—	$135,106	$481,695
Short-term borrowings	48,671	48,671	—	—	48,671
Other borrowings	12,459	—	—	12,559	12,559
Accrued interest payable	96	96	—	—	96

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

Restricted stock

Restricted stock includes Federal Home Loan Bank Stock and Federal Reserve Bank Stock. It is not practicable to determine the fair value of regulatory equity securities due to restrictions placed on their transferability. Fair value is based on carrying value, classified as Level II.

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

The Company also has unrecognized financial instruments at March 31, 2014 and December 31, 2013. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $107.8 million at March 31, 2014 and $120.3 million at December 31, 2013. Such amounts are also considered to be the estimated fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income by component net of tax for the three month periods ended March 31, 2014 and 2013:

(Dollars in thousands)	Pretax	Tax (Expense) Benefit	After-tax	Affected Line Item in the Consolidated Statements of Income
Balance as of December 31, 2013	$(2,207)	$751	$(1,456)
Unrealized holding gain on available-for-sale securities arising during the period	774	(263)	511
Amortization of held-to-maturity discount resulting from transfer	52	(18)	34	(c	)

Total other comprehensive income	826	(281)	545

Balance as of March 31, 2014	$(1,381)	$470	$(911)

Balance as of December 31, 2012	$2,824	$(960)	$1,864
Unrealized holding loss on available-for-sale securities arising during the period	(745)	253	(492)

Total other comprehensive loss	(745)	253	(492)

Balance as of March 31, 2013	$2,079	$(707)	$1,372

(c) There was no income statement effect from the transfer of securities to held-to-maturity.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at March 31, 2014 as compared to December 31, 2013, and the consolidated results of operations for the three month period ended March 31, 2014 compared to the same period in 2013. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $602 million at March 31, 2014, compared to $596 million at December 31, 2013, representing an increase of $6 million, or 1%. This growth was funded by a short-term borrowing increase of $13 million, or 27%, during the three month period ended March 31, 2014 to $62 million. Cash and cash equivalents decreased $23 million, or 55%, during the three months ending March 31, 2014, as a result of funding a $29 million increase in loans and a $14 million decrease in deposits.

Net loans increased $29 million, or 8%, during the three months ended March 31, 2014. Commercial loans including commercial real estate loans increased $27 million, or 11%, while construction and land development loans decreased $2 million, or 15%, with several construction projects transferring to permanent financing during the three month period. Residential real estate loans increased $3 million, or 3%, and consumer loans increased slightly over December 31, 2013. Consumers continued to refinance their mortgage loans for lower long-term rates. Since 2012, the Bank originated and retained some fifteen year fixed-rate mortgage loans for its portfolio. Residential mortgage originations retained for the three months ended March 31, 2014 were $5.5 million as compared to $5 million for the prior year three month period. The Bank originates and sells fixed-rate thirty year mortgages into the secondary market.

The allowance for loan losses as a percentage of total loans was 1.24% at March 31, 2014, a decrease from 1.34% at December 31, 2013. Outstanding loan balances increased 8% to $408 million at March 31, 2014. A provision of $185 thousand, offset by net charge-offs of $205 thousand, decreased the allowance for loan losses for the three months ended March 31, 2014.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	March 31,		December 31,		March 31,
(Dollars in thousands)	2014		2013		2013
Non-performing loans	$5,291		$3,270		$2,187
Other real estate	—		—		—
Allowance for loan losses	5,065		5,085		4,804
Total loans	407,770		379,125		373,367
Allowance: Loans	1.24%		1.34%		1.29%
Allowance: Non-performing loans	1.0	x	1.6	x	2.2	x

The ratio of gross loans to deposits was 87% at March 31, 2014, compared to 79% at December 31, 2013. The increase in this ratio is the result of loan volume increases and decreases in deposits during the three months ended March 31, 2014.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $1.7 million within the available-for-sale and held-to-maturity portfolios as of March 31, 2014, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments detailed above on March 31, 2014, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits decreased $14 million, or 3%, from December 31, 2013 with noninterest bearing deposits decreasing $5 million and interest-bearing deposit accounts decreasing $9 million. Total deposits as of March 31, 2014 are $9 million above March 31, 2013 deposit balances. On a year over year comparison, increases were recognized in noninterest bearing demand deposits, statement and passbook savings, and money market savings accounts for the period ended March 31, 2014.

Short-term borrowings consisting of overnight repurchase agreements with retail customers and overnight fed funds borrowings from banks increased $13 million from December 31, 2013 and other borrowings increased $5 million as the Company borrowed long-term from the FHLB to offset interest rate risk from the origination of the fixed-rate portfolioed mortgages.

Total shareholders’ equity amounted to $53.9 million, or 9.0% of total assets, at March 31, 2014, compared to $52.4 million, or 8.8% of total assets, at December 31, 2013. The increase in shareholders’ equity during the three months ending March 31, 2014 was due to net income of $1.4 million and other comprehensive income increasing $545 thousand, which were partially offset by dividends declared of $493 thousand. The Company and the Bank met all regulatory capital requirements at March 31, 2014.

RESULTS OF OPERATIONS

Three months ended March 31, 2014 and 2013

For the quarter ended March 31, 2014, the Company recorded net income of $1.416 million or $0.52 per share, as compared to net income of $1.362 million, or $0.50 per share for the quarter ended March 31, 2013. The $54 thousand increase in net income for the quarter was a result of net interest income increasing $206 thousand and federal income tax provision decreasing $26 thousand. These gains were partially offset by an increase in noninterest expense of $118 thousand and a decrease in noninterest income of $85 thousand. Return on average assets and return on average equity were 0.97% and 10.70%, respectively, for the three month period of 2014, compared to 0.96% and 10.43%, respectively for the same quarter in 2013.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended March 31,
	2014		2013
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Interest-earning deposits in other banks	$6,944	0.35%	$34,088	0.29%
Federal funds sold	96	0.24	106	0.16
Taxable securities	136,800	2.33	119,432	1.98
Tax-exempt securities	15,624	4.52	16,378	4.76
Loans	396,028	4.55	373,064	4.98

Total earning assets	555,492	3.95%	543,068	4.01%
Other assets	35,485		32,857

TOTAL ASSETS	$590,977		$575,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$72,309	0.06%	$70,299	0.06%
Savings deposits	152,182	0.09	140,222	0.11
Time deposits	131,288	0.80	156,536	1.10
Other borrowed funds	64,806	0.84	57,678	0.94

Total interest bearing liabilities	420,585	0.42%	424,735	0.58%
Non-interest bearing demand deposits	114,708		95,973
Other liabilities	2,003		2,257
Shareholders’ Equity	53,681		52,960

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$590,977		$575,925

Taxable equivalent net interest spread		3.53%		3.43%
Taxable equivalent net interest margin		3.63%		3.56%

Interest income for the quarter ended March 31, 2014, was $5.3 million representing a $36 thousand increase, or a 1% improvement, compared to the same period in 2013. This increase was primarily due to average loan volume increasing $23 million for the quarter ended March 31, 2014 as compared to the first quarter 2013. Interest expense for the quarter ended March 31, 2014 was $438 thousand, a decrease of $170 thousand, or 28%, from the same period in 2013. The decrease in interest expense occurred primarily due to a decrease of 0.17% in interest rates paid on interest-bearing deposits which decreased from 0.5% in 2013 to 0.3% in 2014 and a rate decrease of .10% on all other borrowings which declined from 0.9% in 2013 to 0.8% for the quarter ended March 31, 2014.

The provision for loan losses for the quarter ended March 31, 2014 was $185 thousand, compared to a $210 thousand provision for the same quarter in 2013. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended March 31, 2014, was $1.0 million, a decrease of $85 thousand, or 8%, compared to the same quarter in 2013. Service charges on deposit accounts decreased $18 thousand, or 6%, compared to the same quarter in 2013 primarily from decreases in overdraft fees. Debit card interchange income increased $20 thousand, or 11%, with greater fee income. Fees from trust and brokerage services increased $2 thousand to $216 thousand for the first quarter 2014 as compared to the same quarter in 2013. The gain on the sale of mortgage loans to the secondary market decreased to $24 thousand for the quarter ending March 31, 2014, from $114 thousand in the quarter ended March 31, 2013. Mortgage originations decreased during the quarter as secondary market mortgage refinancings have declined with higher mortgage interest rates.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Noninterest expenses for the quarter ended March 31, 2014 increased $118 thousand, or 3%, compared to the first quarter of 2013. Salaries and employee benefits decreased $31 thousand, or 2%. Occupancy and equipment expenses increased $24 thousand in 2014 over the first quarter of 2013. Other expenses increased $17 thousand, or 4%, compared to the first quarter 2013.

Federal income tax expense decreased $26 thousand, or 4%, for the quarter ended March 31, 2014 as compared to the first quarter of 2013. The provision for income taxes was $573 thousand (effective rate of 29%) for the quarter ended March 31, 2014, compared to $599 thousand (effective rate of 31%) for the quarter ended March 31, 2013. The decrease in the expense resulted from the recapture of a $35 thousand capital loss valuation reserve.

CAPITAL RESOURCES

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. As of March 31, 2014 the Company and the Bank met all capital adequacy requirements to which they were subject.

LIQUIDITY

(Dollars in millions)	March 31, 2014	December 31, 2013	Change
Cash and cash equivalents	$19	$43	$(24)
Unused lines of credit	29	42	(13)
Unpledged securities at fair market value	64	42	22

	$112	$127	$(15)

Net deposits and short-term liabilities	$494	$473	$21

Liquidity ratio	23.0%	26.9%
Minimum board approved liquidity ratio	20.0%	20.0%

Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses and meet other obligations. Liquidity is monitored by the Company’s Asset Liability Committee. Other sources of liquidity include, but are not limited to, purchases of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, brokered deposits and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.

The liquidity ratio declined to 23% at March 31, 2014, from 27% at December 31, 2013 as a result of seasonal deposit decline with temporary funding from the overnight funds market combined with loan growth.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2014, from the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. All positions are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 through 400 basis point changes, in 100 basis point changes, in market interest rates at March 31, 2014 and December 31, 2013. The net interest income reflected is for the first twelve month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

(Dollars in thousands)
March 31, 2014
Change in interest rates (basis points)	Net interest income	Dollar change	Percentage change	Board Policy Limits
+ 400	$21,006	$487	2.4%	+/-25
+ 300	20,817	298	1.5	+/-15
+ 200	20,649	130	0.6	+/-10
+ 100	20,519	—	—	+/-5
0	20,519	—	—
- 100	20,416	(103)	(0.5)	+/-5

December 31, 2013
Change in interest rates (basis points)	Net interest income	Dollar change	Percentage change	Board Policy Limits
+ 400	$20,812	$962	4.8%	+/-25
+ 300	20,507	657	3.3	+/-15
+ 200	20,217	367	1.8	+/-10
+ 100	19,966	116	0.6	+/-5
0	19,850	—	—
- 100	19,644	(206)	(1.0)	+/-5

CSB BANCORP, INC.

CONTROLS AND PROCEDURES

ITEM 4—CONTROLS AND PROCEDURES

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

Quarter ended March 31, 2014

PART II – OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A—RISK FACTORS.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. No repurchase were made during the quarterly period ended March 31, 2014.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4—MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5—OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended March 31, 2014

PART II – OTHER INFORMATION

ITEM 6—Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: May 13, 2014	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: May 13, 2014	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer

CSB BANCORP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.