Form 10-Q
period 2014-06-30
CSB BANCORP INC /OH
filed 2014-08-13
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at August 1, 2014:
2,738,355 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED June 30, 2014

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
(Dollars in thousands)
Cash and cash equivalents
Cash and due from banks	$21,446	$15,777
Interest-earning deposits in other banks	14,908	26,822

Total cash and cash equivalents	36,354	42,599

Securities
Available-for-sale securities	93,389	101,722
Held-to-maturity securities (fair value of $38,861 in 2014, $42,643 in 2013)	38,946	44,350
Restricted stock, at cost	4,613	5,463

Total securities	136,948	151,535

Loans held for sale	562	—

Loans	411,930	379,125
Less allowance for loan losses	5,063	5,085

Net loans	406,867	374,040

Premises and equipment, net	8,503	8,690
Core deposit intangible	694	759
Goodwill	4,728	4,728
Bank-owned life insurance	9,681	9,551
Accrued interest receivable and other assets	4,555	4,563

TOTAL ASSETS	$608,892	$596,465

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$124,768	$120,325
Interest-bearing	358,904	360,608

Total deposits	483,672	480,933

Short-term borrowings	50,523	48,671
Other borrowings	17,280	12,459
Accrued interest payable and other liabilities	2,178	1,991

Total liabilities	553,653	544,054

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; shares outstanding 2,737,085 in 2014 and 2,736,634 in 2013	18,629	18,629
Additional paid-in capital	9,950	9,964
Retained earnings	32,184	30,232
Treasury stock, at cost - 243,517 shares in 2014 and 243,968 in 2013	(4,944)	(4,958)
Accumulated other comprehensive loss	(580)	(1,456)

Total shareholders’ equity	55,239	52,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$608,892	$596,465

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME
Loans, including fees	$4,631	$4,441	$9,060	$9,008
Taxable securities	736	585	1,522	1,167
Nontaxable securities	115	128	230	255
Other	2	19	8	43

Total interest and dividend income	5,484	5,173	10,820	10,473

INTEREST EXPENSE
Deposits	289	448	593	923
Short-term borrowings	22	16	41	32
Other borrowings	128	117	243	234

Total interest expense	439	581	877	1,189

NET INTEREST INCOME	5,045	4,592	9,943	9,284

PROVISION FOR LOAN LOSSES	150	210	335	420

Net interest income, after provision for loan losses	4,895	4,382	9,608	8,864

NONINTEREST INCOME
Service charges on deposit accounts	316	333	613	648
Trust services	202	226	418	440
Debit card interchange fees	233	190	431	368
Bank-owned life insurance	67	63	130	121
Gain on sale of loans, net	44	102	68	216
Securities gain, net	133	10	133	10
Other	164	142	319	301

Total noninterest income	1,159	1,066	2,112	2,104

NONINTEREST EXPENSES
Salaries and employee benefits	2,110	2,042	4,129	4,092
Occupancy expense	240	255	506	513
Equipment expense	188	177	369	342
Professional and director fees	214	174	396	291
Franchise tax expense	106	147	213	294
FDIC insurance expense	91	84	177	172
Software expense	172	118	334	232
Marketing and public relations	98	106	206	185
Debit card expense	108	50	189	112
Amortization of intangible assets	33	34	65	68
Net cost of operation of other real estate	—	—	—	9
Other	489	476	942	912

Total noninterest expenses	3,849	3,663	7,526	7,222

Income before income taxes	2,205	1,785	4,194	3,746
FEDERAL INCOME TAX PROVISION	683	538	1,256	1,137

NET INCOME	$1,522	$1,247	$2,938	$2,609

Basic and diluted net earnings per share	$0.55	$0.45	$1.07	$0.95

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income	$1,522	$1,247	$2,938	$2,609

Other comprehensive income (loss)
Unrealized gains (losses) arising during the period	584	(3,326)	1,356	(4,072)
Reclassification adjustment for gains included in income	(133)	(10)	(133)	(10)
Income tax effect	(153)	1,134	(416)	1,388
Amount reclassified from accumulated other comprehensive income, held-to-maturity	52	—	104	—
Income tax effect	(18)	—	(35)	—

Other comprehensive income (loss)	332	(2,202)	876	(2,694)

Total comprehensive income (loss)	$1,854	$(955)	$3,814	$(85)

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Balance at beginning of period	$53,879	$52,830	$52,411	$52,453
Net income	1,522	1,247	2,938	2,609
Other comprehensive income (loss)	332	(2,202)	876	(2,694)
Stock options exercised 451 and 574 shares issued in 2014 and 2013	(1)	8	(1)	8
Cash dividends declared	(493)	(492)	(985)	(985)

Balance at end of period	$55,239	$51,391	$55,239	$51,391

Cash dividends declared per share	$0.18	$0.18	$0.36	$0.36

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013
NET CASH FROM OPERATING ACTIVITIES	$2,326	$3,137

CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments held-to-maturity	5,481	—
Proceeds from maturities and repayments available-for-sale	9,605	23,384
Purchases available-for-sale	(2,535)	(26,442)
Proceeds from sale of securities	2,483	500
Proceeds from redemption of restricted stock	850	—
Loan originations, net of repayments	(33,112)	(13,639)
Proceeds from sale of other real estate	—	18
Property, equipment, and software acquisitions	(268)	(473)
Purchase of bank-owned life insurance	—	(1,000)

Net cash used in investing activities	(17,496)	(17,652)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	2,745	(12,558)
Net change in short-term borrowings	1,852	(2,141)
Net change in other borrowings	4,821	(114)
Cash dividends	(492)	(492)
Proceeds from stock options exercised	(1)	8

Net cash provided by (used in) financing activities	8,925	(15,297)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,245)	(29,812)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,599	66,878

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,354	$37,066

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$892	$1,241
Income taxes	1,175	960
Noncash financing activities:
Dividends declared	493	492

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2014, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2013, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year or any future interim period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This Update became effective for the Company on January 1, 2014, and did not have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This Update is not expected to have a significant impact on the Company’s financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This Update is not expected to have a significant impact on the Company’s financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at June 30, 2014 and December 31, 2013:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2014
Available-for-sale securities
U.S. Treasury security	$1,004	$—	$5	$999
U.S. government agencies	20,000	7	285	19,722
Mortgage-backed securities of government agencies	48,059	678	199	48,538
Other mortgage-backed securities	184	3	—	187
Asset-backed securities of government agencies	2,674	17	—	2,691
State and political subdivisions	16,167	460	64	16,563
Corporate bonds	4,502	62	—	4,564
Equity securities	106	19	—	125

Total available-for-sale securities	92,696	1,246	553	93,389

Held-to-maturity securities
U.S. government agencies	15,224	78	110	15,192
Mortgage-backed securities of government agencies	23,722	220	273	23,669

Total held-to-maturity securities	38,946	298	383	38,861

Restricted stock	4,613	—	—	4,613

Total securities	$136,255	$1,544	$936	$136,863

December 31, 2013
Available-for-sale securities
U.S. Treasury security	$1,005	$—	$8	$997
U.S. government agencies	22,999	8	706	22,301
Mortgage-backed securities of government agencies	54,455	536	691	54,300
Other mortgage-backed securities	230	5	—	235
Asset-backed securities of government agencies	2,739	36	—	2,775
State and political subdivisions	16,219	371	143	16,447
Corporate bonds	4,500	44	5	4,539
Equity securities	106	23	1	128

Total available-for-sale securities	102,253	1,023	1,554	101,722

Held-to-maturity securities
U.S. government agencies	19,186	—	828	18,358
Mortgage-backed securities of government agencies	25,164	—	879	24,285

Total held-to-maturity securities	44,350	—	1,707	42,643

Restricted stock	5,463	—	—	5,463

Total securities	$152,066	$1,023	$3,261	$149,828

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at June 30, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale:
Due in one year or less	$3,307	$3,326
Due after one through five years	13,561	13,749
Due after five through ten years	19,901	19,889
Due after ten years	55,821	56,300

Total debt securities available-for-sale	$92,590	$93,264

Held-to-maturity:
Due after five through ten years	$3,735	$3,788
Due after ten years	35,211	35,073

Total debt securities held-to-maturity	$38,946	$38,861

Securities with a carrying value of approximately $83.6 million and $87.9 million were pledged at June 30, 2014 and December 31, 2013, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $4.1 million at June 30, 2014 and $5.0 million at December 31, 2013. The FHLB of Cincinnati mandatorily redeemed members’ stock during the first quarter of 2014. Federal Reserve Bank stock was $471 thousand at June 30, 2014 and December 31, 2013.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2014
Available-for-sale
U.S. Treasury securities	$—	$—	$5	$999	$5	$999
U.S. Government agencies	3	1,997	282	13,718	285	15,715
Mortgage-backed securities of government agencies	150	10,091	49	1,713	199	11,804
State and political subdivisions	1	618	63	2,260	64	2,878
Held-to-maturity
U.S. Government agencies	—	—	110	9,465	110	9,465
Mortgage-backed securities of government agencies	105	5,531	168	10,574	273	16,105

Total temporarily impaired securities	$259	$18,237	$677	$38,729	$936	$56,966

December 31, 2013
Available-for-sale
U.S. Treasury securities	$8	$997	$—	$—	$8	$997
U.S. Government agencies	590	15,409	116	1,884	706	17,293
Mortgage-backed securities of government agencies	691	29,938	—	—	691	29,938
State and political subdivisions	122	3,522	21	233	143	3,755
Corporate bonds	4	1,163	1	499	5	1,662
Equity securities	—	—	1	1	1	1
Held-to-maturity
U.S. Government agencies	771	14,559	57	1,799	828	16,358
Mortgage-backed securities of government agencies	879	20,149	—	—	879	20,149

Total temporarily impaired securities	$3,065	$85,737	$196	$4,416	$3,261	$90,153

There were forty-four (44) securities in an unrealized loss position at June 30, 2014, thirty-four (34) of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at June 30, 2014.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Commercial	$133,237	$117,478
Commercial real estate	142,574	129,828
Residential real estate	118,546	111,445
Construction & land development	9,876	13,444
Consumer	7,391	6,687

Total loans before deferred costs	411,624	378,882
Deferred loan costs	306	243

Total Loans	$411,930	$379,125

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

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. The Company’s management examines current and occasionally projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers; however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2014 and December 31, 2013, approximately 74% and 77%, respectively of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Loans serviced for others approximated $69.1 million and $70.2 million at June 30, 2014 and December 31, 2013, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four (4) counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2014 and December 31, 2013, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The increase in the provision for possible loan losses related to commercial and industrial loans was due to the increase in specific allocation amounts related to impaired and special mention loans and also the increase in loan balances. The increase in the provision related to commercial real estate loans was affected by an increase in the historical loss rate of this loan type, increase in loan balances, and charge-offs that occurred during the six months ended June 30, 2014.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended June 30, 2014
Beginning balance	$1,141	$2,192	$1,054	$145	$77	$456	$5,065
Provision for possible loan losses	182	51	102	(94)	(37)	(54)	150
Charge-offs	(5)	(156)	(2)	—	—		(163)
Recoveries	4	—	3	—	4		11

Net charge-offs	(1)	(156)	1	—	4		(152)

Ending balance	$1,322	$2,087	$1,157	$51	$44	$402	$5,063

Six months ended June 30, 2014
Beginning balance	$1,219	$1,872	$1,205	$178	$91	$520	$5,085
Provision for possible loan losses	113	568	(49)	(127)	(52)	(118)	335
Charge-offs	(18)	(353)	(6)	—	(3)		(380)
Recoveries	8	—	7	—	8		23

Net charge-offs	(10)	(353)	1	—	5		(357)

Ending balance	$1,322	$2,087	$1,157	$51	$44	$402	$5,063

Three months ended June 30, 2013
Beginning balance	$1,176	$1,824	$1,282	$134	$68	$320	$4,804
Provision for possible loan losses	171	42	(110)	28	65	14	210
Charge-offs	(32)	(51)	—	—	(12)		(95)
Recoveries	1	—	2	—	23		26

Net charge-offs	(31)	(51)	2	—	11		(69)

Ending balance	$1,316	$1,815	$1,174	$162	$144	$334	$4,945

Six months ended June 30, 2013
Beginning balance	$933	$1,902	$1,096	$253	$76	$320	$4,580
Provision for possible loan losses	413	(36)	67	(91)	53	14	420
Charge-offs	(38)	(51)	—	—	(22)		(111)
Recoveries	8	—	11	—	37		56

Net charge-offs	(30)	(51)	11	—	15		(55)

Ending balance	$1,316	$1,815	$1,174	$162	$144	$334	$4,945

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and based on the impairment method as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
June 30, 2014
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$383	$421	$207	$—	$—	$—	$1,011
Collectively evaluated for impairment	939	1,666	950	51	44	402	4,052

Total ending allowance balance	$1,322	$2,087	$1,157	$51	$44	$402	$5,063

Loans:
Loans indvidually evaluated for impairment	$7,128	$3,427	$1,815	$—	$—		$12,370
Loans collectively evaluated for impairment	126,109	139,147	116,731	9,876	7,391		399,254

Total ending loans balance	$133,237	$142,574	$118,546	$9,876	$7,391		$411,624

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
December 31, 2013
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$241	$331	$212	$—	$—	$—	$784
Collectively evaluated for impairment	978	1,541	993	178	91	520	4,301

Total ending allowance balance	$1,219	$1,872	$1,205	$178	$91	$520	$5,085

Loans:
Loans indvidually evaluated for impairment	$5,576	$3,220	$1,844	$—	$—		$10,640
Loans collectively evaluated for impairment	111,902	126,608	109,601	13,444	6,687		368,242

Total ending loans balance	$117,478	$129,828	$111,445	$13,444	$6,687		$378,882

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
June 30, 2014
Commercial	$7,202	$52	$7,092	$7,144	$383
Commercial real estate	3,548	106	3,321	3,427	421
Residential real estate	1,958	564	1,256	1,820	207

Total impaired loans	$12,708	$722	$11,669	$12,391	$1,011

December 31, 2013
Commercial	$5,595	$7	$5,580	$5,587	$241
Commercial real estate	3,540	563	2,658	3,221	331
Residential real estate	2,001	337	1,510	1,847	212
Construction & land development	—	—	—	—	—

Total impaired loans	$11,136	$907	$9,748	$10,655	$784

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Average recorded investment:
Commercial	$6,983	$3,773	$6,593	$3,988
Commercial real estate	3,486	3,577	3,591	3,838
Residential real estate	1,838	1,660	1,861	1,662
Construction & land development	—	1	—	42

Average recorded investment in impaired loans	$12,307	$9,011	$12,045	$9,530

Interest income recognized:
Commercial	$41	$40	$102	$85
Commercial real estate	35	36	70	85
Residential real estate	16	14	31	29
Construction & land development	—	—	—	2

Total interest income recognized	$92	$90	$203	$201

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the aging of past due loans and nonaccrual loans as of June 30, 2014 and December 31, 2013 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
June 30, 2014
Commercial	$130,938	$20	$21	$—	$2,258	$2,299	$133,237
Commercial real estate	140,845	32	141	100	1,456	1,729	142,574
Residential real estate	116,494	692	143	180	1,037	2,052	118,546
Construction & land development	9,865	11	—	—	—	11	9,876
Consumer	7,312	79	—	—	—	79	7,391

Total Loans	$405,454	$834	$305	$280	$4,751	$6,170	$411,624

December 31, 2013
Commercial	$117,342	$15	$37	$—	$84	$136	$117,478
Commercial real estate	128,462	111	107	40	1,108	1,366	129,828
Residential real estate	109,274	616	467	46	1,042	2,171	111,445
Construction & land development	12,494	—	—	950	—	950	13,444
Consumer	6,524	123	40	—	—	163	6,687

Total Loans	$374,096	$865	$651	$1,036	$2,234	$4,786	$378,882

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed. Loans whose terms have been modified as TDR’s totaled $9.2 million as of June 30, 2014, and $8.6 million as of December 31, 2013, with $509 thousand and $583 thousand of specific reserves allocated to those loans, respectively. At June 30, 2014, $8.5 million of the loans classified as TDR’s were performing in accordance with their modified terms. Of the remaining $695 thousand, all were in nonaccrual of interest status.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans restructured during the six month period ended June 30, 2014 and the three and six month periods ended June 30, 2013. There were no loan modifications of loans that were considered troubled debt restructurings completed during the three month period ending June 30, 2014.

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
For the Six Months Ended June 30, 2014
Residential Real Estate	1	$84	$84

Total Restructured Loans	1	$84	$84

For the Three Months Ended June 30, 2013
Commercial	2	$76	$76

Total Restructured Loans	2	$76	$76

For the Six Months Ended June 30, 2013
Commercial	2	$76	$76

Total Restructured Loans	2	$76	$76

The loans restructured were modified by changing the monthly payment to interest only. No principal reduction was made. None of the loans that were restructured in 2012 or 2013 have subsequently defaulted in the six month periods ended June 30, 2014 and 2013.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $275 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class is as follows as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
June 30, 2014
Commercial	$113,962	$8,696	$8,664	$—	$1,915	$133,237
Commercial real estate	131,598	6,588	3,586	—	802	142,574
Residential real estate	228	—	44	—	118,274	118,546
Construction & land development	5,294	3,354	—	—	1,228	9,876
Consumer	—	—	—	—	7,391	7,391

Total	$251,082	$18,638	$12,294	$—	$129,610	$411,624

December 31, 2013
Commercial	$101,195	$10,352	$5,066	$—	$865	$117,478
Commercial real estate	115,265	9,076	4,041	—	1,446	129,828
Residential real estate	237	—	47	—	111,161	111,445
Construction & land development	9,470	587	1,884	—	1,503	13,444
Consumer	—	—	—	—	6,687	6,687

Total	$226,167	$20,015	$11,038	$—	$121,662	$378,882

The following table presents loans that are not rated by class of loans as of June 30, 2014 and December 31, 2013. Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non-Performing	Total
June 30, 2014
Commercial	$1,915	$—	$1,915
Commercial real estate	802	—	802
Residential real estate	117,101	1,173	118,274
Construction & land development	1,228	—	1,228
Consumer	7,391	—	7,391

Total	$128,437	$1,173	$129,610

December 31, 2013
Commercial	$865	$—	$865
Commercial real estate	1,446	—	1,446
Residential real estate	110,119	1,042	111,161
Construction & land development	1,503	—	1,503
Consumer	6,687	—	6,687

Total	$120,620	$1,042	$121,662

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4- FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of June 30, 2014 and December 31, 2013 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2014
ASSETS:
Securities available-for-sale:
U.S. Treasury securities	$999	$—	$—	$999
U.S. Government agencies	—	19,722	—	19,722
Mortgage-backed securities of government agencies	—	48,725	—	48,725
Asset-backed securities of government agencies	—	2,691	—	2,691
States and political subdivisions	—	16,563	—	16,563
Corporate bonds	—	4,564	—	4,564

Total debt securities	999	92,265	—	93,264
Equity securities	125	—	—	125

Total securities available-for-sale	1,124	92,265	—	93,389
Loans held for sale	562	—	—	562

Total Assets	$1,686	$92,265	$—	$93,951

December 31, 2013
ASSETS:
Securities available-for-sale:
U.S. Treasury securities	$997	$—	$—	$997
U.S. Government agencies	—	22,301	—	22,301
Mortgage-backed securities of government agencies	—	54,535	—	54,535
Asset-backed securities of government agencies	—	2,775	—	2,775
States and political subdivisions	—	16,447	—	16,447
Corporate bonds	—	4,539	—	4,539

Total debt securities	997	100,597	—	101,594
Equity securities	128	—	—	128

Total securities available-for-sale	$1,125	$100,597	$—	$101,722

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of June 30, 2014 and December 31, 2013, by level within the fair value hierarchy. Impaired loans and other real estate are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4- FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2014
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$11,359	$11,359
Mortgage servicing rights	—	—	228	228

December 31, 2013
Impaired loans	$—	$—	$9,856	$9,856
Mortgage servicing rights	—	—	225	225

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2014
Impaired loans	$10,695	Discounted cash flow	Remaining term Discount rate	1 mos to 28 yrs/(69 months) 4.3% to 12% / (6.8%)
	664	Appraisal of collateral (1),(3)	Appraisal adjustments (2) Liquidation expense (2)	-20% to -25% -10%
Mortgage servicing rights	228	Discounted cash flow	Remaining term Discount rate	6 mos to 30 yrs 1.5% / (1.5%)

December 31, 2013
Impaired loans	$8,663	Discounted cash flow	Remaining term Discount rate	3 mos to 29 yrs/(62 mos) 7.1% to 12% / (7.5%)
	1,193	Appraisal of collateral (1),(3)	Appraisal adjustments (2) Liquidation expense (2)	-20% to -25% -10%
Mortgage servicing rights	225	Discounted cash flow	Remaining term Discount rate	12 mos to 30 yrs/(244 mos) 1.5% / (1.5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of June 30, 2014 and December 31, 2013 are as follows:

(Dollars in thousands)	Carrying Value	Level 1	Level II	Level III	Total Fair Value
June 30, 2014
Financial assets:
Cash and cash equivalents	$36,354	$36,354	$—	$—	$36,354
Securities available for sale	93,389	1,124	92,265	—	93,389
Securities held-to-maturity	38,946	—	38,861	—	38,861
Restricted stock	4,613	—	4,613	—	4,613
Loans held for sale	562	562	—	—	562
Net loans	406,867	—	—	410,678	410,678
Bank-owned life insurance	9,681	9,681	—	—	9,681
Accrued interest receivable	1,365	1,365	—	—	1,365
Financial liabilities:
Deposits	$483,672	$353,597	$—	$130,750	$484,347
Short-term borrowings	50,523	50,523	—	—	50,523
Other borrowings	17,280	—	—	17,775	17,775
Accrued interest payable	88	88	—	—	88

December 31, 2013
Financial assets:
Cash and cash equivalents	$42,599	$42,599	$—	$—	$42,599
Securities available for sale	101,722	1,125	100,597	—	101,722
Securities held-to-maturity	44,350	—	42,643	—	42,643
Restricted stock	5,463	—	5,463	—	5,463
Net loans	374,040	—	—	375,055	375,055
Bank-owned life insurance	9,551	9,551	—	—	9,551
Accrued interest receivable	1,374	1,374	—	—	1,374
Financial liabilities:
Deposits	$480,933	$346,589	$—	$135,106	$481,695
Short-term borrowings	48,671	48,671	—	—	48,671
Other borrowings	12,459	—	—	12,559	12,559
Accrued interest payable	96	96	—	—	96

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

The Company also has unrecognized financial instruments at June 30, 2014 and December 31, 2013. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $124.3 million at June 30, 2014 and $120.3 million at December 31, 2013. Such amounts are also considered to be the estimated fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income by component net of tax for the three and six month periods ended June 30, 2014 and 2013:

(Dollars in thousands)	Pretax	Tax (Expense) Benefit	After-tax	Affected Line Item in the Consolidated Statements of Income
Three months ended June 30, 2014
Balance as of March 31, 2014	($1,381)	$469	($912)
Unrealized holding gain on available-for-sale securities arising during the period	584	(198)	386
Reclassify gain included in income	(133)	45	(88)	(a,b	)
Amortization of held-to-maturity discount resulting from transfer	52	(18)	34	(c	)

Total other comprehensive income	503	(171)	332

Balance as of June 30, 2014	($878)	$298	($580)

Three months ended June 30, 2013
Balance as of March 31, 2013	$2,079	($707)	$1,372
Unrealized holding loss on available-for-sale securities arising during the period	($3,327)	$1,132	($2,195)
Reclassify gain included in income	(10)	3	(7)	(a,b	)

Total other comprehensive loss	(3,337)	1,135	(2,202)

Balance as of June 30, 2013	($1,258)	$428	($830)

Six months ended June 30, 2014
Balance as of December 31, 2013	($2,207)	$751	($1,456)
Unrealized holding gain on available-for-sale securities arising during the period	1,356	(461)	895
Reclassify gain included in income	(133)	45	(88)	(a,b	)
Amortization of held-to-maturity discount resulting from transfer	104	(35)	69	(c	)

Total other comprehensive income	1,327	(451)	876

Balance as of June 30, 2014	($880)	$300	($580)

Six months ended June 30, 2013
Balance as of December 31, 2012	$2,824	($960)	$1,864
Unrealized holding loss on available-for-sale securities arising during the period	(4,072)	1,385	(2,687)
Reclassify gain included in income	(10)	3	(7)	(a,b	)

Total other comprehensive loss	(4,082)	1,388	(2,694)

Balance as of June 30, 2013	($1,258)	$428	($830)

(a)	Securities gain, net
(b)	Federal Income Tax Provision
(c)	There was no income statement effect from the transfer of securities to held-to-maturity.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at June 30, 2014 as compared to December 31, 2013, and the consolidated results of operations for the three and six month periods ended June 30, 2014 compared to the same periods in 2013. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $609 million at June 30, 2014, compared to $597 million at December 31, 2013, representing an increase of $12 million, or 2%. This growth was funded by a $5 million increase in other borrowings, $3 million increase in total deposits and a $2 million increase in short-term borrowings, during the six month period ended June 30, 2014. Cash and cash equivalents decreased $6 million, or 15%, while investments decreased $15 million or 10% during the six months ending June 30, 2014, partially funding a $33 million increase in loans.

Net loans increased $33 million, or 9%, during the six months ended June 30, 2014. Commercial loans including commercial real estate loans increased $29 million, or 12%, while construction and land development loans decreased $4 million, or 27%, with several construction projects transferring to permanent financing during the six month period. Residential real estate loans increased $7 million, or 6%, and consumer loans increased 11% over December 31, 2013. Consumers continued to refinance their mortgage loans for lower long-term rates. Since 2012, the Bank originated and retained some fifteen year fixed-rate mortgage loans for its portfolio. Residential mortgage originations retained for the six months ended June 30, 2014 were $12.6 million as compared to $7 million for the prior year six month period. The Bank originates and sells fixed-rate thirty year mortgages into the secondary market.

The allowance for loan losses as a percentage of total loans was 1.23% at June 30, 2014, a decrease from 1.34% at December 31, 2013. Outstanding loan balances increased 9% to $412 million at June 30, 2014. A provision of $335 thousand, offset by net charge-offs of $357 thousand, decreased the allowance for loan losses for the six months ended June 30, 2014.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

During first quarter 2014, a $2.9 million commercial relationship was placed on nonaccrual with an assigned specific reserve. Nonaccrual loans decreased during second quarter 2014, while new loans totaling $272 thousand were placed on nonaccrual status, two (2) relationships of $313 thousand exited the bank and pay downs of $110 thousand were received during the quarter on loans in nonaccrual status.

(Dollars in thousands)	June 30, 2014		December 31, 2013		June 30, 2013
Non-performing loans	$5,031		$3,270		$2,393
Other real estate	—		—		—
Allowance for loan losses	5,063		5,085		4,945
Total loans	411,930		379,125		378,191
Allowance: Loans	1.23%		1.34%		1.31%
Allowance: Non-performing loans	1.0	x	1.6	x	2.1	x

The ratio of gross loans to deposits was 85% at June 30, 2014, compared to 79% at December 31, 2013. The increase in this ratio is the result of loan volume increases during the six months ended June 30, 2014.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $936 thousand within the available-for-sale and held-to-maturity portfolios as of June 30, 2014, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments detailed above on June 30, 2014, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits increased $3 million, or 1%, from December 31, 2013 with noninterest bearing deposits increasing $4 million and interest-bearing deposit accounts decreasing $1 million. Total deposits as of June 30, 2014 are $21 million above June 30, 2013 deposit balances. On a year over year comparison, increases were recognized in noninterest bearing demand deposits, interest bearing demand deposits, statement and passbook savings and money market savings accounts for the period ended June 30, 2014.

Short-term borrowings consisting of overnight repurchase agreements with retail customers increased $2 million from December 31, 2013 and other borrowings increased $5 million as the Company borrowed long-term from the FHLB to offset interest rate risk from the origination of the fixed-rate portfolioed mortgages.

Total shareholders’ equity amounted to $55.2 million, or 9.1% of total assets, at June 30, 2014, compared to $52.4 million, or 8.8% of total assets, at December 31, 2013. The increase in shareholders’ equity during the six months ending June 30, 2014 was due to net income of $2.9 million and other comprehensive income increasing $876 thousand, which were partially offset by dividends declared of $985 thousand. The Company and the Bank met all regulatory capital requirements at June 30, 2014.

RESULTS OF OPERATIONS

Three months ended June 30, 2014 and 2013

For the quarter ended June 30, 2014, the Company recorded net income of $1.5 million or $0.55 per share, as compared to net income of $1.2 million, or $0.45 per share for the quarter ended June 30, 2013. The $275 thousand increase in net income for the quarter was a result of net interest income increasing $453 thousand and total noninterest income increasing $93 thousand. These gains were partially offset by an increase in noninterest expense of $186 thousand and an increase in federal income tax provision of $145 thousand. Return on average assets and return on average equity were 1.02% and 11.09%, respectively, for the three month period of 2014, compared to 0.88% and 9.32%, respectively for the same quarter in 2013.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended June 30,
	2014		2013
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Interest-earning deposits in other banks	$4,137	0.19%	$27,429	0.28%
Federal funds sold	82	0.28	217	0.08
Taxable securities	130,171	2.27	117,583	2.00
Tax-exempt securities	15,657	4.46	16,489	4.72
Loans	411,016	4.53	375,447	4.76

Total earning assets	561,063	3.97%	537,165	3.92%
Other assets	37,030		34,404

TOTAL ASSETS	$598,093		$571,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$73,147	0.06%	$71,125	0.06%
Savings deposits	149,799	0.09	138,136	0.10
Time deposits	129,245	0.75	152,349	1.06
Other borrowed funds	72,303	0.83	54,510	0.98

Total interest bearing liabilities	424,494	0.41%	416,120	0.56%
Non-interest bearing demand deposits	116,647		99,878
Other liabilities	1,900		1,894
Shareholders’ Equity	55,052		53,677

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$598,093		$571,569

Taxable equivalent net interest spread		3.56%		3.36%
Taxable equivalent net interest margin		3.66%		3.49%

Interest income for the quarter ended June 30, 2014, was $5.5 million representing a $311 thousand increase, or a 6% improvement, compared to the same period in 2013. This increase was primarily due to average loan volume increasing $36 million for the quarter ended June 30, 2014 as compared to the second quarter 2013. Interest expense for the quarter ended June 30, 2014 was $439 thousand, a decrease of $142 thousand, or 24%, from the same period in 2013. The decrease in interest expense occurred primarily due to a decrease of 0.17% in interest rates paid on interest-bearing deposits which decreased from 0.50% in 2013 to 0.33% in 2014 and a rate decrease of 0.15% on all other borrowings which declined from 0.98% in 2013 to 0.83% for the quarter ended June 30, 2014.

The provision for loan losses for the quarter ended June 30, 2014 was $150 thousand, compared to a $210 thousand provision for the same quarter in 2013. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended June 30, 2014, was $1.2 million, an increase of $93 thousand, or 9%, compared to the same quarter in 2013. Gain on sale of investments was $133 thousand in the second quarter 2014 as compared to $10 thousand in the second quarter 2013. Service charges on deposit accounts decreased $17 thousand, or 5%, compared to the same quarter in 2013 primarily from decreases in overdraft fees. Debit card interchange income increased $43 thousand, or 23%, with greater fee income. Fees from trust and brokerage services decreased $24 thousand to $202 thousand for the second quarter 2014 as compared to the same quarter in 2013. The gain on the sale of mortgage loans to the secondary market decreased to $44 thousand for the quarter ending June 30, 2014, from $102 thousand in the same quarter in 2013. Mortgage originations decreased during the quarter as secondary market mortgage refinancings have declined with higher mortgage interest rates.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Noninterest expenses for the quarter ended June 30, 2014 increased $186 thousand, or 5%, compared to the second quarter of 2013. Salaries and employee benefits increased $68 thousand, or 3%. Occupancy and equipment expenses decreased $4 thousand in 2014 over the second quarter of 2013. Other expenses increased $13 thousand, or 3%, compared to the second quarter 2013.

Federal income tax expense increased $145 thousand, or 27%, for the quarter ended June 30, 2014 as compared to the second quarter of 2013. The provision for income taxes was $683 thousand (effective rate of 31%) for the quarter ended June 30, 2014, compared to $538 thousand (effective rate of 30%) for the same quarter ended 2013. The increase in the expense resulted from increased income.

RESULTS OF OPERATIONS

Six months ended June 30, 2014 and 2013

Net income for the six months ended June 30, 2014, was $2.9 million or $1.07 per share, as compared to $2.6 million or $0.95 per share during the same period in 2013. Return on average assets and return on average equity were 1.00% and 10.90%, respectively, for the six month period of 2014, compared to 0.92% and 9.87%, respectively for 2013.

Comparative net income increased as net interest income improved to $10 million for the six months ended June 30, 2013, an increase of $659 thousand or 7% from the same period last year. Total noninterest income rose $8 thousand to $2.1 million. The provision for loan losses decreased $85 thousand or 20% during the same comparative period. These improvements were partially offset by higher noninterest expenses for the six month period ending in 2014 as compared to 2013.

Interest income on loans increased $52 thousand, or 1%, for the six months ended June 30, 2014, as compared to the same period in 2013. This increase was primarily due to an average volume increase of $29 million for the comparable six month periods. Interest income on securities increased $330 thousand, or 23%, as the average volume of securities increased $15 million for the comparable six month periods. Interest income on fed funds sold and interest bearing deposits decreased $35 thousand for the six months ended June 30, 2014 as the average fed funds sold and due from banks interest bearing balances decreased $25 million, compared to the same period in 2013.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Average Balance Sheet and Net Interest Margin Analysis

	For the six months ended June 30,
	2014		2013
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Due from banks-interest bearing	$5,533	0.29%	$30,740	0.28%
Federal funds sold	89	0.23	162	0.17
Taxable securities	133,468	2.30	118,141	1.99
Tax-exempt securities	15,640	4.49	16,434	4.74
Loans	403,563	4.54	374,263	4.86

Total earning assets	558,293	3.96%	539,740	3.97%
Other assets	36,262		33,972

TOTAL ASSETS	$594,555		$573,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$72,730	0.06%	$70,715	0.06%
Savings deposits	150,984	0.09	139,172	0.11
Time deposits	130,261	0.78	154,431	1.08
Other borrowed funds	68,575	0.84	56,085	0.96

Total interest bearing liabilities	422,550	0.42%	420,403	0.57%
Non-interest bearing demand deposits	115,683		97,928
Other liabilities	1,951		2,061
Shareholders’ Equity	54,371		53,320

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$594,555		$573,712

Taxable equivalent net interest spread		3.54%		3.40%
Taxable equivalent net interest margin		3.64%		3.53%

Interest expense decreased $312 thousand to $877 thousand for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Interest expense on deposits decreased $330 thousand, or 36%, from the same period as last year, while interest expense on short-term and other borrowings increased $18 thousand or 7%. The decrease in interest expense has been caused by lower interest rates being paid across the board on interest-bearing deposit accounts and borrowings. Additionally, during the comparable six month periods, the Company grew non-interest bearing deposits by $18 million in 2014. Time deposits continue to renew at lower interest rates, and some depositors have moved monies to savings instruments anticipating higher rates than time deposits. Competition for deposits appears to be decreasing from a year ago with larger money center banks reducing the premium paid for term deposits. The net interest margin increased by 11 basis points for the six month period ended June 30, 2014, to 3.64%, from 3.53% for the same period in 2013. This margin increase is primarily the result of decreased interest expense and the change in the asset mix from overnight funds to loans.

The provision for loan losses was $335 thousand during the six months of 2014, compared to $420 thousand in the same six month period of 2013. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.

Non-interest income increased $8 thousand during the six months ended June 30, 2014, as compared to the same period in 2013. Gain on the sale of investments increased by $123 thousand for the six months ended June 30, 2014 as compared to the same period in 2013. Debit card interchange income increased $63 thousand or 17% as a result of increased servicer revenue during the six months of 2014. Service charges on deposits decreased $35 thousand from the same period in 2013 reflecting a decrease in overdraft fees based on volume.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Decreases were recognized in gains on mortgage loans sold in the secondary market on a year over year basis as refinancing activity decreased with rising mortgage rates.

Non-interest expenses increased $304 thousand, or 4%, for the six months ended June 30, 2014, compared to the same period in 2013. Professional fees increased $105 thousand, or 36%, as loan legal and collection fees were $73 thousand for the six month period ended June 30, 2014 as compared to a $16 thousand credit recovery recognized for the six months ended June 30, 2013. The bank recovered $43 thousand of previously expensed legal fees during the six month period in 2013 that did not recur in 2014. Software expense increased $102 thousand for the six month period in 2014 as compared to the same period in 2013 reflecting the cost and amortization of the new core system that was installed in fourth quarter 2013. The Bank’s FDIC deposit premium increased $5 thousand to $177 thousand for the six months ended 2014 reflecting an increase in assets for the six months ended June 30, 2014 as compared to 2013. Salaries and employee benefits increased $37 thousand, or 1%, primarily the result of salary increases. Occupancy and equipment expense increased $20 thousand, or 2%, reflecting the increase in depreciation expense as compared to 2013.

The provision for income taxes was $1.3 million (effective rate of 30%) for the six months ended June 30, 2014, compared to $1.1 million (effective rate of 30%) for the same period in 2013.

CAPITAL RESOURCES

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. As of June 30, 2014 the Company and the Bank met all capital adequacy requirements to which they were subject.

LIQUIDITY

(Dollars in millions)	June 30, 2014	December 31, 2013	Change
Cash and cash equivalents	$36	$43	$(7)
Unused lines of credit	43	42	1
Unpledged securities at fair market value	50	42	8

	$129	$127	$2

Net deposits and short-term liabilities	$495	$473	$22

Liquidity ratio	26.1%	26.9%
Minimum board approved liquidity ratio	20.0%	20.0%

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

The liquidity ratio declined to 26% at June 30, 2014, from 27% at December 31, 2013 as a result of seasonal deposit decline with temporary funding from the overnight funds market combined with loan growth.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2014, from the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. All positions are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 through 400 basis point changes, in 100 basis point changes, in market interest rates at June 30, 2014 and December 31, 2013. The net interest income reflected is for the first twelve month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

(Dollars in thousands)
June 30, 2014
Change in interest rates (basis points)	Net interest income	Dollar change	Percentage change	Board Policy Limits
+ 400	$21,255	$932	4.6%	+/-25
+ 300	20,960	637	3.1	+/-15
+ 200	20,678	355	1.7	+/-10
+ 100	20,439	116	0.6	+/-5
0	20,323	—	—
- 100	20,140	(183)	(0.9)	+/-5

December 31, 2013
Change in interest rates (basis points)	Net interest income	Dollar change	Percentage change	Board Policy Limits
+ 400	$20,812	$962	4.8%	+/-25
+ 300	20,507	657	3.3	+/-15
+ 200	20,217	367	1.8	+/-10
+ 100	19,966	116	0.6	+/-5
0	19,850	—	—
- 100	19,644	(206)	(1.0)	+/-5

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

Quarter ended June 30, 2014

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

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June 30, 2014

PART II – OTHER INFORMATION

ITEM 6-	Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: August 13, 2014	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: August 13, 2014	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer

CSB BANCORP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.