Form 10-Q
period 2014-09-30
CSB BANCORP INC /OH
filed 2014-11-13
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at November 1, 2014:
2,738,355 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2014

Part I - Financial Information

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
(Dollars in thousands)
Cash and cash equivalents
Cash and due from banks	$14,578	$15,777
Interest-earning deposits in other banks	22,232	26,822

Total cash and cash equivalents	36,810	42,599

Securities
Available-for-sale securities	98,836	101,722
Held-to-maturity securities (fair value of $38,124 in 2014, $42,643 in 2013)	38,110	44,350
Restricted stock, at cost	4,614	5,463

Total securities	141,560	151,535

Loans	409,908	379,125
Less allowance for loan losses	5,188	5,085

Net loans	404,720	374,040

Premises and equipment, net	8,395	8,690
Core deposit intangible	662	759
Goodwill	4,728	4,728
Bank-owned life insurance	9,748	9,551
Accrued interest receivable and other assets	4,359	4,563

TOTAL ASSETS	$610,982	$596,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$131,498	$120,325
Interest-bearing	355,023	360,608

Total deposits	486,521	480,933

Short-term borrowings	48,713	48,671
Other borrowings	17,118	12,459
Accrued interest payable and other liabilities	2,360	1,991

Total liabilities	554,712	544,054

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; shares outstanding 2,738,355 in 2014 and 2,736,634 in 2013	18,629	18,629
Additional paid-in capital	9,918	9,964
Retained earnings	33,171	30,232
Treasury stock, at cost - 242,247 shares in 2014 and 243,968 in 2013	(4,905)	(4,958)
Accumulated other comprehensive loss	(543)	(1,456)

Total shareholders’ equity	56,270	52,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$610,982	$596,465

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME
Loans, including fees	$4,645	$4,413	$13,705	$13,421
Taxable securities	661	669	2,182	1,835
Nontaxable securities	115	130	345	385
Other	14	23	23	67

Total interest and dividend income	5,435	5,235	16,255	15,708

INTEREST EXPENSE
Deposits	291	423	884	1,346
Short-term borrowings	18	18	59	50
Other borrowings	129	117	372	351

Total interest expense	438	558	1,315	1,747

NET INTEREST INCOME	4,997	4,677	14,940	13,961
PROVISION FOR LOAN LOSSES	123	210	458	630

Net interest income, after provision for loan losses	4,874	4,467	14,482	13,331

NONINTEREST INCOME
Service charges on deposit accounts	324	353	937	1,001
Trust services	199	201	617	641
Debit card interchange fees	236	198	667	566
Bank-owned life insurance	67	67	197	188
Gain on sale of loans, net	77	67	145	283
Securities gain, net	—	149	133	159
Other	174	155	493	456

Total noninterest income	1,077	1,190	3,189	3,294

NONINTEREST EXPENSES
Salaries and employee benefits	2,123	2,028	6,253	6,119
Occupancy expense	255	245	761	758
Equipment expense	180	182	549	525
Professional and director fees	132	174	528	465
Franchise tax expense	107	147	320	440
FDIC insurance expense	90	90	267	262
Software expense	177	133	510	365
Marketing and public relations	79	89	285	274
Debit card expense	107	62	296	175
Amortization of intangible assets	32	34	97	101
Net cost of operation of other real estate	—	—	—	9
Other	488	450	1,429	1,363

Total noninterest expenses	3,770	3,634	11,295	10,856

Income before income taxes	2,181	2,023	6,376	5,769
FEDERAL INCOME TAX PROVISION	674	616	1,931	1,753

NET INCOME	$1,507	$1,407	$4,445	$4,016

Basic and diluted net earnings per share	$0.55	$0.52	$1.62	$1.47

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income	$1,507	$1,407	$4,445	$4,016

Other comprehensive income (loss)
Unrealized gains (losses) arising during the period	—	1,644	1,356	(2,428)
Unrealized losses on held to maturity transfer	—	(1,931)	—	(1,931)
Reclassification adjustment for gains included in income	—	(149)	(133)	(159)
Income tax effect	—	148	(416)	1,536
Amount reclassified from accumulated other comprehensive income, held-to-maturity	56	198	160	198
Income tax effect	(19)	(67)	(54)	(67)

Other comprehensive income (loss)	37	(157)	913	(2,851)

Total comprehensive income	$1,544	$1,250	$5,358	$1,165

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Balance at beginning of period	$55,239	$51,391	$52,411	$52,453
Net income	1,507	1,407	4,445	4,016
Other comprehensive income (loss)	37	(157)	913	(2,851)
Stock options exercised	7	—	6	8
Cash dividends declared	(520)	(492)	(1,505)	(1,477)

Balance at end of period	$56,270	$52,149	$56,270	$52,149

Cash dividends declared per share	$0.19	$0.18	$0.55	$0.54
Stock Options exercised	1,270	—	1,721	574

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
NET CASH FROM OPERATING ACTIVITIES	$5,100	$4,912
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, held-to-maturity	6,356	572
Proceeds from maturities and repayments, available-for-sale	17,604	27,560
Purchases available-for-sale	(16,054)	(46,941)
Proceeds from sale of securities	2,483	4,309
Proceeds from redemption of restricted stock	850	—
Loan originations, net of repayments	(31,071)	(12,946)
Proceeds from sale of other real estate	—	18
Property, equipment, and software acquisitions	(376)	(1,127)
Purchase of bank-owned life insurance	—	(1,000)

Net cash used in investing activities	(20,208)	(29,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	5,597	5,470
Net change in short-term borrowings	42	2,052
Net change in other borrowings	4,659	(161)
Cash dividends	(985)	(985)
Proceeds from stock options exercised	6	8

Net cash provided by (used in) financing activities	9,319	6,384

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,789)	(18,259)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,599	66,878

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,810	$48,619

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,333	$1,814
Income taxes	1,775	1,585
Noncash investing activities:
Transfer of securities from available-for-sale to held-to-maturity	—	38,930
Noncash financing activities:
Dividends declared	520	492

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2014, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2013, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year or any future interim period.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This Update is not expected to have a significant impact on the Company’s financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at September 30, 2014 and December 31, 2013:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2014
Available-for-sale securities
U.S. Treasury security	$1,004	$—	$5	$999
U.S. government agencies	23,200	11	227	22,984
Mortgage-backed securities of government agencies	49,992	560	176	50,376
Other mortgage-backed securities	174	3	—	177
Asset-backed securities of government agencies	2,640	3	4	2,639
State and political subdivisions	16,527	488	38	16,977
Corporate bonds	4,502	55	2	4,555
Equity securities	106	23	—	129

Total available-for-sale securities	98,145	1,143	452	98,836

Held-to-maturity securities
U.S. government agencies	15,243	145	38	15,350
Mortgage-backed securities of government agencies	22,867	168	261	22,774

Total held-to-maturity securities	38,110	313	299	38,124

Restricted stock	4,614	—	—	4,614

Total securities	$140,869	$1,456	$751	$141,574

December 31, 2013
Available-for-sale securities
U.S. Treasury security	$1,005	$—	$8	$997
U.S. government agencies	22,999	8	706	22,301
Mortgage-backed securities of government agencies	54,455	536	691	54,300
Other mortgage-backed securities	230	5	—	235
Asset-backed securities of government agencies	2,739	36	—	2,775
State and political subdivisions	16,219	371	143	16,447
Corporate bonds	4,500	44	5	4,539
Equity securities	106	23	1	128

Total available-for-sale securities	102,253	1,023	1,554	101,722

Held-to-maturity securities
U.S. government agencies	19,186	—	828	18,358
Mortgage-backed securities of government agencies	25,164	—	879	24,285

Total held-to-maturity securities	44,350	—	1,707	42,643

Restricted stock	5,463	—	—	5,463

Total securities	$152,066	$1,023	$3,261	$149,828

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at September 30, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale:
Due in one year or less	$3,781	$3,790
Due after one through five years	13,223	13,403
Due after five through ten years	26,318	26,367
Due after ten years	54,717	55,147

Total debt securities available-for-sale	$98,039	$98,707

Held-to-maturity:
Due after five through ten years	$5,682	$5,748
Due after ten years	32,428	32,376

Total debt securities held-to-maturity	$38,110	$38,124

Securities with a carrying value of approximately $83.6 million and $87.9 million were pledged at September 30, 2014 and December 31, 2013, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $4.1 million at September 30, 2014 and $5.0 million at December 31, 2013. The FHLB of Cincinnati mandatorily redeemed members’ stock during the first quarter of 2014. Federal Reserve Bank stock was $471 thousand at September 30, 2014 and December 31, 2013.

The following table shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of the sales.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Proceeds	$—	$3,809	$2,483	$4,309
Realized gains	—	149	133	159
Realized losses	—	—	—	—

Net securities gains	$—	$149	$133	$159

The income tax provision applicable to realized gains amounted to $0 and $51 thousand for the three month periods ending September 30, 2014 and 2013, respectively. The income tax provision applicable to realized gains amounted to $45 thousand and $54 thousand for the nine month periods ending September 30, 2014 and 2013, respectively. There were no tax benefits recognized from realized losses in 2014 or 2013.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2014 Available-for-sale
U.S. Treasury securities	$—	$—	$5	$999	$5	$999
U.S. Government agencies	28	5,172	199	9,801	227	14,973
Mortgage-backed securities of government agencies	132	12,735	44	1,606	176	14,341
Asset-backed securities of government agencies	4	1,637	—	—	4	1,637
State and political subdivisions	1	347	37	1,612	38	1,959
Corporate bonds	2	498	—	—	2	498
Held-to-maturity
U.S. Government agencies	—	—	38	5,712	38	5,712
Mortgage-backed securities of government agencies	62	3,743	199	11,810	261	15,553

Total temporarily impaired securities	$229	$24,132	$522	$31,540	$751	$55,672

December 31, 2013 Available-for-sale
U.S. Treasury securities	$8	$997	$—	$—	$8	$997
U.S. Government agencies	590	15,409	116	1,884	706	17,293
Mortgage-backed securities of government agencies	691	29,938	—	—	691	29,938
State and political subdivisions	122	3,522	21	233	143	3,755
Corporate bonds	4	1,163	1	499	5	1,662
Equity securities	—	—	1	1	1	1
Held-to-maturity
U.S. Government agencies	771	14,559	57	1,799	828	16,358
Mortgage-backed securities of government agencies	879	20,149	—	—	879	20,149

Total temporarily impaired securities	$3,065	$85,737	$196	$4,416	$3,261	$90,153

There were forty-three (43) securities in an unrealized loss position at September 30, 2014, twenty-one (21) of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at September 30, 2014.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Commercial	$126,843	$117,478
Commercial real estate	141,417	129,828
Residential real estate	120,739	111,445
Construction & land development	12,855	13,444
Consumer	7,726	6,687

Total loans before deferred costs	409,580	378,882
Deferred loan costs	328	243

Total Loans	$409,908	$379,125

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2014 and December 31, 2013, approximately 77% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Loans serviced for others approximated $71 million and $70.2 million at September 30, 2014 and December 31, 2013, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four (4) counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2014 and December 31, 2013, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The increase in the provision for possible loan losses related to commercial and industrial loans was due to the increase in specific allocation amounts related to impaired loans and also the increase in loan balances. The increase in the provision related to commercial real estate loans was affected by an increase in loan balances and charge-offs that occurred during the nine months ended September 30, 2014. The decrease in the provision related to commercial real estate loans during the three months ended September 30, 2014, was due to the leveling off of loan balances in this category, as well as the payoff of an impaired loan. The decrease in the provision related to residential real estate loans was affected by the decrease in the specific allocation amounts related to impaired residential real estate loans during the three and nine months ended September 30, 2014.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended September 30, 2014
Beginning balance	$1,322	$2,087	$1,158	$51	$43	$402	$5,063
Provision for possible loan losses	398	(240)	(157)	(11)	45	88	123
Charge-offs	(5)	(1)	(1)	—	(2)		(9)
Recoveries	2	1	5	—	3		11

Net charge-offs	(3)	—	4	—	1		2

Ending balance	$1,717	$1,847	$1,005	$40	$89	$490	$5,188

Nine months ended September 30, 2014
Beginning balance	$1,219	$1,872	$1,205	$178	$91	$520	$5,085
Provision for possible loan losses	512	328	(206)	(138)	(8)	(30)	458
Charge-offs	(24)	(354)	(6)	—	(5)		(389)
Recoveries	10	1	12	—	11		34

Net charge-offs	(14)	(353)	6	—	6		(355)

Ending balance	$1,717	$1,847	$1,005	$40	$89	$490	$5,188

Three months ended September 30, 2013
Beginning balance	$1,316	$1,815	$1,174	$162	$144	$334	$4,945
Provision for possible loan losses	27	(5)	95	18	(48)	123	210
Charge-offs	(54)	—	(28)	—	(9)		(91)
Recoveries	5	—	3	—	5		13

Net charge-offs	(49)	—	(25)	—	(4)		(78)

Ending balance	$1,294	$1,810	$1,244	$180	$92	$457	$5,077

Nine months ended September 30, 2013
Beginning balance	$933	$1,902	$1,096	$253	$76	$320	$4,580
Provision for possible loan losses	455	(41)	162	(73)	(10)	137	630
Charge-offs	(112)	(51)	(28)	—	(11)		(202)
Recoveries	18	—	14	—	37		69

Net charge-offs	(94)	(51)	(14)	—	26		(133)

Ending balance	$1,294	$1,810	$1,244	$180	$92	$457	$5,077

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and based on the impairment method as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
September 30, 2014
Allowance for loan losses:
Individually evaluated for impairment	$862	$343	$85	$—	$—	$—	$1,290
Collectively evaluated for impairment	855	1,504	920	40	89	490	3,898

Total ending allowance balance	$1,717	$1,847	$1,005	$40	$89	$490	$5,188

Loans:
Loans individually evaluated for impairment	$6,757	$1,393	$1,691	$—	$—		$9,841
Loans collectively evaluated for impairment	120,086	140,024	119,048	12,855	7,726		399,739

Total ending loans balance	$126,843	$141,417	$120,739	$12,855	$7,726		$409,580

December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$241	$331	$212	$—	$—	$—	$784
Collectively evaluated for impairment	978	1,541	993	178	91	520	4,301

Total ending allowance balance	$1,219	$1,872	$1,205	$178	$91	$520	$5,085

Loans:
Loans individually evaluated for impairment	$5,576	$3,220	$1,844	$—	$—		$10,640
Loans collectively evaluated for impairment	111,902	126,608	109,601	13,444	6,687		368,242

Total ending loans balance	$117,478	$129,828	$111,445	$13,444	$6,687		$378,882

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
September 30, 2014
Commercial	$6,855	$4,617	$2,154	$6,771	$862
Commercial real estate	1,528	220	1,172	1,392	343
Residential real estate	1,806	901	793	1,694	85

Total impaired loans	$10,189	$5,738	$4,119	$9,857	$1,290

December 31, 2013
Commercial	$5,595	$7	$5,580	$5,587	$241
Commercial real estate	3,540	563	2,658	3,221	331
Residential real estate	2,001	337	1,510	1,847	212

Total impaired loans	$11,136	$907	$9,748	$10,655	$784

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Average recorded investment:
Commercial	$7,148	$3,777	$6,780	$3,917
Commercial real estate	2,811	3,518	3,328	3,730
Residential real estate	1,775	499	1,832	1,270
Construction & land development	—	—	—	28

Average recorded investment in impaired loans	$12,324	$7,794	$11,940	$8,945

Interest income recognized:
Commercial	$53	$41	$156	$126
Commercial real estate	6	40	76	125
Residential real estate	15	—	46	29
Construction & land development	—	—	—	2

Interest income recognized on a cash basis on impaired loans	$74	$81	$278	$282

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the aging of past due loans and nonaccrual loans as of September 30, 2014 and December 31, 2013 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2014
Commercial	$124,561	$119	$—	$—	$2,163	$2,282	$126,843
Commercial real estate	139,318	517	105	100	1,377	2,099	141,417
Residential real estate	119,003	357	348	67	964	1,736	120,739
Construction & land development	12,844	—	—	11	—	11	12,855
Consumer	7,592	131	3	—	—	134	7,726

Total Loans	$403,318	$1,124	$456	$178	$4,504	$6,262	$409,580

December 31, 2013
Commercial	$117,342	$15	$37	$—	$84	$136	$117,478
Commercial real estate	128,462	111	107	40	1,108	1,366	129,828
Residential real estate	109,274	616	467	46	1,042	2,171	111,445
Construction & land development	12,494	—	—	950	—	950	13,444
Consumer	6,524	123	40	—	—	163	6,687

Total Loans	$374,096	$865	$651	$1,036	$2,234	$4,786	$378,882

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed. Loans whose terms have been modified as TDR’s totaled $6.6 million as of September 30, 2014, and $8.6 million as of December 31, 2013, with $103 thousand and $583 thousand of specific reserves allocated to those loans, respectively. At September 30, 2014, $6.1 million of the loans classified as TDR’s were performing in accordance with their modified terms. Of the remaining $541 thousand, all were in nonaccrual of interest status.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans restructured during the nine month period ended September 30, 2014 and the three and nine month periods ended September 30, 2013. There were no loan modifications of loans that were considered troubled debt restructurings completed during the three month period ending September 30, 2014.

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
For the Nine Months Ended September 30, 2014
Residential Real Estate	1	$84	$84

Total Restructured Loans	1	$84	$84

For the Three Months Ended September 30, 2013
Commercial	1	$7	$7
Residential Real Estate	2	188	188

Total Restructured Loans	3	$195	$195

For the Nine Months Ended September 30, 2013
Commercial	3	$83	$83
Residential Real Estate	2	188	188

Total Restructured Loans	5	$271	$271

The loans restructured were modified by changing the monthly payment to interest only. No principal reduction was made. None of the loans that were restructured in 2012 or 2013 have subsequently defaulted in the three or nine month periods ended September 30, 2014 and 2013.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $275 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class is as follows as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
September 30, 2014
Commercial	$113,425	$4,545	$7,770	$—	$1,103	$126,843
Commercial real estate	131,925	5,256	3,730	—	506	141,417
Residential real estate	219	—	41	—	120,479	120,739
Construction & land development	8,895	1,976	—	—	1,984	12,855
Consumer	—	—	—	—	7,726	7,726

Total	$254,464	$11,777	$11,541	$—	$131,798	$409,580

December 31, 2013
Commercial	$101,195	$10,352	$5,066	$—	$865	$117,478
Commercial real estate	115,265	9,076	4,041	—	1,446	129,828
Residential real estate	237	—	47	—	111,161	111,445
Construction & land development	9,470	587	1,884	—	1,503	13,444
Consumer	—	—	—	—	6,687	6,687

Total	$226,167	$20,015	$11,038	$—	$121,662	$378,882

The following table presents loans that are not rated by class of loans as of September 30, 2014 and December 31, 2013. Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non-Performing	Total
September 30, 2014
Commercial	$1,103	$—	$1,103
Commercial real estate	506	—	506
Residential real estate	119,489	990	120,479
Construction & land development	1,984	—	1,984
Consumer	7,726	—	7,726

Total	$130,808	$990	$131,798

December 31, 2013
Commercial	$865	$—	$865
Commercial real estate	1,446	—	1,446
Residential real estate	110,119	1,042	111,161
Construction & land development	1,503	—	1,503
Consumer	6,687	—	6,687

Total	$120,620	$1,042	$121,662

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4- FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of September 30, 2014 and December 31, 2013 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2014
ASSETS:
Securities available-for-sale:
U.S. Treasury securities	$999	$—	$—	$999
U.S. Government agencies	—	22,984	—	22,984
Mortgage-backed securities of government agencies	—	50,553	—	50,553
Asset-backed securities of government agencies	—	2,639	—	2,639
States and political subdivisions	—	16,977	—	16,977
Corporate bonds	—	4,555	—	4,555

Total debt securities	999	97,708	—	98,707
Equity securities	129	—	—	129

Total securities available-for-sale	$1,128	$97,708	$—	$98,836

December 31, 2013
ASSETS:
Securities available-for-sale:
U.S. Treasury securities	$997	$—	$—	$997
U.S. Government agencies	—	22,301	—	22,301
Mortgage-backed securities of government agencies	—	54,535	—	54,535
Asset-backed securities of government agencies	—	2,775	—	2,775
States and political subdivisions	—	16,447	—	16,447
Corporate bonds	—	4,539	—	4,539

Total debt securities	997	100,597	—	101,594
Equity securities	128	—	—	128

Total securities available-for-sale	$1,125	$100,597	$—	$101,722

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of September 30, 2014 and December 31, 2013, by level within the fair value hierarchy. Impaired loans and other real estate are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4- FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2014
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$8,551	$8,551
Mortgage servicing rights			224	224
December 31, 2013
Impaired loans	$—	$—	$9,856	$9,856
Mortgage servicing rights	—	—	225	225

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
September 30, 2014
Impaired loans	$6,315	Discounted cash flow	Remaining term Discount rate	5 mos to 28 yrs/(67 months) 3.1% to 8.3% / (4.6%)
	2,236	Appraisal of collateral (1),(3)	Appraisal adjustments (2) Liquidation expense (2)	-20% to -25% (-24%) -10% (-10%)
Mortgage servicing rights	224	Discounted cash flow	Remaining term Discount rate	15 mos to 30 yrs 1.5% / (1.5%)
December 31, 2013
Impaired loans	$8,663	Discounted cash flow	Remaining term Discount rate	3 mos to 29 yrs/(62 mos) 7.1% to 12% / (7.5%)
	1,193	Appraisal of collateral (1),(3)	Appraisal adjustments (2) Liquidation expense (2)	-20% to -25% (-24%) -10% (-10%)
Mortgage servicing rights	225	Discounted cash flow	Remaining term Discount rate	12 mos to 30 yrs/(244 mos) 1.5% / (1.5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of September 30, 2014 and December 31, 2013 are as follows:

(Dollars in thousands)	Carrying Value	Level 1	Level II	Level III	Total Fair Value
September 30, 2014
Financial assets:
Cash and cash equivalents	$36,810	$36,810	$—	$—	$36,810
Securities available for sale	98,836	1,128	97,708	—	98,836
Securities held-to-maturity	38,110	—	38,124	—	38,124
Restricted stock	5,188	—	5,188	—	5,188
Net loans	404,720	—	—	407,578	407,578
Bank-owned life insurance	9,748	9,748	—	—	9,748
Accrued interest receivable	1,495	1,495	—	—	1,495
Financial liabilities:
Deposits	$486,521	$356,490	$—	$130,722	$487,212
Short-term borrowings	48,713	48,713	—	—	48,713
Other borrowings	17,118	—	—	17,490	17,490
Accrued interest payable	87	87	—	—	87
December 31, 2013
Financial assets:
Cash and cash equivalents	$42,599	$42,599	$—	$—	$42,599
Securities available for sale	101,722	1,125	100,597	—	101,722
Securities held-to-maturity	44,350	—	42,643	—	42,643
Restricted stock	5,463	—	5,463	—	5,463
Net loans	374,040	—	—	375,055	375,055
Bank-owned life insurance	9,551	9,551	—	—	9,551
Accrued interest receivable	1,374	1,374	—	—	1,374
Financial liabilities:
Deposits	$480,933	$346,589	$—	$135,106	$481,695
Short-term borrowings	48,671	48,671	—	—	48,671
Other borrowings	12,459	—	—	12,559	12,559
Accrued interest payable	96	96	—	—	96

For purposes of the above disclosures of estimated fair value, the following assumptions are used:

Cash and cash equivalents; Accrued interest receivable; Short-term borrowings, and Accrued interest payable

The fair value of the above instruments is considered to be carrying value, classified as Level I in the fair value hierarchy.

Securities

The fair value of securities available-for-sale and securities held-to-maturity which are measured on a recurring basis are determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on securities’ relationship to other similar securities, classified as Level I or Level II in the fair value hierarchy.

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

The Company also has unrecognized financial instruments at September 30, 2014 and December 31, 2013. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $126 million at September 30, 2014 and $120 million at December 31, 2013. Such amounts are also considered to be the estimated fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income by component net of tax for the three and nine month periods ended September 30, 2014 and 2013:

(Dollars in thousands)	Pretax	Tax (Expense) Benefit	After-tax	Affected Line Item in the Consolidated Statements of Income
Three months ended September 30, 2014
Balance as of June 30, 2014	$(880)	$300	$(580)
Unrealized holding gain on available-for-sale securities arising during the period	—	—	—
Reclassify gain included in income	—	—	—	(a,b	)
Amortization of held-to-maturity discount resulting from transfer	56	(19)	37	(c	)

Total other comprehensive income	56	(19)	37

Balance as of September 30, 2014	$(824)	$281	$(543)

Three months ended September 30, 2013
Balance as of June 30, 2013	$(1,258)	$428	$(830)
Unrealized holding gain on available-for-sale securities arising during the period	1,346	(457)	889
Reclassify gain included in income	149	(51)	98	(a,b	)
Unrealized loss on securities transferred from Available-for-sale to Held-to-Maturity	(1,931)	656	(1,275)	(c	)
Amortization of Held-to-Maturity discount resulting from transfer	198	(67)	131	(c	)

Total other comprehensive loss	(238)	81	(157)

Balance as of September 30, 2013	$(1,496)	$509	$(987)

Nine months ended September 30, 2014
Balance as of December 31, 2013	$(2,207)	$751	$(1,456)
Unrealized holding gain on available-for-sale securities arising during the period	1,356	(461)	895
Reclassify gain included in income	(133)	45	(88)	(a,b	)
Amortization of held-to-maturity discount resulting from transfer	160	(54)	106	(c	)

Total other comprehensive income	1,383	(470)	913

Balance as of September 30, 2014	$(824)	$281	$(543)

Nine months ended September 30, 2013
Balance as of December 31, 2012	$2,824	$(960)	$1,864
Unrealized holding loss on available-for-sale securities arising during the period	(2,746)	934	(1,812)
Reclassify gain included in income	159	(54)	105	(a,b	)
Unrealized loss on securities transferred from Available-for-Sale to Held-to-Maturity	(1,931)	656	(1,275)	(c	)
Amortization of Held-to-Maturity discount resulting from transfer	198	(67)	131	(c	)

Total other comprehensive loss	(4,320)	1,469	(2,851)

Balance as of September 30, 2013	$(1,496)	$509	$(987)

(a)	Securities gain, net
(b)	Federal Income Tax Provision
(c)	There was no income statement effect from the transfer of securities to held-to-maturity.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at September 30, 2014 as compared to December 31, 2013, and the consolidated results of operations for the three and nine month periods ended September 30, 2014 compared to the same periods in 2013. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $611 million at September 30, 2014, compared to $596 million at December 31, 2013, representing an increase of $15 million, or 2%. This growth was funded by a $5 million increase in other borrowings and a $6 million increase in total deposits, during the nine month period ended September 30, 2014. Cash and cash equivalents decreased $6 million, or 14%, while investments decreased $10 million or 7% during the nine months ending September 30, 2014, partially funding a $31 million increase in loans.

Net loans increased $31 million, or 8%, during the nine months ended September 30, 2014. Commercial loans including commercial real estate loans increased $21 million, or 8%, while construction and land development loans decreased $1 million, or 4%, with several construction projects transferring to permanent financing during the nine month period. Residential real estate loans increased $9 million, or 8%, and consumer loans increased 16% over December 31, 2013. Consumers continued to refinance their mortgage loans for lower long-term rates. Since 2012, the Bank originated and retained some fifteen year fixed-rate mortgage loans for its portfolio. Residential mortgage originations retained for the nine months ended September 30, 2014 were $17 million as compared to $11 million for the prior year nine month period. The Bank originates and sells fixed-rate thirty year mortgages into the secondary market.

The allowance for loan losses as a percentage of total loans was 1.27% at September 30, 2014, a decrease from 1.34% at December 31, 2013. Outstanding loan balances increased 8% to $410 million at September 30, 2014. A provision of $458 thousand, offset by net charge-offs of $355 thousand, increased the allowance for loan losses for the nine months ended September 30, 2014.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Nonaccrual loans decreased during third quarter 2014, new loans totaling $111 thousand were placed on nonaccrual status, $53 thousand in net charge-offs were recognized, $109 thousand was returned to accrual status and pay downs of $196 thousand were received during the quarter on loans in nonaccrual status. During first quarter 2014, a $2.9 million commercial relationship was placed on nonaccrual with an assigned specific reserve.

(Dollars in thousands)	September 30, 2014		December 31, 2013		September 30, 2013
Non-performing loans	$4,682		$3,270		$2,368
Other real estate	—		—		—
Allowance for loan losses	5,188		5,085		5,077
Total loans	409,908		379,125		377,434
Allowance: Loans	1.27%		1.34%		1.35%
Allowance: Non-performing loans	1.1	x	1.6	x	2.1	x

The ratio of gross loans to deposits was 84% at September 30, 2014, compared to 79% at December 31, 2013. The increase in this ratio is the result of loan volume increases during the nine months ended September 30, 2014.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $751 thousand within the available-for-sale and held-to-maturity portfolios as of September 30, 2014, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments detailed above on September 30, 2014, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits increased $6 million, or 1%, from December 31, 2013 with noninterest bearing deposits increasing $11 million and interest-bearing deposit accounts decreasing $5 million. Total deposits as of September 30, 2014 are $6 million above September 30, 2013 deposit balances. On a year over year comparison, increases were recognized in noninterest bearing demand deposits, interest bearing demand deposits, statement and passbook savings and money market savings accounts for the period ended September 30, 2014.

Short-term borrowings consisting of overnight repurchase agreements with retail customers remained stable at September 30, 2014 from December 31, 2013 and other borrowings increased $5 million as the Company borrowed long-term from the FHLB to offset interest rate risk from the origination of the fixed-rate portfolioed mortgages.

Total shareholders’ equity amounted to $56.3 million, or 9.2% of total assets, at September 30, 2014, compared to $52.4 million, or 8.8% of total assets, at December 31, 2013. The increase in shareholders’ equity during the nine months ending September 30, 2014 was due to net income of $4.4 million and other comprehensive income increasing $913 thousand, which were partially offset by dividends declared of $1.5 million. The Company and the Bank met all regulatory capital requirements at September 30, 2014.

RESULTS OF OPERATIONS

Three months ended September 30, 2014 and 2013

For the quarter ended September 30, 2014, the Company recorded net income of $1.5 million or $0.55 per share, as compared to net income of $1.4 million, or $0.52 per share for the quarter ended September 30, 2013. The $100 thousand increase in net income for the quarter was a result of net interest income increasing $320 thousand. This increase was partially offset by an increase in noninterest expenses of $136 thousand, an increase in federal income tax provision of $58 thousand, an $87 thousand decrease in

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

provision for loan losses and a decrease in other noninterest income of $113 thousand. Return on average assets and return on average equity were 0.98% and 10.64%, respectively, for the three month period of 2014, compared to 0.96% and 10.79%, respectively for the same quarter in 2013.

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended September 30,
	2014		2013
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Interest-earning deposits in other banks	$24,552	0.23%	$32,481	0.28%
Federal funds sold	322	0.21	297	0.20
Taxable securities	121,955	2.15	122,035	2.17
Tax-exempt securities	15,919	4.37	16,515	4.73
Loans	407,571	4.53	374,579	4.69

Total earning assets	570,319	3.83%	545,907	3.86%
Other assets	37,126		36,293

TOTAL ASSETS	$607,445		$582,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$73,076	0.05%	$70,384	0.06%
Savings deposits	151,507	0.08	142,069	0.09
Time deposits	129,882	0.76	148,301	1.01
Other borrowed funds	68,160	0.86	59,044	0.91

Total interest bearing liabilities	422,625	0.41%	419,798	0.53%
Non-interest bearing demand deposits	126,552		108,599
Other liabilities	2,065		2,058
Shareholders’ Equity	56,203		51,745

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$607,445		$582,200

Taxable equivalent net interest spread		3.42%		3.33%
Taxable equivalent net interest margin		3.53%		3.46%

Interest income for the quarter ended September 30, 2014, was $5.4 million representing a $200 thousand increase, or a 4% improvement, compared to the same period in 2013. This increase was primarily due to average loan volume increasing $33 million for the quarter ended September 30, 2014 as compared to the third quarter 2013. Interest expense for the quarter ended September 30, 2014 was $438 thousand, a decrease of $120 thousand, or 22%, from the same period in 2013. The decrease in interest expense occurred primarily due to a decrease of 0.14% in interest rates paid on interest-bearing deposits which decreased from 0.47% in 2013 to 0.33% in 2014 and a rate decrease of 0.05% on all other borrowings which declined from 0.91% in 2013 to 0.86% for the quarter ended September 30, 2014.

The provision for loan losses for the quarter ended September 30, 2014 was $123 thousand, compared to a $210 thousand provision for the same quarter in 2013. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended September 30, 2014, was $1.1 million, a decrease of $113 thousand, or 9%, compared to the same quarter in 2013. There was no gain on sale of investments during third quarter 2014 as compared to a $149 thousand gain on sale of investments in the third quarter 2013. Service charges on deposit accounts decreased $29 thousand, or 8%, compared to the same quarter in 2013 primarily from decreases in overdraft fees. Debit card interchange income increased $38 thousand, or 19%, with greater fee income. Fees from trust and brokerage services decreased $2 thousand to $199 thousand for the third quarter 2014 as compared to the same quarter in 2013. The gain on the sale of

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

mortgage loans to the secondary market increased to $77 thousand for the quarter ending September 30, 2014, from $67 thousand in the same quarter in 2013. The gain in 2014 was greater due to an increase in mortgage pricing for the quarter.

Noninterest expenses for the quarter ended September 30, 2014 increased $136 thousand, or 4%, compared to the third quarter of 2013. Salaries and employee benefits increased $95 thousand, or 5%. Occupancy and equipment expenses increased $8 thousand in 2014 over the third quarter of 2013. Other expenses increased $38 thousand, or 8%, compared to the third quarter 2013.

Federal income tax expense increased $58 thousand, or 9%, for the quarter ended September 30, 2014 as compared to the third quarter of 2013. The provision for income taxes was $674 thousand (effective rate of 31%) for the quarter ended September 30, 2014, compared to $616 thousand (effective rate of 30%) for the same quarter ended 2013. The increase in the expense resulted from increased income.

RESULTS OF OPERATIONS

Nine months ended September 30, 2014 and 2013

Net income for the nine months ended September 30, 2014, was $4.4 million or $1.62 per share, as compared to $4.0 million or $1.47 per share during the same period in 2013. Return on average assets and return on average equity were 0.99% and 10.81%, respectively, for the nine month period of 2014, compared to 0.93% and 10.18%, respectively for 2013.

Comparative net income increased as net interest income improved to $15 million for the nine months ended September 30, 2014, an increase of $979 thousand or 7% from the same period last year. The provision for loan losses decreased $172 thousand or 27% during the same comparative period. These improvements to net income were partially offset by noninterest income which declined $105 thousand to $3.2 million and noninterest expenses which increased 4% for the nine month period ending in 2014 as compared to 2013.

Interest income on loans increased $284 thousand, or 2%, for the nine months ended September 30, 2014, as compared to the same period in 2013. This increase was primarily due to an average volume increase of $31 million for the comparable nine month periods. Interest income on securities increased $307 thousand, or 14%, as the average volume of securities increased $9 million for the comparable nine month periods. Interest income on fed funds sold and interest bearing deposits decreased $44 thousand for the nine months ended September 30, 2014 as the average fed funds sold and due from banks interest bearing balances decreased $19 million, compared to the same period in 2013.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Average Balance Sheet and Net Interest Margin Analysis

	For the Nine months ended September 30,
	2014		2013
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Due from banks-interest bearing	$11,942	0.25%	$31,327	0.28%
Federal funds sold	168	0.22	207	0.19
Taxable securities	129,640	2.25	119,692	2.05
Tax-exempt securities	15,682	4.46	16,461	4.74
Loans	404,914	4.54	374,369	4.80

Total earning assets	562,346	3.92%	542,056	3.93%
Other assets	36,553		34,517

TOTAL ASSETS	$598,899		$576,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$72,847	0.05%	$70,604	0.06%
Savings deposits	151,160	0.09	140,149	0.10
Time deposits	130,133	0.77	152,365	1.06
Other borrowed funds	68,435	0.84	57,082	0.94

Total interest bearing liabilities	422,575	0.42%	420,200	0.56%
Non-interest bearing demand deposits	119,346		101,554
Other liabilities	1,990		2,055
Shareholders’ Equity	54,988		52,764

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$598,899		$576,573

Taxable equivalent net interest spread		3.50%		3.37%
Taxable equivalent net interest margin		3.60%		3.50%

Interest expense decreased $432 thousand to $1.3 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Interest expense on deposits decreased $462 thousand, or 34%, from the same period as last year, while interest expense on short-term and other borrowings increased $30 thousand or 7%. The decrease in interest expense has been caused by lower interest rates being paid across the board on interest-bearing deposit accounts and borrowings. Additionally, during the comparable nine month periods, the Company grew non-interest bearing deposits by $18 million in 2014. Time deposits continue to renew at lower interest rates, and some depositors have moved monies to savings instruments anticipating higher rates than time deposits. Competition for deposits appears to be decreasing from a year ago with larger money center banks reducing the premium paid for term deposits. The net interest margin increased by 10 basis points for the nine month period ended September 30, 2014, to 3.60%, from 3.50% for the same period in 2013. This margin increase is primarily the result of decreased interest expense and the change in the asset mix from overnight funds to loans.

The provision for loan losses was $458 thousand during the nine months of 2014, compared to $630 thousand in the same nine month period of 2013. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.

Non-interest income decreased $105 thousand during the nine months ended September 30, 2014, as compared to the same period in 2013. Gain on the sale of investments decreased by $26 thousand for the nine months ended September 30, 2014 as compared to the same period in 2013. Debit card interchange income increased $101 thousand or 18% as a result of increased servicer revenue during the nine months of 2014. Service charges on deposits decreased $64 thousand from the same period in 2013 reflecting a decrease in overdraft fees based on volume.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Decreases were recognized in gains on mortgage loans sold in the secondary market on a year over year basis as refinancing activity decreased with rising mortgage rates.

Non-interest expenses increased $439 thousand, or 4%, for the nine months ended September 30, 2014, compared to the same period in 2013. Professional fees increased $63 thousand, or 14%, as loan legal and collection fees were $81 thousand for the nine month period ended September 30, 2014 as compared to an $8 thousand credit recovery recognized for the nine months ended September 30, 2013. The bank recovered $43 thousand of previously expensed legal fees during the nine month period in 2013 that did not recur in 2014. Software expense increased $145 thousand for the nine month period in 2014 as compared to the same period in 2013 reflecting the cost and amortization of the new core system that was installed in fourth quarter 2013. The Bank’s FDIC deposit premium increased $5 thousand to $267 thousand for the nine months ended 2014 reflecting an increase in assets for the nine months ended September 30, 2014 as compared to 2013. Salaries and employee benefits increased $134 thousand, or 2%, primarily the result of salary increases. Occupancy and equipment expense increased $27 thousand, or 2%, reflecting the increase in depreciation expense as compared to 2013.

The provision for income taxes was $1.9 million (effective rate of 30%) for the nine months ended September 30, 2014, compared to $1.8 million (effective rate of 30%) for the same period in 2013.

CAPITAL RESOURCES

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. As of September 30, 2014 the Company and the Bank met all capital adequacy requirements to which they were subject.

LIQUIDITY

(Dollars in millions)	September 30, 2014	December 31, 2013	Change
Cash and cash equivalents	$38	$43	$(5)
Unused lines of credit	44	42	2
Unpledged securities at fair market value	48	42	6

	$130	$127	$3

Net deposits and short-term liabilities	$490	$473	$17

Liquidity ratio	26.5%	26.9%	(0.4)
Minimum board approved liquidity ratio	20.0%	20.0%	—

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

The liquidity ratio was 27% at September 30, 2014 and December 31, 2013.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2014, from the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. All positions are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained 100 through 400 basis point changes, in 100 basis point changes, in market interest rates at September 30, 2014 and December 31, 2013. The net interest income reflected is for the first twelve month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

(Dollars in thousands)
September 30, 2014
Change in interest rates (basis points)	Net interest income	Dollar change	Percentage change	Board Policy Limits
+ 400	$21,562	$1,135	5.6%	+/-25
+ 300	21,217	790	3.9	+/-15
+ 200	20,890	463	2.3	+/-10
+ 100	20,603	176	0.9	+/-5
0	20,427	—	—
- 100	20,174	(253)	(1.2)	+/-5

December 31, 2013
Change in interest rates (basis points)	Net interest income	Dollar change	Percentage change	Board Policy Limits
+ 400	$20,812	$962	4.8%	+/-25
+ 300	20,507	657	3.3	+/-15
+ 200	20,217	367	1.8	+/-10
+ 100	19,966	116	0.6	+/-5
0	19,850	—	—
- 100	19,644	(206)	(1.0)	+/-5

CSB BANCORP, INC.

ONTROLS AND PROCEDURES

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

Quarter ended September 30, 2014

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
On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. No repurchases were made during the quarterly period ended September 30, 2014.

ITEM 3-	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4-	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5-	OTHER INFORMATION.
Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended September 30, 2014

PART II – OTHER INFORMATION

ITEM 6-	Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: November 13, 2014	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: November 13, 2014	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer

CSB BANCORP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.