Form 10-K
period 2014-12-31
CSB BANCORP INC /OH
filed 2015-03-23
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At June 30, 2014, the aggregate market value of the voting common equity held by non-affiliates of the registrant, based on a share price of $20.23 per common share (such price being the last trade price on such date) was $49.6 million.

At March 23, 2015, there were outstanding 2,739,405 of the registrant’s common shares, $6.25 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CSB Bancorp Inc.’s 2014 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Form 10-K.

Portions of CSB Bancorp Inc.’s Proxy Statement dated March 23, 2015 are incorporated by reference in Part III of this Form 10-K.

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

The Bank provides residential real estate, commercial real estate, commercial and consumer loans to customers located primarily in Holmes, Tuscarawas, Wayne, Stark and portions of surrounding counties in Ohio. The Bank’s market area has historically exhibited relatively stable economic conditions; however, a pronounced slowdown in economic activity occurred during the latter half of 2008. The Company’s market area experienced increasing economic activity in 2014 following five years of comparatively slow recovery. Unemployment levels in Holmes County, reported at 2.9% in December 2014, have generally been among the lowest in the State of Ohio, while the balance of the Bank’s market area reported unemployment levels below the state average in 2014 and 2013.

Residential real estate values have slowly recovered with low mortgage rates and high affordability. Consumer spending on durable goods, such as autos grew, helped by job growth, available financing and the near record age of existing vehicle stock. The Federal Reserve Bank of Cleveland reported during 2013 and 2014 that a large portion of Ohio’s growth activity is in manufacturing and energy-related industries. The Company’s market is adjacent to areas of significant shale activity. If oil prices were to experience a sustained decline, mining and manufacturing jobs in the oil and gas business, which had been expanding in the previous two years, may also decline

Certain risks are involved in providing loans, including, but not limited to, the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan or renews an existing loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, the collateral being used to secure the transaction if any, and other factors. For all commercial loan relationships greater than $275,000, the Bank’s internal credit department performs an annual risk rating review. In addition to this review, an independent outside loan review firm is engaged to review all watch list and adversely classified credits, all commercial loan relationships greater than $750,000, a sample of commercial loan relationships less than $750,000, loans within an industry concentration and a sample of consumer/mortgage loans. In addition, any loan identified as a problem credit by management and/or the external loan review consultants is assigned to the Bank’s “loan watch list,” and is subject to ongoing review by the Bank’s credit department and the assigned loan officer to ensure appropriate action is taken when deterioration occurs.

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

Residential real estate loans carry both fixed and variable rates and are secured by the borrower’s residence. Such loans are made based on the borrower’s ability to make repayment from employment and other income. Management assesses the borrower’s ability and willingness to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 80% or less of the value of the collateral or up to 95% of collateral value with private mortgage insurance. An appraisal from a qualified real estate appraiser or an evaluation primarily based on tax value is obtained for substantially all loans secured by real estate. Residential construction loans are secured by residential real estate that generally will be occupied by the borrower upon completion. The Bank usually makes the permanent loan at the end of the construction phase. Generally, construction loans are made in amounts of 80% or less of the value of the as-completed collateral.

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

Installment loans to individuals include unsecured loans and loans secured by automobiles and other consumer assets. Consumer loans for the purchase of new automobiles generally do not exceed 100% of the purchase price of the automobile. Loans for used automobiles generally do not exceed average wholesale or trade-in values as stipulated in a recent auto-industry used-car price guide. Overdraft protection loans are unsecured personal lines of credit to individuals who have demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, absence of collateral. Since these loans are generally repaid from ordinary income of the individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or by a general decline in economic conditions. The Bank assesses the borrower’s ability and willingness to repay through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.

While CSB’s chief decision-makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. For a discussion of CSB’s financial performance for the fiscal year ended December 31, 2014, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

Employees

At December 31, 2014, the Company had 186 employees, 146 of which were employed on a full-time basis. CSB has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Employees are provided benefit programs, some of which are contributory. Management considers its employee relations to be good.

Competition

The Bank operates in a highly competitive industry due, in part, to Ohio law permitting statewide branching by banks, savings and loan associations and credit unions. Ohio and federal law also permit nationwide interstate banking. In its primary market area of Holmes, Tuscarawas, Wayne, Stark and surrounding Ohio counties, the Bank competes for new deposit dollars and loans with other commercial banks, including both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies.

Competition within the financial service industry continues to increase as a result of mergers between, and expansion of, financial service providers within and outside of the Bank’s primary market areas. In addition, securities firms and insurance companies that have elected to become financial holding companies may acquire commercial banks and other financial institutions, which can create additional competitive pressure.

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

In addition, the Company’s filings with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports.

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

CSB is a bank holding company that has registered with the Federal Reserve Board (“FRB”) as a financial holding company under the Bank Holding Company Act, as amended (the “BHC Act”). Pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”), a bank holding company may become a financial holding company if each of its subsidiary banks is “well-capitalized” under regulatory “prompt corrective action” provisions, is “well-managed,” and has at least a “satisfactory” rating under the Community Reinvestment Act (“CRA”) by filing a declaration with the FRB that the bank holding company wishes to become a financial holding company. CSB has been a financial holding company since 2005. No prior regulatory approval is required for a financial holding company to acquire certain companies, other than banks and savings associations, that are financial in nature as determined by the FRB.

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

As a bank holding company and financial holding company, CSB is subject to regulation, examination and supervision by the FRB under the BHC Act. CSB is also subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, as administered by the SEC.

The Bank, as an Ohio state-chartered bank and member of the Federal Reserve System, is subject to regulation, supervision, and examination by the Ohio Division of Financial Institutions and the FRB. Because the FDIC insures its deposits, the Bank is also subject to certain regulations of that federal agency. The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and the Bank is subject to deposit insurance assessments to maintain the Deposit Insurance Fund. In addition, the Bank is subject to regulations promulgated by the Consumer Financial Protection Bureau (the “CFPB”) established by the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 (the “Dodd-Frank Act”).

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Federal regulators continue to implement many provisions of the Dodd-Frank Act. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The Company is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements.

Many aspects of the Dodd-Frank Act are still subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its subsidiaries, their respective customers or the financial services industry more generally.

Regulation of Bank Holding Companies

As a bank holding company and financial holding company under GLBA, CSB’s activities are subject to extensive regulation by the FRB. CSB is required to file reports with the FRB and provide such additional information as the FRB may require, and is subject to regular examination and inspection by the FRB.

The FRB has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties, issue cease and desist orders and require that a bank holding company divest subsidiaries (including subsidiary banks). The FRB may initiate enforcement actions for violations of laws and regulations, and for unsafe and unsound practices. Under FRB policies, a bank holding company is expected to act as a “source of strength” to its subsidiary banks and to commit resources to support those subsidiary banks. Under this policy, the FRB may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank.

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

Regulatory Capital

The FRB has adopted risk-based capital guidelines for bank holding companies and state member banks, designed to absorb losses. The guidelines provide a systematic analytical framework, which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

Prior to January 1, 2015, the guidelines included a minimum for the ratio of total capital to risk-weighted assets of 8%, with at least half of the ratio composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets (known as “Tier 1” risk-based capital). The guidelines also provided for a minimum ratio of Tier 1 capital to average assets, or “leverage ratio,” of 3% for financial holding companies and bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other financial holding companies and bank holding companies.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision in 1988. The new Basel III Capital Rules (“Basel III”) became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

The new rules include (a) a new common equity tier 1 capital ratio of at least 4.5 percent, (b) a Tier 1 capital ratio of at least 6.0 percent, rather than the former 4.0 percent, (c) a minimum total capital ratio that remains at 8.0 percent, and (d) a minimum leverage ratio of 4%.

Common equity for the common equity tier 1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

Tier 1 capital includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus and trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to new eligibility criteria, less applicable deductions.

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels). The deductions phase in from 2015 through 2019.

Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Some of the risk weightings have been changed effective January 1, 2015.

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The capital conservation buffer phases in starting on January 1, 2016, at .625%.

The implementation of Basel III is not expected to have a material impact on CSB’s or the Bank’s capital ratios.

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

Effective January 1, 2015, in order to be “well-capitalized,” a bank must have a common equity tier 1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

As of December 31, 2014, the Bank met the ratio requirements in effect at that date to be deemed “well-capitalized.” See Note 12 of the Notes to Consolidated Financial Statements located on page 51 of CSB’s 2014 Annual Report, which is incorporated herein by reference. Management of the Company believes the Bank also meets the capital requirements to be deemed “well-capitalized” under the new guidelines.

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

Fiscal and Monetary Policies

The business and earnings of CSB are affected significantly by the fiscal and monetary policies of the United States Government and its agencies. These policies are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. CSB is particularly affected by the policies of the FRB, which has regulatory authority over the supply of money and credit in the United States.

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

Payments of dividends by the Bank are limited by applicable state and federal laws and regulations. The ability of CSB to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by the Bank. However, the FRB expects CSB to serve as a source of strength for the Bank and may require CSB to retain capital for further investment in the Bank, rather than pay dividends to CSB shareholders. Payment of dividends by the Bank may be restricted at any time at the discretion of its applicable regulatory authorities, if they deem such dividends to constitute an unsafe or unsound banking practice. These provisions could have the effect of limiting CSB’s ability to pay dividends on its common shares.

The FRB issued a policy statement that provides that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. At December 31, 2014, approximately $9.5 million of the total shareholders’ equity of the Bank was available for payment to CSB without the prior approval of the applicable regulatory authorities. See Note 12 of the “Notes to Consolidated Financial Statements located on page 52 of CSB’s 2014 Annual Report.

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

The Bank has established policies and procedures to be compliant with the requirements of the Patriot Act.

Corporate Governance

The Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law on July 30, 2002. SOX contains important requirements for public companies with regard to financial disclosure and corporate governance. In accordance with section 302(a) of SOX, written certifications by CSB’s Chief Executive Officer and Chief Financial Officer are required to certify that CSB’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or fail to state a material fact. CSB has also implemented a program designed to comply with Section 404 of SOX, which includes identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity-level controls and testing of the operating effectiveness of key controls. CSB is exempt from the requirement for external accountant attestation on internal controls, pursuant to provisions of the Dodd-Frank Act. Management’s assessment of internal controls over financial reporting is located on page 23 of the CSB 2014 Annual Report.

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

The company’s board and management believe its policies and procedures related to Executive and Incentive Compensation are compliant with the Joint Guidance.

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

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the SEC’s Industry Guide 3 “Statistical Disclosures by Bank Holding Companies,” or a specific reference as to the location of required disclosures in the Company’s 2014 Annual Report.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The information set forth under the heading “Average Balance Sheets and Net Interest Margin Analysis” located on page 11 of the Company’s 2014 Annual Report is incorporated by reference herein.

The information set forth under the heading “Rate/Volume Analysis of Changes in Income and Expense” located on page 12 of the Company’s 2014 Annual Report is incorporated by reference herein.

Investment Portfolio

The following is a schedule of the fair value of securities at December 31:

(Dollars in thousands)	2014	2013	2012
Securites available-for-sale, at fair value
U.S. Treasury security	$1,000	$997	$100
U.S. Government agencies	25,079	22,301	35,980
Mortgage-backed securities of government agencies	48,347	54,300	68,695
Other mortgage-backed securities	141	235	344
Asset-backed securities of government agencies	2,604	2,775	2,823
State and political subdivisions	18,267	16,447	16,883
Corporate bonds	4,542	4,539	4,397
Equity securities	128	128	69

Total	$100,108	$101,722	$129,291

Securities held-to-maturity, at fair value
U.S. Government agencies	$16,635	$18,358	$—
Mortgage-backed securities of government agencies	22,315	24,285	—

Total	$38,950	$42,643	$—

The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2014:

	One Year or Less		After One Year Through Five Years		Maturing After Five Years Through Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
Available-for-sale:
U.S. Treasury	$—	—%	$1,004	0.72%	$—	—%	$—	—%	$1,004	0.72%
U.S. Government agencies	2,000	0.49	10,007	1.54	13,221	1.83	—	—	25,228	1.61
Mortgage-backed securities of government agencies	108	1.81	3	6.16	2,205	2.31	45,380	2.47	47,696	2.47
Other mortgage-backed securities	—	—	139	5.32	—	—	—	—	139	5.32
Asset-backed securities of government agencies	—	—	—	—	—	—	2,606	0.99	2,606	0.99
State and political subdivisions	1,543	3.33	6,138	2.98	7,288	2.75	2,909	2.97	17,878	2.92
Corporate bonds	998	1.74	2,930	2.32	575	1.03	—	—	4,503	2.03

Total	$4,649	1.73%	$20,221	2.08%	$23,289	2.14%	$50,895	2.42%	$99,054	2.26%

Held-to-maturity:
U.S. Government agencies	$—	—%	$—	—%	$8,692	2.22%	$7,651	2.26%	$16,343	2.24%
Mortgage-backed securities of government agencies	—	—	—	—	—	—	21,973	1.85	21,973	1.85

Total	$—	—%	$—	—%	$8,692	2.22%	$29,624	1.95%	$38,316	2.01%

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

Loan Portfolio

Total loans on the balance sheet are comprised of the following classifications at December 31:

(Dollars in thousands)	2014	2013	2012	2011	2010
Commercial	$123,813	$117,478	$104,899	$89,828	$78,540
Commercial real estate	139,695	129,828	119,192	106,332	104,829
Residential real estate	121,684	111,445	110,412	103,518	108,832
Construction and land development	17,446	13,444	23,358	18,061	16,515
Consumer	7,913	6,687	6,480	6,216	6,715

Total loans	$410,551	$378,882	$364,341	$323,955	$315,431

The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding residential real estate mortgage and installment loans, as of December 31, 2014:

	Maturing
(Dollars in thousands)	One Year or Less	One Through Five Years	After Five Years	Total
Commercial	$60,818	$29,479	$33,516	$123,813
Commercial real estate	1,241	14,412	124,042	139,695
Construction and land development	6,035	110	11,301	17,446

Total	$68,094	$44,001	$168,859	$280,954

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and construction and land development loans due after one year from December 31, 2014.

(Dollars in thousands)	Fixed Rate	Variable Rate
Total commercial, commercial real estate and construction and land development loans due after one year	$34,489	$178,371

The following schedule summarizes nonaccrual, past due and restructured loans.

(Dollars in thousand)	2014	2013	2012	2011	2010
Loans accounted for on a nonaccural basis	$3,668	$2,234	$3,206	$2,908	$3,905
Accruing loans that are contractually past due 90 days or more as to interest or principal payments	281	1,036	131	581	685

Total	$3,949	$3,270	$3,337	$3,489	$4,590

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

Information regarding impaired loans at December 31 is as follows:

(Dollars in thousands)	2014	2013	2012
Loans acquired with credit imparment	$—	$—	$—
Total recorded investment of impaired loans	9,219	10,655	10,210
Less portion for which no allowance for loan loss is allocated	7,724	907	1,975
Portion of impaired loan balance for which an allowance for loan losses is allocated	1,495	9,748	8,235
Portion of allowance for loan losses allocated to the impaired loan balance at December 31	184	784	779

For the year ended December 31, 2014, interest income recognized on impaired loans amounted to $359 thousand, while $559 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2013, interest income recognized on impaired loans amounted to $388 thousand, while $472 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2012, interest income recognized on impaired loans amounted to $337 thousand while $517 thousand would have been recognized had the loans been performing under their contractual terms.

Impaired loans are comprised of commercial, commercial real estate and residential real estate loans, and are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans.

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

At December 31, 2014, no loans were identified that management had serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in the tables set forth above. On a monthly basis, the Company internally classifies certain loans based on various factors. At December 31, 2014, these amounts, including impaired and nonperforming loans, amounted to $10.4 million of substandard loans and $0 doubtful loans.

As of December 31, 2014, there are no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in the loan portfolio table set forth above.

Summary of Loan Loss Experience

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(Dollars in thousands)	2014	2013	2012	2011	2010
LOANS
Average loans outstanding during period	$405,973	$374,821	$342,868	$318,781	$313,549

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$5,085	$4,580	$4,082	$4,031	$4,060
Loans charged-off:
Commercial	(1,005)	(190)	(29)	(487)	(479)
Commercial real estate	(379)	(108)	(283)	(68)	(187)
Residential real estate	(27)	(82)	(106)	(297)	(488)
Construction and land development	—	—	—	(41)	(143)
Consumer	(11)	(48)	(89)	(121)	(92)

Total loans charged-off	(1,422)	(428)	(507)	(1,014)	(1,389)

Recoveries of loans previously charged-off:
Commercial	28	25	16	38	93
Commercial real estate	8	—	—	—	—
Residential real estate	25	18	102	19	—
Construction and land development	—	—	—	—	—
Consumer	14	50	64	58	32

Total loans recoveries	75	93	182	115	125

Net loans charged-off	(1,347)	(335)	(325)	(899)	(1,264)
Provision charged to operating expense	643	840	823	950	1,235

Balance at end of period	$4,381	$5,085	$4,580	$4,082	$4,031

Ratio of net charge-offs to average loans outstanding for period	0.33%	0.09%	0.09%	0.28%	0.40%

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

	Allocation of the Allowance for Loan Losses
	(Dollars in thousands)
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010
Commercial	$1,289	30.16%	$1,219	31.00%	$933	28.79%	$1,024	27.73%	$1,179	24.90%
Commercial real estate	1,524	34.02	1,872	34.27	1,902	32.71	1,673	32.82	1,183	33.23
Residential real estate	1,039	29.64	1,205	29.41	1,096	30.30	894	31.95	1,057	34.50
Construction & land development	142	4.25	178	3.55	253	6.41	180	5.58	213	5.24
Consumer	60	1.93	91	1.77	76	1.79	78	1.92	80	2.13
Unallocated	327		520		320		233		319

Total	$4,381	100.00%	$5,085	100.00%	$4,580	100.00%	$4,082	100.00%	$4,031	100.00%

Deposits

The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average Amounts Outstanding			Average Rate Paid
	Year ended December 31,			Year ended December 31,
(Dollars in thousands)	2014	2013	2012	2014	2013	2012
Noninterest-bearing demand	$124,525	$106,769	$91,148	N/A	N/A	N/A
Interest-bearing demand	73,307	70,648	63,346	0.05%	0.06%	0.08%
Savings deposits	151,822	141,638	135,035	0.09	0.10	0.17
Time deposits	129,676	149,340	163,997	0.77	1.03	1.25

Total deposits	$479,330	$468,395	$453,526

The Bank does not have any material deposits by foreign depositors.

The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2014:

(Dollars in thousands)
Three months or less	$5,986
Over three through six months	15,852
Over six through twelve months	13,240
Over twelve months	8,052

Total	$43,130

Return on Equity and Assets

	2014	2013	2012
Return on average assets	0.97%	0.90%	0.80%
Return on average shareholders’ equity	10.60	9.93	8.85
Dividend payout ratio	34.42	37.60	43.30
Average shareholders’ equity to average assets	9.18	9.08	9.10

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, short-term advances through Federal Home Loan Bank and federal funds purchased. Securities sold under agreements to repurchase generally mature one (1) day from the transaction date. Federal funds purchased generally have overnight terms. Information concerning short-term borrowings is summarized as follows:

(Dollars in thousands)	2014	2013	2012
Securities sold under agreements to repurchase, federal funds purchased and short-term advances at year-end	$46,627	$48,671	$43,992
Average balance outstanding	51,855	45,330	40,893
Maximum outstanding at any month end during the year	63,717	48,671	43,992
Weighted-average interest rate at year-end	0.14%	0.15%	0.20%
Weighted-average rate during the year	0.15	0.15	0.22

ITEM 1A.	RISK FACTORS.

Risks Related to the Company’s Business

The Company’s exposure to credit risk could adversely affect its earnings and financial condition.

Credit risk is the risk of losing principal and interest income because borrowers fail to repay loans. The Company’s earnings may be negatively impacted if it fails to manage credit risk, as the origination of loans is an integral part of the Company’s business. Factors which may affect the ability of borrowers to repay loans include a slowing of the local economy in which the Company operates, a downturn in one or more business sectors in which the Company’s customers operate or a rapid increase in interest rates. All of the Company’s loan portfolios, particularly commercial real estate loans, may be affected by sustained economic weakness of the Company’s north central Ohio market and the impact of higher unemployment rates. There has been a slow improvement in the housing market across the Company’s footprint, reflecting movement off a bottom to prices and excess inventories of houses beginning to be sold. A return to further declines in home values and reduced levels of home sales in the Company’s market may have a negative effect on the Company’s business, financial condition or results of operation.

The Company’s allowance for loan losses may be insufficient.

The Company maintains an allowance for loan losses that it believes is a reasonable estimate of known and inherent losses within the loan portfolio. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with the Company. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company’s control, and these losses may exceed current estimates. The Company cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If the Company’s assumptions prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the Company’s loan portfolio, resulting in additions to the allowance. Excessive loan losses and significant additions to the Company’s allowance for loan losses could have a material adverse impact on the Company’s business, financial condition and results of operations. In addition, bank regulators periodically review the Company’s allowance for loan losses and may require the Company to increase its provision for loan losses or recognize further loan charge-offs. Any such increase in the Company’s allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on the Company’s business, financial condition or results of operations.

The Financial Accounting Standards board (“FASB”) is currently finalizing amendments to proposed guidance on the impairment of financial instruments. The proposed amendments would introduce a new impairment model based on expected losses rather than incurred losses. Under this current expected credit loss model (“CECL”), an entity would recognize as an allowance its estimate of the contractual cash flows not expected to be collected. FASB staff has begun drafting a final Accounting Standards Update for Financial Instruments-Credit Losses but the Board has yet to discuss the effective date of its proposed amendments to the current guidance on accounting for credit losses. The final guidance may require the Company to maintain a larger allowance for loan losses in the future than existing guidance currently requires.

The Company has significant exposure to risks associated with commercial and commercial real estate loans.

As of December 31, 2014, approximately 64% of the Company’s loan portfolio consisted of commercial and commercial real estate loans. These loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business. These loans are more likely to be adversely affected by weak conditions in the economy. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and consumer loans, indicating higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and a reduction in interest income. An increase in nonperforming loans could result in an increase in the provision for loan losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

If the Company forecloses on collateral property and owns the underlying real estate, the Company may be subject to the increased costs associated with the ownership of real property, resulting in reduced income.

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

In addition, when the Company forecloses on real property, the amount the Company realizes after a default is dependent upon factors outside of the Company’s control, including, but not limited to, economic conditions, neighborhood real estate values, interest rates, real estate taxes, operating expenses of the mortgaged properties, zoning laws, governmental rules, regulations and fiscal policies, and acts of God. Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating real property may exceed the rental income earned from such property, and the Company may have to sell the property at a loss. The foregoing expenditures could adversely affect the Company’s financial condition and results of operations.

The Company is subject to liquidity risk.

The Company requires liquidity to extend credit and repay liabilities on a timely basis at a reasonable cost. The Company’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or economy generally. Factors that could reduce its access to liquidity sources include a downturn in the north central Ohio market, difficult credit markets or adverse regulatory actions. The Company’s access to deposits may also be affected by the liquidity needs of its depositors. In particular, a substantial majority of the Company’s liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame. The Company historically has been able to replace maturing deposits and advances as necessary, but it might not be able to readily replace such funds in the future, if a large number of its depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company’s business strategy includes planned growth

The Company’s ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities. There can be no assurance when or if such growth opportunities will be available.

Over the past seven years, the Company’s growth has been accomplished through a combination of organic growth, de novo branching and acquisitions. The Company may acquire other financial institutions or parts of institutions in the future, open new branches, and consider new lines of business and new products or services. Such expansions of its business may involve a number of expenses and risks, generally not attendant with organic growth efforts.

Failure to manage the Company’s growth effectively could have a material adverse effect on its business, future prospects, financial condition or results of operations and could adversely affect the Company’s ability to successfully implement its business strategy.

The Company may need to raise capital in the future, but capital may not be available when needed or at acceptable terms.

Federal and state banking regulators require the Company and the Bank to maintain adequate levels of capital to support its operations. The Company may need to raise additional capital in the future to support its business or to finance acquisitions, if any, or the Company may otherwise elect to raise additional capital in anticipation of future growth opportunities

The Company’s ability to raise additional capital for CSB or the Bank’s needs will depend on conditions at that time in the capital markets, overall economic conditions, CSB’s financial performance and condition, and other factors, many of which are outside the Company’s control. There is no assurance that, if needed, CSB will be able to raise additional capital on favorable terms or at all. An inability to raise additional capital may have a material adverse effect on the Company’s ability to expand operations, and on the Company’s financial condition, results of operations and future prospects.

Strong competition within the market in which the Company operates could reduce its ability to attract and retain business.

Competition in the financial services industry is intense, as the Company competes with banks, credit unions, securities dealers, finance and insurance companies, mortgage brokers and investment advisors. As a result of their size and ability to achieve economies of scale, certain of the Company’s competitors offer a broader range of products and services, or in some cases a lower cost operating model, than the Company can offer. The Company’s ability to achieve its financial objectives will depend on its ability to deliver or expand product delivery systems and technology required by customers.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of the Company’s computer systems or otherwise, could severely harm the Company’s business.

As part of the Company’s business, it collects, processes and retains sensitive and confidential client and customer information on behalf of the Company’s subsidiaries and other third parties. Despite the security measures the Company has in place, its facilities and systems, and those of the Company’s third-party service providers, may be vulnerable to security breaches. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by the Company or by its vendors, could severely damage the Company’s reputation, cause a loss of customer confidence, expose it to risks of litigation and liability or disrupt the Company’s operations and may have a material adverse effect on the Company’s business.

Potential misuse of funds or information by the Company’s employees or by third parties could result in damage to its clients for which the Company could be held liable, subject the Company to regulatory sanctions and otherwise adversely affect the Company’s financial condition and results of operations.

The Company’s employees handle a significant amount of funds, as well as financial and personal information. Although the Company has implemented systems to minimize the risk of fraudulent taking or misuse of funds or information, there can be no assurance that its controls will be adequate or that a taking or misuse of funds or information by employees, by third parties who have authorized access to funds or information, or by third parties who are able to access funds or information without authorization will never occur. The Company could be held liable for such an event and could also be subject to regulatory sanctions. The Company could also incur the expense of developing additional controls to prevent future such occurrences. Although the Company has insurance to cover such potential losses, the Company cannot provide assurance that such insurance will be adequate to meet any liability. In addition, any loss of trust or confidence placed in the Company by its clients could result in a loss of business, which could adversely affect the Company’s financial condition and results of operations.

A failure in or breach of the Company’s technology infrastructure, or those of third parties with whom the Company has relationships, could result in a material adverse effect on the Company’s operations, reputation, cash flows, financial condition and results of operation.

The Company is very dependent upon the use of technology to operate its business. The Company processes a large number of transactions every day and maintains and transmits confidential client and employee information through its technology systems. Although the Company has instituted security systems and monitors, modifies and updates those systems periodically, those systems may fail to operate properly. Technology changes at a rapid pace, as do the threats to the continued operation and security of the Company’s technology systems.

Most of the software applications the Company uses are licensed from, and supported, upgraded and maintained by, third parties. A suspension or termination of certain of the licenses or the related support, upgrades and maintenance could disrupt the Company’s business.

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

The trading volume and price of CSB’s common shares can be volatile.

CSB’s common shares are very thinly traded and, therefore, susceptible to price swings. CSB’s common shares are traded on the OTC market under the symbol “CSBB;” however, the investment community does not actively follow the CSB’s common shares. Given the lower trading volume of CSB’s common shares, significant sales of CSB’s common shares, or the expectation of significant sales, could cause CSB’s share price to fall.

Risks Relating to Economic and Market Conditions

Difficult market conditions and economic trends have adversely affected the financial services industry and the Company’s business.

The Company’s success depends, to a certain extent, upon local and national economic and political conditions as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Company’s control may adversely affect asset quality, deposit levels and loan demand and, therefore, the Company’s earnings. Because the Company has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and the Company’s ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings. If during a period of reduced real estate values, the Company is required to liquidate the collateral securing loans to satisfy the debt or to increase its allowance for loan losses, it could materially reduce the Company’s profitability and adversely affect its financial condition. The substantial majority of the Company’s loans are to individuals and businesses located in Holmes, Tuscarawas, Wayne and Stark Counties in Ohio. Consequently, significant declines in north central Ohio real estate values could have a material adverse effect on the Company’s business, financial condition or results of operations.

Changes in interest rates could adversely affect income and financial condition.

The Company’s earnings and financial condition are substantially dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Market interest rates are largely beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB as well as competitive factors. Changes in interest rates will influence the origination of loans, the purchase of investments and the level of prepayments on the Company’s loans and the receipt of payments on mortgage-backed securities, resulting in fluctuations of income and cash flow. Changes in interest rates also can affect the value of loans, securities, mortgage servicing rights and assets under management. Although fluctuations in market interest rates are neither completely predictable nor controllable, the Company’s Asset Liability Committee (ALCO) meets periodically to monitor the Company’s interest rate sensitivity position and oversee the Company’s financial risk management by establishing policies and operating limits. If short-term interest rates remain at their historically low levels for a prolonged period of time the Company’s interest-earning assets could continue to reprice downward while the Company’s interest-bearing liability rates, especially customer deposit rates, could remain at current levels. This would adversely impact the Company’s net income and financial condition. For more information, see Item 7a. Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K, which summarizes the Company’s exposure to interest rate risk.

Risks Related to Regulatory Environment and Legal Events

Legislative or regulatory changes or actions, or significant litigation, could adversely impact the Company or the businesses in which it is engaged.

The Company and its subsidiaries are subject to broad state and federal regulation, supervision and legislation that govern almost all aspects of its operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the Deposit Insurance Fund, and not to benefit the Company’s shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact the Company or its ability to increase the value of its business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by an institution and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defending the Company’s business and may lead to penalties that materially affect the Company and its shareholders.

As discussed earlier, comprehensive revisions to the regulatory capital framework were included in the final rule adopted by the FRB in July 2013 based upon the Basel III capital standards. The final rule specifically revises what qualifies as regulatory capital, raises minimum requirements and introduces the concept of additional capital buffers. The need to maintain more and higher quality capital as well as greater liquidity going forward could limit the Company’s business activities, including lending, and the Company’s ability to expand, either organically or through acquisitions. In addition, the new liquidity standards could require the Company to increase the Company’s holdings of highly liquid short-term investments, thereby reducing the Company’s ability to invest in longer-term assets even if longer-term assets are more desirable from a balance sheet management perspective.

The Dodd-Frank Act may adversely impact the Company’s business, financial condition or results of operations.

The Dodd-Frank Act which was signed into law on July 21, 2010 represents a comprehensive overhaul of the financial services industry within the U.S. While a number of provisions of the Dodd-Frank Act have already been in place for a number of years, there are some provisions that still have not been fully implemented through the adoption of regulations and which may still significantly impact the Company in the future.

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

In the normal course of business, CSB is subject to pending and threatened legal actions, including claims for which material relief or damages sought are substantial. Although CSB is not able to predict the outcome of such actions, after reviewing pending and threatened actions, management believes that the outcome of any or all such actions will not have a material adverse effect on the results of operations, the financial position or shareholders’ equity of CSB. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of CSB is a party or has a material interest that is adverse to CSB or the Bank

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information contained in the section captioned “Common Stock and Shareholder Information” on page 22 of the Annual Report is incorporated herein by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

On July 7, 2005 CSB filed a Current Report on Form 8-K with the SEC announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. The Company did not repurchase any of its common shares during 2014.

PERFORMANCE GRAPH

The following graph compares the yearly stock change and the cumulative total shareholder return on CSB’s Common Shares during the five-year period ended December 31, 2014, with the cumulative total return on the Standard and Poor’s 500 Stock Index and the NASDAQ Community Bank Stock Index. The comparison assumes $100 was invested on December 31, 2009 in CSB’s Common Shares and in each of the indicated indices and assumes reinvestment of dividends.

	2009	2010	2011	2012	2013	2014
CSBB	$100	$107	$120	$127	$148	$177
S & P 500	100	115	117	136	180	205
NASDAQ Bank	100	111	104	123	174	182

ITEM 6.	SELECTED FINANCIAL DATA.

Information contained in the section captioned “Selected Financial Data” on page 9 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information contained in the section captioned “2014 Financial Review” on pages 8 through 22 of the Annual Report is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Changes In Internal Control Over Financial Reporting

There have been no significant changes during the quarter ended December 31, 2014, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that materially affected, or are reasonably likely to materially affect the internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 22, 2015 (the “2015 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 – Election of Directors” in the Company’s definitive proxy statement relating to the 2015 Annual Meeting to be filed with the SEC (“2015 Proxy Statement”). The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the information to be included under the caption “Executive Officers” in the 2015 Proxy Statement.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement.

Code of Ethics

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

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders may recommend nominees to the Company’s Board of Directors is incorporated herein by reference from the information to be included under the caption “Shareholder Nominations” in the 2015 Proxy Statement. These procedures have not materially changed from those described in CSB’s definitive proxy materials for the 2015 Annual Meeting of Shareholders.

Audit Committee

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Proposal One – Election of Directors” subsections “Membership and Meetings of the Board and its Committees” and “Committees of the Board of Directors – Audit Committee” in the 2015 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Discussion of Executive Compensation Programs” and “Executive Compensation and Other Information” in the 2015 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Committee Interlocks and Insider Participation” in the 2015 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	11,904	$18.00	—
Equity compensation plans not approved by stockholders	—	—	—

Total	11,904	$18.00	—

Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2015 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2015 Proxy Statement. There were no relationships where transactions exceeded $120,000 for the year ended December 31, 2014.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Proposal One – Election of Directors subsection “Membership and Meetings of the Board and its Committees” in the 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Audit Committee Procedures for Pre-Approval of Services by the Independent Public Accounting Firm” in the 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The Consolidated Financial Statements (and report thereon) listed below are incorporated by reference from CSB Bancorp, Inc.’s 2014 Annual Report as noted:

Report of Independent Registered Public Accounting Firm (S.R. Snodgrass) –pg. 24.

Consolidated Balance Sheets at December 31, 2014 and 2013–pg. 25.

Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012–pg. 26.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012–pg. 27.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012–pg. 27.

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012–pgs. 28-29.

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

(a)(3) Exhibits

The documents listed below are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc., (incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 30, 1999, Exhibit 3.1.1, film number 99579149).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form DEF 14A filed on March 25, 2009, Appendix A, film number 09703970).

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

10	Amended and Restated Separation Agreement and General Release between Rick L. Ginther and The Commercial and Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 26, 2012, Exhibit 10, film number 12714232).

10.1	CSB Bancorp, Inc. Share Incentive Plan (incorporated by reference to registrant’s Form DEF 14A filing, filed on March 18, 2005, Appendix A, film number 08696769).

10.2	Employment Agreement between Paula Meiler and the Commercial and Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 25, 2013, Exhibit 10.1, film number 13714485).

10.3	Amendment to Employment Agreement between Paula Meiler and The Commercial & Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 25, 2013, Exhibit 10.2, film number 13714485).

13	CSB Bancorp, Inc. 2014 Annual Report to Shareholders

21	Subsidiaries of CSB Bancorp, Inc.

23.1	Consent of S.R. Snodgrass, P.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	The following materials from CSB’s 2014 Annual Report to Shareholders formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

/s/ Eddie L. Steiner
Date: March 23, 2015	Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2015.

Signatures	Title

/s/ Eddie L. Steiner	President and Chief Executive Officer
Eddie L. Steiner

/s/ Paula J. Meiler	Senior Vice President and Chief Financial Officer
Paula J. Meiler

/s/ Pamela S. Basinger	Vice President and Principal Accounting Officer
Pamela S. Basinger

/s/ Robert K. Baker	Director
Robert K. Baker

/s/ Ronald E. Holtman	Director
Ronald E. Holtman

/s/ J. Thomas Lang	Director
J. Thomas Lang

/s/ Daniel J. Miller	Director
Daniel J. Miller

/s/ Jeffery A. Robb, Sr.	Director
Jeffery A. Robb, Sr.

/s/ John R. Waltman	Director
John R. Waltman

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc., (incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.1.1	Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 30, 1999, Exhibit 3.1.1, film number 99579149).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form 10-SB).

3.2.1	Amended Article VIII Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form DEF 14A filed on March 25, 2009, Appendix A, film number 09703970).

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form 10-SB).

10	Amended and Restated Separation Agreement and General Release between Rick L. Ginther and The Commercial and Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 26, 2012, Exhibit 10, film number 12714232).

10.1	CSB Bancorp, Inc. Share Incentive Plan (incorporated by reference to registrant’s Form DEF 14A filing, filed on March 18, 2005, Appendix A, film number 08696769).

10.2	Employment Agreement between Paula Meiler and the Commercial and Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 25, 2013, Exhibit 10.1, film number 13714485).

10.3	Amendment to Employment Agreement between Paula Meiler and The Commercial & Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 25, 2013, Exhibit 10.2, film number 13714485).

13	CSB Bancorp, Inc. 2014 Annual Report to Shareholders

21	Subsidiaries of CSB Bancorp, Inc.

23.1	Consent of S.R. Snodgrass, P.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	The following materials from CSB’s 2014 Annual Report to Shareholders formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.