Form 10-Q
period 2015-03-31
CSB BANCORP INC /OH
filed 2015-05-14
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at May 1, 2015:
2,739,405 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED March 31, 2015

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents
Cash and due from banks	$14,253	$15,310
Interest-earning deposits in other banks	21,260	28,613
Federal funds sold	119	—

Total cash and cash equivalents	35,632	43,923

Securities
Available-for-sale, at fair value	106,575	100,108
Held-to-maturity; fair value of $35,558 in 2015 and $38,950 in 2014	34,446	38,316
Restricted stock, at cost	4,614	4,614

Total securities	145,635	143,038

Loans held for sale	299	75

Loans	420,861	410,903
Less allowance for loan losses	4,494	4,381

Net loans	416,367	406,522

Premises and equipment, net	8,248	8,286
Core deposit intangible	598	629
Goodwill	4,728	4,728
Bank-owned life insurance	9,881	9,815
Accrued interest receivable and other assets	3,700	3,965

TOTAL ASSETS	$625,088	$620,981

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$137,941	$139,251
Interest-bearing	359,392	360,824

Total deposits	497,333	500,075

Short-term borrowings	52,133	46,627
Other borrowings	14,788	14,953
Accrued interest payable and other liabilities	2,043	1,876

Total liabilities	566,297	563,531

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,739,405 shares in 2015 and 2014	18,629	18,629
Additional paid-in capital	9,884	9,884
Retained earnings	34,911	34,090
Treasury stock at cost - 241,197 shares in 2015 and 2014	(4,871)	(4,871)
Accumulated other comprehensive income (loss)	238	(282)

Total shareholders’ equity	58,791	57,450

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$625,088	$620,981

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2015	2014
INTEREST AND DIVIDEND INCOME
Loans, including fees	$4,573	$4,429
Taxable securities	688	786
Nontaxable securities	130	115
Other	16	6

Total interest and dividend income	5,407	5,336

INTEREST EXPENSE
Deposits	271	304
Short-term borrowings	17	19
Other borrowings	105	115

Total interest expense	393	438

NET INTEREST INCOME	5,014	4,898

PROVISION FOR LOAN LOSSES	194	185

Net interest income, after provision for loan losses	4,820	4,713

NONINTEREST INCOME
Service charges on deposit accounts	286	297
Trust services	202	216
Debit card interchange fees	227	198
Securities gains	35	—
Gain on sale of loans, net	70	24
Other income	234	218

Total noninterest income	1,054	953

NONINTEREST EXPENSES
Salaries and employee benefits	2,150	2,019
Occupancy expense	267	266
Equipment expense	166	181
Professional and director fees	290	182
Franchise tax expense	100	107
Marketing and public relations	76	108
Software expense	189	162
Debit card expense	99	81
Amortization of intangible assets	32	32
FDIC insurance expense	92	86
Other expenses	487	453

Total noninterest expenses	3,948	3,677

Income before income taxes	1,926	1,989
FEDERAL INCOME TAX PROVISION	584	573

NET INCOME	$1,342	$1,416

Basic and diluted net earnings per share	$0.49	$0.52

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Net income	$1,342	$1,416

Other comprehensive income
Unrealized gains arising during the period	768	774
Income tax effect	(261)	(263)
Unrealized losses on held to maturity transfer
Amounts reclassified from accumulated other comprehensive income, held-to-maturity	54	52
Income tax effect	(18)	(18)
Reclassification adjustment for gains on available-for- sale securities included in net income	(35)	—
Income tax effect	12	—

Other comprehensive income	520	545

Total comprehensive income	$1,862	$1,961

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2015	2014
Balance at beginning of period	$57,450	$52,411
Net income	1,342	1,416
Other comprehensive income	520	545
Cash dividends declared	(521)	(493)

Balance at end of period	$58,791	$53,879

Cash dividends declared per share	$0.19	$0.18

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
NET CASH FROM OPERATING ACTIVITIES	$1,193	$997

CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, held-to-maturity	3,908	700
Proceeds from maturities and repayments, available-for-sale	4,480	2,026
Purchases, available-for-sale	(10,358)	(2,535)
Proceeds from sale of available-for-sale securities	88	—
Proceeds from redemption of restricted stock	—	850
Loan originations, net of repayments	(10,049)	(28,821)
Property, equipment, and software acquisitions	(152)	(236)

Net cash used in investing activities	(12,083)	(28,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(2,742)	(14,356)
Net change in short-term borrowings	5,506	13,121
Net change in other borrowings	(165)	4,947

Net cash provided by financing activities	2,599	3,712

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,291)	(23,307)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,923	42,599

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,632	$19,292

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$395	$446
Income taxes	—	300
Noncash financing activities:
Dividends declared	521	493

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2015, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2014, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year or any future interim period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. The Company has included the disclosures related to this Update in Note 3.

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

In June 2014, the FASB issued ASU 2014-10, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This Update did not have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This Update did not have a significant impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangible – Goodwill and Other Internal Use Software (Topic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. This Update is not expected to have a significant impact on the Company’s financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at March 31, 2015 and December 31, 2014:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2015
Available-for-sale
U.S. Treasury security	$1,003	$2	$—	$1,005
U.S. Government agencies	28,411	54	40	28,425
Mortgage-backed securities of government agencies	47,543	1,221	12	48,752
Other mortgage-backed securities	131	2	—	133
Asset-backed securities of government agencies	2,568	12	6	2,574
State and political subdivisions	20,180	440	58	20,562
Corporate bonds	5,004	58	1	5,061
Equity securities	54	9	—	63

Total available-for-sale	104,894	1,798	117	106,575
Held-to-maturity securities
U.S. Government agencies	13,360	592	—	13,952
Mortgage-backed securities of government agencies	21,086	532	12	21,606

Total held-to-maturity	34,446	1,124	12	35,558
Restricted stock	4,614	—	—	4,614

Total securities	$143,954	$2,922	$129	$146,747

December 31, 2014
Available-for-sale
U.S. Treasury security	$1,004	$—	$4	$1,000
U.S. Government agencies	25,228	6	155	25,079
Mortgage-backed securities of government agencies	47,696	730	79	48,347
Other mortgage-backed securities	139	2	—	141
Asset-backed securities of government agencies	2,606	3	5	2,604
State and political subdivisions	17,878	433	44	18,267
Corporate bonds	4,503	40	1	4,542
Equity securities	106	22	—	128

Total available-for-sale	99,160	1,236	288	100,108
Held-to-maturity securities
U.S. Government agencies	16,343	294	2	16,635
Mortgage-backed securities of government agencies	21,973	398	56	22,315

Total held-to-maturity	38,316	692	58	38,950
Restricted stock	4,614	—	—	4,614

Total securities	$142,090	$1,928	$346	$143,672

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at March 31, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale:
Due in one year or less	$4,618	$4,643
Due after one through five years	21,954	22,196
Due after five through ten years	26,055	26,290
Due after ten years	52,213	53,383

Total debt securities available-for-sale	$104,840	$106,512

Held-to-maturity:
Due in one year or less	$—	$—
Due after one through five years	—	—
Due after five through ten years	5,702	5,973
Due after ten years	28,744	29,585

Total debt securities held-to-maturity	$34,446	$35,558

Securities with a carrying value of approximately $94.7 million and $88.4 million were pledged at March 31, 2015 and December 31, 2014, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $4.1 million at March 31, 2015 and December 31, 2014. The FHLB mandatorily redeemed members’ stock during the first quarter of 2014. Federal Reserve Bank stock was $471 thousand at March 31, 2015 and December 31, 2014.

The following table shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of the sales.

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Proceeds	$88	$—
Realized gains	35	—
Realized losses	—	—

Net securities gains	$35	$—

The income tax provision applicable to realized gains amounted to $12 thousand for the three month period ending March 31, 2015.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2015
Available-for-sale
U.S. Government agencies	$2	$3,193	$38	$5,962	$40	$9,155
Mortgage-backed securities of government agencies	12	1,322	—	—	12	1,322
Asset-backed securities of government agencies	6	993	—	—	6	993
State and political subdivisions	47	3,017	11	686	58	3,703
Corporate bonds	1	499	—	—	1	499
Held-to-maturity
Mortgage-backed securities of government agencies	12	3,228	—	—	12	3,228

Total temporarily impaired securities	$80	$12,252	$49	$6,648	$129	$18,900

December 31, 2014
Available-for-sale
U.S. Treasury security	$4	$1,000	$—	$—	$4	$1,000
U.S. Government agencies	12	5,188	143	5,856	155	11,044
Mortgage-backed securities of government agencies	40	6,348	39	4,939	79	11,287
Asset-backed securities of government agencies	5	1,603	—	—	5	1,603
State and political subdivisions	13	1,300	31	1,416	44	2,716
Corporate bonds	1	499	—	—	1	499
Held-to-maturity
U.S. Government agencies	2	998	—	—	2	998
Mortgage-backed securities of government agencies	—	—	56	9,265	56	9,265

Total temporarily impaired securities	$77	$16,936	$269	$21,476	$346	$38,412

There were twenty-six (26) securities in an unrealized loss position at March 31, 2015, nine (9) of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at March 31, 2015.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Commercial	$131,315	$123,813
Commercial real estate	142,742	139,695
Residential real estate	122,451	121,684
Construction & land development	16,110	17,446
Consumer	7,875	7,913

Total loans before deferred costs	420,493	410,551
Deferred loan costs	368	352

Total Loans	$420,861	$410,903

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2015 and December 31, 2014, approximately 78% and 77%, respectively of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Loans serviced for others approximated $73.4 million and $70.6 million at March 31, 2015 and December 31, 2014, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four (4) counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2015 and December 31, 2014, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The increase in the provision for loan losses related to commercial and industrial loans was primarily due to the increase in loan balances. The increase in the provision related to commercial real estate loans was affected by an increase in loan balances and charge-offs that occurred during the three months ended March 31, 2015. The increase in the provision related to consumer loans was due to charge-offs of loans in that category.

The increase in the provision for possible loan losses during the three months ended March 31, 2014 related to commercial real estate loans was affected by an increase in the historical loss rate of this loan type, as well as a charge-off that occurred during the first quarter of 2014. The provision for possible loan losses related to residential real estate decreased during the first quarter of 2014 as a result of a decrease in the historical loss rate within this category.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended March 31, 2015
Beginning balance	$1,289	$1,524	$1,039	$142	$60	$327	$4,381
Provision for possible loan losses	101	64	8	(9)	36	(6)	194
Charge-offs	(2)	(24)	(53)	—	(30)		(109)
Recoveries	6	10	9	—	3		28

Net charge-offs	4	(14)	(44)	—	(27)		(81)

Ending balance	$1,394	$1,574	$1,003	$133	$69	$321	$4,494

Three months ended March 31, 2014
Beginning balance	$1,219	$1,872	$1,205	$178	$91	$520	$5,085
Provision for possible loan losses	(72)	517	(151)	(33)	(12)	(64)	185
Charge-offs	(8)	(197)	(4)	—	(8)		(217)
Recoveries	2	—	4	—	6		12

Net charge-offs	(6)	(197)	—	—	(2)		(205)

Ending balance	$1,141	$2,192	$1,054	$145	$77	$456	$5,065

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and based on the impairment method as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
March 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$—	$105	$38	$—	$—	$—	$143
Collectively evaluated for impairment	1,394	1,469	965	133	69	321	4,351

Total ending allowance balance	$1,394	$1,574	$1,003	$133	$69	$321	$4,494

Loans:
Loans individually evaluated for impairment	$5,421	$1,644	$1,522	$—	$—		$8,587
Loans collectively evaluated for impairment	125,894	141,098	120,929	16,110	7,875		411,906

Total ending loans balance	$131,315	$142,742	$122,451	$16,110	$7,875		$420,493

December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$—	$109	$75	$—	$—	$—	$184
Collectively evaluated for impairment	1,289	1,415	964	142	60	327	4,197

Total ending allowance balance	$1,289	$1,524	$1,039	$142	$60	$327	$4,381

Loans:
Loans individually evaluated for impairment	$5,922	$1,679	$1,612	$—	$—		$9,213
Loans collectively evaluated for impairment	117,891	138,016	120,072	17,446	7,913		401,338

Total ending loans balance	$123,813	$139,695	$121,684	$17,446	$7,913		$410,551

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
March 31, 2015
Commercial	$6,584	$5,416	$21	$5,437	$—
Commercial real estate	1,829	1,011	632	1,643	105
Residential real estate	1,703	1,042	484	1,526	38

Total impaired loans	$10,116	$7,469	$1,137	$8,606	$143

December 31, 2014
Commercial	$7,011	$5,889	$37	$5,926	$—
Commercial real estate	1,836	950	728	1,678	109
Residential real estate	1,721	885	730	1,615	75

Total impaired loans	$10,568	$7,724	$1,495	$9,219	$184

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Average recorded investment:
Commercial	$5,857	$6,156
Commercial real estate	1,704	3,697
Residential real estate	1,618	1,884

Average recorded investment in impaired loans	$9,179	$11,737

Interest income recognized:
Commercial	$51	$92
Commercial real estate	5	35
Residential real estate	16	15

Interest income recognized on a cash basis on impaired loans	$72	$142

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the aging of past due loans and nonaccrual loans as of March 31, 2015 and December 31, 2015 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
March 31, 2015
Commercial	$130,192	$97	$—	$—	$1,026	$1,123	$131,315
Commercial real estate	140,886	62	—	132	1,662	1,856	142,742
Residential real estate	120,974	635	3	155	684	1,477	122,451
Construction & land development	16,110	—	—	—	—	—	16,110
Consumer	7,778	65	6	—	26	97	7,875

Total Loans	$415,940	$859	$9	$287	$3,398	$4,553	$420,493

December 31, 2014
Commercial	$122,283	$362	$96	$1	$1,071	$1,530	$123,813
Commercial real estate	137,683	174	104	—	1,734	2,012	139,695
Residential real estate	120,025	424	92	280	863	1,659	121,684
Construction & land development	17,431	—	15	—	—	15	17,446
Consumer	7,798	73	42	—	—	115	7,913

Total Loans	$405,220	$1,033	$349	$281	$3,668	$5,331	$410,551

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed. Loans whose terms have been modified as TDR’s totaled $6.3 million as of March 31, 2015, and $6.8 million as of December 31, 2014, with $55 thousand and $88 thousand of specific reserves allocated to those loans, respectively. At March 31, 2015, $5.9 million of the loans classified as TDR’s were performing in accordance with their modified terms. Of the remaining $396 thousand, all were in nonaccrual of interest status.

The Company held no foreclosed real estate as of March 31, 2015 or March 31, 2014. Consumer mortgage loans in the process of foreclosure were $199 thousand at March 31, 2015 and $149 thousand at March 31, 2014.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans restructured during the three month period ended March 31, 2015 and the three month period ended March 31, 2014.

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
For the Three Months Ended March 31, 2015
Residential Real Estate	1	$29	$29

Total Restructured Loans	1	$29	$29

For the Three Months Ended March 31, 2014
Residential Real Estate	1	$84	$84

Total Restructured Loans	1	$84	$84

The loans restructured were modified by changing the monthly payment to interest only. No principal reduction was made. None of the loans that were restructured in 2013 or 2014 have subsequently defaulted in the three month periods ended March 31, 2015 and 2014.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial loans individually by classifying the loans as to credit risk. This analysis includes commercial loans with an outstanding balance greater than $300 thousand. This analysis is performed on an annual basis. The Company uses the following definitions for risk ratings:

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $300 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class is as follows as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
March 31, 2015
Commercial	$119,599	$4,303	$6,910	$—	$503	$131,315
Commercial real estate	133,505	4,841	3,489	—	907	142,742
Residential real estate	207	—	38	—	122,206	122,451
Construction & land development	11,940	1,279	—	—	2,891	16,110
Consumer	—	—	—	—	7,875	7,875

Total	$265,251	$10,423	$10,437	$—	$134,382	$420,493

December 31, 2014
Commercial	$112,467	$3,809	$6,690	$—	$847	$123,813
Commercial real estate	129,792	4,898	3,634	—	1,371	139,695
Residential real estate	209	—	39	—	121,436	121,684
Construction & land development	13,889	1,579	—	—	1,978	17,446
Consumer	—	—	—	—	7,913	7,913

Total	$256,357	$10,286	$10,363	$—	$133,545	$410,551

The following table presents loans that are not rated by class of loans as of March 31, 2015 and December 31, 2014. Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non-Performing	Total
March 31, 2015
Commercial	$503	$—	$503
Commercial real estate	907	—	907
Residential real estate	121,405	801	122,206
Construction & land development	2,891	—	2,891
Consumer	7,849	26	7,875

Total	$133,555	$827	$134,382

December 31, 2014
Commercial	$847	$—	$847
Commercial real estate	1,371	—	1,371
Residential real estate	120,332	1,104	121,436
Construction & land development	1,978	—	1,978
Consumer	7,913	—	7,913

Total	$132,441	$1,104	$133,545

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4- FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of March 31, 2015 and December 31, 2014 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2015
Assets:
Securities available-for-sale
U.S. Treasury security	$1,005	$—	$—	$1,005
U.S. Government agencies	—	28,425	—	28,425
Mortgage-backed securities of government agencies	—	48,752	—	48,752
Other mortgage-backed securities	—	133	—	133
Asset-backed securities of government agencies	—	2,574	—	2,574
State and political subdivisions	—	20,562	—	20,562
Corporate bonds	—	5,061	—	5,061

Total debt securities	1,005	105,507	—	106,512
Equity securities	63	—	—	63

Total available-for-sale securities	$1,068	$105,507	$—	$106,575

December 31, 2014
Assets:
Securities available-for-sale
U.S. Treasury security	$1,000	$—	$—	$1,000
U.S. Government agencies	—	25,079	—	25,079
Mortgage-backed securities of government agencies	—	48,347	—	48,347
Other mortgage-backed securities	—	141	—	141
Asset-backed securities
of government agencies	—	2,604	—	2,604
State and political subdivisions	—	18,267	—	18,267
Corporate bonds	—	4,542	—	4,542

Total debt securities	1,000	98,980	—	99,980
Equity securities	128	—	—	128

Total available-for-sale securities	$1,128	$98,980	$—	$100,108

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of March 31, 2015 and December 31, 2014, by level within the fair value hierarchy. Impaired loans and other real estate are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4- FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2015
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$8,444	$8,444

December 31, 2014
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$9,029	$9,029

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
March 31, 2015
Impaired loans	$6,047	Discounted cash flow	Remaining term Discount rate	2 mos to 27 yrs (63 months) 3.1% to 9.8% (4.6%)

	2,397	Appraisal of collateral(1),(3)	Appraisal adjustments (2) Liquidation expense (2)	0% to -35% (-26%) -10% (-10%)

December 31, 2014
Impaired loans	$6,539	Discounted cash flow	Remaining term Discount rate	2 mos to 28 yrs / (62 mos) 3.1% to 8.3% / (4.6%)

	2,490	Appraisal of collateral(1),(3)	Appraisal adjustments (2) Liquidation expense (2)	-20% to -25% (-24%) -10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of March 31, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)	Carrying Value	Level 1	Level II	Level III	Total Fair Value
March 31, 2015
Financial assets:
Cash and cash equivalents	$35,632	$35,632	$—	$—	$35,632
Securities available-for-sale	106,575	1,068	105,507	—	106,575
Securities held-to-maturity	34,446	—	35,558	—	35,558
Restricted stock	4,614	4,614	—	—	4,614
Loans held for sale	299	299	—	—	299
Net loans	416,367	—	—	421,853	421,853
Bank-owned life insurance	9,881	9,881	—	—	9,881
Accrued interest receivable	1,625	1,625	—	—	1,625
Mortgage servicing rights	222	—	—	222	222
Financial liabilities:
Deposits	$497,333	$370,962	$—	$127,054	$498,016
Short-term borrowings	52,133	52,133	—	—	52,133
Other borrowings	14,788	—	—	15,036	15,036
Accrued interest payable	82	82	—	—	82

December 31, 2014
Financial assets:
Cash and cash equivalents	$43,923	$43,923	$—	$—	$43,923
Securities available-for-sale	100,108	1,128	98,980	—	100,108
Securities held-to-maturity	38,316	—	38,950	—	38,950
Restricted stock	4,614	4,614	—	—	4,614
Loans held for sale	75	75	—	—	75
Net loans	406,522	—	—	411,168	411,168
Bank-owned life insurance	9,815	9,815	—	—	9,815
Accrued interest receivable	1,329	1,329	—	—	1,329
Mortgage servicing rights	222	—	—	222	222
Financial liabilities:
Deposits	$500,075	$372,312	$—	$128,445	$500,757
Short-term borrowings	46,627	46,627	—	—	46,627
Other borrowings	14,953	—	—	15,348	15,348
Accrued interest payable	84	84	—	—	84

For purposes of the above disclosures of estimated fair value, the following assumptions are used:

Cash and cash equivalents; Loans held for sale; Accrued interest receivable; Short-term borrowings and Accrued interest payable

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

Mortgage servicing rights

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates discounted cash flow and repayment assumptions based on management’s best judgment. As a result, these rights are measured at fair value on a recurring basis and are classified within Level III of the fair value hierarchy.

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

The Company also has unrecognized financial instruments at March 31, 2015 and December 31, 2014. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $126 million at March 31, 2015 and $128 million at December 31, 2014. Such amounts are also considered to be the estimated fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income by component net of tax for the three month periods ended March 31, 2015 and 2014:

(Dollars in thousands)	Pretax	Tax (Expense) Benefit	After-tax	Affected Line Item in the Consolidated Statements of Income
Three months ended March 31, 2015
Balance as of December 31, 2014	$(427)	$145	$(282)
Unrealized holding gain on available-for-sale securities arising during the period	768	(261)	507
Reclassify gain included in income	(35)	12	(23)	(a,b)
Amortization of held-to-maturity discount resulting from transfer	54	(18)	36	(c)

Total other comprehensive income	787	(267)	520

Balance as of March 31, 2015	$360	$(122)	$238

Three months ended March 31, 2014
Balance as of December 31, 2013	$(2,207)	$751	$(1,456)
Unrealized holding gain on available-for-sale securities arising during the period	774	(263)	511
Reclassify gain included in income	—	—	—	(a,b)
Amortization of held-to-maturity discount resulting from transfer	52	(18)	34	(c)

Total other comprehensive income	826	(281)	545

Balance as of March 31, 2014	$(1,381)	$470	$(911)

(a)	Securities gain, net
(b)	Federal Income Tax Provision
(c)	There was no income statement effect from the transfer of securities to held-to-maturity.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at March 31, 2015 as compared to December 31, 2014, and the consolidated results of operations for the three month period ended March 31, 2015 compared to the same period in 2014. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $625 million at March 31, 2015, compared to $621 million at December 31, 2014, representing an increase of $4 million, or less than 1%. This growth was funded by a $5 million increase in short-term borrowings during the three month period ended March 31, 2015. Loans and securities increased by $10 million and $3 million respectively, during the three month period while cash and cash equivalents decreased $8 million, or 19%.

Net loans increased $10 million, or 2%, during the three months ended March 31, 2015. Commercial loans including commercial real estate loans increased $11 million, or 4%, while construction and land development loans decreased $1 million, or 8%, with construction projects transferring to permanent financing during the three month period. Residential real estate loans increased $1 million, or 1%, and consumer loans decreased less than 1% from December 31, 2014. Consumers continued to refinance their mortgage loans for lower long-term rates. Residential mortgage loan originations for the three months ended March 31, 2015 were $8 million as compared to $7 million for the prior year three month period. The Bank originates and sells fixed-rate thirty year mortgages into the secondary market.

The allowance for loan losses as a percentage of total loans was 1.07% at March 31, 2015 and December 31, 2014. Outstanding loan balances increased 2% to $421 million at March 31, 2015. A provision of $194 thousand, offset by net charge-offs of $81 thousand, increased the allowance for loan losses for the three months ended March 31, 2015.

Nonaccrual loans decreased during first quarter 2015, new loans totaling $62 thousand were placed on nonaccrual status, $78 thousand in charge-offs were recognized, $104 thousand was returned to accrual status and pay downs of $150 thousand were received during the quarter on loans in nonaccrual status.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
Non-performing loans	$3,685	$3,949	$5,291
Other real estate	—	—	—
Allowance for loan losses	4,494	4,381	5,065
Total loans	420,861	410,903	407,770
Allowance: Loans	1.07%	1.07%	1.24%
Allowance: Non-performing loans	1.2x	1.1x	1.0x

The ratio of gross loans to deposits was 85% at March 31, 2015, compared to 82% at December 31, 2014. The increase in this ratio is the result of loan volume increases during the three months ended March 31, 2015.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $129 thousand within the available-for-sale and held-to-maturity portfolios as of March 31, 2015, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments detailed above on March 31, 2015, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits decreased $3 million, or less than 1%, from December 31, 2014 with noninterest bearing deposits decreasing $1 million and interest-bearing deposit accounts also decreasing $2 million. Total deposits as of March 31, 2015 are $31 million greater than March 31, 2014 deposit balances. On a year over year comparison, increases were recognized in every deposit category except for time deposits under $100 thousand.

Short-term borrowings consisting of overnight repurchase agreements with retail customers increased $6 million at March 31, 2015 from December 31, 2014 and other borrowings decreased $165 thousand as the Company repaid FHLB advances with required monthly amortization.

Total shareholders’ equity amounted to $58.8 million, or 9.4% of total assets, at March 31, 2015, compared to $57.5 million, or 9.3% of total assets, at December 31, 2014. The increase in shareholders’ equity during the three months ending March 31, 2015 was due to net income of $1.3 million and other comprehensive income increasing $520 thousand, which were partially offset by dividends declared of $521 thousand. The Company and the Bank met all regulatory capital requirements at March 31, 2015.

RESULTS OF OPERATIONS

Three months ended March 31, 2015 and 2014

For the quarter ended March 31, 2015, the Company recorded net income of $1.3 million or $0.49 per share, as compared to net income of $1.4 million, or $0.52 per share for the quarter ended March 31, 2014. The $74 thousand decrease in net income for the quarter was primarily the result of noninterest expenses increasing $271 thousand and a $9 thousand increase in provision for loan losses. This increase was partially offset by an increase in net interest income of $116 thousand and noninterest income of $101 thousand. Return on average assets and return on average equity were 0.87% and 9.33%, respectively, for the three month period of 2015, compared to 0.97% and 10.70%, respectively for the same quarter in 2014.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended March 31,
	2015		2014
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Interest-earning deposits in other banks	$24,113	0.25%	$6,944	0.35%
Federal funds sold	1,116	0.24	96	0.24
Taxable securities	127,649	2.19	136,800	2.33
Tax-exempt securities	18,825	4.26	15,624	4.52
Loans	414,761	4.48	396,028	4.55

Total earning assets	586,464	3.79%	555,492	3.95%
Other assets	36,164		35,485

TOTAL ASSETS	$622,628		$590,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$74,715	0.03%	$72,309	0.06%
Savings deposits	159,441	0.07	152,182	0.09
Time deposits	127,077	0.76	131,288	0.80
Other borrowed funds	64,478	0.77	64,806	0.84

Total interest bearing liabilities	425,711	0.37%	420,585	0.42%
Non-interest bearing demand deposits	136,413		114,708
Other liabilities	2,153		2,003
Shareholders’ Equity	58,351		53,681

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$622,628		$590,977

Taxable equivalent net interest spread		3.42%		3.53%
Taxable equivalent net interest margin		3.52%		3.63%

Interest income for the quarter ended March 31, 2015, was $5.4 million representing a $71 thousand increase, or a 1% improvement, compared to the same period in 2014. This increase was primarily due to average loan volume increasing $19 million for the quarter ended March 31, 2015 as compared to the first quarter 2014. Interest expense for the quarter ended March 31, 2015 was $393 thousand, a decrease of $45 thousand, or 10%, from the same period in 2014. The decrease in interest expense occurred primarily due to a decrease of 0.05% in interest rates paid on interest-bearing deposits which decreased from 0.35% in 2014 to 0.30% in 2015 and a rate decrease of 0.07% on all other borrowings which declined from 0.84% in 2014 to 0.77% for the quarter ended March 31, 2015.

The provision for loan losses for the quarter ended March 31, 2015 was $194 thousand, compared to a $185 thousand provision for the same quarter in 2014. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended March 31, 2015, was $1.1 million, an increase of $101 thousand, or 11%, compared to the same quarter in 2014. There was a gain of $35 thousand on sale of investments during first quarter 2015 as compared to no gain on sale of investments in the first quarter 2014. Service charges on deposit accounts decreased $11 thousand, or 4%, compared to the same quarter in 2014 primarily from decreases in overdraft fees. Debit card interchange income increased $29 thousand, or 15%, with greater fee income. Fees from trust and brokerage services decreased $14 thousand to $202 thousand for the first quarter 2015 as compared to the same quarter in 2014. The gain on the sale of mortgage loans to the secondary market increased to $70 thousand for the quarter ending March 31, 2015, from $24 thousand in the same quarter in 2014. The gain in 2015 was greater due to an additional volume of loans sold during the first quarter 2015.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Noninterest expenses for the quarter ended March 31, 2015 increased $271 thousand, or 7%, compared to the first quarter of 2014. Salaries and employee benefits increased $131 thousand, or 6%. Professional and director fees increased $108 thousand during for the quarter ended March 31, 2015 as compared to first quarter 2014, as a one-time expense of $110 thousand was incurred to contract a professional firm to assist the company with assessment of market opportunities and long-term strategic goals. Occupancy and equipment expenses decreased $14 thousand in 2015 over the first quarter of 2014. Other expenses increased $34 thousand, or 8%, compared to the first quarter 2014

Federal income tax expense increased $11 thousand, or 2%, for the quarter ended March 31, 2015 as compared to the first quarter of 2014. The provision for income taxes was $584 thousand (effective rate of 30%) for the quarter ended March 31, 2015, compared to $573 thousand (effective rate of 29%) for the same quarter ended 2014. The increase in the expense in 2015 resulted from the recapture of a $35 thousand capital loss tax carryforward in first quarter 2014 that did not recur in 2015.

CAPITAL RESOURCES

CSB maintained a strong capital position with tangible common equity to tangible assets of 8.63% at March 31, 2015 compared with 8.12% at March 31, 2014.

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) adopted risk-based capital guidelines on July 2, 2013 for bank holding companies and state member banks, designed to improve the level and quality of capital. CSB became subject to the new capital and risk weighting rules on January 1, 2015 with its first reporting period on March 31, 2015. The quality of capital will be provided by the new measurement of Tier 1 capital called common equity tier 1 or (“CET1”). Effective with the March 31, 2015 Call Report the Bank selected the opt-out election for accumulated other comprehensive income (“AOCI”). This election will neutralize the effects of unrealized gains and losses from available-for-sale securities and other elements of the AOCI account for regulatory capital purposes.

Consistent with the Board of Director’s commitment to public confidence and safe and sound banking operations, capital targets and minimum risk-based capital ratios for CSB were established to maintain excess capital to well-capitalized standards. To be considered well-capitalized, an institution must have a total risk-based capital ratio of at least 10%, a tier 1 capital ratio of at least 8%, a leverage capital ratio of at least 5%, a CET1 ratio of at least 6.5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a tier 1 capital ratio of at least 6%, a CET1 ratio of at least 4.5% and a leverage ratio of at least 4%.

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. As of March 31, 2015 the Company and the Bank met all capital adequacy requirements to which they were subject.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Capital Ratios
	March 31, 2015	December 31, 2014
CET1
Consolidated	12.3%	NA
Bank	12.0%	NA

Tier 1 ratio
Consolidated	12.3%	12.5%
Bank	12.0%	12.3%

Total Capital
Consolidated	13.3%	13.6%
Bank	13.1%	13.4%

LIQUIDITY

(Dollars in millions)	March 31, 2015	December 31, 2014	Change
Cash and cash equivalents	$36	$44	$(8)
Unused lines of credit	50	46	4
Unpledged securities at fair market value	50	48	2

	$136	$138	$(2)

Net deposits and short-term liabilities	$495	$497	$(2)

Liquidity ratio	27.5%	27.9%	(0.4)
Minimum board approved liquidity ratio	20.0%	20.0%	—

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

The liquidity ratio was 27.5% and 27.9% at March 31, 2015 and December 31, 2014.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2015, from the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. All positions are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -100 through +400 basis point changes, in 100 basis point increments, in market interest rates at March 31, 2015 and December 31, 2014. The net interest income reflected is for the first twelve month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

March 31, 2015
(Dollars in thousands)

Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$21,579	$1,225	6.0%	+/-25%
+300	21,220	866	4.3	+/-15
+200	20,883	529	2.6	+/-10
+100	20,569	215	1.1	+/-5
0	20,354	—	—
-100	20,080	(274)	(1.4)	+/-5

December 31, 2014
+400	$21,408	$1,144	5.6%	+/-25%
+300	21,082	818	4.0	+/-15
+200	20,766	502	2.5	+/-10
+100	20,454	190	0.9	+/-5
0	20,264	—	—
-100	20,022	(242)	(1.1)	+/-5

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

Quarter ended March 31, 2015

PART II – OTHER INFORMATION

ITEM 1-	LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A-	RISK FACTORS.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. No repurchases were made during the quarterly period ended March 31, 2015.

ITEM 3-	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4-	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5-	OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended March 31, 2015

PART II – OTHER INFORMATION

ITEM 6-	Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: May 14, 2015	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: May 14, 2015	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer

CSB BANCORP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.