Form 10-Q
period 2015-06-30
CSB BANCORP INC /OH
filed 2015-08-13
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at August 1, 2015:
2,739,405 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED June 30, 2015

Part I - Financial Information

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents
Cash and due from banks	$15,244	$15,310
Interest-earning deposits in other banks	23,672	28,613

Total cash and cash equivalents	38,916	43,923

Securities
Available-for-sale, at fair value	107,409	100,108
Held-to-maturity; fair value of $33,553 in 2015 and $38,950 in 2014	33,554	38,316
Restricted stock, at cost	4,614	4,614

Total securities	145,577	143,038

Loans held for sale	63	75

Loans	415,198	410,903
Less allowance for loan losses	4,656	4,381

Net loans	410,542	406,522

Premises and equipment, net	8,374	8,286
Core deposit intangible	566	629
Goodwill	4,728	4,728
Bank-owned life insurance	9,948	9,815
Accrued interest receivable and other assets	4,242	3,965

TOTAL ASSETS	$622,956	$620,981

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$139,603	$139,251
Interest-bearing	356,801	360,824

Total deposits	496,404	500,075

Short-term borrowings	51,702	46,627
Other borrowings	13,738	14,953
Accrued interest payable and other liabilities	2,146	1,876

Total liabilities	563,990	563,531

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,739,405 shares in 2015 and 2014	18,629	18,629
Additional paid-in capital	9,884	9,884
Retained earnings	35,908	34,090
Treasury stock at cost - 241,197 shares in 2015 and 2014	(4,871)	(4,871)
Accumulated other comprehensive loss	(584)	(282)

Total shareholders’ equity	58,966	57,450

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$622,956	$620,981

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME
Loans, including fees	$4,744	$4,631	$9,318	$9,060
Taxable securities	670	736	1,357	1,522
Nontaxable securities	137	115	267	230
Other	17	2	33	8

Total interest and dividend income	5,568	5,484	10,975	10,820

INTEREST EXPENSE
Deposits	272	289	544	593
Short-term borrowings	18	22	34	41
Other borrowings	103	128	208	243

Total interest expense	393	439	786	877

NET INTEREST INCOME	5,175	5,045	10,189	9,943

PROVISION FOR LOAN LOSSES	195	150	389	335

Net interest income, after provision for loan losses	4,980	4,895	9,800	9,608

NONINTEREST INCOME
Service charges on deposit accounts	315	316	601	613
Trust services	243	202	445	418
Debit card interchange fees	246	233	473	431
Securities gains	21	133	56	133
Gain on sale of loans, net	122	44	192	68
Other income	233	231	467	449

Total noninterest income	1,180	1,159	2,234	2,112

NONINTEREST EXPENSES
Salaries and employee benefits	2,224	2,110	4,374	4,129
Occupancy expense	258	240	524	506
Equipment expense	165	188	331	369
Professional and director fees	202	214	492	396
Franchise tax expense	100	106	199	213
Marketing and public relations	99	98	175	206
Software expense	213	172	402	334
Debit card expense	108	92	208	189
Amortization of intangible assets	31	33	63	65
FDIC insurance expense	90	91	182	177
Other expenses	484	505	972	942

Total noninterest expenses	3,974	3,849	7,922	7,526

Income before income taxes	2,186	2,205	4,112	4,194
FEDERAL INCOME TAX PROVISION	669	683	1,253	1,256

NET INCOME	$1,517	$1,522	$2,859	$2,938

Basic and diluted net earnings per share	$0.55	$0.55	$1.04	$1.07

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income	$1,517	$1,522	$2,859	$2,938

Other comprehensive income (loss)
Unrealized gains (losses) arising during the period	(1,386)	583	(618)	1,356
Amounts reclassified from accumulated other comprehensive income, held-to-maturity	162	51	216	104
Income tax effect	416	(214)	137	(496)
Reclassification adjustment for gains on available-for- sale securities included in net income	(21)	(133)	(56)	(133)
Income tax effect	7	45	19	45

Other comprehensive income	(822)	332	(302)	876

Total comprehensive income	$695	$1,854	$2,557	$3,814

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Balance at beginning of period	$58,791	$53,879	$57,450	$52,411
Net income	1,517	1,522	2,859	2,938
Other comprehensive income (loss)	(822)	332	(302)	876
Stock options exercised 451 shares issued in 2014	—	(1)	—	(1)
Cash dividends declared	(520)	(493)	(1,041)	(985)

Balance at end of period	$58,966	$55,239	$58,966	$55,239

Cash dividends declared per share	$0.19	$0.18	$0.38	$0.36

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
NET CASH FROM OPERATING ACTIVITIES	$3,639	$2,326

CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, held-to-maturity	8,945	5,481
Proceeds from maturities and repayments, available-for-sale	15,394	9,605
Purchases, available-for-sale	(25,088)	(2,535)
Purchases, held-to-maturity	(4,000)	—
Proceeds from sale of available-for-sale securities	1,576	2,483
Proceeds from redemption of restricted stock	—	850
Loan originations, net of repayments	(4,697)	(33,112)
Property, equipment, and software acquisitions	(444)	(268)

Net cash used in investing activities	(8,314)	(17,496)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(3,671)	2,745
Net change in short-term borrowings	5,075	1,852
Net change in other borrowings	(1,215)	4,821
Cash dividends paid	(521)	(492)
Stock options exercised	—	(1)

Net cash (used in) provided by financing activities	(332)	8,925

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,007)	(6,245)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,923	42,599

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,916	$36,354

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$792	$892
Income taxes	755	1,175
Noncash financing activities:
Dividends declared	520	493

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2015, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2014, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year or any future interim period.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. The company has included the disclosures related to this Update in Note 4.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. This Update is not expected to have a significant impact on the Company’s financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at March 31, 2015 and December 31, 2014:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2015
Available-for-sale
U.S. Treasury security	$1,003	$1	$—	$1,004
U.S. Government agencies	29,646	12	247	29,411
Mortgage-backed securities of government agencies	48,911	615	210	49,316
Other mortgage-backed securities	122	2	—	124
Asset-backed securities of government agencies	1,538	12	—	1,550
State and political subdivisions	20,826	305	228	20,903
Corporate bonds	5,034	16	14	5,036
Equity securities	65	—	—	65

Total available-for-sale	107,145	963	699	107,409
Held-to-maturity securities
U.S. Government agencies	13,478	210	85	13,603
Mortgage-backed securities of government agencies	20,076	71	197	19,950

Total held-to-maturity	33,554	281	282	33,553
Restricted stock	4,614	—	—	4,614

Total securities	$145,313	$1,244	$981	$145,576

December 31, 2014
Available-for-sale
U.S. Treasury security	$1,004	$—	$4	$1,000
U.S. Government agencies	25,228	6	155	25,079
Mortgage-backed securities of government agencies	47,696	730	79	48,347
Other mortgage-backed securities	139	2	—	141
Asset-backed securities of government agencies	2,606	3	5	2,604
State and political subdivisions	17,878	433	44	18,267
Corporate bonds	4,503	40	1	4,542
Equity securities	106	22	—	128

Total available-for-sale	99,160	1,236	288	100,108
Held-to-maturity securities
U.S. Government agencies	16,343	294	2	16,635
Mortgage-backed securities of government agencies	21,973	398	56	22,315

Total held-to-maturity	38,316	692	58	38,950
Restricted stock	4,614	—	—	4,614

Total securities	$142,090	$1,928	$346	$143,672

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at June 30, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale:
Due in one year or less	$2,649	$2,665
Due after one through five years	18,739	18,845
Due after five through ten years	30,049	29,974
Due after ten years	55,643	55,860

Total debt securities available-for-sale	$107,080	$107,344

Held-to-maturity:
Due in one year or less	$—	$—
Due after one through five years	—	—
Due after five through ten years	7,769	7,794
Due after ten years	25,785	25,759

Total debt securities held-to-maturity	$33,554	$33,553

Securities with a carrying value of approximately $94.7 million and $88.4 million were pledged at June 30, 2015 and December 31, 2014, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $4.1 million at June 30, 2015 and December 31, 2014. Federal Reserve Bank stock was $471 thousand at June 30, 2015 and December 31, 2014.

The following table shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of the sales.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Proceeds	$1,488	$2,483	$1,576	$2,483

Realized gains	21	133	56	133
Realized losses	—	—	—	—

Net securities gains	$21	$133	$56	$133

The income tax provision applicable to realized gains amounted to $7 and $45 thousand for the three month periods ending June 30, 2015 and 2014, respectively. The income tax provision applicable to realized gains amounted to $19 thousand and $45 thousand for the six month periods ending June 30, 2015 and 2014, respectively. There were no tax benefits recognized from realized losses in 2015 or 2014.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2015
Available-for-sale
U.S. Government agencies	$161	$11,482	$86	$5,914	$247	$17,396
Mortgage-backed securities of government agencies	210	14,130	—	—	210	14,130
State and political subdivisions	209	8,857	19	677	228	9,534
Corporate bonds	14	486	—	—	14	486
Held-to-maturity
U.S. Government agencies	85	3,915	—	—	85	3,915
Mortgage-backed securities of government agencies	197	14,478	—	—	197	14,478

Total temporarily impaired securities	$876	$53,348	$105	$6,591	$981	$59,939

December 31, 2014
Available-for-sale
U.S. Treasury security	$4	$1,000	$—	$—	$4	$1,000
U.S. Government agencies	12	5,188	143	5,856	155	11,044
Mortgage-backed securities of government agencies	40	6,348	39	4,939	79	11,287
Asset-backed securities of government agencies	5	1,603	—	—	5	1,603
State and political subdivisions	13	1,300	31	1,416	44	2,716
Corporate bonds	1	499	—	—	1	499
Held-to-maturity
U.S. Government agencies	2	998	—	—	2	998
Mortgage-backed securities of government agencies	—	—	56	9,265	56	9,265

Total temporarily impaired securities	$77	$16,936	$269	$21,476	$346	$38,412

There were fifty-six (56) securities in an unrealized loss position at June 30, 2015, ten (10) of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at June 30, 2015.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Commercial	$127,878	$123,813
Commercial real estate	140,482	139,695
Residential real estate	122,732	121,684
Construction & land development	15,195	17,446
Consumer	8,534	7,913

Total loans before deferred costs	414,821	410,551
Deferred loan costs	377	352

Total Loans	$415,198	$410,903

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2015 and December 31, 2014, approximately 77% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Loans serviced for others approximated $75.5 million and $70.6 million at June 30, 2015 and December 31, 2014, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four (4) counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2015 and December 31, 2014, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

The changes in the provision for loan losses for the three and six month periods of 2015 related to commercial and industrial and commercial real estate loans were primarily due to the increase in loan balances in the first quarter of 2015 and the subsequent decrease in these loan balances in the second quarter of 2015. The increase in the provision related to consumer loans for the six months ended June 30, 2015 was due to charge-offs of loans in that category and increasing loan volumes.

The increase in the provision for possible loan losses during 2014 related to commercial and industrial loans was due to the increase in specific allocation amounts related to impaired and special mention loans and also the increase in loan balances. The increase in the provision related to commercial real estate loans was affected by an increase in the historical loss rate of this loan type, increase in loan balances, and charge-offs that occurred during the six months ended June 30, 2014. The decrease in the provision related to construction and land development loans relates primarily to the decrease in loan volume due to completion of construction projects and loans being moved to permanent financing.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended June 30, 2015
Beginning balance	$1,394	$1,574	$1,003	$133	$69	$321	$4,494
Provision for possible loan losses	(43)	(99)	8	(8)	8	329	195
Charge-offs	(3)	(16)	(17)	—	(4)		(40)
Recoveries	6	—	—	—	1		7

Net charge-offs	3	(16)	(17)	—	(3)		(33)

Ending balance	$1,354	$1,459	$994	$125	$74	$650	$4,656

Six months ended June 30, 2015
Beginning balance	$1,289	$1,524	$1,039	$142	$60	$327	$4,381
Provision for possible loan losses	58	(35)	16	(17)	44	323	389
Charge-offs	(5)	(40)	(70)	—	(34)		(149)
Recoveries	12	10	9	—	4		35

Net charge-offs	7	(30)	(61)	—	(30)		(114)

Ending balance	$1,354	$1,459	$994	$125	$74	$650	$4,656

Three months ended June 30, 2014
Beginning balance	$1,141	$2,192	$1,054	$145	$77	$456	$5,065
Provision for possible loan losses	182	51	102	(94)	(37)	(54)	150
Charge-offs	(5)	(156)	(2)	—	—		(163)
Recoveries	4	—	3	—	4		11

Net charge-offs	(1)	(156)	1	—	4		(152)

Ending balance	$1,322	$2,087	$1,157	$51	$44	$402	$5,063

Six months ended June 30, 2014
Beginning balance	$1,219	$1,872	$1,205	$178	$91	$520	$5,085
Provision for possible loan losses	113	568	(49)	(127)	(52)	(118)	335
Charge-offs	(18)	(353)	(6)	—	(3)		(380)
Recoveries	8	—	7	—	8		23

Net charge-offs	(10)	(353)	1	—	5		(357)

Ending balance	$1,322	$2,087	$1,157	$51	$44	$402	$5,063

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and based on the impairment method as of June 30, 2015 and December 31, 2014:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
June 30, 2015
Allowance for loan losses:
Individually evaluated for impairment	$—	$71	$30	$—	$—	$—	101
Collectively evaluated for impairment	1,354	1,388	964	125	74	650	4,555

Total ending allowance balance	$1,354	$1,459	$994	$125	$74	$650	4,656

Loans:
Loans individually evaluated for impairment	$2,187	$4,944	$1,823	$—	$—		8,954
Loans collectively evaluated for impairment	125,691	135,538	120,909	15,195	8,534		405,867

Total ending loans balance	$127,878	$140,482	$122,732	$15,195	$8,534		414,821

December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$—	$109	$75	$—	$—	$—	184
Collectively evaluated for impairment	1,289	1,415	964	142	60	327	4,197

Total ending allowance balance	$1,289	$1,524	$1,039	$142	$60	$327	4,381

Loans:
Loans individually evaluated for impairment	$5,922	$1,679	$1,612	$—	$—		9,213
Loans collectively evaluated for impairment	117,891	138,016	120,072	17,446	7,913		401,338

Total ending loans balance	$123,813	$139,695	$121,684	$17,446	$7,913		410,551

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2015 and December 31, 2014:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
June 30, 2015
Commercial	$6,728	$5,542	$11	$5,553	$—
Commercial real estate	1,814	1,029	564	1,593	71
Residential real estate	2,000	1,104	723	1,827	30

Total impaired loans	$10,542	$7,675	$1,298	$8,973	$101

December 31, 2014
Commercial	$7,011	$5,889	$37	$5,926	$—
Commercial real estate	1,836	950	728	1,678	109
Residential real estate	1,721	885	730	1,615	75

Total impaired loans	$10,568	$7,724	$1,495	$9,219	$184

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Average recorded investment:
Commercial	$6,137	$6,983	$5,998	$6,593
Commercial real estate	1,606	3,486	1,655	3,591
Residential real estate	1,729	1,838	1,674	1,861

Average recorded investment in impaired loans	$9,472	$12,307	$9,327	$12,045

Interest income recognized:
Commercial	$54	$41	$105	$102
Commercial real estate	4	35	9	70
Residential real estate	19	16	35	31

Interest income recognized on a cash basis on impaired loans	$77	$92	$149	$203

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the aging of past due loans and nonaccrual loans as of June 30, 2015 and December 31, 2014 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
June 30, 2015
Commercial	$126,693	$149	$228	$—	$808	$1,185	$127,878
Commercial real estate	138,747	280	4	—	1,451	1,735	140,482
Residential real estate	121,380	463	43	163	683	1,352	122,732
Construction & land development	15,195	—	—	—	—	—	15,195
Consumer	8,394	128	—	12	—	140	8,534

Total Loans	$410,409	$1,020	$275	$175	$2,942	$4,412	$414,821

December 31, 2014
Commercial	$122,283	$362	$96	$1	$1,071	$1,530	$123,813
Commercial real estate	137,683	174	104	—	1,734	2,012	139,695
Residential real estate	120,025	424	92	280	863	1,659	121,684
Construction & land development	17,431	—	15	—	—	15	17,446
Consumer	7,798	73	42	—	—	115	7,913

Total Loans	$405,220	$1,033	$349	$281	$3,668	$5,331	$410,551

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed. Loans whose terms have been modified as TDR’s totaled $7.0 million as of June 30, 2015, and $6.8 million as of December 31, 2014, with $39 thousand and $88 thousand of specific reserves allocated to those loans, respectively. At June 30, 2015, $6.6 million of the loans classified as TDR’s were performing in accordance with their modified terms. Of the remaining $404 thousand, all were in nonaccrual of interest status.

The Company held no foreclosed real estate as of June 30, 2015 or December 31, 2014. Consumer mortgage loans in the process of foreclosure were $280 thousand at June 30, 2015 and $139 thousand at December 31, 2014.

The following table presents loans restructured during the three and six month period ended June 30, 2015 and the three and six month periods June 30, 2014.

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
For the three months ended June 30, 2015
Residential Real Estate	3	$266	$266

Total Restructured Loans	3	$266	$266

For the six months ended June 30, 2015
Residential Real Estate	4	$295	$295

Total Restructured Loans	4	$295	$295

For the three months ended June 30, 2014
Residential Real Estate	—	$—	$—

Total Restructured Loans	—	$—	$—

For the six months ended June 30, 2014
Residential Real Estate	1	$84	$84

Total Restructured Loans	1	$84	$84

The loans restructured were modified by changing the monthly payment to interest only. No principal reduction was made. None of the loans that were restructured in 2013 or 2014 have subsequently defaulted in the six month periods ended June 30, 2015 and 2014.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $300 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class is as follows as of June 30, 2015 and December 31, 2014:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
June 30, 2015
Commercial	$113,532	$5,884	$7,633	$—	$829	$127,878
Commercial real estate	132,100	4,259	3,120	—	1,003	140,482
Residential real estate	204	—	37	—	122,491	122,732
Construction & land development	11,850	1,376	—	—	1,969	15,195
Consumer	—	—	—	—	8,534	8,534

Total	$257,686	$11,519	$10,790	$—	$134,826	$414,821

December 31, 2014
Commercial	$112,467	$3,809	$6,690	$—	$847	$123,813
Commercial real estate	129,792	4,898	3,634	—	1,371	139,695
Residential real estate	209	—	39	—	121,436	121,684
Construction & land development	13,889	1,579	—	—	1,978	17,446
Consumer	—	—	—	—	7,913	7,913

Total	$256,357	$10,286	$10,363	$—	$133,545	$410,551

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans that are not rated by class of loans as of June 30, 2015 and December 31, 2014. Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non-Performing	Total
June 30, 2015
Commercial	$829	$—	$829
Commercial real estate	1,003	—	1,003
Residential real estate	121,682	809	122,491
Construction & land development	1,969	—	1,969
Consumer	8,522	12	8,534

Total	$134,005	$821	$134,826

December 31, 2014
Commercial	$847	$—	$847
Commercial real estate	1,371	—	1,371
Residential real estate	120,332	1,104	121,436
Construction & land development	1,978	—	1,978
Consumer	7,913	—	7,913

Total	$132,441	$1,104	$133,545

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements accounted for as secured borrowings.

	Overnight and Continuous
(Dollars in thousands)	June 30, 2015	December 31, 2014
Securities of U.S. Government Agencies pledged	$51,935	$46,842
Repurchase agreements	$51,702	$46,627

NOTE 5 – FAIR VALUE MEASUREMENTS

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of June 30, 2015 and December 31, 2014 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2015
Assets:
Securities available-for-sale
U.S. Treasury security	$1,004	$—	$—	$1,004
U.S. Government agencies	—	29,411	—	29,411
Mortgage-backed securities of government agencies	—	49,316	—	49,316
Other mortgage-backed securities	—	124	—	124
Asset-backed securities of government agencies	—	1,550	—	1,550
State and political subdivisions	—	20,903	—	20,903
Corporate bonds	—	5,036	—	5,036

Total debt securities	1,004	106,340	—	107,344
Equity securities	65	—	—	65

Total available-for-sale securities	$1,069	$106,340	$—	$107,409

December 31, 2014
Assets:
Securities available-for-sale
U.S. Treasury security	$1,000	$—	$—	$1,000
U.S. Government agencies	—	25,079	—	25,079
Mortgage-backed securities of government agencies	—	48,347	—	48,347
Other mortgage-backed securities	—	141	—	141
Asset-backed securities of government agencies	—	2,604	—	2,604
State and political subdivisions	—	18,267	—	18,267
Corporate bonds	—	4,542	—	4,542

Total debt securities	1,000	98,980	—	99,980
Equity securities	128	—	—	128

Total available-for-sale securities	$1,128	$98,980	$—	$100,108

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of June 30, 2015 and December 31, 2014, by level within the fair value hierarchy. Impaired loans are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2015
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$8,853	$8,853

December 31, 2014
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$9,029	$9,029

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
June 30, 2015
Impaired loans	$6,687	Discounted cash flow	Remaining term Discount rate	4 mos to 30 yrs (76 months) 3.1% to 9.8% (4.5%)

	2,166	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	0% to -35% (-25%) -10% (-10%)

December 31, 2014
Impaired loans	$6,539	Discounted cash flow	Remaining term Discount rate	2 mos to 28 yrs / (62 mos) 3.1% to 8.3% / (4.6%)

	2,490	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	-20% to -25% (-24%) -10% (-10%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of June 30, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)	Carrying Value	Level 1	Level II	Level III	Total Fair Value
June 30, 2015
Financial assets:
Cash and cash equivalents	$38,916	$38,916	$—	$—	$38,916
Securities available-for-sale	107,409	1,069	106,340	—	107,409
Securities held-to-maturity	33,554	—	33,553	—	33,553
Restricted stock	4,614	4,614	—	—	4,614
Loans held for sale	63	63	—	—	63
Net loans	410,542	—	—	415,442	415,442
Bank-owned life insurance	9,948	9,948	—	—	9,948
Accrued interest receivable	1,306	1,306	—	—	1,306
Mortgage servicing rights	236	—	—	236	236
Financial liabilities:
Deposits	$496,404	$370,618	$—	$126,462	$497,080
Short-term borrowings	51,702	51,702	—	—	51,702
Other borrowings	13,738	—	—	14,142	14,142
Accrued interest payable	78	78	—	—	78

December 31, 2014
Financial assets:
Cash and cash equivalents	$43,923	$43,923	$—	$—	$43,923
Securities available-for-sale	100,108	1,128	98,980	—	100,108
Securities held-to-maturity	38,316	—	38,950	—	38,950
Restricted stock	4,614	4,614	—	—	4,614
Loans held for sale	75	75	—	—	75
Net loans	406,522	—	—	411,168	411,168
Bank-owned life insurance	9,815	9,815	—	—	9,815
Accrued interest receivable	1,329	1,329	—	—	1,329
Mortgage servicing rights	222	—	—	222	222
Financial liabilities:
Deposits	$500,075	$372,312	$—	$128,445	$500,757
Short-term borrowings	46,627	46,627	—	—	46,627
Other borrowings	14,953	—	—	15,348	15,348
Accrued interest payable	84	84	—	—	84

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

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

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

Restricted stock

Restricted stock includes Federal Home Loan Bank Stock and Federal Reserve Bank Stock. It is not practicable to determine the fair value of regulatory equity securities due to restrictions placed on their transferability. Fair value is based on carrying value, classified as Level I.

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

The Company also has unrecognized financial instruments at June 30, 2015 and December 31, 2014. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $134 million at June 30, 2015 and $128 million at December 31, 2014. Such amounts are also considered to be the estimated fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and six month periods ended June 30, 2015 and 2014:

(Dollars in thousands)	Pretax	Tax (Expense) Benefit	After-tax	Affected Line Item in the Consolidated Statements of Income
Three months ended June 30, 2015
Balance as of March 31, 2015	$360	$(122)	$238
Unrealized holding loss on available-for-sale securities arising during the period	(1,386)	471	(915)
Reclassify gain included in income	(21)	7	(14)	(a, b)
Amortization of held-to-maturity discount resulting from transfer	162	(55)	107	(c)

Total other comprehensive income	(1,245)	423	(822)

Balance as of June 30, 2015	$(885)	$301	$(584)

Six months ended June 30, 2015
Balance as of December 31, 2014	$(427)	$145	$(282)
Unrealized holding loss on available-for-sale securities arising during the period	(618)	210	(408)
Reclassify gain included in income	(56)	19	(37)	(a, b)
Amortization of held-to-maturity discount resulting from transfer	216	(73)	143	(c)

Total other comprehensive income	(458)	156	(302)

Balance as of June 30, 2015	$(885)	$301	$(584)

Three months ended June 30, 2014
Balance as of March 31, 2014	$(1,381)	$469	$(912)
Unrealized holding gain on available-for-sale securities arising during the period	583	(197)	386
Reclassify gain included in income	(133)	45	(88)	(a, b)
Amortization of held-to-maturity discount resulting from transfer	51	(17)	34	(c)

Total other comprehensive income	501	(169)	332

Balance as of June 30, 2014	$(880)	$300	$(580)

Six months ended June 30, 2014
Balance as of December 31, 2013	$(2,207)	$751	$(1,456)
Unrealized holding gain on available-for-sale securities arising during the period	1,356	(461)	895
Reclassify gain included in income	(133)	45	(88)	(a, b)
Amortization of held-to-maturity discount resulting from transfer	104	(35)	69	(c)

Total other comprehensive income	1,327	(451)	876

Balance as of June 30, 2014	$(880)	$300	$(580)

(a)	Securities gains
(b)	Federal Income Tax Provision
(c)	There was no income statement effect from the transfer of securities to held-to-maturity.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at June 30, 2015 as compared to December 31, 2014, and the consolidated results of operations for the three and six month periods ended June 30, 2015 compared to the same periods in 2014. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $623 million at June 30, 2015, compared to $621 million at December 31, 2014, representing an increase of $2 million, or less than 1%. This growth was funded by a $5 million increase in short-term borrowings during the six month period ended June 30, 2015. Loans and securities increased by $4 million and $3 million respectively, during the six month period while cash and cash equivalents decreased $5 million, or 11%.

Net loans increased $4 million, or 1%, during the six months ended June 30, 2015. Commercial loans including commercial real estate loans increased $5 million, or 2%, while construction and land development loans decreased $2 million, or 13%, with construction projects transferring to permanent financing during the six month period. Residential real estate loans increased $1 million, or 1%, and consumer loans increased 8% from December 31, 2014. Home purchase activity has increased and consumers continued to refinance their mortgage loans for lower long-term rates. Residential mortgage loan originations for the six months ended June 30, 2015 were $15 million as compared to $16 million for the prior year six month period. Originations sold into the secondary market were $6 million during the six month period ended June 30, 2015 as compared to $2 million during the six months ended June 30, 2014. The Bank originates and sells fixed-rate thirty year mortgages into the secondary market.

The allowance for loan losses as a percentage of total loans was 1.12% at June 30, 2015 as compared to 1.07% at December 31, 2014. Outstanding loan balances increased 1% to $415 million at June 30, 2015. A provision of $389 thousand, offset by net charge-offs of $114 thousand, increased the allowance for loan losses for the six months ended June 30, 2015.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonaccrual loans decreased during second quarter 2015. For the six months ending June 30, 2015 new loans totaling $99 thousand were placed on nonaccrual status, $93 thousand in charge-offs were recognized, $104 thousand was returned to accrual status and pay downs of $629 thousand were received during the six month period on loans in nonaccrual status.

	June 30,		December 31,		June 30,
(Dollars in thousands)	2015		2014		2014
Non-performing loans	$3,117		$3,949		$5,031
Other real estate	—		—		—
Allowance for loan losses	4,656		4,381		5,063
Total loans	415,198		410,903		411,930
Allowance: Loans	1.12%		1.07%		1.23%
Allowance: Non-performing loans	1.5	x	1.1	x	1.0	x

The ratio of gross loans to deposits was 84% at June 30, 2015, compared to 82% at December 31, 2014. The increase in this ratio is the result of loan volume increases during the six months ended June 30, 2015.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $981 thousand within the available-for-sale and held-to-maturity portfolios as of June 30, 2015, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments on June 30, 2015, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits decreased $4 million, or less than 1%, from December 31, 2014 with noninterest bearing deposits increasing $352 thousand and interest-bearing deposit accounts decreasing $4 million. Total deposits as of June 30, 2015 are $13 million greater than June 30, 2014 deposit balances. On a year over year comparison, increases were recognized in every deposit category except for interest-bearing demand deposits and time deposits under $100 thousand.

Short-term borrowings consisting of overnight repurchase agreements with retail customers increased $5 million at June 30, 2015 from December 31, 2014 and other borrowings decreased $1 million as the Company repaid FHLB advances with required monthly amortization.

Total shareholders’ equity amounted to $59.0 million, or 9.5% of total assets, at June 30, 2015, compared to $57.5 million, or 9.3% of total assets, at December 31, 2014. The increase in shareholders’ equity during the six months ending June 30, 2015 was due to net income of $2.9 million which was partially offset by other comprehensive losses of $302 thousand and dividends declared of $1.0 million. The Company and the Bank met all regulatory capital requirements at June 30, 2015.

RESULTS OF OPERATIONS

Three months ended June 30, 2015 and 2014

For the quarters ended June 30, 2015 and 2014, the Company recorded net income of $1.5 million or $0.55 per share. The $5 thousand decrease in net income for the quarter was primarily the result of noninterest expenses increasing $125 thousand and a $45 thousand increase in provision for loan losses. These increases were partially offset by an increase in net interest income of $130 thousand and noninterest income of $21 thousand. Return on average assets and return on average equity were 0.97% and 10.23%, respectively, for the three month period of 2015, compared to 1.02% and 11.09%, respectively for the same quarter in 2014.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended June 30,
	2015		2014
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Interest-earning deposits in other banks	$22,496	0.29%	$4,137	0.19%
Federal funds sold	951	0.23	82	0.28
Taxable securities	127,134	2.11	130,171	2.27
Tax-exempt securities	20,536	4.05	15,657	4.46
Loans	417,347	4.57	411,016	4.53

Total earning assets	588,464	3.85%	561,063	3.97%
Other assets	36,568		37,030

TOTAL ASSETS	$625,032		$598,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$78,180	0.04%	$73,147	0.06%
Savings deposits	156,168	0.07	149,799	0.09
Time deposits	126,795	0.75	129,245	0.75
Other borrowed funds	64,620	0.75	72,303	0.83

Total interest bearing liabilities	425,763	0.37%	424,494	0.41%
Non-interest bearing demand deposits	138,014		116,647
Other liabilities	1,782		1,900
Shareholders’ Equity	59,473		55,052

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$625,032		$598,093

Taxable equivalent net interest spread		3.48%		3.56%
Taxable equivalent net interest margin		3.58%		3.66%

Interest income for the quarter ended June 30, 2015, was $5.6 million representing an $84 thousand increase, or a 2% improvement, compared to the same period in 2014. This increase was primarily due to average loan volume increasing $6 million for the quarter ended June 30, 2015 as compared to the second quarter 2014. Interest expense for the quarter ended June 30, 2015 was $393 thousand, a decrease of $46 thousand, or 10%, from the same period in 2014. The decrease in interest expense occurred primarily due to a decrease of 0.03% in interest rates paid on interest-bearing deposits which decreased from 0.33% in 2014 to 0.30% in 2015 and a rate decrease of 0.08% on all other borrowings which declined from 0.83% in 2014 to 0.75% for the quarter ended June 30, 2015.

The provision for loan losses for the quarter ended June 30, 2015 was $195 thousand, compared to a $150 thousand provision for the same quarter in 2014. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended June 30, 2015, was $1.2 million, an increase of $21 thousand, or 2%, compared to the same quarter in 2014. There was a gain of $21 thousand on sale of investments during second quarter 2015 as compared to a $133 thousand gain on sale of investments in the second quarter 2014. Service charges on deposit accounts decreased $1 thousand, or less than 1%, compared to the same quarter in 2014 primarily from decreases in overdraft fees. Debit card interchange income increased $13 thousand, or 6%, with greater fee income. Fees from trust and brokerage services increased $41 thousand to $243 thousand for the second quarter 2015 as compared to the same quarter in 2014. The gain on the sale of mortgage loans to the secondary market increased to $122 thousand for the quarter ending June 30, 2015, from $44 thousand in the same quarter in 2014. The gain in 2015 was greater due to an additional volume of loans sold during the second quarter 2015.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expenses for the quarter ended June 30, 2015 increased $125 thousand, or 3%, compared to the second quarter of 2014. Salaries and employee benefits increased $114 thousand, or 5%, a result of increases in salary and medical benefits. Professional and director fees decreased $12 thousand during for the quarter ended June 30, 2015 as compared to second quarter 2014. Occupancy and equipment expenses decreased $5 thousand in 2015 over the second quarter of 2014. Software expenses increased $41 thousand, or 24%, compared to the second quarter 2014 as a result of discounts received in 2014 on the core system software that have ended in 2015.

Federal income tax expense decreased $14 thousand, or 2%, for the quarter ended June 30, 2015 as compared to the second quarter of 2014. The provision for income taxes was $669 thousand (effective rate of 31%) for the quarter ended June 30, 2015, compared to $683 thousand (effective rate of 31%) for the same quarter ended 2014.

RESULTS OF OPERATIONS

Six months ended June 30, 2015 and 2014

Net income for the six months ended June 30, 2015, was $2.9 million or $1.04 per share, as compared to $2.9 million or $1.07 per share during the same period in 2014. Return on average assets and return on average equity were 0.92% and 9.79%, respectively, for the six month period of 2015, compared to 1.00% and 10.90%, respectively for 2014.

Comparative net income decreased as noninterest expenses increased $396 thousand or 5% for the six month period in 2015 as compared to 2014. The provision for loan losses increased $54 thousand or 16% during the same comparative period. Improvements to net income occurred as net interest income increased to $10.2 million for the six months ended June 30, 2015, an increase of $246 thousand or 2% from the same period last year. Noninterest income improved $122 thousand to $2.2 million or 6% for the six month period ending in 2015 as compared to 2014.

Interest income on loans increased $258 thousand, or 3%, for the six months ended June 30, 2015, as compared to the same period in 2014. This increase was primarily due to an average volume increase of $12 million for the comparable six month periods. Interest income on securities decreased $128 thousand, or 7%, as the average yield on securities dropped .11% to 2.42% on a fully taxable equivalent basis and the volume of securities decreased $2 million for the comparable six month periods. Interest income on fed funds sold and interest bearing deposits increased $25 thousand for the six months ended June 30, 2015 as the average fed funds sold and due from banks interest bearing balances increased $19 million, compared to the same period in 2014.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet and Net Interest Margin Analysis

	For the six months ended June 30,
	2015		2014
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Due from banks-interest bearing	$23,300	0.27%	$5,533	0.29%
Federal funds sold	1,033	0.23	89	0.23
Taxable securities	127,395	2.15	133,468	2.30
Tax-exempt securities	19,685	4.14	15,640	4.49
Loans	416,062	4.53	403,563	4.54

Total earning assets	587,475	3.82%	558,293	3.96%
Other assets	36,325		36,262

TOTAL ASSETS	$623,800		$594,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$76,458	0.03%	$72,730	0.06%
Savings deposits	157,796	0.07	150,984	0.09
Time deposits	126,935	0.75	130,261	0.78
Other borrowed funds	64,549	0.76	68,575	0.84

Total interest bearing liabilities	425,738	0.37%	422,550	0.42%
Non-interest bearing demand deposits	137,218		115,683
Other liabilities	1,932		1,951
Shareholders’ Equity	58,912		54,371

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$623,800		$594,555

Taxable equivalent net interest spread		3.45%		3.54%
Taxable equivalent net interest margin		3.55%		3.64%

Interest expense decreased $91 thousand to $786 thousand for the six months ended June 30, 2015, compared to the same period in 2014. Interest expense on deposits decreased $49 thousand, or 8%, from the same period as last year, while interest expense on short-term and other borrowings decreased $42 thousand or 15%. The decrease in interest expense has been caused by lower interest rates being paid across the board on interest-bearing deposit accounts and borrowings. Additionally, during the comparable six month periods, the Company grew non-interest bearing deposits by $22 million in 2015. Time deposits continue to renew at lower interest rates, and some depositors have moved monies to savings instruments anticipating higher rates than time deposits. Competition for deposits appears to be increasing from a year ago with larger money center banks and community banks increasing rates offered for money market savings accounts. The net interest margin decreased by 9 basis points for the six month period ended June 30, 2015, to 3.55%, from 3.64% for the same period in 2014. This margin decrease is primarily the result of decreased interest yields and the change in the asset mix to a greater percentage of overnight funds.

The provision for loan losses was $389 thousand during the six months of 2015, compared to $335 thousand in the same six month period of 2014. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.

Non-interest income increased $122 thousand during the six months ended June 30, 2015, as compared to the same period in 2014. Gain on the sale of investments decreased by $77 thousand for the six months ended June 30, 2015 as compared to the same period in 2014. Debit card interchange income increased $42 thousand or 10% as a result of increased servicer revenue during the six months of 2015. Service charges on deposits decreased $12 thousand from the same period in 2014 reflecting a decrease in overdraft fees based on volume.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Increases were recognized in gains on mortgage loans sold in the secondary market on a year over year basis as home purchase activity increased in a low interest environment.

Non-interest expenses increased $396 thousand, or 5%, for the six months ended June 30, 2015, compared to the same period in 2014. Professional fees increased $96 thousand, or 24%, as a one-time expense of $110 thousand was incurred during first quarter 2015 to contract a professional firm to assist the company with assessment of market opportunities and long-term strategic goals. Loan legal and collection fees were $86 thousand for the six month period ended June 30, 2015 as compared to a $67 thousand recognized for the six months ended June 30, 2014 as expense recoveries were recognized in 2014. Software expense increased $68 thousand for the six month period in 2015 as compared to the same period in 2014 reflecting the cost and amortization of the new core system that was installed in fourth quarter 2013. The Bank’s FDIC deposit premium increased $5 thousand to $182 thousand for the six months ended 2015 reflecting an increase in assets for the six months ended June 30, 2015 as compared to 2014. Salaries and employee benefits increased $245 thousand, or 6%, primarily the result of salary and medical benefit increases. Occupancy and equipment expense decreased $20 thousand, or 2%, reflecting a decrease in small equipment purchases and equipment lease expense when compared to 2014.

The provision for income taxes was $1.3 million (effective rate of 30%) for the six months ended June 30, 2015, compared to $1.3 million (effective rate of 30%) for the same period in 2014.

CAPITAL RESOURCES

CSB maintained a strong capital position with tangible common equity to tangible assets of 8.69% at June 30, 2015 compared with 8.26% at June 30, 2014.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. As of June 30, 2015 the Company and the Bank met all capital adequacy requirements to which they were subject.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Capital Ratios
	June 30, 2015	December 31, 2014
CET1
Consolidated	12.5%	NA
Bank	12.3%	NA

Tier 1 ratio
Consolidated	12.5%	12.5%
Bank	12.3%	12.3%

Total Capital
Consolidated	13.6%	13.6%
Bank	13.4%	13.4%

LIQUIDITY

(Dollars in millions)	June 30, 2015	December 31, 2014	Change
Cash and cash equivalents	$39	$44	$(5)
Unused lines of credit	52	46	6
Unpledged securities at fair market value	48	48	—

	$139	$138	$1

Net deposits and short-term liabilities	$490	$497	$(7)

Liquidity ratio	28.5%	27.9%	0.6
Minimum board approved liquidity ratio	20.0%	20.0%	—

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

The liquidity ratio was 28.5% and 27.9% at June 30, 2015 and December 31, 2014.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2015, from the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. All positions are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -100 through +400 basis point changes, in 100 basis point increments, in market interest rates at June 30, 2015 and December 31, 2014. The net interest income reflected is for the first twelve month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

June 30, 2015
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$21,871	$1,252	6.1%	+/-25%
+300	21,525	906	4.4	+/-15
+200	21,161	542	2.6	+/-10
+100	20,839	220	1.1	+/-5
0	20,619	—	—
-100	20,354	(265)	(1.3)	+/-5

December 31, 2014
+400	$21,408	$1,144	5.6%	+/-25%
+300	21,082	818	4.0	+/-15
+200	20,766	502	2.5	+/-10
+100	20,454	190	0.9	+/-5
0	20,264	—	—
-100	20,022	(242)	(1.1)	+/-5

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

Quarter ended June 30, 2015

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

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. No repurchases were made during the quarterly period ended June 30, 2015.

ITEM 3-	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4-	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5-	OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June 30, 2015

PART II – OTHER INFORMATION

ITEM 6-	Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: August 13, 2015	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: August 13, 2015	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer

CSB BANCORP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.