Form 10-Q
period 2015-09-30
CSB BANCORP INC /OH
filed 2015-11-13
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at November 1, 2015: 2,739,405 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2015

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2015	2014
ASSETS
Cash and cash equivalents
Cash and due from banks	$11,940	$15,310
Interest-earning deposits in other banks	27,896	28,613

Total cash and cash equivalents	39,836	43,923

Securities
Available-for-sale, at fair value	115,231	100,108
Held-to-maturity; fair value of $37,259 in 2015 and $38,950 in 2014	36,621	38,316
Restricted stock, at cost	4,614	4,614

Total securities	156,466	143,038

Loans held for sale	140	75
Loans	412,974	410,903
Less allowance for loan losses	4,632	4,381

Net loans	408,342	406,522

Premises and equipment, net	8,290	8,286
Core deposit intangible	535	629
Goodwill	4,728	4,728
Bank-owned life insurance	10,016	9,815
Accrued interest receivable and other assets	4,028	3,965

TOTAL ASSETS	$632,381	$620,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$146,001	$139,251
Interest-bearing	359,087	360,824

Total deposits	505,088	500,075

Short-term borrowings	50,823	46,627
Other borrowings	13,602	14,953
Accrued interest payable and other liabilities	2,364	1,876

Total liabilities	571,877	563,531

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,739,405 shares in 2015 and 2014	18,629	18,629
Additional paid-in capital	9,884	9,884
Retained earnings	36,944	34,090
Treasury stock at cost—241,197 shares in 2015 and 2014	(4,871)	(4,871)
Accumulated other comprehensive loss	(82)	(282)

Total shareholders’ equity	60,504	57,450

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$632,381	$620,981

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME
Loans, including fees	$4,612	$4,645	$13,930	$13,705
Taxable securities	683	661	2,041	2,182
Nontaxable securities	142	115	408	345
Other	25	14	58	23

Total interest and dividend income	5,462	5,435	16,437	16,255

INTEREST EXPENSE
Deposits	271	291	815	884
Short-term borrowings	19	18	53	59
Other borrowings	104	129	312	372

Total interest expense	394	438	1,180	1,315

NET INTEREST INCOME	5,068	4,997	15,257	14,940
PROVISION FOR LOAN LOSSES	—	123	389	458

Net interest income, after provision for loan losses	5,068	4,874	14,868	14,482

NONINTEREST INCOME
Service charges on deposit accounts	315	324	916	937
Trust services	198	199	643	617
Debit card interchange fees	250	236	723	667
Securities gains	—	—	56	133
Gain on sale of loans, net	114	77	306	145
Other income	242	241	709	690

Total noninterest income	1,119	1,077	3,353	3,189

NONINTEREST EXPENSES
Salaries and employee benefits	2,222	2,123	6,596	6,253
Occupancy expense	252	255	777	761
Equipment expense	166	180	497	549
Professional and director fees	173	132	665	528
Franchise tax expense	106	107	305	320
Marketing and public relations	111	79	286	285
Software expense	198	177	600	510
Debit card expense	102	107	310	296
Telephone expense	80	66	216	196
Amortization of intangible assets	31	32	94	97
FDIC insurance expense	90	90	272	267
Other expenses	413	422	1,248	1,233

Total noninterest expenses	3,944	3,770	11,866	11,295

Income before income taxes	2,243	2,181	6,355	6,376
FEDERAL INCOME TAX PROVISION	687	674	1,940	1,931

NET INCOME	$1,556	$1,507	$4,415	$4,445

Basic and diluted net earnings per share	$0.57	$0.55	$1.61	$1.62

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income	$1,556	$1,507	$4,415	$4,445

Other comprehensive income
Unrealized gains arising during the period	704	—	86	1,356
Amounts reclassified from accumulated other comprehensive income, held-to-maturity	56	56	272	160
Income tax effect	(258)	(19)	(121)	(515)
Reclassification adjustment for gains on available-for- sale securities included in net income	—	—	(56)	(133)
Income tax effect	—	—	19	45

Other comprehensive income	502	37	200	913

Total comprehensive income	$2,058	$1,544	$4,615	$5,358

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Balance at beginning of period	$58,966	$55,239	$57,450	$52,411
Net income	1,556	1,507	4,415	4,445
Other comprehensive income	502	37	200	913
Stock options exercised 451 shares issued in 2014	—	7	—	6
Cash dividends declared	(520)	(520)	(1,561)	(1,505)

Balance at end of period	$60,504	$56,270	$60,504	$56,270

Cash dividends declared per share	$0.19	$0.19	$0.57	$0.55

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2015	2014
NET CASH FROM OPERATING ACTIVITIES	$5,262	$5,100
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, held-to-maturity	11,917	6,356
Proceeds from maturities and repayments, available-for-sale	26,684	17,604
Purchases, available-for-sale	(43,617)	(16,054)
Purchases, held-to-maturity	(10,000)	—
Proceeds from sale of available-for-sale securities	1,576	2,483
Proceeds from redemption of restricted stock	—	850
Loan originations, net of repayments	(2,197)	(31,071)
Property, equipment, and software acquisitions	(529)	(376)

Net cash used in investing activities	(16,166)	(20,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	5,013	5,597
Net change in short-term borrowings	4,196	42
Proceeds from other borrowings	—	5,000
Repayment of other borrowings	(1,351)	(341)
Cash dividends paid	(1,041)	(985)
Stock options exercised	—	6

Net cash provided by financing activities	6,817	9,319

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,087)	(5,789)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,923	42,599

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,836	$36,810

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,187	$1,333
Income taxes	1,430	1,775
Noncash financing activities:
Dividends declared	520	520

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2015, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2014, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year or any future interim period.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect of adopting this new accounting Update.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at September 30, 2015 and December 31, 2014:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2015
Available-for-sale
U.S. Treasury security	$1,002	$2	$—	$1,004
U.S. Government agencies	21,444	45	50	21,439
Mortgage-backed securities of government agencies	48,368	908	109	49,167
Other mortgage-backed securities	113	—	—	113
Asset-backed securities of government agencies	1,498	—	66	1,432
State and political subdivisions	25,006	330	101	25,235
Corporate bonds	16,767	23	14	16,776
Equity securities	53	12	—	65

Total available-for-sale	114,251	1,320	340	115,231
Held-to-maturity securities
U.S. Government agencies	17,492	445	18	17,919
Mortgage-backed securities of government agencies	19,129	240	29	19,340

Total held-to-maturity	36,621	685	47	37,259
Restricted stock	4,614	—	—	4,614

Total securities	$155,486	$2,005	$387	$157,104

December 31, 2014
Available-for-sale
U.S. Treasury security	$1,004	$—	$4	$1,000
U.S. Government agencies	25,228	6	155	25,079
Mortgage-backed securities of government agencies	47,696	730	79	48,347
Other mortgage-backed securities	139	2	—	141
Asset-backed securities of government agencies	2,606	3	5	2,604
State and political subdivisions	17,878	433	44	18,267
Corporate bonds	4,503	40	1	4,542
Equity securities	106	22	—	128

Total available-for-sale	99,160	1,236	288	100,108
Held-to-maturity securities
U.S. Government agencies	16,343	294	2	16,635
Mortgage-backed securities of government agencies	21,973	398	56	22,315

Total held-to-maturity	38,316	692	58	38,950
Restricted stock	4,614	—	—	4,614

Total securities	$142,090	$1,928	$346	$143,672

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at September 30, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale:
Due in one year or less	$9,545	$9,554
Due after one through five years	23,507	23,672
Due after five through ten years	23,341	23,477
Due after ten years	57,805	58,463

Total debt securities available-for-sale	$114,198	$115,166

Held-to-maturity:
Due in one year or less	$—	$—
Due after one through five years	—	—
Due after five through ten years	11,777	11,959
Due after ten years	24,844	25,300

Total debt securities held-to-maturity	$36,621	$37,259

Securities with a fair market value of approximately $96.1 million and $88.4 million were pledged at September 30, 2015 and December 31, 2014, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $4.1 million at September 30, 2015 and December 31, 2014. Federal Reserve Bank stock was $471 thousand at September 30, 2015 and December 31, 2014.

The following table shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of the sales.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Proceeds	$—	$—	$1,576	$2,483
Realized gains	—	—	56	133
Realized losses	—	—	—	—

Net securities gains	$—	$—	$56	$133

There were no income tax provisions from realized gains for the three month periods ending September 30, 2015 and 2014, respectively. The income tax provision applicable to realized gains amounted to $19 thousand and $45 thousand for the nine month periods ending September 30, 2015 and 2014, respectively. There were no tax benefits recognized from realized losses in 2015 or 2014.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2015
Available-for-sale
U.S. Government agencies	$25	$5,668	$25	$4,975	$50	$10,643
Mortgage-backed securities of government agencies	109	6,864	—	—	109	6,864
Asset-backed securities of government agencies	66	1,432	—	—	66	1,432
State and political subdivisions	90	4,848	11	684	101	5,532
Corporate bonds	14	5,643	—	—	14	5,643
Held-to-maturity
U.S. Government agencies	18	1,982	—	—	18	1,982
Mortgage-backed securities of government agencies	29	7,674	—	—	29	7,674

Total temporarily impaired securities	$351	$34,111	$36	$5,659	$387	$39,770

December 31, 2014
Available-for-sale
U.S. Treasury security	$4	$1,000	$—	$—	$4	$1,000
U.S. Government agencies	12	5,188	143	5,856	155	11,044
Mortgage-backed securities of government agencies	40	6,348	39	4,939	79	11,287
Asset-backed securities of government agencies	5	1,603	—	—	5	1,603
State and political subdivisions	13	1,300	31	1,416	44	2,716
Corporate bonds	1	499	—	—	1	499
Held-to-maturity
U.S. Government agencies	2	998	—	—	2	998
Mortgage-backed securities of government agencies	—	—	56	9,265	56	9,265

Total temporarily impaired securities	$77	$16,936	$269	$21,476	$346	$38,412

There were forty-two (42) securities in an unrealized loss position at September 30, 2015, eight (8) of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at September 30, 2015.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Commercial	$125,785	$123,813
Commercial real estate	140,210	139,695
Residential real estate	122,030	121,684
Construction & land development	15,188	17,446
Consumer	9,358	7,913

Total loans before deferred costs	412,571	410,551
Deferred loan costs	403	352

Total Loans	$412,974	$410,903

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2015 and December 31, 2014, approximately 76% and 77% of the outstanding principal balances of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Loans serviced for others approximated $76.2 million and $70.6 million at September 30, 2015 and December 31, 2014, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four (4) counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2015 and December 31, 2014, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

The changes in the provision for loan losses for the three and nine month periods of 2015 related to commercial and industrial loans were primarily due to the increase in a specific reserve for one commercial relationship as well as the increase in the qualitative economic factors applied to loans in this category. The decrease in the provision related to commercial real estate loans was primarily due to the overall improved credit quality of the loans in this category.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended September 30, 2015
Beginning balance	$1,354	$1,459	$994	$125	$74	$650	$4,656
Provision for possible loan losses	461	(203)	69	—	24	(351)	—
Charge-offs	(85)	—	—	—	(10)		(95)
Recoveries	63	3	1	—	4		71

Net charge-offs	(22)	3	1	—	(6)		(24)

Ending balance	$1,793	$1,259	$1,064	$125	$92	$299	$4,632

Nine months ended September 30, 2015
Beginning balance	$1,289	$1,524	$1,039	$142	$60	$327	$4,381
Provision for possible loan losses	519	(238)	85	(17)	68	(28)	389
Charge-offs	(90)	(40)	(70)	—	(44)		(244)
Recoveries	75	13	10	—	8		106

Net charge-offs	(15)	(27)	(60)	—	(36)		(138)

Ending balance	$1,793	$1,259	$1,064	$125	$92	$299	$4,632

Three months ended September 30, 2014
Beginning balance	$1,322	$2,087	$1,158	$51	$43	$402	$5,063
Provision for possible loan losses	398	(240)	(157)	(11)	45	88	123
Charge-offs	(5)	(1)	(1)	—	(2)		(9)
Recoveries	2	1	5	—	3		11

Net charge-offs	(3)	—	4	—	1		2

Ending balance	$1,717	$1,847	$1,005	$40	$89	$490	$5,188

Nine months ended September 30, 2014
Beginning balance	$1,219	$1,872	$1,205	$178	$91	$520	$5,085
Provision for possible loan losses	512	328	(206)	(138)	(8)	(30)	458
Charge-offs	(24)	(354)	(6)	—	(5)		(389)
Recoveries	10	1	12	—	11		34

Net charge-offs	(14)	(353)	6	—	6		(355)

Ending balance	$1,717	$1,847	$1,005	$40	$89	$490	$5,188

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and based on the impairment method as of September 30, 2015 and December 31, 2014:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
September 30, 2015
Allowance for loan losses:
Individually evaluated for impairment	$300	$67	$28	$—	$—	$—	$395
Collectively evaluated for impairment	1,493	1,192	1,036	125	92	299	4,237

Total ending allowance balance	$1,793	$1,259	$1,064	$125	$92	$299	$4,632

Loans:
Loans individually evaluated for impairment	$6,032	$1,083	$1,621	$—	$—		$8,736
Loans collectively evaluated for impairment	119,753	139,127	120,409	15,188	9,358		403,835

Total ending loans balance	$125,785	$140,210	$122,030	$15,188	$9,358		$412,571

December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$—	$109	$75	$—	$—	$—	$184
Collectively evaluated for impairment	1,289	1,415	964	142	60	327	4,197

Total ending allowance balance	$1,289	$1,524	$1,039	$142	$60	$327	$4,381

Loans:
Loans individually evaluated for impairment	$5,922	$1,679	$1,612	$—	$—		$9,213
Loans collectively evaluated for impairment	117,891	138,016	120,072	17,446	7,913		401,338

Total ending loans balance	$123,813	$139,695	$121,684	$17,446	$7,913		$410,551

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2015 and December 31, 2014:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
September 30, 2015
Commercial	$6,439	$5,741	$307	$6,048	$300
Commercial real estate	1,274	488	594	1,082	67
Residential real estate	1,804	822	801	1,623	28

Total impaired loans	$9,517	$7,051	$1,702	$8,753	$395

December 31, 2014
Commercial	$7,011	$5,889	$37	$5,926	$—
Commercial real estate	1,836	950	728	1,678	109
Residential real estate	1,721	885	730	1,615	75

Total impaired loans	$10,568	$7,724	$1,495	$9,219	$184

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three months		Nine months
	ended September 30,		ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Average recorded investment:
Commercial	$5,667	$7,148	$5,887	$6,780
Commercial real estate	1,306	2,811	1,537	3,328
Residential real estate	1,698	1,775	1,682	1,832

Average recorded investment in impaired loans	$8,671	$11,734	$9,106	$11,940

Interest income recognized:
Commercial	$58	$53	$163	$156
Commercial real estate	5	6	14	76
Residential real estate	14	15	49	46

Interest income recognized on a cash basis on impaired loans	$77	$74	$226	$278

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the aging of past due loans and nonaccrual loans as of September 30, 2015 and December 31, 2014 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2015
Commercial	$125,306	$262	$14	$—	$203	$479	$125,785
Commercial real estate	139,240	62	—	—	908	970	140,210
Residential real estate	120,595	437	91	154	753	1,435	122,030
Construction & land development	15,188	—	—	—	—	—	15,188
Consumer	9,220	100	38	—	—	138	9,358

Total Loans	$409,549	$861	$143	$154	$1,864	$3,022	$412,571

December 31, 2014
Commercial	$122,283	$362	$96	$1	$1,071	$1,530	$123,813
Commercial real estate	137,683	174	104	—	1,734	2,012	139,695
Residential real estate	120,025	424	92	280	863	1,659	121,684
Construction & land development	17,431	—	15	—	—	15	17,446
Consumer	7,798	73	42	—	—	115	7,913

Total Loans	$405,220	$1,033	$349	$281	$3,668	$5,331	$410,551

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed. Loans whose terms have been modified as TDR’s totaled $7.6 million as of September 30, 2015, and $6.8 million as of December 31, 2014, with $33 thousand and $88 thousand of specific reserves allocated to those loans, respectively. At September 30, 2015, $7.1 million of the loans classified as TDR’s were performing in accordance with their modified terms. Of the remaining $423 thousand, all were in nonaccrual of interest status.

The Company held no foreclosed real estate as of September 30, 2015 or December 31, 2014. Consumer mortgage loans in the process of foreclosure were $272 thousand at September 30, 2015 and $139 thousand at December 31, 2014.

The following table presents loans restructured during the three and nine month periods ended September 30, 2015 and 2014.

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
For the Three Months Ended September 30, 2015
Commercial	1	$148	$148

Total Restructured Loans	1	$148	$148

For the Nine Months Ended September 30, 2015
Commercial	1	$148	$148
Residential Real Estate	4	295	295

Total Restructured Loans	5	$443	$443

For the Nine Months Ended September 30, 2014
Residential Real Estate	1	$84	$84

Total Restructured Loans	1	$84	$84

The loans restructured were modified by changing the monthly payment to interest only. No principal reduction was made. None of the loans that were restructured in 2013 or 2014 have subsequently defaulted in the three or nine month periods ended September 30, 2015 and 2014. There were no TDR’s in the three month period ended September 30, 2014.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $300 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class is as follows as of September 30, 2015 and December 31, 2014:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
September 30, 2015
Commercial	$114,408	$2,898	$7,806	$—	$673	$125,785
Commercial real estate	132,546	3,501	3,206	—	957	140,210
Residential real estate	192	—	428	—	121,410	122,030
Construction & land development	12,221	989	—	—	1,978	15,188
Consumer	—	—	—	—	9,358	9,358

Total	$259,367	$7,388	$11,440	$—	$134,376	$412,571

December 31, 2014
Commercial	$112,467	$3,809	$6,690	$—	$847	$123,813
Commercial real estate	129,792	4,898	3,634	—	1,371	139,695
Residential real estate	209	—	39	—	121,436	121,684
Construction & land development	13,889	1,579	—	—	1,978	17,446
Consumer	—	—	—	—	7,913	7,913

Total	$256,357	$10,286	$10,363	$—	$133,545	$410,551

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans that are not rated by class of loans as of September 30, 2015 and December 31, 2014. Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non-Performing	Total
September 30, 2015
Commercial	$673	$—	$673
Commercial real estate	957	—	957
Residential real estate	120,538	872	121,410
Construction & land development	1,978	—	1,978
Consumer	9,358	—	9,358

Total	$133,504	$872	$134,376

December 31, 2014
Commercial	$847	$—	$847
Commercial real estate	1,371	—	1,371
Residential real estate	120,332	1,104	121,436
Construction & land development	1,978	—	1,978
Consumer	7,913	—	7,913

Total	$132,441	$1,104	$133,545

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements accounted for as secured borrowings.

	Overnight and Continuous
	September 30,	December 31,
(Dollars in thousands)	2015	2014
Securities of U.S. Government Agencies pledged	$51,052	$46,842
Repurchase agreements	$50,823	$46,627

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of September 30, 2015 and December 31, 2014 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2015
Assets:
Securities available-for-sale
U.S. Treasury security	$1,004	$—	$—	$1,004
U.S. Government agencies	—	21,439	—	21,439
Mortgage-backed securities of government agencies	—	49,167	—	49,167
Other mortgage-backed securities	—	113	—	113
Asset-backed securities of government agencies	—	1,432	—	1,432
State and political subdivisions	—	25,235	—	25,235
Corporate bonds	—	16,776	—	16,776

Total debt securities	1,004	114,162	—	115,166
Equity securities	65	—	—	65
Loans held for sale	140	—	—	140

Total available-for-sale securities	$1,209	$114,162	$—	$115,371

December 31, 2014
Assets:
Securities available-for-sale
U.S. Treasury security	$1,000	$—	$—	$1,000
U.S. Government agencies	—	25,079	—	25,079
Mortgage-backed securities of government agencies	—	48,347	—	48,347
Other mortgage-backed securities	—	141	—	141
Asset-backed securities of government agencies	—	2,604	—	2,604
State and political subdivisions	—	18,267	—	18,267
Corporate bonds	—	4,542	—	4,542

Total debt securities	1,000	98,980	—	99,980
Equity securities	128	—	—	128
Loans held for sale	75	—	—	75

Total available-for-sale securities	$1,203	$98,980	$—	$100,183

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of September 30, 2015 and December 31, 2014, by level within the fair value hierarchy. Impaired loans are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2015
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$8,341	$8,341
December 31, 2014
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$9,029	$9,029

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
September 30, 2015
Impaired loans	$7,306	Discounted cash flow	Remaining term Discount rate	1 mo to 30 yrs (62 months) 3.1% to 9.8% (4.3%)
	1,035	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	0% to -50% (-26%) -10% (-10%)
December 31, 2014
Impaired loans	$6,539	Discounted cash flow	Remaining term Discount rate	2 mos to 28 yrs (62 mos) 3.1% to 8.3% (4.6%)
	2,490	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	-20% to -25% (-24%) -10% (-10%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of September 30, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)	Carrying Value	Level 1	Level II	Level III	Total Fair Value
September 30, 2015
Financial assets:
Cash and cash equivalents	$39,836	$39,836	$—	$—	$39,836
Securities available-for-sale	115,231	1,069	114,162	—	115,231
Securities held-to-maturity	36,621	—	37,259	—	37,259
Restricted stock	4,614	4,614	—	—	4,614
Loans held-for-sale	140	140	—	—	140
Net loans	408,342	—	—	413,814	413,814
Bank-owned life insurance	10,016	10,016	—	—	10,016
Accrued interest receivable	1,726	1,726	—	—	1,726
Mortgage servicing rights	245	—	—	245	245
Financial liabilities:
Deposits	$505,088	$380,929	$—	$124,811	$505,740
Short-term borrowings	50,823	50,823	—	—	50,823
Other borrowings	13,602	—	—	14,027	14,027
Accrued interest payable	78	78	—	—	78
December 31, 2014
Financial assets:
Cash and cash equivalents	$43,923	$43,923	$—	$—	$43,923
Securities available-for-sale	100,108	1,128	98,980	—	100,108
Securities held-to-maturity	38,316	—	38,950	—	38,950
Restricted stock	4,614	4,614	—	—	4,614
Loans held-for-sale	75	75	—	—	75
Net loans	406,522	—	—	411,168	411,168
Bank-owned life insurance	9,815	9,815	—	—	9,815
Accrued interest receivable	1,329	1,329	—	—	1,329
Mortgage servicing rights	222	—	—	222	222
Financial liabilities:
Deposits	$500,075	$372,312	$—	$128,445	$500,757
Short-term borrowings	46,627	46,627	—	—	46,627
Other borrowings	14,953	—	—	15,348	15,348
Accrued interest payable	84	84	—	—	84

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

The Company also has unrecognized financial instruments at September 30, 2015 and December 31, 2014. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $134 million at September 30, 2015 and $128 million at December 31, 2014. Such amounts are also considered to be the estimated fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and nine month periods ended September 30, 2015 and 2014:

(Dollars in thousands)	Pretax	Tax (Expense) Benefit	After-tax	Affected Line Item in the Consolidated Statements of Income
Three months ended September 30, 2015
Balance as of June 30, 2015	$(885)	$301	$(584)
Unrealized holding gain on available-for-sale securities arising during the period	704	(239)	465
Reclassify gain included in income	—	—	—	(a, b)
Amortization of held-to-maturity discount resulting from transfer	56	(19)	37	(c)

Total other comprehensive income	760	(258)	502

Balance as of September 30, 2015	$(125)	$43	$(82)

Nine months ended September 30, 2015
Balance as of December 31, 2014	$(427)	$145	$(282)
Unrealized holding gain on available-for-sale securities arising during the period	86	(29)	57
Reclassify gain included in income	(56)	19	(37)	(a, b)
Amortization of held-to-maturity discount resulting from transfer	272	(92)	180	(c)

Total other comprehensive income	302	(102)	200

Balance as of September 30, 2015	$(125)	$43	$(82)

Three months ended September 30, 2014
Balance as of June 30, 2014	$(880)	$300	$(580)
Unrealized holding gain on available-for-sale securities arising during the period	—	—	—
Reclassify gain included in income	—	—	—	(a, b)
Amortization of held-to-maturity discount resulting from transfer	56	(19)	37	(c)

Total other comprehensive income	56	(19)	37

Balance as of September 30, 2014	$(824)	$281	$(543)

Nine months ended September 30, 2014
Balance as of December 31, 2013	$(2,207)	$751	$(1,456)
Unrealized holding gain on available-for-sale securities arising during the period	1,356	(461)	895
Reclassify gain included in income	(133)	45	(88)	(a, b)
Amortization of held-to-maturity discount resulting from transfer	160	(54)	106	(c)

Total other comprehensive income	1,383	(470)	913

Balance as of September 30, 2014	$(824)	$281	$(543)

(a)	Securities gains
(b)	Federal Income Tax Provision
(c)	There was no income statement effect from the transfer of securities to held-to-maturity.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

ITEM 2 —MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at September 30, 2015 as compared to December 31, 2014, and the consolidated results of operations for the three and nine month periods ended September 30, 2015 compared to the same periods in 2014. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $632 million at September 30, 2015, compared to $621 million at December 31, 2014, representing an increase of $11 million, or 2%. This growth was funded by a $5 million increase in deposits and a $4 million increase in short-term borrowings during the nine month period ended September 30, 2015. Loans and securities increased by $2 million and $13 million respectively, during the nine month period while cash and cash equivalents decreased $4 million, or 9%.

Net loans increased $2 million, or less than 1%, during the nine months ended September 30, 2015. Commercial loans including commercial real estate loans increased $2.5 million, or less than 1%, while construction and land development loans decreased $2.3 million, or 13%. Residential real estate loans increased $346 thousand, or less than 1%, and consumer loans increased 18% from December 31, 2014. Home purchase activity has increased and consumers continued to refinance their mortgage loans for lower long-term rates. Residential mortgage loan originations for the nine months ended September 30, 2015 and 2014 were $23 million. Originations sold into the secondary market were $10 million during the nine month period ended September 30, 2015 as compared to $5 million during the nine months ended September 30, 2014. The Bank originates and sells primarily fixed-rate thirty year mortgages into the secondary market.

The allowance for loan losses as a percentage of total loans was 1.12% at September 30, 2015 as compared to 1.07% at December 31, 2014. Outstanding loan balances increased less than 1% to $413 million at September 30, 2015. A provision of $389 thousand, offset by net charge-offs of $138 thousand, increased the allowance for loan losses for the nine months ended September 30, 2015.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Nonaccrual loans decreased during third quarter 2015. For the nine months ending September 30, 2015 new loans totaling $217 thousand were placed on nonaccrual status, $167 thousand in charge-offs were recognized, $104 thousand was returned to accrual status and pay downs of $1.8 million were received during the nine month period on loans in nonaccrual status.

	September 30,		December 31,		September 30,
(Dollars in thousands)	2015		2014		2014
Non-performing loans	$2,018		$3,949		$4,682
Other real estate	—		—		—
Allowance for loan losses	4,632		4,381		5,188
Total loans	412,974		410,903		409,908
Allowance: Loans	1.12%		1.07%		1.27%
Allowance: Non-performing loans	2.3	x	1.1	x	1.1	x

The ratio of gross loans to deposits was 82% at September 30, 2015, compared to 82% at December 31, 2014.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $387 thousand within the available-for-sale and held-to-maturity portfolios as of September 30, 2015, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments on September 30, 2015, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits increased $5 million, or 1%, from December 31, 2014 with noninterest bearing deposits increasing $7 million and interest-bearing deposit accounts decreasing $2 million. Total deposits as of September 30, 2015 are $19 million greater than September 30, 2014 deposit balances. On a year over year comparison, increases were recognized in every deposit category except for money market savings accounts and time deposits under $100 thousand.

Short-term borrowings consisting of overnight repurchase agreements with retail customers increased $4 million at September 30, 2015 from December 31, 2014 and other borrowings decreased $1 million as the Company repaid FHLB advances with required monthly amortization.

Total shareholders’ equity amounted to $60.5 million, or 9.6% of total assets, at September 30, 2015, compared to $57.5 million, or 9.3% of total assets, at December 31, 2014. The increase in shareholders’ equity during the nine months ending September 30, 2015 was due to net income of $4.4 million and other comprehensive gains of $200 thousand, partially offset by dividends declared of $1.6 million. The Company and the Bank met all regulatory capital requirements at September 30, 2015.

RESULTS OF OPERATIONS

Three months ended September 30, 2015 and 2014

For the quarters ended September 30, 2015 and 2014, the Company recorded net income of $1.6 and $1.5 million and $.57 and $0.55 per share, respectively. The $49 thousand increase in net income for the quarter was primarily the result of a $123 thousand decrease in the provision for loan losses and a $113 thousand increase in revenues. These increases were partially offset by an increase in noninterest expense of $174 thousand. Return on average assets and return on average equity were 0.98% and 10.27%, respectively, for the three month period of 2015, compared to 0.98% and 10.64%, respectively for the same quarter in 2014.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended September 30,
	2015		2014
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Interest-earning deposits in other banks	$38,994	0.25%	$24,552	0.23%
Federal funds sold	1,041	0.23	322	0.21
Taxable securities	126,103	2.15	121,955	2.15
Tax-exempt securities	21,599	3.93	15,919	4.37
Loans	408,069	4.49	407,571	4.53

Total earning assets	595,806	3.69%	570,319	3.83%
Other assets	36,733		37,126

TOTAL ASSETS	$632,539		$607,445

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$76,679	0.03%	$73,076	0.05%
Savings deposits	156,698	0.07	151,507	0.08
Time deposits	125,061	0.75	129,882	0.76
Other borrowed funds	67,892	0.72	68,160	0.86

Total interest bearing liabilities	426,330	0.37%	422,625	0.41%
Non-interest bearing demand deposits	144,076		126,552
Other liabilities	2,021		2,065
Shareholders’ Equity	60,112		56,203

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$632,539		$607,445

Taxable equivalent net interest spread		3.33%		3.42%
Taxable equivalent net interest margin		3.43%		3.53%

Interest income for the quarter ended September 30, 2015, was $5.5 million representing a $27 thousand increase, or less than a 1% improvement, compared to the same period in 2014. This increase was primarily due to average investment volume increasing $10 million for the quarter ended September 30, 2015 as compared to the third quarter 2014. Interest expense for the quarter ended September 30, 2015 was $394 thousand, a decrease of $44 thousand, or 10%, from the same period in 2014. The decrease in interest expense occurred primarily due to a rate decrease of 0.14% on all other borrowings which declined from 0.86% in 2014 to 0.72% for the quarter ended September 30, 2015.

The provision for loan losses for the quarter ended September 30, 2015 was $0, compared to a $123 thousand provision for the same quarter in 2014. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended September 30, 2015, was $1.1 million, an increase of $42 thousand, or 4%, compared to the same quarter in 2014. The gain on the sale of mortgage loans to the secondary market increased to $114 thousand for the quarter ending September 30, 2015, from $77 thousand in the same quarter in 2014. The gain in 2015 was greater due to an additional volume of loans sold during the third quarter 2015. Service charges on deposit accounts decreased $9 thousand, or 3%, compared to the same quarter in 2014 primarily from decreases in overdraft fees. Debit card interchange income increased $14 thousand, or 6%, with greater fee income. Fees from trust and brokerage services declined $1 thousand to $198 thousand for the third quarter 2015 as compared to the same quarter in 2014.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Noninterest expenses for the quarter ended September 30, 2015 increased $174 thousand, or 5%, compared to the third quarter of 2014. Salaries and employee benefits increased $99 thousand, or 5%, a result of increases in salary and medical benefits. Professional and director fees increased $41 thousand for the quarter ended September 30, 2015 as compared to third quarter 2014. The majority of this increase relates to legal and collection fees pertaining to one commercial loan customer. Occupancy and equipment expenses decreased $17 thousand in 2015 over the third quarter of 2014. Software expenses increased $21 thousand, or 12%, compared to the third quarter 2014 as a result of discounts received in 2014 on the core system software that have ended in 2015.

Federal income tax expense increased $13 thousand, or 2%, for the quarter ended September 30, 2015 as compared to the second quarter of 2014. The provision for income taxes was $687 thousand (effective rate of 31%) for the quarter ended September 30, 2015, compared to $674 thousand (effective rate of 31%) for the same quarter ended 2014.

RESULTS OF OPERATIONS

Nine months ended September 30, 2015 and 2014

Net income for the nine months ended September 30, 2015, was $4.42 million or $1.61 per share, as compared to $4.45 million or $1.62 per share during the same period in 2014. Return on average assets and return on average equity were 0.94% and 9.95%, respectively, for the nine month period of 2015, compared to 0.99% and 10.81%, respectively for 2014.

Comparative net income decreased as noninterest expenses increased $571 thousand or 5% for the nine month period in 2015 as compared to 2014. The provision for loan losses decreased $69 thousand or 15% during the same comparative period. Net interest income increased to $15.3 million for the nine months ended September 30, 2015, an increase of $317 thousand or 2% from the same period last year. Noninterest income improved $169 thousand to $3.4 million or 5% for the nine month period ending in 2015 as compared to 2014.

Interest income on loans increased $225 thousand, or 2%, for the nine months ended September 30, 2015, as compared to the same period in 2014. This increase was primarily due to an average volume increase of $8 million for the comparable nine month periods. Interest income on securities decreased $78 thousand, or 3%, as the average yield on securities dropped 0.08% to 2.41% on a fully taxable equivalent basis while the volume of securities increased $2 million for the comparable nine month periods. Interest income on fed funds sold and interest bearing deposits increased $35 thousand for the nine months ended September 30, 2015 as the average fed funds sold and due from banks interest bearing balances increased $18 million, compared to the same period in 2014.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Average Balance Sheet and Net Interest Margin Analysis

	For the nine months ended September 30,
	2015		2014
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Due from banks-interest bearing	$28,589	0.26%	$11,942	0.25%
Federal funds sold	1,036	0.23	168	0.22
Taxable securities	126,956	2.15	129,640	2.25
Tax-exempt securities	20,330	4.06	15,682	4.46
Loans	413,368	4.51	404,914	4.54

Total earning assets	590,279	3.78%	562,346	3.92%
Other assets	36,466		36,553

TOTAL ASSETS	$626,745		$598,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$76,532	0.03%	$72,847	0.05%
Savings deposits	157,426	0.07	151,160	0.09
Time deposits	126,304	0.75	130,133	0.77
Other borrowed funds	65,676	0.74	68,435	0.84

Total interest bearing liabilities	425,938	0.37%	422,575	0.42%
Non-interest bearing demand deposits	139,530		119,346
Other liabilities	1,961		1,990
Shareholders’ Equity	59,316		54,988

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$626,745		$598,899

Taxable equivalent net interest spread		3.41%		3.50%
Taxable equivalent net interest margin		3.51%		3.60%

Interest expense decreased $135 thousand to $1.2 million for the nine months ended September 30, 2015, compared to the same period in 2014. Interest expense on deposits decreased $69 thousand, or 8%, from the same period as last year, while interest expense on short-term and other borrowings decreased $66 thousand or 15%. The decrease in interest expense has been caused by lower interest rates being paid across the board on interest-bearing deposit accounts and borrowings. Additionally, during the comparable nine month periods, the Company grew non-interest bearing deposits by $20 million in 2015. Time deposits continue to renew at lower interest rates, and some depositors have moved monies to savings instruments anticipating higher rates than time deposits. Competition for deposits appears to be increasing from a year ago with larger money center banks and community banks increasing rates offered for money market savings accounts. The net interest margin decreased by 9 basis points for the nine month period ended September 30, 2015, to 3.51%, from 3.60% for the same period in 2014. This margin decrease is primarily the result of decreased interest yields and the change in the asset mix to a greater percentage of overnight funds.

The provision for loan losses was $389 thousand during the nine months of 2015, compared to $458 thousand in the same nine month period of 2014. The decrease in the provision for loan losses from a year ago reflected a 59% decrease in nonaccrual loans, a 53% decrease in early stage and greater than ninety day delinquency and a decrease in net loan charge offs of 61%. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.

Non-interest income increased $164 thousand during the nine months ended September 30, 2015, as compared to the same period in 2014. Gain on the sale of investments decreased by $77 thousand for the nine months ended September 30, 2015 as compared to the same period in 2014. Debit card interchange income increased $56 thousand or 8% as a result of increased servicer revenue during the nine months of 2015. Service charges on deposits decreased $21 thousand from the same period in 2014 reflecting a decrease in overdraft fees based on volume.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Increases were recognized in gains on mortgage loans sold in the secondary market on a year over year basis as home purchase activity increased in a low interest environment.

Non-interest expenses increased $571 thousand, or 5%, for the nine months ended September 30, 2015, compared to the same period in 2014. Salaries and employee benefits increased $343 thousand, or 5%, primarily the result of salary and medical benefit increases. Professional fees increased $137 thousand, or 26%, as a one-time expense of $110 thousand was incurred during first quarter 2015 to contract a professional firm to assist the company with assessment of market opportunities and long-term strategic goals. Loan legal and collection fees were $107 thousand for the nine month period ended September 30, 2015 as compared to a $74 thousand recognized for the nine months ended September 30, 2014 as expense recoveries were recognized in 2014. Software expense increased $90 thousand for the nine month period in 2015 as compared to the same period in 2014 reflecting the cost and amortization of the new core system that was installed in fourth quarter 2013. The Bank’s telephone expense increased $20 thousand to $216 thousand for the nine months ended 2015 reflecting an increase in assets for the nine months ended September 30, 2015 as compared to 2014. Occupancy and equipment expense decreased $36 thousand, or 3%, reflecting a decrease in small equipment purchases and equipment lease expense when compared to 2014.

The provision for income taxes was $1.9 million (effective rate of 31%) for the nine months ended September 30, 2015, compared to $1.9 million (effective rate of 30%) for the same period in 2014.

CAPITAL RESOURCES

CSB maintained a strong capital position with tangible common equity to tangible assets of 8.81% at September 30, 2015 compared with 8.40% at September 30, 2014.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. As of September 30, 2015 the Company and the Bank met all capital adequacy requirements to which they were subject.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Capital Ratios
	September 30, 2015	December 31, 2014
Common Equity Tier 1 Capital
Consolidated	12.9%	NA
Bank	12.7%	NA
Tier 1 Capital Ratio
Consolidated	12.9%	12.5%
Bank	12.7%	12.3%
Total Capital Ratio
Consolidated	14.0%	13.6%
Bank	13.7%	13.4%
Tier 1 Leverage Ratio
Consolidated	8.9%	8.5%
Bank	8.7%	8.4%

LIQUIDITY

(Dollars in millions)	September 30, 2015	December 31, 2014	Change
Cash and cash equivalents	$40	$44	$(4)
Unused lines of credit	52	46	6
Unpledged AFS securities at fair market value	58	48	10

	$150	$138	$12

Net deposits and short-term liabilities	$500	$497	$3

Liquidity ratio	30.2%	27.9%	2.3
Minimum board approved liquidity ratio	20.0%	20.0%	—

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

The liquidity ratio was 30.2% and 27.9% at September 30, 2015 and December 31, 2014.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2015, from the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. All positions are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -100 through +400 basis point changes, in 100 basis point increments, in market interest rates at September 30, 2015 and December 31, 2014. The net interest income reflected is for the first twelve month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

September 30, 2015
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$21,836	$1,506	7.4%	+/-25%
+300	21,439	1,109	5.5	+/-15
+200	21,028	698	3.4	+/-10
+100	20,650	320	1.6	+/-5
0	20,330	—	—
-100	20,024	(306)	(1.5)	+/-5

December 31, 2014
+400	$21,408	$1,144	5.6%	+/-25%
+300	21,082	818	4.0	+/-15
+200	20,766	502	2.5	+/-10
+100	20,454	190	0.9	+/-5
0	20,264	—	—
-100	20,022	(242)	(1.1)	+/-5

CSB BANCORP, INC.

CONTROLS AND PROCEDURES

ITEM 4 — CONTROLS AND PROCEDURES

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

Quarter ended September 30, 2015

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

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. No repurchases were made during the quarterly period ended September 30, 2015.

ITEM 3-	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4-	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5-	OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended September 30, 2015

PART II – OTHER INFORMATION

ITEM 6-	Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: November 13, 2015	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: November 13, 2015	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer

CSB BANCORP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.