Form 10-K
period 2015-12-31
CSB BANCORP INC /OH
filed 2016-03-24
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

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

(  ) Yes   (X) No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

(  ) Yes   (X) No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(X) Yes   (  ) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

(X) Yes     (  ) No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer (  ) Accelerated filer (  ) Non-accelerated filer (  ) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

(  ) Yes   (X) No

At June 30, 2015, the aggregate market value of the voting common equity held by non-affiliates of the registrant, based on a share price of $25.00 per common share (such price being the last trade price on such date) was $63.9 million.

At March 23, 2016, there were outstanding 2,742,242 of the registrant’s common shares, $6.25 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CSB Bancorp Inc.’s 2015 Annual Report to Shareholders are incorporated by reference into Parts I and II of this

Form 10-K.

Portions of CSB Bancorp Inc.’s Proxy Statement dated March 17, 2016 are incorporated by reference in Part III of this Form 10-K.

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

The Bank provides residential real estate, commercial real estate, commercial and consumer loans to customers located primarily in Holmes, Tuscarawas, Wayne, Stark and portions of surrounding counties in Ohio. The Bank’s market area has historically exhibited relatively stable economic conditions. The Company’s market area experienced increasing economic activity in 2015 following six years of modest gains. Unemployment levels in Holmes County, at 3.2% in December 2015, have increased slightly from the reported 2.9% at December 2014. The balance of the Company’s market area reported unemployment levels between 3.8% and 5.4% with a state unemployment average of 4.6% in December 2015. There is a tightening labor market for qualified employees within banking, retail and construction sectors contributing to wage pressure within entry-level jobs. The local housing market continues to improve with increased sales and higher prices. Both new and used vehicle sales are slightly higher in 2015 with light trucks and SUV sales continuing to dominate the market with low fuel prices. Ohio reported slowing growth activity in manufacturing and a decline in energy drilling activity. Oil prices have dropped to record lows and regional gas output remains at historic highs as leveraged gas drillers fund cash and debt service. The Company’s market is adjacent to areas of primary shale activity.

Certain risks are involved in providing loans, including, but not limited to, the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan or renews an existing loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, the collateral being used to secure the transaction if any, and other factors. For all commercial loan relationships greater than $300,000, the Bank’s internal credit department performs an annual risk rating review. In addition to this review, an independent outside loan review firm is engaged to review all watch list and adversely classified credits over $100,000, all commercial loan relationships greater than $750,000, a sample of commercial loan relationships less than $750,000, loans within an industry concentration and a sample of consumer/mortgage loans. In addition, any loan over $100,000 identified as a problem credit by management and/or the external loan review consultants is assigned to the Bank’s “loan watch list,” and is subject to ongoing review by the Bank’s credit department and the assigned loan officer to ensure appropriate action is taken if deterioration occurs.

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

Installment loans to individuals include unsecured loans and loans secured by recreational vehicles (“RV’s”), automobiles and other consumer assets. Consumer loans for the purchase of new RV’s and new automobiles generally do not exceed 125% of dealer invoice on RV’s or 100% of the purchase price of an automobile. Loans for used RV’s and automobiles do not exceed 120% of the “clean trade-in value” as reported in the current “NADA” used guides. Overdraft protection loans are unsecured personal lines of credit to individuals who have demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, absence of collateral. Since these loans are generally repaid from ordinary income of the individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or by a general decline in economic conditions. The Bank assesses the borrower’s ability and willingness to repay through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.

While CSB’s chief decision-makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. For a discussion of CSB’s financial performance for the fiscal year ended December 31, 2015, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

Employees

At December 31, 2015, the Company had 178 employees, 144 of which were employed on a full-time basis. CSB has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Employees are provided benefit programs, some of which are contributory. Management considers its employee relations to be good.

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

As a financial holding company, CSB is subject to regulation, examination and supervision by the FRB under the BHC Act. CSB is also subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, as administered by the SEC.

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

The new rules include (a) a new common equity tier 1 capital ratio of at least 4.5%, (b) a Tier 1 capital ratio of at least 6.0%, rather than the former 4.0%, (c) a minimum total capital ratio that remains at 8.0%, and (d) a minimum leverage ratio of 4%.

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

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer phases in starting on January 1, 2016, at .625%.

The implementation of Basel III did not have a material impact on CSB’s or the Bank’s capital ratios.

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

As of December 31, 2015, the Bank met the ratio requirements in effect at that date to be deemed “well-capitalized.” See Note 12 of the Notes to Consolidated Financial Statements located on page 51 of CSB’s 2015 Annual Report, which is incorporated herein by reference. Management of the Company believes the Bank also meets the capital requirements to be deemed “well-capitalized” under the new guidelines.

Deposit Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, and the Bank is assessed deposit insurance premiums to maintain the Deposit Insurance Fund. Insurance premiums for each insured institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information deemed by the FDIC to be relevant to the risk posed to the Deposit Insurance Fund by the institution. The assessment rate is then applied to the amount of the institution’s deposits to determine the institution’s insurance premium. The deposit insurance assessment base is calculated on average assets less average tangible equity.

In addition, the FDIC has proposed changing the deposit insurance premium assessment method for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years. The proposed changes would revise the financial ratios method so that it would be based on a statistical model estimating the probability of failure of a bank over three years; update the financial measures used in the financial ratios method consistent with the statistical model; and eliminate risk categories for established small banks and using the financial ratios method to determine assessment rates for all such banks (subject to minimum or maximum initial assessment rates based upon a bank’s composite examination rating).

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

The FRB issued a policy statement that provides that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. At December 31, 2015, approximately $10.6 million of the total shareholders’ equity of the Bank was available for payment to CSB without the prior approval of the applicable regulatory authorities. See Note 12 of the “Notes to Consolidated Financial Statements located on page 52 of CSB’s 2015 Annual Report.

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

Corporate Governance

The Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law on July 30, 2002. SOX contains important requirements for public companies with regard to financial disclosure and corporate governance. In accordance with section 302(a) of SOX, written certifications by CSB’s Chief Executive Officer and Chief Financial Officer are required to certify that CSB’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or fail to state a material fact. CSB has also implemented a program designed to comply with Section 404 of SOX, which includes identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity-level controls and testing of the operating effectiveness of key controls. CSB is exempt from the requirement for external accountant attestation on internal controls, pursuant to provisions of the Dodd-Frank Act. Management’s assessment of internal controls over financial reporting is located on page 23 of the CSB 2015 Annual Report.

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

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the SEC’s Industry Guide 3 “Statistical Disclosures by Bank Holding Companies,” or a specific reference as to the location of required disclosures in the Company’s 2015 Annual Report.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The information set forth under the heading “Average Balance Sheets and Net Interest Margin Analysis” located on page 11 of the Company’s 2015 Annual Report is incorporated by reference herein.

The information set forth under the heading “Rate/Volume Analysis of Changes in Income and Expense” located on page 12 of the Company’s 2015 Annual Report is incorporated by reference herein.

Investment Portfolio

The following is a schedule of the fair value of securities at December 31:

(Dollars in thousands)		2015	2014	2013
Securities available-for-sale, at fair value
U.S. Treasury security	$	1,000	$1,000	$997
U.S. Government agencies		18,118	25,079	22,301
Mortgage-backed securities of government agencies		63,179	48,347	54,300
Other mortgage-backed securities		104	141	235
Asset-backed securities of government agencies		1,392	2,604	2,775
State and political subdivisions		25,301	18,267	16,447
Corporate bonds		18,811	4,542	4,539
Equity securities		64	128	128

Total	$	127,969	$100,108	$101,722

Securities held-to-maturity, at fair value
U.S. Government agencies	$	15,852	$16,635	$18,358
Mortgage-backed securities of government agencies		18,159	22,315	24,285

Total	$	34,011	$38,950	$42,643

The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2015:

	One Year or Less		After One Year Through Five Years			Maturing After Five Years Through Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Yield	Amortized Cost	Yield		Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield

Available-for-sale:
U.S. Treasury	$-	-%	$1,002	0.72%	$	-	-%	$-	-%	$1,002	0.72%
U.S. Government agencies	-	-	10,000	1.39		6,195	1.47	2,044	2.04	18,239	1.49
Mortgage-backed securities of government agencies	90	1.06	1,998	2.00		3,007	2.61	57,835	2.16	62,930	2.18
Other mortgage-backed securities	-	-	104	5.50		-	-	-	-	104	5.50
Asset-backed securities of government agencies	-	-	-	-		-	-	1,464	1.09	1,464	1.09
State and political subdivisions	2,049	3.55	5,164	4.01		11,665	3.58	6,046	3.71	24,924	3.70
Corporate bonds	10,160	0.89	4,029	2.26		4,223	2.95	500	4.00	18,912	1.73

Total	$12,299	1.34%	$22,297	2.20%	$	25,090	2.84%	$67,889	2.29%	$127,575	2.29%

Held-to-maturity:
U.S. Government agencies	$-	-%	$-	-%	$	11,786	2.57%	$3,800	2.01%	$15,586	2.44%
Mortgage-backed securities of government agencies	-	-	-	-		-	-	18,233	1.81	18,233	1.81

Total	$-	-%	$-	-%	$	11,786	2.57%	$22,033	1.84%	$33,819	2.10%

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

Loan Portfolio

Total loans on the balance sheet are comprised of the following classifications at December 31:

(Dollars in thousands)	2015	2014	2013		2012	2011
Commercial	$123,143	$123,813	$117,478	$	104,899	$89,828
Commercial real estate	148,775	139,695	129,828		119,192	106,332
Residential real estate	125,775	121,684	111,445		110,412	103,518
Construction and land development	15,452	17,446	13,444		23,358	18,061
Consumer	9,268	7,913	6,687		6,480	6,216

Total loans	$422,413	$410,551	$378,882	$	364,341	$323,955

The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding residential real estate mortgage and installment loans, as of December 31, 2015:

	Maturing
(Dollars in thousands)	One Year or Less	One Through Five Years	After Five Years	Total

Commercial	$65,943	$34,355	$22,845	$123,143
Commercial real estate	1,396	17,611	129,768	148,775
Construction and land development	2,958	1,607	10,887	15,452

Total	$70,297	$53,573	$163,500	$287,370

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and construction and land development loans due after one year from December 31, 2015.

(Dollars in thousands)	Fixed Rate	Variable Rate
Total commercial, commercial real estate and construction and land development loans due after one year	$34,023	$183,050

The following schedule summarizes nonaccrual, past due and restructured loans.

(Dollars in thousand)	2015	2014	2013	2012	2011
Loans accounted for on a nonaccural basis	$1,576	$3,668	$2,234	$3,206	$2,908
Accruing loans that are contractually past due 90 days or more as to interest or principal payments	105	281	1,036	131	581

Total	$1,681	$3,949	$3,270	$3,337	$3,489

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

Information regarding impaired loans at December 31 is as follows:

(Dollars in thousands)	2015	2014	2013
Total recorded investment of impaired loans	$8,731	$9,219	$10,655
Less portion for which no allowance for loan loss is allocated	7,469	7,724	907
Portion of impaired loan balance for which an allowance for loan losses is allocated	1,262	1,495	9,748
Portion of allowance for loan losses allocated to the impaired loan balance at December 31	389	184	784

For the year ended December 31, 2015, interest income recognized on impaired loans amounted to $309 thousand, while $442 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2014, interest income recognized on impaired loans amounted to $359 thousand, while $559 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2013, interest income recognized on impaired loans amounted to $388 thousand while $472 thousand would have been recognized had the loans been performing under their contractual terms.

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

At December 31, 2015, no loans were identified that management had serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in the tables set forth above. On a monthly basis, the Company internally classifies certain loans based on various factors. At December 31, 2015, these amounts, including impaired and nonperforming loans, amounted to $10.4 million of substandard loans and $0 doubtful loans.

As of December 31, 2015, there were no concentrations of loans greater than 10% of total loans that were not otherwise disclosed as a category of loans in the loan portfolio table set forth above.

Summary of Loan Loss Experience

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(Dollars in thousands)	2015	2014	2013	2012	2011
LOANS
Average loans outstanding during period	$412,147	$405,973	$374,821	$342,868	$318,781

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$4,381	$5,085	$4,580	$4,082	$4,031
Loans charged-off:
Commercial	(109)	(1,005)	(190)	(29)	(487)
Commercial real estate	(61)	(379)	(108)	(283)	(68)
Residential real estate	(132)	(27)	(82)	(106)	(297)
Construction and land development	-	-	-	-	(41)
Consumer	(46)	(11)	(48)	(89)	(121)

Total loans charged-off	(348)	(1,422)	(428)	(507)	(1,014)

Recoveries of loans previously charged-off:
Commercial	199	28	25	16	38
Commercial real estate	13	8	-	-	-
Residential real estate	18	25	18	102	19
Construction and land development	-	-	-	-	-
Consumer	10	14	50	64	58

Total loans recoveries	240	75	93	182	115

Net loans charged-off	(108)	(1,347)	(335)	(325)	(899)
Provision charged to operating expense	389	643	840	823	950

Balance at end of period	$4,662	$4,381	$5,085	$4,580	$4,082

Ratio of net charge-offs to average loans outstanding for period	0.03%	0.33%	0.09%	0.09%	0.28%

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

	Allocation of the Allowance for Loan Losses
	(Dollars in thousands)
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
Commercial	$1,664	29.15%	$1,289	30.16%	$1,219	31.00%	$933	28.79%	$1,024	27.73%
Commercial real estate	1,271	35.22	1,524	34.02	1,872	34.27	1,902	32.71	1,673	32.82
Residential real estate	1,086	29.78	1,039	29.64	1,205	29.41	1,096	30.30	894	31.95
Construction & land development	123	3.66	142	4.25	178	3.55	253	6.41	180	5.58
Consumer	86	2.19	60	1.93	91	1.77	76	1.79	78	1.92
Unallocated	432		327		520		320		233

Total	$4,662	100.00%	$4,381	100.00%	$5,085	100.00%	$4,580	100.00%	$4,082	100.00%

Deposits

The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average Amounts Outstanding Year ended December 31,			Average Rate Paid Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2015	2014	2013
Noninterest-bearing demand	$144,513	$124,525	$106,769	N/A	N/A	N/A
Interest-bearing demand	77,689	73,307	70,648	0.03%	0.05%	0.06%
Savings deposits	158,531	151,822	141,638	0.07	0.09	0.10
Time deposits	125,180	129,676	149,340	0.75	0.77	1.03

Total deposits	$505,913	$479,330	$468,395

The Bank does not have any material deposits by foreign depositors.

The following is a schedule of maturities of time certificates of deposit of amounts in excess of $250,000 as of December 31, 2015:

(Dollars in thousands)
Three months or less	$1,191
Over three through six months	2,731
Over six through twelve months	3,608
Over twelve months	6,304

Total	$13,834

Return on Equity and Assets

	2015	2014	2013
Return on average assets	0.95%	0.97%	0.90%
Return on average shareholders’ equity	10.07	10.60	9.93
Dividend payout ratio	34.55	34.42	37.60
Average shareholders’ equity to average assets	9.44	9.18	9.08

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, short-term advances through Federal Home Loan Bank and federal funds purchased. Securities sold under agreements to repurchase generally mature one (1) day from the transaction date. Federal funds purchased generally have overnight terms. Information concerning short-term borrowings is summarized as follows:

(Dollars in thousands)	2015	2014	2013
Securities sold under agreements to repurchase, federal funds purchased and short-term advances at year-end	$48,598	$46,627	$48,671
Average balance outstanding	51,571	51,855	45,330
Maximum outstanding at any month end during the year	54,462	63,717	48,671
Weighted-average interest rate at year-end	0.14%	0.14%	0.15%
Weighted-average rate during the year	0.14	0.15	0.15

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

As of December 31, 2015, approximately 64% of the Company’s loan portfolio consisted of commercial and commercial real estate loans. These loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business. These loans are more likely to be adversely affected by weak conditions in the economy. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and consumer loans, indicating higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and a reduction in interest income. An increase in nonperforming loans could result in an increase in the provision for loan losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Risks Relating to Economic and Market Conditions

Difficult market conditions and economic trends could adversely affect the financial services industry and the Company’s business.

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

The Company’s earnings and financial condition are substantially dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Market interest rates are largely beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB as well as competitive factors. Changes in interest rates will influence the origination of loans, the purchase of investments and the level of prepayments on the Company’s loans and the receipt of payments on mortgage-backed securities, resulting in fluctuations of income and cash flow. Changes in interest rates also can affect the value of loans, securities, mortgage servicing rights and assets under management. Although fluctuations in market interest rates are neither completely predictable nor controllable, the Company’s Asset Liability Committee (ALCO) meets periodically to monitor the Company’s interest rate sensitivity position and oversee the Company’s financial risk management by establishing policies and operating limits. If short-term interest rates remain at their historically low levels for a prolonged period of time the Company’s interest-earning assets could continue to reprice downward while the Company’s interest-bearing liability rates, especially customer deposit rates, could remain at current levels. This would adversely impact the Company’s net income and financial condition. For more information, see Item 7A., Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K, which summarizes the Company’s exposure to interest rate risk.

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

As discussed earlier, comprehensive revisions to the regulatory capital framework were included in the final rule adopted by the FRB in July 2014 based upon the Basel III capital standards. The final rule specifically revises what qualifies as regulatory capital, raises minimum requirements and introduces the concept of additional capital buffers. The need to maintain more and higher quality capital as well as greater liquidity going forward could limit the Company’s business activities, including lending, and the Company’s ability to expand, either organically or through acquisitions. In addition, the new liquidity standards could require the Company to increase the Company’s holdings of highly liquid short-term investments, thereby reducing the Company’s ability to invest in longer-term assets even if longer-term assets are more desirable from a balance sheet management perspective.

The Dodd-Frank Act which was signed into law on July 21, 2010 represented a comprehensive overhaul of the financial services industry within the U.S. While a number of provisions of the Dodd-Frank Act have already been in place for a number of years, there are some provisions that still have not been fully implemented through the adoption of regulations and which may still significantly impact the Company in the future. The provisions that have been implemented have already increased compliance costs, and the implementation of future provisions will likely increase both compliance costs and fees paid to regulators, along with possibly restricting the operations of the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

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

ITEM 3. LEGAL PROCEEDINGS.

In the normal course of business, CSB is subject to pending and threatened legal actions, including claims for which material relief or damages are sought. Although CSB is not able to predict the outcome of such actions, after reviewing pending and threatened actions, management believes that the outcome of any or all such actions will not have a material adverse effect on the results of operations, the financial position or shareholders’ equity of CSB. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of CSB is a party or has a material interest that is adverse to CSB or the Bank

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information contained in the section captioned “Common Stock and Shareholder Information” on page 22 of the Annual Report is incorporated herein by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

On July 7, 2005, CSB filed a Current Report on Form 8-K with the SEC announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. The Company did not repurchase any of its common shares during 2015.

PERFORMANCE GRAPH

The following graph compares the yearly stock change and the cumulative total shareholder return on CSB’s Common Shares during the five-year period ended December 31, 2015, with the cumulative total return on the Standard and Poor’s 500 Stock Index and the NASDAQ Community Bank Stock Index. The comparison assumes $100 was invested on December 31, 2010 in CSB’s Common Shares and in each of the indicated indices and assumes reinvestment of dividends.

		2010		2011		2012		2013		2014		2015
CSBB	$	100	$	113	$	119	$	138	$	166	$	190
S & P 500		100		102		118		157		178		181
NASDAQ Bank		100		93		110		156		163		179

ITEM 6. SELECTED FINANCIAL DATA.

Information contained in the section captioned “Selected Financial Data” on page 9 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information contained in the section captioned “2015 Financial Review” on pages 8 through 22 of the Annual Report is incorporated herein by reference.

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

Changes In Internal Control Over Financial Reporting

There have been no significant changes during the quarter ended December 31, 2015, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that materially affected, or are reasonably likely to materially affect the internal control over financial reporting.

Item 9B. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 27, 2016 (the “2016 Annual Meeting”) is incorporated herein by reference from the information to be included under the captions “Proposal 1 – Election of Directors,” “Nominees for Election of Directors,” and “Directors Continuing in Office” in the Company’s definitive proxy statement relating to the 2016 Annual Meeting to be filed with the SEC (“2016 Proxy Statement”) on or about March 24, 2016. The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the information to be included under the caption “Executive Officers” in the 2016 Proxy Statement.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement.

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

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders may recommend nominees to the Company’s Board of Directors can be found under the caption “Shareholder Nominations” in the 2016 Proxy Statement. These procedures have not materially changed from those described in CSB’s definitive proxy materials for the 2016 Annual Meeting of Shareholders.

Audit Committee

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections “Membership and Meetings of the Board and its Committees” and “Committees of the Board of Directors – Audit Committee” in the 2016 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections “Discussion of Executive Compensation Programs” and “Executive Compensation and Other Information” and subsection “Directors’ Compensation” under the section captioned “Membership and Meetings of the Board and its Committees” in the 2016 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Compensation Committee Interlocks and Insider Participation” in the 2016 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “The Compensation Committee Report” in the 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	5,952	$18.00	-
Equity compensation plans not approved by stockholders	-	-	-

Total	5,952	$18.00	-

Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2016 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2016 Proxy Statement. There were no related transactions in which the amount involved exceeded $120,000 for the year ended December 31, 2015.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Membership and Meetings of the Board and its Committees” in the 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the section “Independent Registered Public Accounting Firm Fees” and subsection “Audit Committee Procedures for Pre-Approval of Services by the Independent Public Accounting Firm” in the 2016 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The Consolidated Financial Statements (and report thereon) listed below are incorporated by reference from CSB Bancorp, Inc.’s 2015 Annual Report as noted:

Report of Independent Registered Public Accounting Firm (S.R. Snodgrass) –pg. 24.

Consolidated Balance Sheets at December 31, 2015 and 2014–pg. 25.

Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013–pg. 26.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013–pg. 27.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013–pg. 27.

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013–pgs. 28-29.

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

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

3.2.1	Amendment to Article VIII to the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form DEF 14A filed on March 25, 2009, Appendix A, film number 09703970).

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

10.1	CSB Bancorp, Inc. Share Incentive Plan (incorporated by reference to registrant’s Form DEF 14A filing, filed on March 18, 2005, Appendix A, film number 03615627).

10.2

Employment Agreement between Paula Meiler and the Commercial and Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 25, 2013, Exhibit 10.2, film number 13714485).

10.3

Amendment to Employment Agreement between Paula Meiler and The Commercial & Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 25, 2013, Exhibit 10.3, film number 13714485).

13	CSB Bancorp, Inc. 2015 Annual Report to Shareholders

21	Subsidiaries of CSB Bancorp, Inc.

23.1	Consent of S.R. Snodgrass, P.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101

The following materials from CSB’s 2015 Annual Report to Shareholders formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

/s/ Eddie L. Steiner
Date: March 24, 2016	Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2016.

Signatures	Title

/s/ Eddie L. Steiner	President and Chief Executive Officer
Eddie L. Steiner

/s/ Paula J. Meiler	Senior Vice President and Chief Financial Officer
Paula J. Meiler

/s/ Pamela S. Basinger	Vice President and Principal Accounting Officer
Pamela S. Basinger

/s/ Robert K. Baker	Director
Robert K. Baker

/s/ Julian L. Coblentz	Director
Julian L. Coblentz

/s/ Ronald E. Holtman	Director
Ronald E. Holtman

/s/ J. Thomas Lang	Director
J. Thomas Lang

/s/ Jeffery A. Robb, Sr.	Director
Jeffery A. Robb, Sr.

/s/ John R. Waltman	Director
John R. Waltman

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc., (incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.1.1

Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 30, 1999, Exhibit 3.1.1, film number 99579149).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form 10-SB).

3.2.1	Amendment to Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form DEF 14A filed on March 25, 2009, Appendix A, film number 09703970).

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form 10-SB).

10.1	CSB Bancorp, Inc. Share Incentive Plan (incorporated by reference to registrant’s Form DEF 14A filing, filed on March 18, 2005, Appendix A, film number 03615627).

10.2

Employment Agreement between Paula Meiler and the Commercial and Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 25, 2013, Exhibit 10.2, film number 13714485).

10.3

Amendment to Employment Agreement between Paula Meiler and The Commercial & Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 25, 2013, Exhibit 10.3, film number 13714485).

13	CSB Bancorp, Inc. 2015 Annual Report to Shareholders

21	Subsidiaries of CSB Bancorp, Inc.

23.1	Consent of S.R. Snodgrass, P.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101

The following materials from CSB’s 2015 Annual Report to Shareholders formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.