Form 10-Q
period 2016-03-31
CSB BANCORP INC /OH
filed 2016-05-13
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at May 1, 2016: 2,742,242 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED March 31, 2016

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents
Cash and due from banks	$12,527	$17,341
Interest-earning deposits in other banks	14,844	20,931

Total cash and cash equivalents	27,371	38,272

Securities
Available-for-sale, at fair value	122,242	127,969
Held-to-maturity (fair value 2016-$27,660; 2015-$34,011)	27,025	33,819
Restricted stock, at cost	4,614	4,614

Total securities	153,881	166,402

Loans held for sale	128	47

Loans	433,453	422,871
Less allowance for loan losses	5,005	4,662

Net loans	428,448	418,209

Premises and equipment, net	8,032	8,209
Core deposit intangible	474	504
Goodwill	4,728	4,728
Bank-owned life insurance	10,152	10,085
Accrued interest receivable and other assets	3,988	3,858

TOTAL ASSETS	$637,202	$650,314

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$145,967	$151,549
Interest-bearing	364,013	373,493

Total deposits	509,980	525,042

Short-term borrowings	48,787	48,598
Other borrowings	13,332	13,465
Accrued interest payable and other liabilities	2,307	1,943

Total liabilities	574,406	589,048

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding (shares 2016 - 2,742,242; 2015 - 2,739,405)	18,629	18,629
Additional paid-in capital	9,815	9,846
Retained earnings	38,989	38,030
Treasury stock at cost (shares 2016 - 238,360; 2015 - 239,606)	(4,784)	(4,822)
Accumulated other comprehensive income (loss)	147	(417)

Total shareholders’ equity	62,796	61,266

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$637,202	$650,314

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2016	2015
INTEREST AND DIVIDEND INCOME
Loans, including fees	$4,742	$4,573
Taxable securities	737	688
Nontaxable securities	154	130
Other	28	16

Total interest and dividend income	5,661	5,407

INTEREST EXPENSE
Deposits	259	271
Short-term borrowings	17	17
Other borrowings	100	105

Total interest expense	376	393

NET INTEREST INCOME	5,285	5,014

PROVISION FOR LOAN LOSSES	164	194

Net interest income, after provision for loan losses	5,121	4,820

NONINTEREST INCOME
Service charges on deposit accounts	278	286
Trust services	226	202
Debit card interchange fees	262	227
Securities gains	—	35
Gain on sale of loans, net	32	70
Other income	194	234

Total noninterest income	992	1,054

NONINTEREST EXPENSES
Salaries and employee benefits	2,327	2,150
Occupancy expense	244	267
Equipment expense	174	166
Professional and director fees	174	290
Franchise tax expense	107	100
Marketing and public relations	85	76
Software expense	187	189
Debit card expense	104	99
Amortization of intangible assets	30	32
FDIC insurance expense	84	92
Other expenses	473	487

Total noninterest expenses	3,989	3,948

Income before federal income tax provision	2,124	1,926
FEDERAL INCOME TAX PROVISION	644	584

NET INCOME	$1,480	$1,342

Basic and diluted net earnings per share	$0.54	$0.49

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Net income	$1,480	$1,342

Other comprehensive income
Unrealized gains arising during the period	808	768
Amounts reclassified from accumulated other comprehensive income, held-to-maturity	46	54
Income tax effect	(290)	(279)

Reclassification adjustment for gains on available-for- sale securities included in net income	—	(35)
Income tax effect	—	12

Other comprehensive income	564	520

Total comprehensive income	$2,044	$1,862

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2016	2015
Balance at beginning of period	$61,266	$57,450
Net income	1,480	1,342
Other comprehensive income	564	520
Stock options exercised 1,246 shares issued in 2016	7	—
Cash dividends declared	(521)	(521)

Balance at end of period	$62,796	$58,791

Cash dividends declared per share	$0.19	$0.19

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
NET CASH FROM OPERATING ACTIVITIES	$1,382	$1,193

CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, held-to-maturity	6,827	3,908
Proceeds from maturities and repayments, available-for-sale	11,625	4,480
Purchases, available-for-sale	(5,281)	(10,358)
Proceeds from sale of available-for-sale securities	—	88
Loan originations, net of repayments	(10,398)	(10,049)
Property, equipment, and software acquisitions	(50)	(152)

Net cash provided by (used in) investing activities	2,723	(12,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(15,062)	(2,742)
Net change in short-term borrowings	189	5,506
Repayment of other borrowings	(133)	(165)

Net cash provided by (used in) investing activities	(15,006)	2,599

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,901)	(8,291)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,272	43,923

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,371	$35,632

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$378	$395
Income taxes	400	—
Noncash financing activities:
Dividends declared	521	521

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2016, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2015, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year or any future interim period.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at March 31, 2016 and December 31, 2015:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2016
Available-for-sale
U.S. Treasury security	$1,002	$—	$—	$1,002
U.S. Government agencies	13,000	9	6	13,003
Mortgage-backed securities of government agencies	60,532	929	141	61,320
Other mortgage-backed securities	95	—	—	95
Asset-backed securities of government agencies	1,424	—	85	1,339
State and political subdivisions	28,160	568	11	28,717
Corporate bonds	16,827	24	150	16,701
Equity securities	53	12	—	65

Total available-for-sale	121,093	1,542	393	122,242
Held-to-maturity securities
U.S. Government agencies	9,599	390	—	9,989
Mortgage-backed securities of government agencies	17,426	282	37	17,671

Total held-to-maturity	27,025	672	37	27,660
Restricted stock	4,614	—	—	4,614

Total securities	$152,732	$2,214	$430	$154,516

December 31, 2015
Available-for-sale
U.S. Treasury security	$1,002	$—	$2	$1,000
U.S. Government agencies	18,239	5	126	18,118
Mortgage-backed securities of government agencies	62,930	527	278	63,179
Other mortgage-backed securities	104	—	—	104
Asset-backed securities of government agencies	1,464	—	72	1,392
State and political subdivisions	24,924	418	41	25,301
Corporate bonds	18,912	7	108	18,811
Equity securities	53	11	—	64

Total available-for-sale	127,628	968	627	127,969
Held-to-maturity
U.S. Government agencies	15,586	312	46	15,852
Mortgage-backed securities of government agencies	18,233	81	155	18,159

Total held-to-maturity	33,819	393	201	34,011
Restricted stock	4,614	—	—	4,614

Total securities	$166,061	$1,361	$828	$166,594

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at March 31, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$10,156	$10,174
Due after one through five years	21,491	21,696
Due after five through ten years	24,500	24,758
Due after ten years	64,893	65,549

Total debt securities available-for-sale	$121,040	$122,177

Held-to-maturity
Due in one year or less	$—	$—
Due after one through five years	—	—
Due after five through ten years	5,794	5,997
Due after ten years	21,231	21,663

Total debt securities held-to-maturity	$27,025	$27,660

Securities with a fair value of approximately $88.8 million and $94.3 million were pledged at March 31, 2016 and December 31, 2015, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $4.1 million at March 31, 2016 and December 31, 2015. Federal Reserve Bank stock was $471 thousand at March 31, 2016 and December 31, 2015.

The following table shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of the sales.

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Proceeds	$—	$88

Realized gains	—	35
Realized losses	—	—

Net securities gains	$—	$35

There were no income tax provisions from realized gains or no tax benefits recognized from realized losses for the three month period ended March 31, 2016. The income tax provision applicable to realized gains amounted to $12 thousand for the three month period ending March 31, 2015.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2016
Available-for-sale
U.S. Government agencies	$3	$2,998	$3	$2,996	$6	$5,994
Mortgage-backed securities of government agencies	141	15,271	—	—	141	15,271
Asset-backed securities of government agencies	85	1,339	—	—	85	1,339
State and political subdivisions	1	330	10	1,012	11	1,342
Corporate bonds	150	11,624	—	—	150	11,624
Held-to-maturity
Mortgage-backed securities of government agencies	25	6,370	12	1,066	37	7,436

Total temporarily impaired securities	$405	$37,932	$25	$5,074	$430	$43,006

December 31, 2015
Available-for-sale
U.S. Treasury security	$2	$1,000	$—	$—	$2	$1,000
U.S. Government agencies	67	9,172	59	4,941	126	14,113
Mortgage-backed securities of government agencies	278	20,231	—	—	278	20,231
Asset-backed securities of government agencies	72	1,392	—	—	72	1,392
State and political subdivisions	33	2,652	8	1,120	41	3,772
Corporate bonds	108	15,282	—	—	108	15,282
Held-to-maturity
U.S. Government agencies	46	5,954	—	—	46	5,954
Mortgage-backed securities of government agencies	155	12,994	—	—	155	12,994

Total temporarily impaired securities	$761	$68,677	$67	$6,061	$828	$74,738

There were thirty-one (31) securities in an unrealized loss position at March 31, 2016, seven (7) of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at March 31, 2016.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Commercial	$128,924	$123,143
Commercial real estate	153,008	148,775
Residential real estate	127,099	125,775
Construction & land development	13,571	15,452
Consumer	10,383	9,268

Total loans before deferred costs	432,985	422,413
Deferred loan costs	468	458

Total Loans	$433,453	$422,871

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2016 and December 31, 2015, approximately 76% of the outstanding principal balances of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Loans serviced for others approximated $80.2 million and $76.3 million at March 31, 2016 and December 31, 2015, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four (4) counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2016 and December 31, 2015, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

The changes in the provision for loan losses for the three months ended March 31, 2016 related to commercial and industrial loans were primarily due to the increase in a specific reserve amount for one commercial relationship as well as the increase in loan volume. The decrease in the provision related to commercial real estate loans was primarily due to a recovery of a prior charge-off as well as a decrease in a specific reserve amount related to one loan relationship.

The increase in the provision for loan losses for the three months ended March 31, 2015 related to commercial and industrial loans was primarily due to the increase in loan balances. The increase in the provision related to commercial real estate loans was affected by an increase in loan balances and charge-offs that occurred during the quarter. The increase in the provision related to consumer loans was due to charge-offs of loans in that category.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended March 31, 2016
Beginning balance	$1,664	$1,271	$1,086	$123	$86	$432	$4,662
Provision for possible loan losses	394	(228)	(4)	(17)	8	11	164
Charge-offs	(9)	—	—	—	(1)		(10)
Recoveries	4	182	2	—	1		189

Net (charge-offs) recoveries	(5)	182	2	—	—		179

Ending balance	$2,053	$1,225	$1,084	$106	$94	$443	$5,005

Three months ended March 31, 2015
Beginning balance	$1,289	$1,524	$1,039	$142	$60	$327	$4,381
Provision for possible loan losses	101	64	8	(9)	36	(6)	194
Charge-offs	(2)	(24)	(53)	—	(30)		(109)
Recoveries	6	10	9	—	3		28
Net (charge-offs) recoveries	4	(14)	(44)	—	(27)		(81)

Ending balance	$1,394	$1,574	$1,003	$133	$69	$321	$4,494

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and based on the impairment method as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
March 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$583	$—	$26	$—	$—	$—	$609
Collectively evaluated for impairment	1,470	1,225	1,058	106	94	443	4,396

Total ending allowance balance	$2,053	$1,225	$1,084	$106	$94	$443	$5,005

Loans:
Loans individually evaluated for impairment	$6,017	$744	$1,509	$—	$—		$8,270
Loans collectively evaluated for impairment	122,907	152,264	125,590	13,571	10,383		424,715

Total ending loans balance	$128,924	$153,008	$127,099	$13,571	$10,383		$432,985

December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$299	$64	$26	$—	$—	$—	$389
Collectively evaluated for impairment	1,365	1,207	1,060	123	86	432	4,273

Total ending allowance balance	$1,664	$1,271	$1,086	$123	$86	$432	$4,662

Loans:
Loans individually evaluated for impairment	$6,127	$1,064	$1,533	$—	$—		$8,724
Loans collectively evaluated for impairment	117,016	147,711	124,242	15,452	9,268		413,689

Total ending loans balance	$123,143	$148,775	$125,775	$15,452	$9,268		$422,413

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
March 31, 2016
Commercial	$6,435	$5,142	$894	$6,036	$583
Commercial real estate	952	719	25	744	—
Residential real estate	1,671	849	661	1,510	26

Total impaired loans	$9,058	$6,710	$1,580	$8,290	$609

December 31, 2015
Commercial	$6,541	$5,832	$301	$6,133	$299
Commercial real estate	1,265	670	393	1,063	64
Residential real estate	1,689	967	568	1,535	26

Total impaired loans	$9,495	$7,469	$1,262	$8,731	$389

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three months
	ended March 31,
(Dollars in thousands)	2016	2015
Average recorded investment:
Commercial	$6,016	$5,857
Commercial real estate	984	1,704
Residential real estate	1,530	1,618

Average recorded investment in impaired loans	$8,530	$9,179

Interest income recognized:
Commercial	$65	$51
Commercial real estate	4	5
Residential real estate	15	16

Interest income recognized on a cash basis on impaired loans	$84	$72

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the aging of past due loans and nonaccrual loans as of March 31, 2016 and December 31, 2015 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
March 31, 2016
Commercial	$128,225	$86	$169	$—	$444	$699	$128,924
Commercial real estate	152,192	—	108	39	669	816	153,008
Residential real estate	126,063	180	93	189	574	1,036	127,099
Construction & land development	13,558	13	—	—	—	13	13,571
Consumer	10,284	62	37	—	—	99	10,383

Total Loans	$430,322	$341	$407	$228	$1,687	$2,663	$432,985

December 31, 2015
Commercial	$122,760	$34	$172	$—	$177	$383	$123,143
Commercial real estate	147,920	—	59	—	796	855	148,775
Residential real estate	124,408	486	173	105	603	1,367	125,775
Construction & land development	15,452	—	—	—	—	—	15,452
Consumer	9,105	163	—	—	—	163	9,268

Total Loans	$419,645	$683	$404	$105	$1,576	$2,768	$422,413

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed. Loans whose terms have been modified as TDR’s totaled $6.7 million as of March 31, 2016, and $7.6 million as of December 31, 2015, with $26 thousand of specific reserves allocated to those loans for both periods. At March 31, 2016, $6.3 million of the loans classified as TDR’s were performing in accordance with their modified terms. Of the remaining $409 thousand, all were in nonaccrual of interest status.

The Company held no foreclosed real estate as of March 31, 2016 or December 31, 2015. Consumer mortgage loans in the process of foreclosure were $360 thousand at March 31, 2016 and $89 thousand at December 31, 2015.

The following table presents loans restructured during the three month period ended March 31, 2015.

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
For the Three Months Ended March 31, 2015
Residential Real Estate	1	$29	$29

Total Restructured Loans	1	$29	$29

The restructured loan was modified by changing the monthly payment to interest only. No principal reduction was made. None of the loans that were restructured in 2014 or 2015 have subsequently defaulted in the three month periods ended March 31, 2016 and 2015. There were no new TDR’s during the three month period ended March 31, 2016.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial loans individually by classifying the loans as to credit risk. This analysis includes commercial loans with an outstanding balance greater than $300 thousand. This analysis is performed on an annual basis. The Company uses the following definitions for risk ratings:

Pass. Loans classified as pass (Acceptable, Low Acceptable or Pass Watch) may exhibit a wide array of characteristics but at a minimum represent an acceptable risk to the Bank. Borrowers in this rating may have leveraged but acceptable balance sheet positions, satisfactory asset quality, stable to favorable sales and earnings trends, acceptable liquidity and adequate cash flow. Loans are considered fully collectible and require an average amount of administration. While generally adhering to credit policy, these loans may exhibit occasional exceptions that do not result in undue risk to the Bank. Borrowers are generally capable of absorbing setbacks, financial and otherwise, without the threat of failure.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $300 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class is as follows as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
March 31, 2016
Commercial	$118,269	$2,776	$6,990	$—	$889	$128,924
Commercial real estate	146,445	2,664	2,976	—	923	153,008
Residential real estate	223	—	202	—	126,674	127,099
Construction & land development	11,678	724	—	—	1,169	13,571
Consumer	—		—	—	10,383	10,383

Total	$276,615	$6,164	$10,168	$—	$140,038	$432,985

December 31, 2015
Commercial	$112,229	$3,100	$7,044	$—	$770	$123,143
Commercial real estate	141,621	2,742	3,150	—	1,262	148,775
Residential real estate	190	—	213	—	125,372	125,775
Construction & land development	11,015	944	—	—	3,493	15,452
Consumer	—	—	—	—	9,268	9,268

Total	$265,055	$6,786	$10,407	$—	$140,165	$422,413

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans that are not rated by class of loans as of March 31, 2016 and December 31, 2015. Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non-Performing	Total
March 31, 2016
Commercial	$889	$—	$889
Commercial real estate	923	—	923
Residential real estate	125,941	733	126,674
Construction & land development	1,169	—	1,169
Consumer	10,383	—	10,383

Total	$139,305	$733	$140,038

December 31, 2015
Commercial	$770	$—	$770
Commercial real estate	1,262	—	1,262
Residential real estate	124,700	672	125,372
Construction & land development	3,493	—	3,493
Consumer	9,268	—	9,268

Total	$139,493	$672	$140,165

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
(Dollars in thousands)	March 31, 2016	December 31, 2015
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$48,924	$48,791
Repurchase agreements	48,787	48,598

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of March 31, 2016 and December 31, 2015 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2016
Assets:
Securities available-for-sale
U.S. Treasury security	$1,002	$—	$—	$1,002
U.S. Government agencies	—	13,003	—	13,003
Mortgage-backed securities of government agencies	—	61,320	—	61,320
Other mortgage-backed securities	—	95	—	95
Asset-backed securities of government agencies	—	1,339	—	1,339
State and political subdivisions	—	28,717	—	28,717
Corporate bonds	—	16,701	—	16,701

Total debt securities	1,002	121,175	—	122,177
Equity securities	65	—	—	65

Total available-for-sale securities	$1,067	$121,175	$—	$122,242

December 31, 2015
Assets:
Securities available-for-sale
U.S. Treasury security	$1,000	$—	$—	$1,000
U.S. Government agencies	—	18,118	—	18,118
Mortgage-backed securities of government agencies	—	63,179	—	63,179
Other mortgage-backed securities	—	104	—	104
Asset-backed securities of government agencies	—	1,392	—	1,392
State and political subdivisions	—	25,301	—	25,301
Corporate bonds	—	18,811	—	18,811

Total debt securities	1,000	126,905	—	127,905
Equity securities	64	—	—	64

Total available-for-sale securities	$1,064	$126,905	$—	$127,969

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of March 31, 2016 and December 31, 2015, by level within the fair value hierarchy. Impaired loans are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2016
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$7,661	$7,661

December 31, 2015
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$8,335	$8,335

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value	Valuation	Unobservable
(Dollars in thousands)	Estimate	Techniques	Input	Range (Weighted Average)
March 31, 2016
Impaired loans	$6,425	Discounted cash flow	Remaining term Discount rate	1 mo to 29.25 yrs (54 months) 3.1% to 9.8% (4.3%)

	1,236	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	0% to -50% (-34%) -10%

December 31, 2015
Impaired loans	$7,256	Discounted cash flow	Remaining term Discount rate	2 mos to 29.5 yrs / (55 mos) 3.1% to 8.3% / (4.3%)

	1,079	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	0% to -50% (-26%) -10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of March 31, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Total Fair Value
March 31, 2016
Financial assets
Cash and cash equivalents	$27,371	$27,371	$—	$—	$27,371
Securities available-for-sale	122,242	1,067	121,175	—	122,242
Securities held-to-maturity	27,025	—	27,660	—	27,660
Restricted stock	4,614	4,614		—	4,614
Loans held for sale	128	128	—	—	128
Net loans	428,448	—	—	432,379	432,379
Bank-owned life insurance	10,152	10,152	—	—	10,152
Accrued interest receivable	1,696	1,696	—	—	1,696
Mortgage servicing rights	244	—	—	244	244
Financial liabilities
Deposits	$509,980	$392,304	$—	$118,248	$510,552
Short-term borrowings	48,787	48,787	—		48,787
Other borrowings	13,332	—	—	13,672	13,672
Accrued interest payable	78	78	—	—	78

December 31, 2015
Financial assets
Cash and cash equivalents	$38,272	$38,272	$—	$—	$38,272
Securities available-for-sale	127,969	1,064	126,905	—	127,969
Securities held-to-maturity	33,819	—	34,011	—	34,011
Restricted stock	4,614	4,614	—	—	4,614
Loans held for sale	47	47	—	—	47
Net loans	418,209	—	—	420,181	420,181
Bank-owned life insurance	10,085	10,085	—	—	10,085
Accrued interest receivable	1,513	1,513	—	—	1,513
Mortgage servicing rights	246	—	—	246	246
Financial liabilities
Deposits	$525,042	$405,776	$—	$119,867	$525,643
Short-term borrowings	48,598	48,598	—	—	48,598
Other borrowings	13,465	—	—	13,667	13,667
Accrued interest payable	80	80	—	—	80

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

The Company also has unrecognized financial instruments at March 31, 2016 and December 31, 2015. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $140 million at March 31, 2016 and $138 million at December 31, 2015. Such amounts are also considered to be the estimated fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three month period ended March 31, 2016 and 2015:

(Dollars in thousands)	Pretax	Tax Effect	After-tax	Affected Line Item in the Consolidated Statements of Income
Three months ended March 31, 2016
Balance as of December 31, 2015	$(631)	$214	$(417)
Unrealized holding gain on available-for-sale securities arising during the period	808	(275)	533
Amortization of held-to-maturity discount resulting from transfer	46	(15)	31	(a)

Total other comprehensive income	854	(290)	564

Balance as of March 31, 2016	$223	$(76)	$147

Three months ended March 31, 2015
Balance as of December 31, 2014	$(427)	$145	$(282)
Unrealized holding gain on available-for-sale securities arising during the period	768	(261)	507
Reclassify gain included in income	(35)	12	(23)	(b, c)
Amortization of held-to-maturity discount resulting from transfer	54	(18)	36	(a)

Total other comprehensive income	787	(267)	520

Balance as of March 31, 2015	$360	$(122)	$238

(a)	There was no income statement effect from the transfer of securities to held-to-maturity.
(b)	Securities gains
(c)	Federal Income Tax Provision

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at March 31, 2016 as compared to December 31, 2015, and the consolidated results of operations for the three month period ended March 31, 2016 compared to the same period in 2015. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $637 million at March 31, 2016, compared to $650 million at December 31, 2015, representing a decrease of $13 million, or 2%. This reduction was funded by an $11 million decrease in cash and cash equivalents and a decrease of $13 million in total securities during the three month period ended March 31, 2016.

Net loans increased $10 million, or 3%, during the three months ended March 31, 2016. Commercial loans including commercial real estate loans increased $10 million, or 4%, while construction and land development loans decreased $2 million, or 12%. Residential real estate loans increased $1 million, or 1%, and consumer loans increased 12% from December 31, 2015. Home purchase activity has increased and consumers continued to refinance their mortgage loans for lower long-term fixed rates. Residential mortgage loan originations for the three months ended March 31, 2016 and 2015 were $7 and $8 million, respectively. Originations sold into the secondary market were $1 million during the three month period ended March 31, 2016 as compared to $2 million during the three months ended March 31, 2015. The Bank originates and sells primarily fixed-rate thirty year mortgages into the secondary market.

The allowance for loan losses as a percentage of total loans was 1.15% at March 31, 2016 as compared to 1.10% at December 31, 2015. Outstanding loan balances increased 3% to $433 million at March 31, 2016. A provision of $164 thousand, as well as net recoveries of $179 thousand, increased the allowance for loan losses for the three months ended March 31, 2016.

Nonaccrual loans increased during first quarter 2016. For the three months ending March 31, 2016 loans totaling $370 thousand were placed on nonaccrual status, $4 thousand in charge-offs were recognized and pay downs of $188 thousand were received.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	March 31,		December 31,		March 31,
(Dollars in thousands)	2016		2015		2015
Non-performing loans	$1,915		$1,681		$3,685
Other real estate	—		—		—
Allowance for loan losses	5,005		4,662		4,494
Total loans	433,453		422,871		420,861
Allowance: Loans	1.15%		1.10%		1.07%
Allowance: Non-performing loans	2.6	x	2.8	x	1.2	x

The ratio of gross loans to deposits was 85% at March 31, 2016, compared to 81% at December 31, 2015.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $430 thousand within the available-for-sale and held-to-maturity portfolios as of March 31, 2016, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments on March 31, 2016, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits decreased $15 million, or 3%, from December 31, 2015 with noninterest bearing deposits decreasing $6 million and interest-bearing deposit accounts decreasing $9 million. Total deposits as of March 31, 2016 are $13 million greater than March 31, 2015 deposit balances. On a year over year comparison, increases were recognized in demand and savings deposits while decreases are reflected in money market savings accounts and time deposits.

Short-term borrowings consisting of overnight repurchase agreements with retail customers were stable at $49 million at March 31, 2016 as compared to from December 31, 2015 and other borrowings decreased $133 thousand as the Company repaid FHLB advances with required monthly amortization.

Total shareholders’ equity amounted to $62.8 million, or 9.9% of total assets, at March 31, 2016, compared to $61.3 million, or 9.4% of total assets, at December 31, 2015. The increase in shareholders’ equity during the three months ending March 31, 2016 was due to net income of $1.5 million and other comprehensive gains of $564 thousand, partially offset by dividends declared of $521 thousand. The Company and the Bank met all regulatory capital requirements at March 31, 2016.

RESULTS OF OPERATIONS

Three months ended March 31, 2016 and 2015

For the quarters ended March 31, 2016 and 2015, the Company recorded net income of $1.5 and $1.3 million and $0.54 and $0.49 per share, respectively. The $138 thousand increase in net income for the quarter was primarily the result of a $271 thousand increase in net interest income and a $30 thousand decrease in the provision for loan losses. These increases were partially offset by a decline in noninterest income of $62 thousand. Return on average assets and return on average equity were 0.93% and 9.48%, respectively, for the three month period of 2016, compared to 0.87% and 9.33%, respectively for the same quarter in 2015.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended March 31,
	2016		2015
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Interest-earning deposits in other banks	$15,833	0.71%	$24,113	0.25%
Federal funds sold	538	0.45	1,116	0.24
Taxable securities	134,580	2.20	127,649	2.19
Tax-exempt securities	26,044	3.60	18,825	4.26
Loans	427,916	4.46	414,761	4.48

Total earning assets	604,911	3.81%	586,464	3.79%
Other assets	35,759		36,164

TOTAL ASSETS	$640,670		$622,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$82,203	0.03%	$74,715	0.03%
Savings deposits	167,181	0.07	159,441	0.07
Time deposits	118,591	0.75	127,077	0.76
Other borrowed funds	63,738	0.74	64,478	0.77

Total interest bearing liabilities	431,713	0.35%	425,711	0.37%
Non-interest bearing demand deposits	144,217		136,413
Other liabilities	2,115		2,153
Shareholders’ Equity	62,625		58,351

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$640,670		$622,628

Taxable equivalent net interest spread		3.46%		3.42%
Taxable equivalent net interest margin		3.57%		3.52%

Interest income for the quarter ended March 31, 2016, was $5.7 million representing a $254 thousand increase, or a 5% improvement, compared to the same period in 2015. This increase was primarily due to average investment volume and loan volume increasing $14 and $13 million, respectively for the quarter ended March 31, 2016 as compared to the first quarter 2015. Interest expense for the quarter ended March 31, 2016 was $376 thousand, a decrease of $17 thousand, or 4%, from the same period in 2015. The decrease in interest expense occurred primarily due to a rate decrease of 0.03% on all other borrowings which declined from 0.77% in 2015 to 0.74% for the quarter ended March 31, 2016.

The provision for loan losses for the quarter ended March 31, 2016 was $164, compared to a $194 thousand provision for the same quarter in 2015. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended March 31, 2016, was $992 thousand, a decrease of $62 thousand, or 6%, compared to the same quarter in 2015. The gain on the sale of mortgage loans to the secondary market decreased to $32 thousand for the quarter ending March 31, 2016, from $70 thousand in the same quarter in 2015. The gain in 2015 was greater due to an additional volume of loans sold during the first quarter of 2015 as compared to the first quarter 2016. A loss on asset retirement of $39 thousand was recognized during the first quarter of 2016. Service charges on deposit accounts decreased $8 thousand, or 3%, compared to the same quarter in 2015 primarily from decreases in overdraft fees. Debit card interchange income increased $35 thousand, or 15%, with greater fee income. Fees from trust and brokerage services increased $24 thousand to $226 thousand for the first quarter 2016 as compared to the same quarter in 2015.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expenses for the quarter ended March 31, 2016 increased $41 thousand, or 1%, compared to the first quarter of 2015. Salaries and employee benefits increased $177 thousand, or 8%, a result of increases in base salary, medical and other benefits. Professional and director fees declined $116 thousand for the quarter ended March 31, 2016 as compared to the first quarter 2015. The decline relates to a $110 thousand professional fee incurred in 2015 to contract a professional firm to assist the company with the assessment of market opportunities and long-term strategic goals that did not recur in 2016. Occupancy and equipment expenses decreased $15 thousand in 2016 over the first quarter of 2015. Software expenses decreased $2 thousand, or 1%, compared to the first quarter 2015.

Federal income tax expense increased $60 thousand, or 10%, for the quarter ended March 31, 2016 as compared to the first quarter of 2015. The provision for income taxes was $644 thousand (effective rate of 30%) for the quarter ended March 31, 2016, compared to $584 thousand (effective rate of 30%) for the same quarter ended 2015.

CAPITAL RESOURCES

CSB maintained a strong capital position with tangible common equity to tangible assets of 9.11% at March 31, 2016 compared with 8.63% at March 31, 2015.

Effective January 1, 2015 the Federal Reserve adopted final rules implementing Basel III and regulatory capital changes required by the Dodd-Frank Act. The rules apply to both the Company and the Bank. The rules established minimum risk-based and leverage capital requirements for all banking organizations. The quality of capital will be provided by the new measurement of Tier 1 capital called common equity tier 1 or (“CET1”). Effective with the March 31, 2015 Call Report the Bank selected the opt-out election for accumulated other comprehensive income (“AOCI”). This election will neutralize the effects of unrealized gains and losses from available-for-sale securities and other elements of the AOCI account for regulatory capital purposes.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. As of March 31, 2016 the Company and the Bank met all capital adequacy requirements to which they were subject.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Capital Ratios
	March 31, 2016	December 31, 2015
Common Equity Tier 1 Capital
Consolidated	12.6%	12.5%
Bank	12.4%	12.3%

Tier 1 Capital Ratio
Consolidated	12.6%	12.5%
Bank	12.4%	12.3%

Total Capital Ratio
Consolidated	13.7%	13.5%
Bank	13.5%	13.3%

Tier 1 Leverage Ratio
Consolidated	9.1%	8.7%
Bank	8.9%	8.6%

LIQUIDITY

(Dollars in millions)	March 31, 2016	December 31, 2015	Change
Cash and cash equivalents	$27	$38	$(11)
Unused lines of credit	54	52	2
Unpledged AFS securities at fair market value	59	70	(11)

	$140	$160	$(20)

Net deposits and short-term liabilities	$496	$516	$(20)

Liquidity ratio	28.2%	31.1%	(2.9)
Minimum board approved liquidity ratio	20.0%	20.0%

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

The liquidity ratio was 28.2% and 31.1% at March 31, 2016 and December 31, 2015.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2016, from the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. Minor variances with net interest income exceeding the board approved policy are being projected in the March 2016 dynamic balance sheet simulation coupled with immediate rate shocks. All other balance sheet positions and interest rate projections are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -100 through +400 basis point changes, in 100 basis point increments, in market interest rates at March 31, 2016 and December 31, 2015. The net interest income reflected is for the first twelve month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

March 31, 2016
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$23,364	$1,720	8.0%	+/-25%
+300	22,920	1,276	5.9	+/-15
+200	22,457	813	3.8	+/-10
+100	22,001	357	1.7	+/-5
0	21,644	—	—
-100	21,147	(497)	(2.3)	+/-5

December 31, 2015
+400	$23,360	$1,624	7.5%	+/-25%
+300	22,957	1,221	5.6	+/-15
+200	22,500	764	3.5	+/-10
+100	22,071	335	1.5	+/-5
0	21,736	—	—
-100	21,172	(564)	(2.6)	+/-5

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

Quarter ended March 31, 2016

PART II – OTHER INFORMATION

ITEM 1-	LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A-	RISK FACTORS.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. No repurchases were made during the quarterly period ended March 31, 2016.

ITEM 3-	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4-	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5-	OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended March 31, 2016

PART II – OTHER INFORMATION

ITEM 6-	Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: May 13, 2016	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: May 13, 2016	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer

CSB BANCORP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.