Form 10-Q
period 2016-06-30
CSB BANCORP INC /OH
filed 2016-08-11
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at August 1, 2016:
2,742,242 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED June 30, 2016

Part I - Financial Information

Part II - Other Information

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents
Cash and due from banks	$16,859	$17,341
Interest-earning deposits in other banks	11,268	20,931

Total cash and cash equivalents	28,127	38,272

Securities
Available-for-sale, at fair value	119,355	127,969
Held-to-maturity (fair value 2016-$24,428; 2015-$34,011)	23,845	33,819
Restricted stock, at cost	4,614	4,614

Total securities	147,814	166,402

Loans held for sale	350	47

Loans	450,789	422,871
Less allowance for loan losses	5,156	4,662

Net loans	445,633	418,209

Premises and equipment, net	8,660	8,209
Core deposit intangible	444	504
Goodwill	4,728	4,728
Bank-owned life insurance	10,222	10,085
Accrued interest receivable and other assets	3,912	3,858

TOTAL ASSETS	$649,890	$650,314

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$156,365	$151,549
Interest-bearing	360,132	373,493

Total deposits	516,497	525,042

Short-term borrowings	54,125	48,598
Other borrowings	12,574	13,465
Accrued interest payable and other liabilities	2,287	1,943

Total liabilities	585,483	589,048

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding (shares 2016 - 2,742,242; 2015 - 2,740,996)	18,629	18,629
Additional paid-in capital	9,815	9,846
Retained earnings	40,079	38,030
Treasury stock at cost (shares 2016 - 238,360; 2015 - 239,606)	(4,784)	(4,822)
Accumulated other comprehensive gain (loss)	668	(417)

Total shareholders’ equity	64,407	61,266

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$649,890	$650,314

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME
Loans, including fees	$4,966	$4,744	$9,708	$9,318
Taxable securities	662	670	1,398	1,357
Nontaxable securities	165	137	319	267
Other	20	17	49	33

Total interest and dividend income	5,813	5,568	11,474	10,975

INTEREST EXPENSE
Deposits	250	272	509	544
Short-term borrowings	19	18	36	34
Other borrowings	98	103	198	208

Total interest expense	367	393	743	786

NET INTEREST INCOME	5,446	5,175	10,731	10,189

PROVISION FOR LOAN LOSSES	165	195	329	389

Net interest income, after provision for loan losses	5,281	4,980	10,402	9,800

NONINTEREST INCOME
Service charges on deposit accounts	288	315	566	601
Trust services	218	243	444	445
Debit card interchange fees	271	246	533	473
Securities gains	—	21	—	56
Gain on sale of loans, net	118	122	150	192
Other income	202	233	396	467

Total noninterest income	1,097	1,180	2,089	2,234

NONINTEREST EXPENSES
Salaries and employee benefits	2,299	2,224	4,626	4,374
Occupancy expense	233	258	477	524
Equipment expense	169	165	343	331
Professional and director fees	189	202	363	492
Financial institutions tax expense	107	100	214	199
Marketing and public relations	143	99	228	175
Software expense	198	213	384	402
Debit card expense	114	108	218	208
Amortization of intangible assets	30	31	60	63
FDIC insurance expense	82	90	165	182
Other expenses	498	484	973	972

Total noninterest expenses	4,062	3,974	8,051	7,922

Income before income taxes	2,316	2,186	4,440	4,112
FEDERAL INCOME TAX PROVISION	705	669	1,349	1,253

NET INCOME	$1,611	$1,517	$3,091	$2,859

Basic and diluted net earnings per share	$0.59	$0.55	$1.13	$1.04

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income	$1,611	$1,517	$3,091	$2,859

Other comprehensive income (loss)
Unrealized gains (losses) arising during the period	519	(1,386)	1,327	(618)
Amounts reclassified from accumulated other comprehensive income, held-to-maturity	270	162	317	216
Income tax effect	(268)	416	(559)	137

Reclassification adjustment for gains on available-for-sale securities included in net income	—	(21)	—	(56)
Income tax effect	—	7	—	19

Other comprehensive income (loss)	521	(822)	1,085	(302)

Total comprehensive income	$2,132	$695	$4,176	$2,557

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Balance at beginning of period	$62,796	$58,791	$61,266	$57,450
Net income	1,611	1,517	3,091	2,859
Other comprehensive income (loss)	521	(822)	1,085	(302)
Stock options exercised 1,246 shares issued in 2016	—	—	7	—
Cash dividends declared	(521)	(520)	(1,042)	(1,041)

Balance at end of period	$64,407	$58,966	$64,407	$58,966

Cash dividends declared per share	$0.19	$0.19	$0.38	$0.38

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
NET CASH FROM OPERATING ACTIVITIES	$3,185	$3,639

CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, held-to-maturity	14,263	8,945
Proceeds from maturities and repayments, available-for-sale	26,566	15,394
Purchases, available-for-sale	(17,014)	(25,088)
Purchases, held-to-maturity	(4,000)	(4,000)
Proceeds from sale of available-for-sale securities	—	1,576
Loan originations, net of repayments	(27,785)	(4,697)
Property, equipment, and software acquisitions	(930)	(444)

Net cash used in investing activities	(8,900)	(8,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(8,545)	(3,671)
Net change in short-term borrowings	5,527	5,075
Net change in other borrowings	(891)	(1,215)
Cash dividends paid	(521)	(521)

Net cash used in financing activities	(4,430)	(332)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(10,145)	$(5,007)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,272	43,923

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,127	$38,916

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$751	$792
Income taxes	1,400	755
Noncash financing activities:
Dividends declared	521	520

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2016, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2015, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year or any future interim period.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at June 30, 2016 and December 31, 2015:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2016
Available-for-sale
U.S. Treasury security	$1,001	$1	$—	$1,002
U.S. Government agencies	9,010	2	1	9,011
Mortgage-backed securities of government agencies	59,805	1,017	43	60,779
Other mortgage-backed securities	81	—	—	81
Asset-backed securities of government agencies	1,387	—	102	1,285
State and political subdivisions	28,650	807	—	29,457
Corporate bonds	17,699	97	126	17,670
Equity securities	53	17	—	70

Total available-for-sale	117,686	1,941	272	119,355
Held-to-maturity securities
U.S. Government agencies	7,335	164	—	7,499
Mortgage-backed securities of government agencies	16,510	444	25	16,929

Total held-to-maturity	23,845	608	25	24,428
Restricted stock	4,614	—	—	4,614

Total securities	$146,145	$2,549	$297	$148,397

December 31, 2015
Available-for-sale
U.S. Treasury security	$1,002	$—	$2	$1,000
U.S. Government agencies	18,239	5	126	18,118
Mortgage-backed securities of government agencies	62,930	527	278	63,179
Other mortgage-backed securities	104	—	—	104
Asset-backed securities of government agencies	1,464	—	72	1,392
State and political subdivisions	24,924	418	41	25,301
Corporate bonds	18,912	7	108	18,811
Equity securities	53	11	—	64

Total available-for-sale	127,628	968	627	127,969
Held-to-maturity
U.S. Government agencies	15,586	312	46	15,852
Mortgage-backed securities of government agencies	18,233	81	155	18,159

Total held-to-maturity	33,819	393	201	34,011
Restricted stock	4,614	—	—	4,614

Total securities	$166,061	$1,361	$828	$166,594

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at June 30, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$11,142	$11,156
Due after one through five years	20,411	20,716
Due after five through ten years	20,697	21,075
Due after ten years	65,383	66,338

Total debt securities available-for-sale	$117,633	$119,285

Held-to-maturity
Due in one year or less	$—	$—
Due after one through five years	—	—
Due after five through ten years	2,383	2,498
Due after ten years	21,462	21,930

Total debt securities held-to-maturity	$23,845	$24,428

Securities with a fair value of approximately $94.5 million and $94.3 million were pledged at June 30, 2016 and December 31, 2015, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $4.1 million at June 30, 2016 and December 31, 2015. Federal Reserve Bank stock was $471 thousand at June 30, 2016 and December 31, 2015.

The following table shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of the sales.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Proceeds	$—	$1,488	$—	$1,576

Realized gains	—	21	—	56
Realized losses	—	—	—	—

Net securities gains	$—	$21	$—	$56

There were no income tax provisions from realized gains nor tax benefits recognized from realized losses for the three or six month periods ended June 30, 2016. The income tax provision applicable to realized gains amounted to $7 thousand and $19 thousand for the three and six month periods ending June 30, 2015, respectively.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2016
Available-for-sale
U.S. Government agencies	$—	$—	$1	$1,999	$1	$1,999
Mortgage-backed securities of government agencies	43	5,054	—	—	43	5,054
Asset-backed securities of government agencies	102	1,285	—	—	102	1,285
Corporate bonds	91	3,915	35	465	126	4,380
Held-to-maturity
Mortgage-backed securities of government agencies	—	—	25	4,260	25	4,260

Total temporarily impaired securities	$236	$10,254	$61	$6,724	$297	$16,978

December 31, 2015
Available-for-sale
U.S. Treasury security	$2	$1,000	$—	$—	$2	$1,000
U.S. Government agencies	67	9,172	59	4,941	126	14,113
Mortgage-backed securities of government agencies	278	20,231	—	—	278	20,231
Asset-backed securities of government agencies	72	1,392	—	—	72	1,392
State and political subdivisions	33	2,652	8	1,120	41	3,772
Corporate bonds	108	15,282	—	—	108	15,282
Held-to-maturity
U.S. Government agencies	46	5,954	—	—	46	5,954
Mortgage-backed securities of government agencies	155	12,994	—	—	155	12,994

Total temporarily impaired securities	$761	$68,677	$67	$6,061	$828	$74,738

There were fifteen (15) securities in an unrealized loss position at June 30, 2016, six (6) of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at June 30, 2016.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Commercial	$135,043	$123,143
Commercial real estate	154,236	148,775
Residential real estate	133,490	125,775
Construction & land development	15,224	15,452
Consumer	12,289	9,268

Total loans before deferred costs	450,282	422,413
Deferred loan costs	507	458

Total Loans	$450,789	$422,871

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2016 approximately 80% of the outstanding principal balances of the Company’s commercial real estate loans were secured by owner-occupied properties as compared to 76% at December 31, 2015.

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

Loans serviced for others approximated $81.8 million and $76.3 million at June 30, 2016 and December 31, 2015, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four (4) counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2016 and December 31, 2015, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

The changes in the provision for loan losses for the three and six months ended June 30, 2016 related to commercial loans were due to the increase in specific reserve amounts for two commercial relationships, the downgrade of one commercial relationship and the increase in loan volume. The decrease in the provision related to commercial real estate loans for the six month period in 2016 was primarily due to a recovery of a prior charge-off. The increase in the provision for commercial real estate loans for the three month period of 2016 was due to the downgrade of one commercial relationship.

The changes in the provision for loan losses for the three and six month periods of 2015 related to commercial and commercial real estate loans were primarily due to the increase in loan balances in the first quarter of 2015 and the subsequent decrease in these loan balances in the second quarter of 2015. The increase in the provision related to consumer loans for the six months ended June 30, 2015 was due to charge-offs of loans in that category and increasing loan volumes.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended June 30, 2016
Beginning balance	$2,053	$1,225	$1,084	$106	$94	$443	$5,005
Provision for possible loan losses	326	48	11	21	16	(257)	165
Charge-offs	(6)	(12)	—	—	—		(18)
Recoveries	3	1	—	—	—		4

Net charge-offs	(3)	(11)	—	—	—		(14)

Ending balance	$2,376	$1,262	$1,095	$127	$110	$186	$5,156

Six months ended June 30, 2016
Beginning balance	$1,664	$1,271	$1,086	$123	$86	$432	$4,662
Provision for possible loan losses	720	(180)	7	4	24	(246)	329
Charge-offs	(15)	(12)	—	—	(1)		(28)
Recoveries	7	183	2	—	1		193

Net charge-offs	(8)	171	2	—	—		165

Ending balance	$2,376	$1,262	$1,095	$127	$110	$186	$5,156

Three months ended June 30, 2015
Beginning balance	$1,394	$1,574	$1,003	$133	$69	$321	$4,494
Provision for possible loan losses	(43)	(99)	8	(8)	8	329	195
Charge-offs	(3)	(16)	(17)	—	(4)		(40)
Recoveries	6	—	—	—	1		7

Net charge-offs	3	(16)	(17)	—	(3)		(33)

Ending balance	$1,354	$1,459	$994	$125	$74	$650	$4,656

Six months ended June 30, 2015
Beginning balance	$1,289	$1,524	$1,039	$142	$60	$327	$4,381
Provision for possible loan losses	58	(35)	16	(17)	44	323	389
Charge-offs	(5)	(40)	(70)	—	(34)		(149)
Recoveries	12	10	9	—	4		35

Net charge-offs	7	(30)	(61)	—	(30)		(114)

Ending balance	$1,354	$1,459	$994	$125	$74	$650	$4,656

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class and based on the impairment method as of June 30, 2016 and December 31, 2015:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
June 30, 2016
Allowance for loan losses:
Individually evaluated for impairment	$709	$—	$27	$—	$—	$—	$736
Collectively evaluated for impairment	1,667	1,262	1,068	127	110	186	4,420

Total ending allowance balance	$2,376	$1,262	$1,095	$127	$110	$186	$5,156

Loans:
Loans individually evaluated for impairment	$6,554	$664	$1,486	$—	$—		$8,704
Loans collectively evaluated for impairment	128,489	153,572	132,004	15,224	12,289		441,578

Total ending loans balance	$135,043	$154,236	$133,490	$15,224	$12,289		$450,282

December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$299	$64	$26	$—	$—	$—	$389
Collectively evaluated for impairment	1,365	1,207	1,060	123	86	432	4,273

Total ending allowance balance	$1,664	$1,271	$1,086	$123	$86	$432	$4,662

Loans:
Loans individually evaluated for impairment	$6,127	$1,064	$1,533	$—	$—		$8,724
Loans collectively evaluated for impairment	117,016	147,711	124,242	15,452	9,268		413,689

Total ending loans balance	$123,143	$148,775	$125,775	$15,452	$9,268		$422,413

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2016 and December 31, 2015:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
June 30, 2016
Commercial	$6,984	$5,376	$1,198	$6,574	$709
Commercial real estate	821	641	24	665	—
Residential real estate	1,653	975	513	1,488	27

Total impaired loans	$9,458	$6,992	$1,735	$8,727	$736

December 31, 2015
Commercial	$6,541	$5,832	$301	$6,133	$299
Commercial real estate	1,265	670	393	1,063	64
Residential real estate	1,689	967	568	1,535	26

Total impaired loans	$9,495	$7,469	$1,262	$8,731	$389

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Average recorded investment:
Commercial	$6,579	$6,137	$6,360	$5,998
Commercial real estate	746	1,606	865	1,655
Residential real estate	1,497	1,729	1,518	1,674

Average recorded investment in impaired loans	$8,822	$9,472	$8,743	$9,327

Interest income recognized:
Commercial	$56	$54	$122	$105
Commercial real estate	2	4	6	9
Residential real estate	14	19	29	35

Interest income recognized on a cash basis on impaired loans	$72	$77	$157	$149

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the aging of past due loans and nonaccrual loans as of June 30, 2016 and December 31, 2015 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
June 30, 2016
Commercial	$133,401	$254	$23	$—	$1,365	$1,642	$135,043
Commercial real estate	153,474	60	—	122	580	762	154,236
Residential real estate	132,345	374	104	114	553	1,145	133,490
Construction & land development	15,224	—	—	—	—	—	15,224
Consumer	12,150	120	19	—	—	139	12,289

Total Loans	$446,594	$808	$146	$236	$2,498	$3,688	$450,282

December 31, 2015
Commercial	$122,760	$34	$172	$—	$177	$383	$123,143
Commercial real estate	147,920	—	59	—	796	855	148,775
Residential real estate	124,408	486	173	105	603	1,367	125,775
Construction & land development	15,452	—	—	—	—	—	15,452
Consumer	9,105	163	—	—	—	163	9,268

Total Loans	$419,645	$683	$404	$105	$1,576	$2,768	$422,413

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed. Loans whose terms have been modified as TDR’s totaled $7.5 million as of June 30, 2016, and $7.6 million as of December 31, 2015, with $163 thousand and $26 thousand of specific reserves allocated to those loans, respectively. At June 30, 2016, $6.8 million of the loans classified as TDR’s were performing in accordance with their modified terms. Of the remaining $734 thousand, all were in nonaccrual of interest status.

The Company held $72 thousand in foreclosed real estate as of June 30, 2016, and no foreclosed real estate as of December 31, 2015. Consumer mortgage loans in the process of foreclosure were $325 thousand at June 30, 2016 and $89 thousand at December 31, 2015.

The following table presents loans restructured during the three and six month period ended June 30, 2015.

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
For the three months ended June 30, 2016
Commercial	3	$327	$327

Total Restructured Loans	3	$327	$327

For the six months ended June 30, 2016
Commercial	3	$327	$327

Total Restructured Loans	3	$327	$327

For the three months ended June 30, 2015
Residential Real Estate	3	$266	$266

Total Restructured Loans	3	$266	$266

For the six months ended June 30, 2015
Residential Real Estate	4	$295	$295

Total Restructured Loans	4	$295	$295

The restructured loans were modified by changing the monthly payment to interest only. No principal reductions were made. None of the loans that were restructured in 2014 or 2015 have subsequently defaulted in the three and six month periods ended June 30, 2015 and 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $300 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class is as follows as of June 30, 2016 and December 31, 2015:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
June 30, 2016
Commercial	$119,145	$2,523	$12,476	$—	$899	$135,043
Commercial real estate	144,549	2,811	5,969	—	907	154,236
Residential real estate	221	—	200	—	133,069	133,490
Construction & land development	11,766	829	374	—	2,255	15,224
Consumer	—	—	—	—	12,289	12,289

Total	$275,681	$6,163	$19,019	$—	$149,419	$450,282

December 31, 2015
Commercial	$112,229	$3,100	$7,044	$—	$770	$123,143
Commercial real estate	141,621	2,742	3,150	—	1,262	148,775
Residential real estate	190	—	213	—	125,372	125,775
Construction & land development	11,015	944	—	—	3,493	15,452
Consumer	—	—	—	—	9,268	9,268

Total	$265,055	$6,786	$10,407	$—	$140,165	$422,413

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans that are not rated by class of loans as of June 30, 2016 and December 31, 2015. Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non-Performing	Total
June 30, 2016
Commercial	$899	$—	$899
Commercial real estate	824	83	907
Residential real estate	132,432	637	133,069
Construction & land development	2,255	—	2,255
Consumer	12,289	—	12,289

Total	$148,699	$720	$149,419

December 31, 2015
Commercial	$770	$—	$770
Commercial real estate	1,262	—	1,262
Residential real estate	124,700	672	125,372
Construction & land development	3,493	—	3,493
Consumer	9,268	—	9,268

Total	$139,493	$672	$140,165

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
(Dollars in thousands)	June 30, 2016	December 31, 2015
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$54,251	$48,791
Repurchase agreements	54,113	48,598

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of June 30, 2016 and December 31, 2015 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.

(Dollars in thousands)	Level I	Level II		Level III	Total
June 30, 2016
Assets:
Securities available-for-sale
U.S. Treasury security	$1,002	$		$—	$1,002
U.S. Government agencies	—		9,011	—	9,011
Mortgage-backed securities of government agencies	—		60,779	—	60,779
Other mortgage-backed securities	—		81	—	81
Asset-backed securities of government agencies	—		1,285	—	1,285
State and political subdivisions	—		29,457	—	29,457
Corporate bonds	—		17,670	—	17,670

Total debt securities	1,002		118,283	—	119,285
Equity securities	70		—	—	70

Total available-for-sale securities	$1,072		$118,283	$—	$119,355

December 31, 2015
Assets:
Securities available-for-sale
U.S. Treasury security	$1,000		$—	$—	$1,000
U.S. Government agencies	—		18,118	—	18,118
Mortgage-backed securities of government agencies	—		63,179	—	63,179
Other mortgage-backed securities	—		104	—	104
Asset-backed securities of government agencies	—		1,392	—	1,392
State and political subdivisions	—		25,301	—	25,301
Corporate bonds	—		18,811	—	18,811

Total debt securities	1,000		126,905	—	127,905
Equity securities	64		—	—	64

Total available-for-sale securities	$1,064		$126,905	$—	$127,969

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of June 30, 2016 and December 31, 2015, by level within the fair value hierarchy. Impaired loans are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2016
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$7,968	$7,968
Other real estate owned			72	72
December 31, 2015
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$8,335	$8,335

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
June 30, 2016
Impaired loans	$6,776	Discounted cash flow	Remaining term Discount rate	0.5 mo to 29 yrs (55.7 months) 3.1% to 9.8% (4.4%)

	1,192	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	0% to -50% (-35%) -10%

December 31, 2015
Impaired loans	$7,256	Discounted cash flow	Remaining term Discount rate	2 mos to 29.5 yrs / (55 mos) 3.1% to 8.3% / (4.3%)

	1,079	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	0% to -50% (-26%) -10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of June 30, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
June 30, 2016
Financial assets
Cash and cash equivalents	$28,127	$28,127	$—	$—	$28,127
Securities available-for-sale	119,355	1,072	118,283	—	119,355
Securities held-to-maturity	23,845	—	24,428	—	24,428
Restricted stock	4,614	4,614		—	4,614
Loans held for sale	350	350	—	—	350
Net loans	445,633	—	—	450,502	450,502
Bank-owned life insurance	10,222	10,222	—	—	10,222
Accrued interest receivable	1,455	1,455	—	—	1,455
Mortgage servicing rights	254	—	—	254	254
Financial liabilities
Deposits	$516,497	$399,862	$—	$117,191	$517,053
Short-term borrowings	54,125	54,125	—		54,125
Other borrowings	12,574	—	—	12,905	12,905
Accrued interest payable	73	73	—	—	73

December 31, 2015
Financial assets
Cash and cash equivalents	$38,272	$38,272	$—	$—	$38,272
Securities available-for-sale	127,969	1,064	126,905	—	127,969
Securities held-to-maturity	33,819	—	34,011	—	34,011
Restricted stock	4,614	4,614	—	—	4,614
Loans held for sale	47	47	—	—	47
Net loans	418,209	—	—	420,181	420,181
Bank-owned life insurance	10,085	10,085	—	—	10,085
Accrued interest receivable	1,513	1,513	—	—	1,513
Mortgage servicing rights	246	—	—	246	246
Financial liabilities
Deposits	$525,042	$405,776	$—	$119,867	$525,643
Short-term borrowings	48,598	48,598	—	—	48,598
Other borrowings	13,465	—	—	13,667	13,667
Accrued interest payable	80	80	—	—	80

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

The Company also has unrecognized financial instruments at June 30, 2016 and December 31, 2015. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $155 million at June 30, 2016 and $138 million at December 31, 2015. Such amounts are also considered to be the estimated fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and six month periods ended June 30, 2016 and 2015:

(Dollars in thousands)	Pretax	Tax Effect	After-tax	Affected Line Item in the Consolidated Statements of Income
Three months ended June 30, 2016
Balance as of March 31, 2016	$223	$(76)	$147
Unrealized holding gain on available-for-sale securities arising during the period	519	(176)	343
Amortization of held-to-maturity discount resulting from transfer	270	(92)	178

Total other comprehensive income	789	(268)	521

Balance as of June 30, 2016	$1,012	$(344)	$668

Six months ended June 30, 2016
Balance as of December 31, 2015	$(631)	$214	$(417)
Unrealized holding gain on available-for-sale securities arising during the period	1,327	(451)	876
Amortization of held-to-maturity discount resulting from transfer	317	(108)	209

Total other comprehensive income	1,644	(559)	1,085

Balance as of June 30, 2016	$1,013	$(345)	$668

Three months ended June 30, 2015
Balance as of March 31, 2015	$360	$(122)	$238
Unrealized holding loss on available-for-sale securities arising during the period	(1,386)	471	(915)
Reclassify gain included in income	(21)	7	(14)	(a, b)
Amortization of held-to-maturity discount resulting from transfer	162	(55)	107

Total other comprehensive loss	(1,245)	423	(822)

Balance as of June 30, 2015	$(885)	$301	$(584)

Six months ended June 30, 2015
Balance as of December 31, 2014	$(427)	$145	$(282)
Unrealized holding loss on available-for-sale securities arising during the period	(618)	210	(408)
Reclassify gain included in income	(56)	19	(37)	(a, b)
Amortization of held-to-maturity discount resulting from transfer	216	(73)	143

Total other comprehensive loss	(458)	156	(302)

Balance as of June 30, 2015	$(885)	$301	$(584)

(a)	Securities gain
(b)	Federal Income Tax Provision.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at June 30, 2016 as compared to December 31, 2015, and the consolidated results of operations for the three and six month periods ended June 30, 2016 compared to the same periods in 2015. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $650 million at June 30, 2016 and December 31, 2015. During the six month period ended June 30, 2016, net loans increased $27 million, funded by decreases in cash and cash and equivalents of $10 million and investments of $19 million. On the liability side, deposits declined by $9 million while repurchase agreements increased by $6 million.

Net loans increased $27 million, or 7%, during the six months ended June 30, 2016. Commercial loans including commercial real estate loans increased $17 million, or 6%, while construction and land development loans decreased $228 thousand, or 1%. Residential real estate loans increased $8 million, or 6%, and consumer loans increased $3 million, or 33% from December 31, 2015. Home purchase activity has increased and consumers continued to refinance their mortgage loans for lower long-term fixed rates. Residential mortgage loan originations for the six months ended June 30, 2016 and 2015 were $28 and $23 million, respectively. Originations sold into the secondary market were $4 million during the six month period ended June 30, 2016 as compared to $6 million during the six months ended June 30, 2015. The Bank originates and sells primarily fixed-rate thirty year mortgages into the secondary market.

The allowance for loan losses as a percentage of total loans was 1.14% at June 30, 2016 as compared to 1.10% at December 31, 2015. Outstanding loan balances increased 7% to $451 million at June 30, 2016. A provision of $329 thousand, as well as net recoveries of $165 thousand, increased the allowance for loan losses for the six months ended June 30, 2016.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonaccrual loans increased during the first six months of 2016. For the six months ending June 30, 2016 loans totaling $1.3 million were placed on nonaccrual status, $85 thousand in charge-offs were recognized and pay downs of $233 thousand were received.

(Dollars in thousands)	June 30, 2016		December 31, 2015		June 30, 2015
Non-performing loans	$2,734		$1,681		$3,117
Other real estate	72		—		—
Allowance for loan losses	5,156		4,662		4,656
Total loans	450,789		422,871		415,198
Allowance: Loans	1.14%		1.10%		1.12%
Allowance: Non-performing loans	1.9	x	2.8	x	1.5	x

The ratio of gross loans to deposits was 87% at June 30, 2016, compared to 81% at December 31, 2015.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $297 thousand within the available-for-sale and held-to-maturity portfolios as of June 30, 2016, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments on June 30, 2016, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits decreased $9 million, or 2%, from December 31, 2015 with noninterest bearing deposits increasing $5 million and interest-bearing deposit accounts decreasing $14 million. Total deposits as of June 30, 2016 are $20 million greater than June 30, 2015 deposit balances. On a year over year comparison, increases were recognized in demand and savings deposits while decreases are reflected in money market savings accounts and time deposits.

Short-term borrowings consisting of overnight repurchase agreements with retail customers increased $6 million to $54 million at June 30, 2016 as compared to from December 31, 2015 and other borrowings decreased $1 million as the Company repaid FHLB advances with required monthly amortization.

Total shareholders’ equity amounted to $64.4 million, or 9.9% of total assets, at June 30, 2016, compared to $61.3 million, or 9.4% of total assets, at December 31, 2015. The increase in shareholders’ equity during the six months ending June 30, 2016 was due to net income of $3.1 million and other comprehensive income of $1 million, partially offset by dividends declared of $1 million. The Company and the Bank met all regulatory capital requirements at June 30, 2016.

RESULTS OF OPERATIONS

Three months ended June 30, 2016 and 2015

For the quarters ended June 30, 2016 and 2015, the Company recorded net income of $1.6 and $1.5 million and $0.59 and $0.55 per share, respectively. The $94 thousand increase in net income for the quarter was primarily the result of a $271 thousand increase in net interest income and a $30 thousand decrease in the provision for loan losses. These increases were partially offset by a decline in noninterest income of $83 thousand and an increase in noninterest expenses of $88 thousand. Return on average assets and return on average equity were 1.00% and 10.14%, respectively, for the three month period of 2016, compared to 0.97% and 10.23%, respectively for the same quarter in 2015.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended June 30,
	2016		2015
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Interest-earning deposits in other banks	$11,978	0.66%	$22,496	0.29%
Federal funds sold	446	0.45	951	0.23
Taxable securities	122,484	2.17	127,134	2.11
Tax-exempt securities	28,221	3.56	20,536	4.05
Loans	447,009	4.48	417,347	4.57

Total earning assets	610,138	3.88%	588,464	3.85%
Other assets	36,504		36,568

TOTAL ASSETS	$646,642		$625,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$83,011	0.03%	$78,180	0.04%
Savings deposits	162,697	0.07	156,168	0.07
Time deposits	117,296	0.73	126,795	0.75
Other borrowed funds	65,369	0.72	64,620	0.75

Total interest bearing liabilities	428,373	0.34%	425,763	0.37%
Non-interest bearing demand deposits	152,507		138,014
Other liabilities	1,885		1,782
Shareholders’ Equity	63,877		59,473

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$646,642		$625,032

Taxable equivalent net interest spread		3.54%		3.48%
Taxable equivalent net interest margin		3.65%		3.58%

Interest income for the quarter ended June 30, 2016, was $5.8 million representing a $245 thousand increase, or a 4% improvement, compared to the same period in 2015. This increase was primarily due to average loan and investment volume increasing $30 and $3 million, respectively for the quarter ended June 30, 2016 as compared to the second quarter 2015. Interest expense for the quarter ended June 30, 2016 was $367 thousand, a decrease of $26 thousand, or 7%, from the same period in 2015. The decrease in interest expense occurred due to the decrease in the average balance of time deposits, as well as rate decreases on time deposits, other borrowings and interest-bearing demand deposits for the quarter ended June 30, 2016.

The provision for loan losses for the quarter ended June 30, 2016 was $165, compared to a $195 thousand provision for the same quarter in 2015. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended June 30, 2016, was $1.1 million, a decrease of $83 thousand, or 7%, compared to the same quarter in 2015. Service charges on deposit accounts decreased $27 thousand, or 9%, compared to the same quarter in 2015 primarily from decreases in overdraft fees. A loss on asset retirement of $25 thousand was recognized in other income during the second quarter of 2016. Fees from trust and brokerage services decreased $25 thousand to $218 thousand for the second quarter 2016 as compared to the same quarter in 2015 due to decreased brokerage fee income. The gain on the sale of mortgage loans to the secondary market decreased to $118 thousand for the quarter ending June 30, 2016, from $122 thousand in the same quarter in 2015. The gain in 2015 was greater due to an additional volume of loans sold during the second quarter of 2015 as compared to the second quarter 2016. Debit card interchange income increased $25 thousand, or 10%, with greater fee income in the second quarter of 2016.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expenses for the quarter ended June 30, 2016 increased $88 thousand, or 2%, compared to the second quarter of 2015. Salaries and employee benefits increased $75 thousand, or 3%, a result of increases in base salary, medical and other benefits. Marketing and public relations expense increased $44 thousand over the prior year quarter due to expenses related to redesign of the company’s website. Professional and director fees decreased $13 thousand for the quarter ended June 30, 2016 as compared to the second quarter 2015. Occupancy and equipment expenses decreased $21 thousand in 2016 over the second quarter of 2015. Software expenses decreased $15 thousand, or 7%, compared to the second quarter 2015.

Federal income tax expense increased $36 thousand, or 5%, for the quarter ended June 30, 2016 as compared to the second quarter of 2015. The provision for income taxes was $705 thousand (effective rate of 30%) for the quarter ended June 30, 2016, compared to $669 thousand (effective rate of 31%) for the same quarter ended 2015.

RESULTS OF OPERATIONS

Six months ended June 30, 2016 and 2015

Net income for the six months ended June 30, 2016, was $3.1 million or $1.13 per share, as compared to $2.9 million or $1.04 per share during the same period in 2015. Return on average assets and return on average equity were 0.97% and 9.83%, respectively, for the six month period of 2016, compared to 0.92% and 9.79%, respectively for 2015.

Comparative net income increased as total interest and dividend income increased $499 thousand or 5% for the six month period in 2016 as compared to 2015. The provision for loan losses decreased $60 thousand or 15% during the same comparative period. Noninterest income decreased $145 thousand to $2.1 million or 6% for the six month period ending in 2016 as compared to 2015. Noninterest expense increased to $8.1 million for the six months ended June 30, 2016, an increase of $129 thousand or 2% from the same period last year.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet and Net Interest Margin Analysis

	For the six months ended June 30,
	2016		2015
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Due from banks-interest bearing	$13,906	0.69%	$23,300	0.27%
Federal funds sold	492	0.49	1,033	0.23
Taxable securities	128,532	2.19	127,395	2.15
Tax-exempt securities	27,132	3.58	19,685	4.14
Loans	437,462	4.47	416,062	4.53

Total earning assets	607,524	3.85%	587,475	3.82%
Other assets	36,132		36,325

TOTAL ASSETS	$643,656		$623,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$82,607	0.03%	$76,458	0.03%
Savings deposits	164,939	0.07	157,796	0.07
Time deposits	117,943	0.74	126,935	0.75
Other borrowed funds	64,554	0.73	64,549	0.76

Total interest bearing liabilities	430,043	0.35%	425,738	0.37%
Non-interest bearing demand deposits	148,362		137,218
Other liabilities	2,000		1,932
Shareholders’ Equity	63,251		58,912

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$643,656		$623,800

Taxable equivalent net interest spread		3.50%		3.45%
Taxable equivalent net interest margin		3.61%		3.55%

Interest income on loans increased $390 thousand, or 4%, for the six months ended June 30, 2016, as compared to the same period in 2015. This increase was primarily due to an average loan volume increase of $21 million for the comparable six month periods. Interest income on securities increased $93 thousand, or 6%, as the average yield on securities increased 0.01% to 2.43% on a fully taxable equivalent basis, while the volume of securities increased $9 million for the comparable six month periods. Interest income on fed funds sold and interest bearing deposits increased $16 thousand for the six months ended June 30, 2016 as the yield on fed funds sold and due from banks interest bearing balances increased 0.41%, compared to the same period in 2015.

Interest expense decreased $43 thousand to $743 thousand for the six months ended June 30, 2016, compared to the same period in 2015. Interest expense on deposits decreased $35 thousand, or 6%, from the same period as last year, while interest expense on short-term and other borrowings decreased $8 thousand or 3%. The decrease in interest expense has been caused by lower interest rates being paid on time deposits and borrowings. Additionally, during the comparable six month periods, the Company grew non-interest bearing deposits by $11 million in 2016. Time deposits continue to renew at lower interest rates, and some depositors have moved monies to savings instruments anticipating higher interest rates. Competition for deposits appears to be increasing from a year ago with larger money center banks and community banks increasing rates offered for money market savings accounts. The net interest margin increased by 6 basis points for the six month period ended June 30, 2016, to 3.61%, from 3.55% for the same period in 2015. This margin increase is primarily the result of increased loan and investment volumes.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for loan losses was $329 thousand during the six months of 2016, compared to $389 thousand in the same six month period of 2015. The decrease in the provision for loan losses from a year ago reflects a decrease in nonperforming loans, a decrease in early stage delinquency and a net loan recovery compared to a net loan charge-off for the same period in 2015 The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.

Non-interest income decreased $145 thousand during the six months ended June 30, 2016, as compared to the same period in 2015. A loss on asset retirement of $64 thousand was recognized in other income during the six month period in 2016. Gain on the sale of investments decreased by $56 thousand for the six months ended June 30, 2016 as compared to the same period in 2015. Service charges on deposits decreased $35 thousand from the same period in 2015 reflecting a decrease in overdraft fees based on volume. Decreases were recognized in gains on mortgage loans sold in the secondary market on a year over year basis as more loans were originated and retained for portfolio. Debit card interchange income increased $60 thousand or 13% as a result of increased servicer revenue during the six months of 2016.

Non-interest expenses increased $129 thousand, or 2%, for the six months ended June 30, 2016, compared to the same period in 2015. Salaries and employee benefits increased $252 thousand, or 6%, primarily the result of salary and medical benefit increases. Marketing and public relations expense increased $53 thousand, or 30%, primarily due to expenses related to redesign of the company’s website. Professional fees decreased $129 thousand, or 26%, as a one-time expense of $110 thousand was incurred during first quarter 2015 to contract a professional firm to assist the company with assessment of market opportunities and long-term strategic goals. Loan legal and collection fees were $67 thousand for the six month period ended June 30, 2016 as compared to a $74 thousand recognized for the six months ended June 30, 2015 as the Company recognized a greater recovery of overall legal billings in 2016. Software expense decreased $18 thousand for the six month period in 2016 as compared to the same period in 2015. The Bank’s telephone and data line expense decreased $14 thousand to $123 thousand for the six months ended 2016 reflecting an expense reduction initiative for the six months ended June 30, 2016 as compared to 2015. Occupancy and equipment expense decreased $35 thousand, or 4%, reflecting a decrease in building lease expense and an increase in building rental income when compared to 2015.

The provision for income taxes of $1.3 million remained stable in 2016 from 2015 with an effective rate of 30% for the six months ended June 30, 2016 and 2015.

CAPITAL RESOURCES

CSB maintained a strong capital position with tangible common equity to tangible assets of 9.19% at June 30, 2016 compared with 8.69% at June 30, 2015.

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. As of June 30, 2016 the Company and the Bank met all capital adequacy requirements to which they were subject.

	Capital Ratios
	June 30, 2016	December 31, 2015
Common Equity Tier 1 Capital
Consolidated	12.2%	12.5%
Bank	12.0%	12.3%

Tier 1 Capital Ratio
Consolidated	12.2%	12.5%
Bank	12.0%	12.3%

Total Capital Ratio
Consolidated	13.3%	13.5%
Bank	13.1%	13.3%

Tier 1 Leverage Ratio
Consolidated	9.2%	8.7%
Bank	9.0%	8.6%

LIQUIDITY

(Dollars in millions)	June 30, 2016	December 31, 2015	Change
Cash and cash equivalents	$28	$38	$(10)
Unused lines of credit	55	52	3
Unpledged AFS securities at fair market value	50	70	(20)

	$133	$160	$(27)

Net deposits and short-term liabilities	$503	$516	$(13)

Liquidity ratio	26.8%	31.1%	(4.3)
Minimum board approved liquidity ratio	20.0%	20.0%

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

The liquidity ratio was 26.8% and 31.1% at June 30, 2016 and December 31, 2015.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2016, from the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. Minor variances with net interest income exceeding the board approved policy are being projected in the June 2016 dynamic balance sheet simulation coupled with immediate rate shocks. All other balance sheet positions and interest rate projections are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -100 through +400 basis point changes, in 100 basis point increments, in market interest rates at June 30, 2016 and December 31, 2015. The net interest income reflected is for the first twelve month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

June 30, 2016
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$23,798	$1,912	8.7%	+/-25%
+300	23,321	1,435	6.6	+/-15
+200	22,819	933	4.3	+/-10
+100	22,305	419	1.9	+/-5
0	21,886	—	—	—
-100	21,361	(525)	(2.4)	+/-5

December 31, 2015
+400	$23,360	$1,624	7.5%	+/-25%
+300	22,957	1,221	5.6	+/-15
+200	22,500	764	3.5	+/-10
+100	22,071	335	1.5	+/-5
0	21,736	—	—	—
-100	21,172	(564)	(2.6)	+/-5

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

Quarter ended June 30, 2016

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

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. No repurchases were made during the quarterly period ended June 30, 2016.

ITEM 3-	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4-	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5-	OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June 30, 2016

PART II – OTHER INFORMATION

ITEM 6-	Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: August 11, 2016	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: August 11, 2016	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer

CSB BANCORP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.