Form 10-Q
period 2016-09-30
CSB BANCORP INC /OH
filed 2016-11-10
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at November 1, 2016:
2,742,242 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2016

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents
Cash and due from banks	$14,396	$17,341
Interest-earning deposits in other banks	13,308	20,931

Total cash and cash equivalents	27,704	38,272

Securities
Available-for-sale, at fair value	112,924	127,969
Held-to-maturity (fair value 2016-$23,390; 2015-$34,011)	22,964	33,819
Restricted stock, at cost	4,614	4,614

Total securities	140,502	166,402

Loans held for sale	243	47

Loans	463,211	422,871
Less allowance for loan losses	5,002	4,662

Net loans	458,209	418,209

Premises and equipment, net	8,561	8,209
Core deposit intangible	413	504
Goodwill	4,728	4,728
Bank-owned life insurance	10,292	10,085
Accrued interest receivable and other assets	3,739	3,858

TOTAL ASSETS	$654,391	$650,314

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$160,947	$151,549
Interest-bearing	361,293	373,493

Total deposits	522,240	525,042

Short-term borrowings	50,967	48,598
Other borrowings	12,476	13,465
Accrued interest payable and other liabilities	2,957	1,943

Total liabilities	588,640	589,048

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding (shares 2016 - 2,742,242; 2015 - 2,740,996)	18,629	18,629
Additional paid-in capital	9,815	9,846
Retained earnings	41,224	38,030
Treasury stock at cost (shares 2016 - 238,360; 2015 - 239,606)	(4,784)	(4,822)
Accumulated other comprehensive income (loss)	867	(417)

Total shareholders’ equity	65,751	61,266

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$654,391	$650,314

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME
Loans, including fees	$5,042	$4,612	$14,750	$13,930
Taxable securities	634	683	2,032	2,041
Nontaxable securities	163	142	482	408
Other	24	25	73	58

Total interest and dividend income	5,863	5,462	17,337	16,437

INTEREST EXPENSE
Deposits	249	271	758	815
Short-term borrowings	19	19	55	53
Other borrowings	98	104	296	312

Total interest expense	366	394	1,109	1,180

NET INTEREST INCOME	5,497	5,068	16,228	15,257

PROVISION FOR LOAN LOSSES	164	—	493	389

Net interest income, after provision for loan losses	5,333	5,068	15,735	14,868

NONINTEREST INCOME
Service charges on deposit accounts	301	315	867	916
Trust services	213	198	657	643
Debit card interchange fees	270	250	803	723
Securities gains	1	—	1	56
Gain on sale of loans, net	71	114	221	306
Other income	239	242	635	709

Total noninterest income	1,095	1,119	3,184	3,353

NONINTEREST EXPENSES
Salaries and employee benefits	2,319	2,222	6,945	6,596
Occupancy expense	229	252	707	777
Equipment expense	170	166	513	497
Professional and director fees	221	173	584	665
Financial institutions tax expense	107	106	320	305
Marketing and public relations	94	111	322	286
Software expense	203	198	587	600
Debit card expense	120	102	338	310
Amortization of intangible assets	30	31	91	94
FDIC insurance expense	57	90	222	272
Other expenses	444	493	1,416	1,464

Total noninterest expenses	3,994	3,944	12,045	11,866

Income before income taxes	2,434	2,243	6,874	6,355
FEDERAL INCOME TAX PROVISION	740	687	2,089	1,940

NET INCOME	$1,694	$1,556	$4,785	$4,415

Basic and diluted net earnings per share	$0.61	$0.57	$1.74	$1.61

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Net income	$1,694	$1,556	$4,785	$4,415

Other comprehensive income
Unrealized gains arising during the period	128	704	1,455	86
Amounts reclassified from accumulated other comprehensive income, held-to-maturity	175	56	491	272
Income tax effect	(103)	(258)	(661)	(121)

Reclassification adjustment for gains on available-for-sale securities included in net income	(1)	—	(1)	(56)
Income tax effect	—	—	—	19

Other comprehensive income	199	502	1,284	200

Total comprehensive income	$1,893	$2,058	$6,069	$4,615

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Balance at beginning of period	$64,407	$58,966	$61,266	$57,450
Net income	1,694	1,556	4,785	4,415
Other comprehensive income	199	502	1,284	200
Stock options exercised 1,246 shares issued in 2016	—	—	7	—
Cash dividends declared	(549)	(520)	(1,591)	(1,561)

Balance at end of period	$65,751	$60,504	$65,751	$60,504

Cash dividends declared per share	$0.20	$0.19	$0.58	$0.57

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
NET CASH FROM OPERATING ACTIVITIES	$6,206	$5,262

CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, held-to-maturity	18,302	11,917
Proceeds from repayments, available-for-sale	38,139	26,684
Purchases, available-for-sale	(22,217)	(43,617)
Purchases, held-to-maturity	(7,000)	(10,000)
Proceeds from sale of available-for-sale securities	1	1,576
Loan originations, net of repayments	(40,480)	(2,197)
Property, equipment, and software acquisitions	(1,055)	(529)

Net cash used in investing activities	(14,310)	(16,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(2,802)	5,013
Net change in short-term borrowings	2,369	4,196
Net change in other borrowings	(989)	(1,351)
Cash dividends paid	(1,042)	(1,041)

Net cash (used in) provided by financing activities	(2,464)	6,817

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(10,568)	$(4,087)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,272	43,923

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,704	$39,836

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,124	$1,187
Income taxes	1,900	1,430
Noncash financing activities:
Dividends declared	549	520

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2016, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2015, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year or any future interim period.

Certain items in the prior-year financial statements were reclassified to conform to the current-year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. The Update was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Subsequently, the FASB issued a one-year deferral for implementation, which results in new guidance being effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update sets forth targeted improvements to GAAP including, but not limited to, requiring an entity to recognize the changes in fair value of equity investments in the income statement, requiring public business entities to use the exit price when measuring the fair value of financial instruments for financial statement disclosure purposes, eliminating certain disclosures required by existing GAAP, and providing for additional disclosures. The Update is effective for the fiscal period beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This Update sets forth a new lease accounting model for lessors and lessees. For lessees, all leases will be required to be recognized on the balance sheet by recording a right-of-use asset. Subsequent accounting for leases varies depending on whether the lease is an operating lease or a finance lease. The accounting applied by a lessor is largely unchanged from that applied under the existing guidance. The ASU requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Update is effective for the fiscal period beginning after December 15, 2018, with early application permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815). The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For entities other than public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing diversity in practice. Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2016
Available-for-sale
U.S. Treasury security	$1,001	$1	$—	$1,002
U.S. Government agencies	9,964	2	1	9,965
Mortgage-backed securities of government agencies	56,724	1,095	9	57,810
Other mortgage-backed securities	73	—	—	73
Asset-backed securities of government agencies	1,350	—	99	1,251
State and political subdivisions	29,309	744	7	30,046
Corporate bonds	12,655	143	97	12,701
Equity securities	54	22	—	76

Total available-for-sale	111,130	2,007	213	112,924
Held-to-maturity securities
U.S. Government agencies	7,473	32	2	7,503
Mortgage-backed securities of government agencies	15,491	422	26	15,887

Total held-to-maturity	22,964	454	28	23,390
Restricted stock	4,614	—	—	4,614

Total securities	$138,708	$2,461	$241	$140,928

December 31, 2015
Available-for-sale
U.S. Treasury security	$1,002	$—	$2	$1,000
U.S. Government agencies	18,239	5	126	18,118
Mortgage-backed securities of government agencies	62,930	527	278	63,179
Other mortgage-backed securities	104	—	—	104
Asset-backed securities of government agencies	1,464	—	72	1,392
State and political subdivisions	24,924	418	41	25,301
Corporate bonds	18,912	7	108	18,811
Equity securities	53	11	—	64

Total available-for-sale	127,628	968	627	127,969
Held-to-maturity
U.S. Government agencies	15,586	312	46	15,852
Mortgage-backed securities of government agencies	18,233	81	155	18,159

Total held-to-maturity	33,819	393	201	34,011
Restricted stock	4,614	—	—	4,614

Total securities	$166,061	$1,361	$828	$166,594

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at September 30, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$5,894	$5,897
Due after one through five years	17,375	17,710
Due after five through ten years	26,774	27,238
Due after ten years	61,033	62,003

Total debt securities available-for-sale	$111,076	$112,848

Held-to-maturity
Due in one year or less	$—	$—
Due after one through five years	—	—
Due after five through ten years	3,473	3,500
Due after ten years	19,491	19,890

Total debt securities held-to-maturity	$22,964	$23,390

Securities with a fair value of approximately $92.4 million and $94.3 million were pledged at September 30, 2016 and December 31, 2015, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $4.1 million at September 30, 2016 and December 31, 2015. Federal Reserve Bank stock was $471 thousand at September 30, 2016 and December 31, 2015.

The following table shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of the sales.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Proceeds	$1	$—	$1	$1,576

Realized gains	1	—	1	56
Realized losses	—	—	—	—

Net securities gains	$1	$—	$1	$56

Income tax provisions from realized gains were less than $1 thousand for the three and nine month periods ended September 30, 2016. The income tax provision applicable to realized gains amounted to $0 and $19 thousand for the three and nine month periods ending September 30, 2015, respectively.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2016
Available-for-sale
U.S. Government agencies	$—	$—	$1	$2,004	$1	$2,004
Mortgage-backed securities of government agencies	9	1,193	—	—	9	1,193
Asset-backed securities of government agencies	—	—	99	1,251	99	1,251
State and political subdivisions	7	829	—	—	7	829
Corporate bonds	17	2,488	80	1,920	97	4,408
Held-to-maturity
U.S. Government agencies	—	—	2	1,998	2	1,998
Mortgage-backed securities of government agencies	—	—	26	4,049	26	4,049

Total temporarily impaired securities	$33	$4,510	$208	$11,222	$241	$15,732

December 31, 2015
Available-for-sale
U.S. Treasury security	$2	$1,000	$—	$—	$2	$1,000
U.S. Government agencies	67	9,172	59	4,941	126	14,113
Mortgage-backed securities of government agencies	278	20,231	—	—	278	20,231
Asset-backed securities of government agencies	72	1,392	—	—	72	1,392
State and political subdivisions	33	2,652	8	1,120	41	3,772
Corporate bonds	108	15,282	—	—	108	15,282
Held-to-maturity
U.S. Government agencies	46	5,954	—	—	46	5,954
Mortgage-backed securities of government agencies	155	12,994	—	—	155	12,994

Total temporarily impaired securities	$761	$68,677	$67	$6,061	$828	$74,738

There were twelve (12) securities in an unrealized loss position at September 30, 2016, five (5) of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at September 30, 2016.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Commercial	$133,645	$123,143
Commercial real estate	157,996	148,775
Residential real estate	138,853	125,775
Construction & land development	18,619	15,452
Consumer	13,581	9,268

Total loans before deferred costs	462,694	422,413
Deferred loan costs	517	458

Total Loans	$463,211	$422,871

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2016 approximately 79% of the outstanding principal balances of the Company’s commercial real estate loans were secured by owner-occupied properties as compared to 76% at December 31, 2015.

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

Loans serviced for others approximated $82.5 million and $76.3 million at September 30, 2016 and December 31, 2015, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four (4) counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2016 and December 31, 2015, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

The changes in the provision for loan losses for the three and nine months ended September 30, 2016 related to commercial loans were primarily due to charge-offs of loans in this category as well as an increase in the specific reserve for one commercial relationship. The decrease in the provision related to commercial real estate loans for the nine month period in 2016 was primarily due to a recovery of a prior charge-off. The increase in the provision for consumer loans during the three and nine month periods of 2016 relates to charge-offs of loans in this category as well as the increase in loan volume.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended September 30, 2016
Beginning balance	$2,376	$1,262	$1,095	$127	$110	$186	$5,156
Provision for possible loan losses	77	63	50	24	74	(124)	164
Charge-offs	(261)	(38)	—	—	(47)		(346)
Recoveries	27	—	1	—	—		28

Net charge-offs	(234)	(38)	1	—	(47)		(318)

Ending balance	$2,219	$1,287	$1,146	$151	$137	$62	$5,002

Nine months ended September 30, 2016
Beginning balance	$1,664	$1,271	$1,086	$123	$86	$432	$4,662
Provision for possible loan losses	797	(117)	57	28	98	(370)	493
Charge-offs	(276)	(50)	—	—	(48)		(374)
Recoveries	34	183	3	—	1		221

Net charge-offs	(242)	133	3	—	(47)		(153)

Ending balance	$2,219	$1,287	$1,146	$151	$137	$62	$5,002

Three months ended September 30, 2015
Beginning balance	$1,354	$1,459	$994	$125	$74	$650	$4,656
Provision for possible loan losses	461	(203)	69	—	24	(351)	—
Charge-offs	(85)	—	—	—	(10)		(95)
Recoveries	63	3	1	—	4		71

Net charge-offs	(22)	3	1	—	(6)		(24)

Ending balance	$1,793	$1,259	$1,064	$125	$92	$299	$4,632

Nine months ended September 30, 2015
Beginning balance	$1,289	$1,524	$1,039	$142	$60	$327	$4,381
Provision for possible loan losses	519	(238)	85	(17)	68	(28)	389
Charge-offs	(90)	(40)	(70)	—	(44)		(244)
Recoveries	75	13	10	—	8		106

Net charge-offs	(15)	(27)	(60)	—	(36)		(138)

Ending balance	$1,793	$1,259	$1,064	$125	$92	$299	$4,632

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class and based on the impairment method as of September 30, 2016 and December 31, 2015:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
September 30, 2016
Allowance for loan losses:
Individually evaluated for impairment	$555	$—	$10	$—	$—	$—	$565
Collectively evaluated for impairment	1,664	1,287	1,136	151	137	62	4,437

Total ending allowance balance	$2,219	$1,287	$1,146	$151	$137	$62	$5,002

Loans:
Loans individually evaluated for impairment	$6,081	$660	$1,428	$—	$—		$8,169
Loans collectively evaluated for impairment	127,564	157,336	137,425	18,619	13,581		454,525

Total ending loans balance	$133,645	$157,996	$138,853	$18,619	$13,581		$462,694

December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$299	$64	$26	$—	$—	$—	$389
Collectively evaluated for impairment	1,365	1,207	1,060	123	86	432	4,273

Total ending allowance balance	$1,664	$1,271	$1,086	$123	$86	$432	$4,662

Loans:
Loans individually evaluated for impairment	$6,127	$1,064	$1,533	$—	$—		$8,724
Loans collectively evaluated for impairment	117,016	147,711	124,242	15,452	9,268		413,689

Total ending loans balance	$123,143	$148,775	$125,775	$15,452	$9,268		$422,413

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2016 and December 31, 2015:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
September 30, 2016
Commercial	$6,630	$5,241	$843	$6,084	$555
Commercial real estate	820	638	23	661	—
Residential real estate	1,599	977	453	1,430	10

Total impaired loans	$9,049	$6,856	$1,319	$8,175	$565

December 31, 2015
Commercial	$6,541	$5,832	$301	$6,133	$299
Commercial real estate	1,265	670	393	1,063	64
Residential real estate	1,689	967	568	1,535	26

Total impaired loans	$9,495	$7,469	$1,262	$8,731	$389

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three months		Nine months
	ended September 30,		ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Average recorded investment:
Commercial	$6,389	$5,667	$6,393	$5,887
Commercial real estate	660	1,306	799	1,537
Residential real estate	1,460	1,698	1,504	1,682

Average recorded investment in impaired loans	$8,509	$8,671	$8,696	$9,106

Interest income recognized:
Commercial	$54	$58	$176	$163
Commercial real estate	3	5	9	14
Residential real estate	15	14	44	49

Interest income recognized on a cash basis on impaired loans	$72	$77	$229	$226

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the aging of past due loans and nonaccrual loans as of September 30, 2016 and December 31, 2015 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2016
Commercial	$132,159	$32	$18	$21	$1,415	$1,486	$133,645
Commercial real estate	157,210	170	—	39	577	786	157,996
Residential real estate	137,474	638	—	190	551	1,379	138,853
Construction & land development	18,619	—	—	—	—	—	18,619
Consumer	13,434	112	12	—	23	147	13,581

Total Loans	$458,896	$952	$30	$250	$2,566	$3,798	$462,694

December 31, 2015
Commercial	$122,760	$34	$172	$—	$177	$383	$123,143
Commercial real estate	147,920	—	59	—	796	855	148,775
Residential real estate	124,408	486	173	105	603	1,367	125,775
Construction & land development	15,452	—	—	—	—	—	15,452
Consumer	9,105	163	—	—	—	163	9,268

Total Loans	$419,645	$683	$404	$105	$1,576	$2,768	$422,413

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed. Loans whose terms have been modified as TDR’s totaled $7.1 million as of September 30, 2016, and $7.6 million as of December 31, 2015, with $13 thousand and $26 thousand of specific reserves allocated to those loans, respectively. At September 30, 2016, $6.3 million of the loans classified as TDR’s were performing in accordance with their modified terms. Of the remaining $786 thousand, all were in nonaccrual of interest status.

The Company held $33 thousand in foreclosed real estate as of September 30, 2016, and no foreclosed real estate as of December 31, 2015. Consumer mortgage loans in the process of foreclosure were $403 thousand at September 30, 2016 and $89 thousand at December 31, 2015.

The following table presents loans restructured during the three and nine month period ended September 30, 2015.

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
For the nine months ended September 30, 2016
Commercial	3	$327	$327

Total Restructured Loans	3	$327	$327

For the three months ended September 30, 2015
Commercial	1	$148	$148

Total Restructured Loans	1	$148	$148

For the nine months ended September 30, 2015
Commercial	1	$148	$148
Residential Real Estate	4	295	295

Total Restructured Loans	5	$443	$443

The restructured loans were modified by changing the monthly payment to interest only. No principal reductions were made. None of the loans that were restructured in 2014 or 2015 have subsequently defaulted in the three and nine month periods ended September 30, 2015 and 2016. There were no new TDR’s during the three month period ended September 30, 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $300 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class is as follows as of September 30, 2016 and December 31, 2015:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
September 30, 2016
Commercial	$119,342	$2,570	$10,898	$—	$835	$133,645
Commercial real estate	148,078	2,864	6,006	—	1,048	157,996
Residential real estate	218	—	137	—	138,498	138,853
Construction & land development	13,542	744	506	—	3,827	18,619
Consumer	—	—	—	—	13,581	13,581

Total	$281,180	$6,178	$17,547	$—	$157,789	$462,694

December 31, 2015
Commercial	$112,229	$3,100	$7,044	$—	$770	$123,143
Commercial real estate	141,621	2,742	3,150	—	1,262	148,775
Residential real estate	190	—	213	—	125,372	125,775
Construction & land development	11,015	944	—	—	3,493	15,452
Consumer	—	—	—	—	9,268	9,268

Total	$265,055	$6,786	$10,407	$—	$140,165	$422,413

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans that are not rated by class of loans as of September 30, 2016 and December 31, 2015. Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non-Performing	Total
September 30, 2016
Commercial	$835	$—	$835
Commercial real estate	1,048	—	1,048
Residential real estate	137,785	713	138,498
Construction & land development	3,827	—	3,827
Consumer	13,558	23	13,581

Total	$157,053	$736	$157,789

December 31, 2015
Commercial	$770	$—	$770
Commercial real estate	1,262	—	1,262
Residential real estate	124,700	672	125,372
Construction & land development	3,493	—	3,493
Consumer	9,268	—	9,268

Total	$139,493	$672	$140,165

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements accounted for as secured borrowings.

	Remaining Contractual Maturity
	Overnight and Continuous
	September 30,	December 31,
(Dollars in thousands)	2016	2015
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$51,109	$48,791
Repurchase agreements	50,967	48,598

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of September 30, 2016 and December 31, 2015 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.

(Dollars in thousands)	Level I	Level II		Level III	Total
September 30, 2016
Assets:
Securities available-for-sale
U.S. Treasury security	$1,002	$		$—	$1,002
U.S. Government agencies	—		9,965	—	9,965
Mortgage-backed securities of government agencies	—		57,810	—	57,810
Other mortgage-backed securities	—		73	—	73
Asset-backed securities of government agencies	—		1,251	—	1,251
State and political subdivisions	—		30,046	—	30,046
Corporate bonds	—		12,701	—	12,701

Total debt securities	1,002		111,846	—	112,848
Equity securities	76		—	—	76

Total available-for-sale securities	$1,078		$111,846	$—	$112,924

December 31, 2015
Assets:
Securities available-for-sale
U.S. Treasury security	$1,000		$—	$—	$1,000
U.S. Government agencies	—		18,118	—	18,118
Mortgage-backed securities of government agencies	—		63,179	—	63,179
Other mortgage-backed securities	—		104	—	104
Asset-backed securities of government agencies	—		1,392	—	1,392
State and political subdivisions	—		25,301	—	25,301
Corporate bonds	—		18,811	—	18,811

Total debt securities	1,000		126,905	—	127,905
Equity securities	64		—	—	64

Total available-for-sale securities	$1,064		$126,905	$—	$127,969

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of September 30, 2016 and December 31, 2015, by level within the fair value hierarchy. Impaired loans are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2016
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$7,604	$7,604
Other real estate owned	$—	$—	$33	$33

December 31, 2015
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$8,335	$8,335

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
September 30, 2016
Impaired loans	$6,404	Discounted cash flow	Remaining term Discount rate	1 mo to 29 yrs (57 months) 3.1% to 9.8% (4.3%)
	1,200	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	0% to -50% (-36%) -10%
Other real estate owned	$33	Discounted cash flow	Remaining term Discount rate	2 months (2 months) 0.50% (0.50%)

December 31, 2015
Impaired loans	$7,256	Discounted cash flow	Remaining term Discount rate	2 mos to 29.5 yrs / (55 mos) 3.1% to 8.3% / (4.3%)
	1,079	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	0% to -50% (-26%) -10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of September 30, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
September 30, 2016
Financial assets
Cash and cash equivalents	$27,704	$27,704	$—	$—	$27,704
Securities available-for-sale	112,924	1,078	111,846	—	112,924
Securities held-to-maturity	22,964	—	23,390	—	23,390
Restricted stock	4,614	4,614		—	4,614
Loans held for sale	243	243	—	—	243
Net loans	458,209	—	—	462,146	462,146
Bank-owned life insurance	10,292	10,292	—	—	10,292
Accrued interest receivable	1,606	1,606	—	—	1,606
Mortgage servicing rights	254	—	—	254	254
Financial liabilities
Deposits	$522,240	$406,226	$—	$116,585	$522,811
Short-term borrowings	50,967	50,967	—		50,967
Other borrowings	12,476	—	—	12,737	12,737
Accrued interest payable	65	65	—	—	65

December 31, 2015
Financial assets
Cash and cash equivalents	$38,272	$38,272	$—	$—	$38,272
Securities available-for-sale	127,969	1,064	126,905	—	127,969
Securities held-to-maturity	33,819	—	34,011	—	34,011
Restricted stock	4,614	4,614	—	—	4,614
Loans held for sale	47	47	—	—	47
Net loans	418,209	—	—	420,181	420,181
Bank-owned life insurance	10,085	10,085	—	—	10,085
Accrued interest receivable	1,513	1,513	—	—	1,513
Mortgage servicing rights	246	—	—	246	246
Financial liabilities
Deposits	$525,042	$405,776	$—	$119,867	$525,643
Short-term borrowings	48,598	48,598	—	—	48,598
Other borrowings	13,465	—	—	13,667	13,667
Accrued interest payable	80	80	—	—	80

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

The Company also has unrecognized financial instruments at September 30, 2016 and December 31, 2015. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $157 million at September 30, 2016 and $138 million at December 31, 2015. Such amounts are also considered to be the estimated fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and nine month periods ended September 30, 2016 and 2015:

(Dollars in thousands)	Pretax	Tax Effect	After-tax	Affected Line Item in the Consolidated Statements of Income
Three months ended September 30, 2016
Balance as of June 30, 2016	$1,012	$(344)	$668
Unrealized holding gain on available-for-sale securities arising during the period	128	(43)	85
Reclassify gain included in income	(1)	—	(1)	(a, b)
Amortization of held-to-maturity discount resulting from transfer	175	(60)	115

Total other comprehensive income	302	(103)	199

Balance as of September 30, 2016	$1,314	$(447)	$867

Nine months ended September 30, 2016
Balance as of December 31, 2015	$(631)	$214	$(417)
Unrealized holding gain on available-for-sale securities arising during the period	1,455	(494)	961
Reclassify gain included in income	(1)	—	(1)	(a, b)
Amortization of held-to-maturity discount resulting from transfer	491	(167)	324

Total other comprehensive income	1,945	(661)	1,284

Balance as of September 30, 2016	$1,314	$(447)	$867

Three months ended September 30, 2015
Balance as of June 30, 2015	$(885)	$301	$(584)
Unrealized holding gain on available-for-sale securities arising during the period	704	(239)	465
Reclassify gain included in income	—	—	—	(a, b)
Amortization of held-to-maturity discount resulting from transfer	56	(19)	37

Total other comprehensive loss	760	(258)	502

Balance as of September 30, 2015	$(125)	$43	$(82)

Nine months ended September 30, 2015
Balance as of December 31, 2014	$(427)	$145	$(282)
Unrealized holding gain on available-for-sale securities arising during the period	86	(29)	57
Reclassify gain included in income	(56)	19	(37)	(a, b)
Amortization of held-to-maturity discount resulting from transfer	272	(92)	180

Total other comprehensive loss	302	(102)	200

Balance as of September 30, 2015	$(125)	$43	$(82)

(a)	Securities gains
(b)	Federal Income Tax Provision.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at September 30, 2016 as compared to December 31, 2015, and the consolidated results of operations for the three and nine month periods ended September 30, 2016 compared to the same periods in 2015. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $654 million at September 30, 2016 as compared to $650 million at December 31, 2015. During the nine month period ended September 30, 2016, net loans increased $40 million, funded by decreases in cash and cash and equivalents of $11 million and investments of $26 million. On the liability side, deposits declined by $3 million while repurchase agreements increased by $2 million.

Net loans increased $40 million, or 10%, during the nine months ended September 30, 2016. The increase occurred as demand for both business and consumer loans within the bank’s markets improved. The bank has added lending and operations staff to accommodate the increase in demand. Commercial loans including commercial real estate loans increased $20 million, or 7%, while construction and land development loans increased $3 million, or 20%. Residential real estate loans increased $13 million, or 10%, and consumer loans increased $4 million, or 47% from December 31, 2015. Home purchase activity has increased and consumers continued to refinance their mortgage loans for lower long-term fixed rates. Residential mortgage loan originations for the nine months ended September 30, 2016 and 2015 were $48 million and $35 million, respectively. Originations sold into the secondary market were $6 million during the nine month period ended September 30, 2016 as compared to $10 million during the nine months ended September 30, 2015. The Bank originates and sells primarily fixed-rate thirty year mortgages into the secondary market.

The allowance for loan losses as a percentage of total loans was 1.08% at September 30, 2016 as compared to 1.10% at December 31, 2015. Outstanding loan balances increased 10% to $463 million at September 30, 2016. A provision of $493 thousand, partially offset by net charge-offs of $153 thousand, increased the allowance for loan losses to $5 million at September 30, 2016.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonaccrual loans increased during the first nine months of 2016. For the nine months ending September 30, 2016 loans totaling $1.4 million were placed on nonaccrual status, $85 thousand in charge-offs were recognized and pay downs of $303 thousand were received. It is anticipated that collection efforts on several of the non-performing loans should result in repayment of their full carrying value.

(Dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Non-performing loans	$2,816	$1,681	$2,018
Other real estate	33	—	—
Allowance for loan losses	5,002	4,662	4,632
Total loans	463,211	422,871	412,974
Allowance: Loans	1.08%	1.10%	1.12%
Allowance: Non-performing loans	1.8x	2.8x	2.3x

The ratio of gross loans to deposits was 89% at September 30, 2016, compared to 81% at December 31, 2015.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations or trust preferred securities. Management has considered industry analyst reports, sector credit reports and the volatility within the bond market in concluding that the gross unrealized losses of $241 thousand within the available-for-sale and held-to-maturity portfolios as of September 30, 2016, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments on September 30, 2016, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits decreased $3 million, or 1%, from December 31, 2015 with noninterest bearing deposits increasing $9 million and interest-bearing deposit accounts decreasing $12 million. Total deposits as of September 30, 2016 are $17 million greater than September 30, 2015 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits.

Short-term borrowings consisting of overnight repurchase agreements with retail customers increased $2 million to $51 million at September 30, 2016 as compared to December 31, 2015 and other borrowings decreased $1 million as the Company repaid FHLB advances with required monthly amortization.

Total shareholders’ equity amounted to $65.8 million, or 10.0% of total assets, at September 30, 2016, compared to $61.3 million, or 9.4% of total assets, at December 31, 2015. The increase in shareholders’ equity during the nine months ending September 30, 2016 was due to net income of $4.8 million and other comprehensive income of $1.3 million, partially offset by dividends declared of $1.6 million. The Company and the Bank met all regulatory capital requirements at September 30, 2016.

RESULTS OF OPERATIONS

Three months ended September 30, 2016 and 2015

For the quarters ended September 30, 2016 and 2015, the Company recorded net income of $1.7 and $1.6 million and $0.61 and $0.57 per share, respectively. The $138 thousand increase in net income for the quarter was primarily the result of a $429 thousand increase in net interest income. The increase was partially offset by an increase in the provision for loan losses of $164 thousand, a decline in noninterest income of $24 thousand and an increase in noninterest expenses of $50 thousand. Return on average assets and return on average equity were 1.03% and 10.29%, respectively, for the three month period of 2016, compared to 0.98% and 10.27%, respectively for the same quarter in 2015.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended September 30,
	2016		2015
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Interest-earning deposits in other banks	$13,847	0.66%	$38,994	0.25%
Federal funds sold	690	0.52	1,041	0.23
Taxable securities	116,220	2.17	126,103	2.15
Tax-exempt securities	28,933	3.51	21,599	3.93
Loans	456,865	4.40	408,069	4.49

Total earning assets	616,555	3.84%	595,806	3.69%
Other assets	37,080		36,733

TOTAL ASSETS	$653,635		$632,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$83,699	0.04%	$76,679	0.03%
Savings deposits	162,561	0.07	156,698	0.07
Time deposits	115,925	0.72	125,061	0.75
Other borrowed funds	65,933	0.71	67,892	0.72

Total interest bearing liabilities	428,118	0.34%	426,330	0.37%
Non-interest bearing demand deposits	157,643		144,076
Other liabilities	2,403		2,021
Shareholders’ Equity	65,471		60,112

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$653,635		$632,539

Taxable equivalent net interest spread		3.50%		3.32%
Taxable equivalent net interest margin		3.61%		3.43%

Interest income for the quarter ended September 30, 2016, was $5.9 million representing a $401 thousand increase, or a 7% improvement, compared to the same period in 2015. This increase was primarily due to average loan volume increasing $49 million for the quarter ended September 30, 2016 as compared to the third quarter 2015. Interest expense for the quarter ended September 30, 2016 was $366 thousand, a decrease of $28 thousand, or 7%, from the same period in 2015. The decrease in interest expense occurred due to the decrease in the average balance of time deposits, as well as rate decreases on time deposits and other borrowings for the quarter ended September 30, 2016.

The provision for loan losses for the quarter ended September 30, 2016 was $164, compared to no provision for the same quarter in 2015. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended September 30, 2016, was $1.1 million, a decrease of $24 thousand, or 2%, compared to the same quarter in 2015. Service charges on deposit accounts decreased $14 thousand, or 4%, compared to the same quarter in 2015 primarily from decreases in overdraft fees. Fees from trust and brokerage services increased $15 thousand to $213 thousand for the third quarter 2016 as compared to the same quarter in 2015 due to increased brokerage and trust fee income. The gain on the sale of mortgage loans to the secondary market decreased to $71 thousand for the quarter ending September 30, 2016, from $114 thousand in the same quarter in 2015. The gain in 2015 was greater due to an additional volume of loans sold during the third quarter of 2015 as compared to the third quarter 2016. Debit card interchange income increased $20 thousand, or 8%, with greater fee income in the third quarter of 2016.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expenses for the quarter ended September 30, 2016 increased $50 thousand, or 1%, compared to the third quarter of 2015. Salaries and employee benefits increased $97 thousand, or 4%, a result of increases in base salary, medical and other benefits. Professional and director fees increased $48 thousand for the quarter ended September 30, 2016 as compared to the third quarter 2015. The increase resulted from $40 thousand in retained search fees during third quarter 2016 to expand commercial lending. Debit card expenses increased $18 thousand, or 18%, compared to the third quarter 2015 due to an increase in charge-backs. The charge-back expense should begin to decline as the Company continues to replace all outstanding debit cards with EMV chip cards. FDIC assessment declined $33 thousand due to the new rate structure beginning third quarter 2016. Occupancy and equipment expenses decreased $19 thousand in 2016 over the third quarter of 2015 due to expense reductions that resulted from the reduction of office lease expense. Marketing and public relations expense decreased $17 thousand over the prior year quarter.

Federal income tax expense increased $53 thousand, or 8%, for the quarter ended September 30, 2016 as compared to the third quarter of 2015. The provision for income taxes was $740 thousand (effective rate of 30.4%) for the quarter ended September 30, 2016, compared to $687 thousand (effective rate of 30.6%) for the same quarter ended 2015.

RESULTS OF OPERATIONS

Nine months ended September 30, 2016 and 2015

Net income for the nine months ended September 30, 2016, was $4.8 million or $1.74 per share, as compared to $4.4 million or $1.61 per share during the same period in 2015. Return on average assets and return on average equity were 0.99% and 9.99%, respectively, for the nine month period of 2016, compared to 0.94% and 9.95%, respectively for 2015.

Comparative net income increased as total interest and dividend income increased $900 thousand or 5% for the nine month period in 2016 as compared to 2015. The provision for loan losses increased $104 thousand, or 27%, during the same comparative period. Noninterest income decreased $169 thousand to $3.2 million, or 5%, for the nine month period ending in 2016 as compared to 2015. Noninterest expense increased to $12 million for the nine months ended September 30, 2016, an increase of $179 thousand, or 2%, from the same period last year.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet and Net Interest Margin Analysis

	For the nine months ended September 30,
	2016		2015
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Due from banks-interest bearing	$13,886	0.68%	$28,589	0.26%
Federal funds sold	558	0.48	1,036	0.23
Taxable securities	124,398	2.18	126,956	2.15
Tax-exempt securities	27,737	3.55	20,330	4.06
Loans	443,977	4.45	413,368	4.51

Total earning assets	610,556	3.85%	590,279	3.78%
Other assets	36,451		36,466

TOTAL ASSETS	$647,007		$626,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$82,973	0.04%	$76,532	0.03%
Savings deposits	164,140	0.07	157,426	0.07
Time deposits	117,266	0.73	126,304	0.75
Other borrowed funds	65,017	0.72	65,676	0.74

Total interest bearing liabilities	429,396	0.34%	425,938	0.37%
Non-interest bearing demand deposits	151,479		139,530
Other liabilities	2,136		1,961
Shareholders’ Equity	63,996		59,316

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$647,007		$626,745

Taxable equivalent net interest spread		3.51%		3.41%
Taxable equivalent net interest margin		3.61%		3.51%

Interest income on loans increased $820 thousand, or 6%, for the nine months ended September 30, 2016, as compared to the same period in 2015. This increase was primarily due to an average loan volume increase of $31 million for the comparable nine month period. Interest income on securities increased $65 thousand, or 3%, as the average yield on securities increased 0.01% to 2.43% on a fully taxable equivalent basis, while the volume of securities increased $5 million for the comparable nine month period. Interest income on fed funds sold and interest bearing deposits increased $15 thousand for the nine months ended September 30, 2016 as the yield on fed funds sold and due from banks interest bearing balances increased 42 basis points, compared to the same period in 2015.

Interest expense decreased $71 thousand to $1.1 million for the nine months ended September 30, 2016, compared to the same period in 2015. Interest expense on deposits decreased $57 thousand, or 7%, from the same period as last year, while interest expense on short-term and other borrowings decreased $14 thousand, or 4%. The decrease in interest expense has been caused by lower interest rates being paid on time deposits and borrowings. Additionally, during the comparable nine month periods, the Company grew non-interest bearing deposits by $12 million in 2016. Time deposits continue to renew at lower interest rates, and some depositors have moved monies to savings instruments anticipating higher interest rates. Competition for deposits appears to be increasing from a year ago with larger money center banks and community banks increasing rates offered for money market savings accounts. The net interest margin increased by 10 basis points for the nine month period ended September 30, 2016, to 3.61%, from 3.51% for the same period in 2015. This margin increase is primarily the result of increased loan and investment volumes.

The provision for loan losses was $493 thousand during the nine months of 2016, compared to $389 thousand in the same nine month period of 2015. The increase in the provision for loan losses from a year ago reflects an increase in the volume of loans compared to the same period in 2015. The provision

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.

Non-interest income decreased $169 thousand during the nine months ended September 30, 2016, as compared to the same period in 2015. A loss on asset retirement of $64 thousand was recognized in other income during the nine month period in 2016. Gain on the sale of investments decreased by $55 thousand for the nine months ended September 30, 2016 as compared to the same period in 2015. Service charges on deposits decreased $49 thousand from the same period in 2015 reflecting a decrease in overdraft fees based on volume. Decreases were recognized in gains on mortgage loans sold in the secondary market on a year over year basis as more loans were originated and retained for portfolio. Debit card interchange income increased $80 thousand, or 11%, as a result of increased servicer revenue during the nine months of 2016.

Non-interest expenses increased $179 thousand, or 2%, for the nine months ended September 30, 2016, compared to the same period in 2015. Salaries and employee benefits increased $349 thousand, or 5%, primarily the result of salary and medical benefit increases. Marketing and public relations expense increased $36 thousand, or 13%, primarily due to expenses related to redesign of the company’s website. Professional fees decreased $81 thousand, or 12%, as a one-time expense of $110 thousand was incurred during first quarter 2015 to contract a professional firm to assist the company with assessment of market opportunities and long-term strategic goals. Loan legal and collection fees were $55 thousand for the nine month period ended September 30, 2016 as compared to an $88 thousand recognized for the nine months ended September 30, 2015 as the Company recognized a greater recovery of overall legal billings in 2016. Software expense decreased $13 thousand for the nine month period in 2016 as compared to the same period in 2015. The Bank’s telephone and data line expense decreased $33 thousand to $183 thousand for the nine months ended 2016 reflecting an expense reduction initiative for the nine months ended September 30, 2016 as compared to 2015. Occupancy and equipment expense decreased $54 thousand, or 4%, reflecting a decrease in building lease expense and an increase in building rental income when compared to 2015.

The provision for income taxes of $2.1 million remained stable in 2016 from 2015 with an effective rate of 30.4% and 30.5%, respectively, for the nine months ended September 30, 2016 and 2015.

CAPITAL RESOURCES

CSB maintained a strong capital position with tangible common equity to tangible assets of 9.3% at September 30, 2016 compared with 8.8% at September 30, 2015.

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. As of September 30, 2016 the Company and the Bank met all capital adequacy requirements to which they were subject.

	Capital Ratios
	September 30, 2016	December 31, 2015
Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	12.5%	12.5%
Bank	12.2%	12.3%

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	12.5%	12.5%
Bank	12.2%	12.3%

Total Capital To Risk Weighted Assets Ratio
Consolidated	13.5%	13.5%
Bank	13.3%	13.3%

Tier 1 Leverage Ratio
Consolidated	9.3%	8.7%
Bank	9.1%	8.6%

LIQUIDITY

(Dollars in millions)	September 30, 2016	December 31, 2015	Change
Cash and cash equivalents	$28	$38	$(10)
Unused lines of credit	61	52	9
Unpledged AFS securities at fair market value	45	70	(25)

	$134	$160	$(26)

Net deposits and short-term liabilities	$506	$516	$(10)

Liquidity ratio	26.6%	31.1%	(4.5)
Minimum board approved liquidity ratio	20.0%	20.0%	—

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

The liquidity ratio was 26.6% and 31.1% at September 30, 2016 and December 31, 2015.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2016, from the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. Minor variances with net interest income exceeding the board approved policy are being projected in the September 2016 dynamic balance sheet simulation coupled with immediate rate shocks. All other balance sheet positions and interest rate projections are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -100 through +400 basis point changes, in 100 basis point increments, in market interest rates at September 30, 2016 and December 31, 2015. The net interest income reflected is for the first twelve month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

September 30, 2016
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$24,117	$1,988	9.0%	+/- 25%
+300	23,632	1,503	6.8	+/-15
+200	23,130	1,001	4.4	+/-10
+100	22,582	453	2.1	+/-5
0	22,129	—	—	—
-100	21,520	(609)	(2.8)	+/-5

December 31, 2015
+400	$23,360	$1,624	7.5%	+/- 25%
+300	22,957	1,221	5.6	+/-15
+200	22,500	764	3.5	+/-10
+100	22,071	335	1.5	+/-5
0	21,736	—	—	—
-100	21,172	(564)	(2.6)	+/-5

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

Quarter ended September 30, 2016

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

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. No repurchases were made during the quarterly period ended September 30, 2016.

ITEM 3-	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4-	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5-	OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended September 30, 2016

PART II – OTHER INFORMATION

ITEM 6-	Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: November 10, 2016	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: November 10, 2016	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer

CSB BANCORP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.