Form 10-K
period 2016-12-31
CSB BANCORP INC /OH
filed 2017-03-23
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(X) Yes ( ) No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer (    ) Accelerated filer (    ) Non-accelerated filer (    ) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
( ) Yes (X) No

At June 30, 2016, the aggregate market value of the voting common equity held by non-affiliates of the registrant, based on a share price of $25.20 per common share (such price being the last trade price on such date) was $64.2 million.

At March 23, 2017, there were outstanding 2,742,242 of the registrant’s common shares, $6.25 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CSB Bancorp Inc.’s 2016 Annual Report to Shareholders are incorporated by reference in Parts I and II of this Form 10-K.

Portions of CSB Bancorp Inc.’s Proxy Statement dated March 17, 2017 are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS.

General

CSB Bancorp, Inc. (“CSB”), is a registered financial holding company under the Bank Holding Company Act of 1956, as amended, and was incorporated under the laws of the State of Ohio in 1991. The Commercial and Savings Bank of Millersburg, Ohio (the “Bank”), an Ohio banking corporation chartered in 1879, is a wholly-owned subsidiary of CSB. The Bank is a member of the Federal Reserve System, and its deposits are insured up to the maximum amount provided by law by the Federal Deposit Insurance Corporation (“FDIC”). The primary regulators of the Bank are the Federal Reserve Board and the Ohio Division of Financial Institutions. In this Annual Report on Form 10-K sometimes CSB and the Bank are collectively referred to as the “Company.” CSB Investment Services, LLC is a wholly owned subsidiary of CSB that is licensed to engage in the business of insurance in the State of Ohio.

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

Other factors not currently anticipated may also materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows. There can be no assurance that future results will meet expectations. While the Company believes that the forward-looking statements in this Annual Report on Form 10-K are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. The Company does not undertake, and expressly disclaims, any obligation to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.

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

Business Overview and Lending Activities

CSB operates primarily through the Bank and its other subsidiary, providing a wide range of banking, trust, financial and brokerage services to corporate, institutional and individual customers throughout northeast Ohio. The Bank provides retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, night depository facilities, brokerage, and trust services.

The Bank provides residential real estate, commercial real estate, commercial, and consumer loans to customers located primarily in Holmes, Tuscarawas, Wayne, Stark, and portions of surrounding counties in Ohio. The Bank’s market area has historically exhibited relatively stable economic conditions. Economic activity in the Company’s market area has been increasing at a steady pace for the past eight years. Reported unemployment levels at December 2016 in the four primary counties served by the Company ranged between 3.4% and 5.2% with a state unemployment average of 4.9% in December 2016. Many local employers report tight hiring conditions. Wage pressure has increased for entry level jobs in certain sectors such as banking, retail, and construction. The local housing market continues to improve with increased sales and housing construction levels in 2016 and some observable price appreciation. Ohio’s shale gas industry reported an uptick in the number of permits issued and drilling rigs operating during 2016. The increased activity was supported by oil prices recovering from record lows in January 2016 as well as regional gas producers maintaining output near historic highs to fund cash and debt service requirements. The Company’s market is adjacent to areas of primary shale activity.

Certain risks are involved in providing loans, including, but not limited to, the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan or renews an existing loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, the collateral being used to secure the transaction if any, and other factors. For all commercial loan relationships greater than $300,000, the Bank’s internal credit department performs an annual risk rating review. In addition to this review, an independent outside loan review firm is engaged to review watch list and adversely classified credits over $250,000, all commercial loan relationships greater than $3 million, a sample of commercial loan relationships less than $3 million, and loans within an industry concentration. In addition, any loan over $100,000 identified as a problem credit by management and/or the external loan review consultants is assigned to the Bank’s “loan watch list,” and is subject to ongoing review by the Bank’s credit department and the assigned loan officer to ensure appropriate action is taken if deterioration continues.

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

Commercial real estate loans are primarily secured by borrower-occupied business real estate and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Commercial real estate loans are generally originated with a loan-to-value ratio of 80% or less. Commercial construction loans are secured by commercial real estate and in most cases the Bank also provides the permanent financing. The Bank monitors advances and the maximum loan to value ratio is typically limited to the lesser of 90% of cost or 80% of appraisal value. Management performs much of the same analysis when deciding whether to grant a commercial real estate loan as when deciding whether to grant a commercial loan.

Residential real estate loans carry both fixed and variable rates and are secured by the borrower’s residence. Such loans are made based on the borrower’s ability to make repayment from employment and other income. Management assesses the borrower’s ability and willingness to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios, and other measures of repayment ability. The Bank generally makes these loans in amounts of 80% or less of the value of the collateral or up to 95% of collateral value with private mortgage insurance. An appraisal from a qualified real estate appraiser or an evaluation based on comparable market values is obtained for substantially all loans secured by real estate. Residential construction loans are secured by residential real estate that generally will be occupied by the borrower upon completion. The Bank usually makes the permanent loan at the end of the construction phase. Generally, construction loans are made in amounts of 80% or less of the value of the as-completed collateral.

Home equity lines of credit are made to individuals and are secured by second or first mortgages on the borrower’s residence. Loans are based on similar credit and appraisal criteria used for residential real estate loans; however, loans up to 100% of the value of the property may be approved for borrowers with excellent credit histories. These loans typically bear interest at variable rates and require minimum monthly payments of the accrued interest.

Installment loans to individuals include unsecured loans and loans secured by recreational vehicles (“RV’s”), automobiles, and other consumer assets. Consumer loans for the purchase of new RV’s and new automobiles generally do not exceed 110% of Manufacturer’s Suggested Retail Price (MSRP) on RV’s or 110% of the MSRP of an automobile. Loans for used RV’s and automobiles do not exceed 120% of the “clean trade-in value” as reported in the current “NADA” used guides. Overdraft protection loans are unsecured personal lines of credit to individuals who have demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, absence of collateral. Since these loans are generally repaid from ordinary income of the individual or family unit, repayment may be adversely affected by job loss, divorce, ill health, or by a general decline in economic conditions. The Bank assesses the borrower’s ability and willingness to repay through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.

While CSB’s chief decision-makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. For a discussion of CSB’s financial performance for the fiscal year ended December 31, 2016, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

Employees

At December 31, 2016, the Company had 182 employees, 147 of which were employed on a full-time basis. CSB has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Employees are provided benefit programs, some of which are contributory. Management considers its employee relations to be good.

Competition

The Bank operates in a highly competitive industry due, in part, to Ohio law permitting statewide branching by banks, savings and loan associations, and credit unions. Ohio and federal law also permit nationwide interstate banking. In its primary market area of Holmes, Tuscarawas, Wayne, Stark, and surrounding Ohio counties, the Bank competes for new deposit dollars and loans with other commercial banks, including both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms, investment companies, and technology-based providers of financial services (sometimes referred to as “fintech” companies).

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

Supervision and Regulation of CSB and the Bank

CSB and the Bank are subject to extensive regulation by federal and state regulatory agencies. The regulation of financial holding companies and their subsidiaries by bank regulatory agencies is intended primarily for the protection of consumers, depositors, federal deposit insurance funds, and the banking system as a whole and not for the protection of shareholders.

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

GLBA defines “financial in nature” to include securities underwriting, dealing, and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency activities; merchant banking activities; and activities that the FRB has determined to be closely related to banking. Bank subsidiaries of a financial holding company must continue to be well-capitalized and well-managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the subsidiary or subsidiaries. In addition, a financial holding company or a bank subsidiary of a financial holding company may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or bank has a CRA rating of satisfactory or better.

As a financial holding company, CSB is subject to regulation, examination, and supervision by the FRB under the BHC Act. CSB is also subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, as administered by the SEC.

The Bank, as an Ohio state-chartered bank and member of the Federal Reserve System, is subject to regulation, supervision, and examination by the Ohio Division of Financial Institutions and the FRB. Because the FDIC insures its deposits, the Bank is also subject to certain regulations of that federal agency. The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations, and safeguards the safety and soundness of the financial institution industry. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and the Bank is subject to deposit insurance assessments to maintain the Deposit Insurance Fund. In addition, the Bank is subject to regulations promulgated by the Consumer Financial Protection Bureau (the “CFPB”) established by the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 (the “Dodd-Frank Act”).

The earnings, dividends, and other aspects of the operations and activities of CSB and the Bank are affected by state and federal laws and regulations, and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, requirements on maintenance of reserves against deposits, domestic monetary policies of the FRB, United States fiscal and economic policies, international currency regulations, and monetary policies, certain restrictions on relationships with many phases of the securities business, and capital adequacy, and liquidity restraints.

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

The FRB also regulates and provides limitations on transactions between affiliates of a bank holding company, loans to directors and officers of bank affiliates, securities transactions, and liability for losses incurred by commonly controlled banks in certain circumstances.

Regulatory Capital

The FRB adopted risk-based capital guidelines for bank holding companies and state member banks, designed to absorb losses. The guidelines provide a systematic analytical framework, which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

New Basel III Capital Rules (“Basel III”) became effective on January 1, 2015, and contain a new capital conservation buffer and deductions from common equity capital that phase in from January 1, 2016, through January 1, 2019, and deductions from common equity tier 1 capital that will mostly phase in from January 1, 2015, through January 1, 2019.

The new rules include (a) a new common equity tier 1 capital ratio of at least 4.5%, (b) a minimum Tier 1 capital ratio of 6.0%, (c) a minimum capital to risk-weighted assets ratio of 8.0%, and (d) a minimum leverage ratio of 4%.

Common equity for the common equity tier 1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

Tier 1 capital includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus, and trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to new eligibility criteria, less applicable deductions.

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels). The deductions phase in through 2019.

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

The new rules placed restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer is phased in beginning January 1, 2016 at 0.625% and will be fully phased in at 2.50% by January 1, 2019.The required capital conservation buffer for January 1, 2017 is 1.25%.

Pursuant to the Federal Reserve’s Small bank Holding Company Policy (“SBHC Policy”), a holding company with assets of less than $1 billion and meeting certain other requirements is not required to comply with the consolidated capital requirements. At December 31, 2016, CSB was deemed to be a small bank holding company under the SBHC Policy. The bank, however, must comply with the new capital requirements.

The implementation of Basel III did not have a material impact on CSB’s or the Bank’s capital ratios.

Prompt Corrective Action

The federal banking agencies have established a system of “prompt corrective action” to resolve certain of the problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized”, and “critically undercapitalized.”

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

As of December 31, 2016, the Bank met the ratio requirements in effect at that date to be deemed “well-capitalized.” See Note 12 of the Notes to Consolidated Financial Statements located on page 51 of CSB’s 2016 Annual Report, which is incorporated herein by reference. Management of the Company believes the Bank also meets the capital requirements to be deemed “well-capitalized” under the new guidelines.

Deposit Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, and the Bank is assessed quarterly deposit insurance premiums to maintain the Deposit Insurance Fund. Insurance premiums for each insured institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information deemed by the FDIC to be relevant to the risk posed to the Deposit Insurance Fund by the institution. The assessment rate is then applied to the amount of the institution’s assessment base to determine the institution’s insurance premium. The deposit insurance assessment base is calculated on average assets less average tangible equity.

Effective July 1, 2016 the FDIC revised the deposit insurance premium assessment method for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years. The change revised the financial ratios method so that it would be based on a statistical model estimating the probability of failure of a bank over three years; updated the financial measures used in the financial ratios method consistent with the statistical model; and eliminated risk categories for established small banks by using the financial ratios method to determine assessment rates for all such banks (subject to minimum or maximum initial assessment rates based upon a bank’s composite examination rating).

As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, federally-insured institutions. It also may prohibit any federally-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the Deposit Insurance Fund. The FDIC also has the authority to take enforcement actions against insured institutions. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or written agreement entered into with the FDIC.

The management of the Bank does not know of any practice, condition, or violation that might lead to termination of deposit insurance.

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

The FRB issued a policy statement that provides that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. At December 31, 2016, approximately $12.1 million of the total shareholders’ equity of the Bank was available for payment to CSB without the prior approval of the applicable regulatory authorities. See Note 12 of the “Notes to Consolidated Financial Statements located on page 52 of CSB’s 2016 Annual Report.

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

USA Patriot Act

In response to the events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) was signed into law in October, 2001. The Patriot Act provides for financial institutions to establish programs and procedures to combat money laundering and terrorist financing. In addition, federal banking agencies are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering policies, procedures, and controls of the applicants.

The Bank has established policies and procedures to be compliant with the requirements of the Patriot Act.

Corporate Governance

The Sarbanes-Oxley Act of 2002 (“SOX”) effected broad reforms to areas of financial disclosure and corporate governance. The Board of Directors reviews the Company’s corporate governance practices on a continuing basis. In accordance with section 302(a) of SOX, written certifications by CSB’s Chief Executive Officer and Chief Financial Officer are required to certify that CSB’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or fail to state a material fact. CSB has also implemented a program designed to comply with Section 404 of SOX, which includes identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity-level controls, and testing of the operating effectiveness of key controls. CSB is exempt from the requirement for external accountant attestation on internal controls, pursuant to provisions of the Dodd-Frank Act. However, CSB may reach the requirement for an external accountant attestation in 2017. Management’s assessment of internal controls over financial reporting is located on page 23 of the CSB 2016 Annual Report.

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

Future Legislation

Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced by the U.S. Congress and state legislatures, as well as by regulatory agencies. Such legislation may continue to change banking statutes and the operating environment of CSB and its subsidiaries in substantial and unpredictable ways, and could significantly increase or decrease costs of doing business, limit or expand permissible activities or affect the competitive balance among financial institutions. The nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable.

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the SEC’s Industry Guide 3 “Statistical Disclosures by Bank Holding Companies,” or a specific reference as to the location of required disclosures in the Company’s 2016 Annual Report.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The information set forth under the heading, “Average Balance Sheets and Net Interest Margin Analysis” located on page 11 of the Company’s 2016 Annual Report is incorporated by reference herein.

The information set forth under the heading, “Rate/Volume Analysis of Changes in Income and Expense” located on page 12 of the Company’s 2016 Annual Report is incorporated by reference herein.

Investment Portfolio

The following is a schedule of the fair value of securities at December 31:

(Dollars in thousands)
		2016		2015		2014
Securites available-for-sale, at fair value
U.S. Treasury security	$	1,001	$	1,000	$	1,000
U.S. Government agencies		6,402		18,118		25,079
Mortgage-backed securities of government agencies		55,837		63,179		48,347
Other mortgage-backed securities		65		104		141
Asset-backed securities of government agencies		1,266		1,392		2,604
State and political subdivisions		29,708		25,301		18,267
Corporate bonds		9,516		18,811		4,542
Equity securities		80		64		128

Total available-for-sale	$	103,875	$	127,969	$	100,108

Securities held-to-maturity, at fair value
U.S. Government agencies	$	9,093	$	15,852	$	16,635
Mortgage-backed securities of government agencies		14,351		18,159		22,315

Total held-to-maturity	$	23,444	$	34,011	$	38,950

The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2016:

		One Year or Less			After One Year Through Five Years			Maturing After Five Years Through Ten Years			After Ten Years			Total
(Dollars in thousands)		Amortized Cost	Yield		Amortized Cost	Yield		Amortized Cost	Yield		Amortized Cost	Yield		Amortized Cost	Yield
Available-for-sale:
U.S. Treasury	$	1,001	0.72%	$	-	-%	$	-	-%	$	-	-%	$	1,001	0.72%
U.S. Government agencies		-	-		6,000	1.67		500	1.85		-	-		6,500	1.69
Mortgage-backed securities of government agencies		49	1.23		1,997	2.00		8,081	2.45		46,060	2.16		56,187	2.19
Other mortgage-backed securities		-	-		65	3.07		-	-		-	-		65	3.07
Asset-backed securities of government agencies		-	-		-	-		-	-		1,312	1.84		1,312	1.77
State and political subdivisions		2,763	1.83		7,345	3.72		13,134	3.53		6,765	3.26		30,007	3.36
Corporate bonds		500	2.44		6,632	2.45		2,000	3.13		500	4.00		9,632	2.67

Total	$	4,313	1.64%	$	22,039	2.62%	$	23,715	3.09%		$54,637	2.30%	$	104,704	2.52%

Held-to-maturity:
U.S. Government agencies	$	-	-%	$	-	-%	$	3,474	2.04%	$	5,998	2.01%	$	9,472	2.02%
Mortgage-backed securities of government agencies		-	-		-	-		-	-		14,411	1.75		14,411	1.75

Total	$	-	-%	$	-	-%	$	3,474	2.04%	$	20,409	1.83%	$	23,883	1.86%

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

Loan Portfolio

Total loans on the balance sheet are comprised of the following classifications at December 31:

(Dollars in thousands)		2016		2015		2014		2013		2012
Commercial	$	134,268	$	123,143	$	123,813	$	117,478	$	104,899
Commercial real estate		159,475		148,775		139,695		129,828		119,192
Residential real estate		144,489		125,775		121,684		111,445		110,412
Construction and land development		23,428		15,452		17,446		13,444		23,358
Consumer		13,308		9,268		7,913		6,687		6,480

Total loans	$	474,968	$	422,413	$	410,551	$	378,882	$	364,341

The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding residential real estate mortgage and installment loans, as of December 31, 2016:

		Maturing
(Dollars in thousands)		One Year or Less		One Through Five Years		After Five Years		Total
Commercial	$	66,263	$	39,081	$	28,924	$	134,268
Commercial real estate		5,521		21,980		131,974		159,475
Construction and land development		2,589		1,398		19,441		23,428

Total	$	74,373	$	62,459	$	180,339	$	317,171

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and construction and land development loans due after one year from December 31, 2016.

(Dollars in thousands)		Fixed Rate		Variable Rate
Total commercial, commercial real estate and construction and land development loans due after one year	$	33,200	$	209,598

The following schedule summarizes nonaccrual, past due and restructured loans.

(Dollars in thousand)		2016		2015		2014		2013		2012
Loans accounted for on a nonaccural basis	$	1,449	$	1,576	$	3,668	$	2,234	$	3,206
Accruing loans that are contractually past due 90 days or more as to interest or principal payments		235		105		281		1,036		131

Total	$	1,684	$	1,681	$	3,949	$	3,270	$	3,337

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

Information regarding impaired loans at December 31 is as follows:

(Dollars in thousands)		2016		2015		2014
Total recorded investment of impaired loans	$	7,173	$	8,731	$	9,219
Less portion for which no allowance for loan loss is allocated		3,326		7,469		7,724
Portion of impaired loan balance for which an allowance for loan losses is allocated		3,847		1,262		1,495
Portion of allowance for loan losses allocated to the impaired loan balance at December 31		729		389		184

For the year ended December 31, 2016, interest income recognized on impaired loans amounted to $312 thousand, while $426 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2015, interest income recognized on impaired loans amounted to $309 thousand, while $442 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2014, interest income recognized on impaired loans amounted to $359 thousand while $559 thousand would have been recognized had the loans been performing under their contractual terms.

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

At December 31, 2016, no loans were identified that management had serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in the tables set forth above. On a monthly basis, the Company internally classifies certain loans based on various factors. At December 31, 2016, these amounts, including impaired and nonperforming loans, amounted to $15.1 million of substandard loans and $0 doubtful loans.

As of December 31, 2016, there were no concentrations of loans greater than 10% of total loans that were not otherwise disclosed as a category of loans in the loan portfolio table set forth above.

Summary of Loan Loss Experience

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(Dollars in thousands)		2016		2015		2014		2013		2012
LOANS
Average loans outstanding during period	$	448,941	$	412,147	$	405,973	$	374,821	$	342,868

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$	4,662	$	4,381	$	5,085	$	4,580	$	4,082
Loans charged-off:
Commercial		297		109		1,005		190		29
Commercial real estate		50		61		379		108		283
Residential real estate		12		132		27		82		106
Construction and land development		-		-		-		-		-
Consumer		59		46		11		48		89

Total loans charged-off		418		348		1,422		428		507

Recoveries of loans previously charged-off:
Commercial		214		199		28		25		16
Commercial real estate		334		13		8		-		-
Residential real estate		5		18		25		18		102
Construction and land development		-		-		-		-		-
Consumer		1		10		14		50		64

Total loans recoveries		554		240		75		93		182

Net loans (recovered) charged-off		(136)		108		1,347		335		325
Provision charged to operating expense		493		389		643		840		823

Balance at end of period	$	5,291	$	4,662	$	4,381	$	5,085	$	4,580

Ratio of net charge-offs to average loans outstanding for period		(0.03)%		0.03%		0.33%		0.09%		0.09%

The allowance for loan losses balance and provision charged to expense are determined by management based on periodic reviews of the loan portfolio, past loan loss experience, economic conditions, and various other circumstances subject to change over time. In making this judgment, management reviews selected large loans, as well as impaired loans, other delinquent, nonaccrual and problem loans and loans to industries experiencing economic difficulties. The collectability of these loans is evaluated after considering current operating results and financial position of the borrower, estimated market value of collateral, guarantees and the Company’s collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and amount of such loss are formed on these loans, as well as other loans taken together.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios. While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-offs that occur.

	Allocation of the Allowance for Loan Losses
	(Dollars in thousands)
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans

	December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012

Commercial	$2,207	28.27%	$1,664	29.15%	$1,289	30.16%	$1,219	31.00%	$933	28.79%
Commercial real estate	1,264	33.58	1,271	35.22	1,524	34.02	1,872	34.27	1,902	32.71
Residential real estate	1,189	30.42	1,086	29.78	1,039	29.64	1,205	29.41	1,096	30.30
Construction & land development	178	4.93	123	3.66	142	4.25	178	3.55	253	6.41
Consumer	141	2.80	86	2.19	60	1.93	91	1.77	76	1.79
Unallocated	312		432		327		520		320

Total	$5,291	100.00%	$4,662	100.00%	$4,381	100.00%	$5,085	100.00%	$4,580	100.00%

Deposits

The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

		Average Amounts Outstanding Year ended December 31,					Average Rate Paid Year ended December 31,

(Dollars in thousands)		2016		2015		2014	2016	2015	2014
Noninterest-bearing demand	$	156,287	$	144,513	$	124,525	N/A	N/A	N/A
Interest-bearing demand		83,956		77,689		73,307	0.04%	0.03%	0.05%
Savings deposits		163,271		158,531		151,822	0.08	0.07	0.09
Time deposits		116,427		125,180		129,676	0.73	0.75	0.77

Total deposits	$	519,941	$	505,913	$	479,330

The Bank does not have any material deposits by foreign depositors.

The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more, as of December 31, 2016:

(Dollars in thousands)
Three months or less	$	4,152
Over three through six months		4,892
Over six through twelve months		9,127
Over twelve months		21,077

Total	$	39,248

Return on Equity and Assets

	2016	2015	2014
Return on average assets	1.03%	0.95%	0.97%
Return on average shareholders’ equity	10.44	10.07	10.60
Dividend payout ratio	31.71	34.55	34.42
Average shareholders’ equity to average assets	9.91	9.44	9.18

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, short-term advances through the Federal Home Loan Bank, and federal funds purchased. Securities sold under agreements to repurchase mature one (1) business day from the transaction date. Federal funds purchased generally have overnight terms. Information concerning short-term borrowings is summarized as follows:

(Dollars in thousands)		2016		2015		2014
Securities sold under agreements to repurchase, federal funds purchased and short-term advances at year-end	$	48,742	$	48,598	$	46,627
Average balance outstanding		51,801		51,571		51,855
Maximum outstanding at any month end during the year		55,642		54,462		63,717
Weighted-average interest rate at year-end		0.16%		0.14%		0.14%
Weighted-average rate during the year		0.14		0.14		0.15

ITEM 1A.  RISK FACTORS.

Risks Related to the Company’s Business

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of the Company’s computer systems or otherwise, could severely harm the Company’s business.

As part of the Company’s business, it collects, processes, and retains sensitive and confidential client and customer information on behalf of the Company’s subsidiaries and other third parties. Despite the security measures the Company has in place, its facilities and systems, and those of the Company’s third-party service providers, may be vulnerable to security breaches. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by the Company or by its vendors, could severely damage the Company’s reputation, cause a loss of customer confidence, expose it to risks of litigation and liability or disrupt the Company’s operations and may have a material adverse effect on the Company’s business.

A failure in or breach of the Company’s technology infrastructure, or those of third parties with whom the Company has relationships, could result in a material adverse effect on the Company’s operations, reputation, cash flows, financial condition, and results of operation.

The Company is very dependent upon the use of technology to operate its business. The Company processes a large number of transactions every day and maintains and transmits confidential client and employee information through its technology systems. Although the Company has instituted security systems and monitors, modifies, and updates those systems periodically, those systems may fail to operate properly. Technology changes at a rapid pace, as do the threats to the continued operation and security of the Company’s technology systems.

Most of the software applications the Company uses are licensed from, and supported, upgraded, and maintained by, third parties. A suspension or termination of certain of the licenses or the related support, upgrades, and maintenance could disrupt the Company’s business.

Strong competition within the market in which the Company operates could reduce its ability to attract and retain business.

Competition in the financial services industry is intense, as the Company competes with banks, credit unions, securities dealers, finance and insurance companies, mortgage brokers, and investment advisors. As a result of their size and ability to achieve economies of scale, certain of the Company’s competitors offer a broader range of products and services, or in some cases a lower cost operating model, than the Company can offer. The Company’s ability to achieve its financial objectives will depend on its ability to deliver or expand product delivery systems and technology required by customers.

The Company may not be able to attract and retain skilled people.

The Company’s success depends, in large part, on the ability to attract and retain key people. Succession planning includes the continuity of both the Board of Directors and the management team. Competition for the best people in most activities in which we engage can be intense, and we may not be able to attract, hire, or retain the people we want or need. In order to attract and retain qualified employees, we must compensate them at market levels. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, our performance, could suffer, and, in turn, adversely affect our business, financial condition, or results of operation.

The Company’s exposure to credit risk could adversely affect its earnings and financial condition.

Credit risk is the risk of losing principal and interest income because borrowers fail to repay loans. The Company’s earnings may be negatively impacted if it fails to manage credit risk, as the origination of loans is an integral part of the Company’s business. Factors which may affect the ability of borrowers to repay loans include a slowing of the local economy in which the Company operates, a downturn in one or more business sectors in which the Company’s customers operate or a rapid increase in interest rates. All of the Company’s loan portfolios, particularly commercial and industrial loans may be affected by the impact of higher interest rates. There has been some price appreciation in the housing market across the Company’s footprint, reflecting improved sales and decreased inventories of houses to be sold. A return to further declines in home values and reduced levels of home sales in the Company’s market may have a negative effect on the Company’s business, financial condition or results of operation.

The Company’s allowance for loan losses may be insufficient.

The Company maintains an allowance for loan losses to cover current, probable incurred loan losses. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans, and performance of customers relative to their financial obligations with the Company. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company’s control and these losses may exceed current estimates. The Company cannot fully predict the amount, timing of losses, or whether the loss allowance will be adequate in the future. If the Company’s assumptions prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the Company’s loan portfolio, resulting in additions to the allowance. Excessive loan losses and significant additions to the Company’s allowance for loan losses could have a material adverse impact on the Company’s business, financial condition, and results of operations. In addition, bank regulators periodically review the Company’s allowance for loan losses and may require the Company to increase its provision for loan losses or recognize further loan charge-offs. Any such increase in the Company’s allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on the Company’s business, financial condition or results of operations.

The Financial Accounting Standards board (“FASB”) finalized its guidance eliminating the probable recognition threshold for credit losses on financial assets measured at amortized cost. The Update would require financial assets be presented at the net amount expected to be collected. Under this current expected credit loss model (“CECL”), an entity would recognize as an allowance its estimate of the contractual cash flows not expected to be collected. The Update for Financial Instruments-Credit Losses is required January 1, 2020. The guidance may require the Company to maintain a larger allowance for loan losses in the future than existing guidance currently requires.

The Company has significant exposure to risks associated with commercial and commercial real estate loans.

As of December 31, 2016, approximately 62% of the Company’s loan portfolio consisted of commercial and commercial real estate loans. These loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business. These loans are more likely to be adversely affected by weak conditions in the economy. Also, the commercial loan balance per borrower is typically larger than that of residential mortgage loans and consumer loans, indicating higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and a reduction in interest income. An increase in nonperforming loans could result in an increase in the provision for loan losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s business strategy includes planned growth.

The Company’s ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities. There can be no assurance when or if such growth opportunities will be available.

During the past decade, the Company’s growth has been accomplished through a combination of organic growth, de novo branching and acquisitions. The Company may acquire other financial institutions or parts of institutions in the future, open new branches, and consider new lines of business and new products or services. Such expansions of its business may involve a number of expenses and risks, generally not attendant with organic growth efforts.

Failure to manage the Company’s growth effectively could have a material adverse effect on its business, future prospects, financial condition or results of operations and could adversely affect the Company’s ability to successfully implement its business strategy.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to utilize alternative methods to complete financial transactions that historically have involved banks. Consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

The Company requires liquidity to extend credit and repay liabilities on a timely basis at a reasonable cost. The Company’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or economy generally. Factors that could reduce its access to liquidity sources include a downturn in the north central Ohio market, difficult credit markets, aggressive competitor actions due to liquidity needs, or adverse regulatory actions. The Company’s access to deposits may also be affected by the liquidity needs of its depositors. In particular, a substantial majority of the Company’s liabilities are demand, savings, interest checking, and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame. The Company historically has been able to replace maturing deposits and advances as necessary, but it might not be able to readily replace such funds in the future, if a large number of its depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on the Company’s business, financial condition or results of operations.

The trading volume and price of CSB’s common shares can be volatile.

CSB’s common shares are very thinly traded and, therefore, susceptible to price swings. CSB’s common shares are traded on the OTC market under the symbol “CSBB;” however, the investment community does not actively follow CSB’s common shares. Given the lower trading volume of CSB’s common shares, significant sales of CSB’s common shares, or the expectation of significant sales, could cause CSB’s share price to fall.

Risks Relating to Economic and Market Conditions

Difficult market conditions and economic trends could adversely affect the financial services industry and the Company’s business.

The Company’s success depends, to a certain extent, upon local and national economic and political conditions as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply, and other factors beyond the Company’s control may adversely affect asset quality, deposit levels, and loan demand and, therefore, the Company’s earnings. Because the Company has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and the Company’s ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings. If during a period of reduced real estate values, the Company is required to liquidate the collateral securing loans to satisfy the debt or to increase its allowance for loan losses, it could materially reduce the Company’s profitability and adversely affect its financial condition. The substantial majority of the Company’s loans are to individuals and businesses located in Holmes, Tuscarawas, Wayne, and Stark Counties in Ohio. Consequently, significant declines in north central Ohio real estate values could have a material adverse effect on the Company’s business, financial condition, or results of operations.

Changes in interest rates could adversely affect income and financial condition.

The Company’s earnings and financial condition are substantially dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Market interest rates are largely beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular the FRB, as well as competitive factors. Changes in interest rates will influence the origination of loans, the purchase of investments, the level of prepayments on the Company’s loans and investments, and the receipt of payments on mortgage-backed securities, resulting in fluctuations of income and cash flow. Changes in interest rates also can affect the value of loans, securities, mortgage servicing rights, and assets under management. Although fluctuations in market interest rates are neither completely predictable nor controllable, the Company’s Asset Liability Committee (ALCO) meets periodically to monitor the Company’s interest rate sensitivity position and oversee the Company’s financial risk management by establishing policies and operating limits. If short-term interest rates remain at their historically low levels for a prolonged period of time the Company’s interest-earning assets could continue to reprice downward while the Company’s interest-bearing liability rates, especially customer deposit rates, could remain at current levels. This would adversely impact the Company’s net income and financial condition. For more information, see Item 7A., Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K, which summarizes the Company’s exposure to interest rate risk.

Risks Related to Regulatory Environment and Legal Events

Legislative or regulatory changes or actions, or significant litigation, could adversely impact the Company or the businesses in which it is engaged.

The Company and its subsidiaries are subject to broad state and federal regulation, supervision, and legislation that govern almost all aspects of its operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the Deposit Insurance Fund, and not to benefit the Company’s shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact the Company or its ability to increase the value of its business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by an institution, and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defending the Company’s business and may lead to penalties that materially affect the Company and its shareholders.

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

The Company may be a defendant from time to time in the future in a variety of litigation and other actions, which could have a material adverse effect on its business, financial condition, or results of operations.

The Company may be involved from time to time in the future in a variety of litigation arising out of its business. The Company’s insurance may not cover all claims that may be asserted against it, and any claims asserted against the Company, regardless of merit or eventual outcome, may harm its reputation. Should the ultimate judgments or settlements in any litigation exceed the Company’s insurance coverage, it could have a material adverse effect on the Company’s business, financial condition, or results of operations. In addition, the Company may not be able to obtain appropriate types or levels of insurance in the future, nor may the Company be able to obtain adequate replacement policies with acceptable terms, if at all.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

The Bank operates sixteen banking centers as noted below:

Location	Address
Walnut Creek	4980 Old Pump Street, Walnut Creek, Ohio 44687	X
Winesburg	2225 U.S. 62, Winesburg, Ohio 44690	X
Sugarcreek	127 South Broadway, Sugarcreek, Ohio 44681	X
Charm	4440 C.R. 70, Charm, Ohio 44617	X
Clinton Commons	2102 Glen Drive, Millersburg, Ohio 44654		X
Berlin	4587 S.R. 39 Suite B, Berlin, Ohio 44610		X
South Clay	91 South Clay Street, Millersburg, Ohio 44654	X
Shreve	333 West South Street, Shreve, Ohio 44676	X
Orrville	461 Wadsworth Road, Orrville, Ohio 44667		X
Gnadenhutten	100 South Walnut Street, Gnadenhutten, Ohio 44629	X
New Philadelphia	635 West High Avenue, New Philadelphia, Ohio 44663	X
North Canton	1210 North Main Street, North Canton, Ohio 44720	X
Orrville	330 West High Street, Orrville, Ohio 44667		X
Wooster	405 East Liberty Street, Wooster, Ohio 44691		X
Wooster	3562 Commerce Parkway, Wooster, Ohio 44691	X
Operations Center	91 North Clay Street, Millersburg, Ohio 44654	X

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

ISSUER PURCHASES OF EQUITY SECURITIES

On July 7, 2005, CSB filed a Current Report on Form 8-K with the SEC announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. The Company did not repurchase any of its common shares during 2016.

PERFORMANCE GRAPH

The following graph compares the yearly stock change and the cumulative total shareholder return on CSB’s Common Shares during the five-year period ended December 31, 2016, with the cumulative total return on the Standard and Poor’s 500 Stock Index and the NASDAQ Community Bank Stock Index. The comparison assumes $100 was invested on December 31, 2011 in CSB’s Common Shares and in each of the indicated indices and assumes reinvestment of dividends.

	2011	2012	2013	2014	2015	2016
CSBB	$100	$106	$123	$147	$169	$220
S & P 500	100	116	154	175	177	198
NASDAQ Bank	100	118	167	175	191	265

ITEM 6.  SELECTED FINANCIAL DATA.

Information contained in the section captioned “Selected Financial Data” on page 9 of the Annual Report is incorporated herein by reference.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information contained in the section captioned “2016 Financial Review” on pages 8 through 22 of the Annual Report is incorporated herein by reference.

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

Changes In Internal Control Over Financial Reporting

There have been no significant changes during the quarter ended December 31, 2016, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that materially affected, or are reasonably likely to materially affect the internal control over financial reporting.

Item 9B.  Other Information.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 26, 2017 (the “2017 Annual Meeting”) is incorporated herein by reference from the information to be included under the captions “Proposal 1 – Election of Directors,” “Nominees for Election of Directors,” and “Directors Continuing in Office” in the Company’s definitive proxy statement relating to the 2017 Annual Meeting to be filed with the SEC (“2017 Proxy Statement”) on or about March 23, 2017. The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the information to be included under the caption “Executive Officers” in the 2017 Proxy Statement.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its senior financial officers, including the Chief Executive Officer and Chief Financial Officer. The Company has posted its Code of Ethics on its website at www.csb1.com / Corporate Profile / Governance Documents. The Company plans to satisfy SEC disclosure requirements regarding any amendments to, or waiver of, the Code of Ethics relating to its Chief Executive Officer or Chief Financial Officer, and persons performing similar functions, by posting such information on the Company’s website or by making any necessary filings with the SEC. Any person may receive a copy of our Code of Ethics free of charge upon request by calling the Company during business hours or by sending a written request.

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders may recommend nominees to the Company’s Board of Directors can be found under the caption “Shareholder Nominations” in the 2017 Proxy Statement. These procedures have not materially changed from those described in CSB’s definitive proxy materials for the 2017 Annual Meeting of Shareholders.

Audit Committee

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections “Membership and Meetings of the Board and its Committees” and “Committees of the Board of Directors – Audit Committee” in the 2017 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections “Discussion of Executive Compensation Programs” and “Executive Compensation and Other Information” and subsection “Directors’ Compensation” under the section captioned “Membership and Meetings of the Board and its Committees” in the 2017 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Compensation Committee Interlocks and Insider Participation” in the 2017 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “The Compensation Committee Report” in the 2017 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

None.

Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2017 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2017 Proxy Statement. There were no related transactions in which the amount involved exceeded $120,000 for the year ended December 31, 2016.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Membership and Meetings of the Board and its Committees” in the 2017 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the section “Independent Registered Public Accounting Firm Fees” and subsection “Audit Committee Procedures for Pre-Approval of Services by the Independent Public Accounting Firm” in the 2017 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The Consolidated Financial Statements (and report thereon) listed below are incorporated by reference from CSB Bancorp, Inc.’s 2016 Annual Report as noted:

Report of Independent Registered Public Accounting Firm (S.R. Snodgrass) –pg. 24.

Consolidated Balance Sheets at December 31, 2016 and 2015–pg. 25.

Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014–pg. 26.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014–pg. 27.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014–pg. 27.

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014–pgs. 28-29.

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

10.4	CSB Bancorp, Inc. Annual Incentive Plan

13	CSB Bancorp, Inc. 2016 Annual Report to Shareholders

21	Subsidiaries of CSB Bancorp, Inc.

23.1	Consent of S.R. Snodgrass, P.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101

The following materials from CSB’s 2016 Annual Report to Shareholders formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

/s/ Eddie L. Steiner
Date: March 23, 2017	Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2017.

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

10.4	CSB Bancorp, Inc. Annual Incentive Plan

13	CSB Bancorp, Inc. 2016 Annual Report to Shareholders

21	Subsidiaries of CSB Bancorp, Inc.

23.1	Consent of S.R. Snodgrass, P.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101

The following materials from CSB’s 2016 Annual Report to Shareholders formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.