Form 10-Q
period 2017-03-31
CSB BANCORP INC /OH
filed 2017-05-12
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at May 1, 2017:
2,742,242 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED March 31, 2017

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2017	2016
ASSETS
Cash and cash equivalents
Cash and due from banks	$13,911	$13,590
Interest-earning deposits in other banks	24,476	23,248

Total cash and cash equivalents	38,387	36,838

Securities
Available-for-sale, at fair value	102,158	103,875
Held-to-maturity (fair value 2017-$27,675; 2016-$23,444)	27,892	23,883
Restricted stock, at cost	4,614	4,614

Total securities	134,664	132,372

Loans held for sale	264	—

Loans	480,709	475,449
Less allowance for loan losses	5,454	5,291

Net loans	475,255	470,158

Premises and equipment, net	8,656	8,749
Core deposit intangible	354	383
Goodwill	4,728	4,728
Bank-owned life insurance	12,959	10,361
Accrued interest receivable and other assets	4,170	6,389

TOTAL ASSETS	$679,437	$669,978

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$171,235	$167,824
Interest-bearing	370,945	372,961

Total deposits	542,180	540,785

Short-term borrowings	54,022	48,742
Other borrowings	12,304	12,385
Accrued interest payable and other liabilities	4,004	2,651

Total liabilities	612,510	604,563

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding (shares 2017 and 2016 - 2,742,242)	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	43,810	42,629
Treasury stock at cost (shares 2017 and 2016 - 238,360)	(4,784)	(4,784)
Accumulated other comprehensive loss	(543)	(874)

Total shareholders’ equity	66,927	65,415

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$679,437	$669,978

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2017	2016
INTEREST AND DIVIDEND INCOME
Loans, including fees	$5,449	$4,742
Taxable securities	598	737
Nontaxable securities	165	154
Other	34	28

Total interest and dividend income	6,246	5,661

INTEREST EXPENSE
Deposits	267	259
Short-term borrowings	22	17
Other borrowings	95	100

Total interest expense	384	376

NET INTEREST INCOME	5,862	5,285

(CREDIT) PROVISION FOR LOAN LOSSES	(160)	164

Net interest income, after (credit) provision for loan losses	6,022	5,121

NONINTEREST INCOME
Service charges on deposit accounts	291	278
Trust services	207	226
Debit card interchange fees	288	262
Gain on sale of loans, net	42	32
Other income	278	194

Total noninterest income	1,106	992

NONINTEREST EXPENSES
Salaries and employee benefits	2,459	2,327
Occupancy expense	210	244
Equipment expense	170	174
Professional and director fees	169	174
Franchise tax expense	131	107
Marketing and public relations	78	85
Software expense	210	187
Debit card expense	130	104
Amortization of intangible assets	29	30
FDIC insurance expense	51	84
Provision for unfunded loan commitments	540	—
Other expenses	469	473

Total noninterest expenses	4,646	3,989

Income before income taxes	2,482	2,124
FEDERAL INCOME TAX PROVISION	752	644

NET INCOME	$1,730	$1,480

Basic and diluted net earnings per share	$0.63	$0.54

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016

Net income	$1,730	$1,480

Other comprehensive income
Unrealized gains arising during the period	471	808
Amounts reclassified from accumulated other comprehensive income, held-to-maturity	31	46
Income tax effect	(171)	(290)

Other comprehensive income	331	564

Total comprehensive income	$2,061	$2,044

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2017	2016
Balance at beginning of period	$65,415	$61,266
Net income	1,730	1,480
Other comprehensive income	331	564
Stock options exercised 1,246 shares issued in 2016	—	7
Cash dividends declared	(549)	(521)

Balance at end of period	$66,927	$62,796

Cash dividends declared per share	$0.20	$0.19

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
NET CASH FROM OPERATING ACTIVITIES	$4,407	$1,382

CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	4,430	11,625
Proceeds from repayments, held-to-maturity	709	6,827
Purchases, available-for-sale	(2,379)	(5,281)
Purchases, held-to-maturity	(4,700)	—
Loan originations, net of repayments	(4,899)	(10,398)
Property, equipment, and software acquisitions	(113)	(50)
Purchase of bank-owned life insurance	(2,500)	—

Net cash (used in) provided by investing activities	(9,452)	2,723

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	1,395	(15,062)
Net change in short-term borrowings	5,280	189
Repayment of other borrowings	(81)	(133)

Net cash provided by (used in) financing activities	6,594	(15,006)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,549	$(10,901)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,838	38,272

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,387	$27,371

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$389	$378
Income taxes	—	400
Noncash financing activities:
Dividends declared	549	521
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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2017, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2016, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year or any future interim period.

Certain items in the prior-year financial statements were reclassified to conform to the current-year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2014-09 - Revenue from Contracts with Customers. The amendments in ASU 2014-09 require an entity to recognize revenue upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and the FASB issued a one-year deferral for implementation, which results in new guidance being effective for annual and interim reporting periods beginning after December 15, 2017. For public entities with a calendar year-end, the new guidance is effective in the quarter and year beginning January 1, 2018. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

ASU 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities. This Update sets forth targeted improvements to GAAP including, but not limited to, requiring an entity to recognize the changes in fair value of equity investments in the income statement, requiring public business entities to use the exit price when measuring the fair value of financial instruments for financial statement disclosure purposes, eliminating certain disclosures required by existing GAAP, and providing for additional disclosures. The Update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Update is not expected to have a significant impact on the Company’s financial position or results of operations.

ASU 2016-02 – Leases. This Update sets forth a new lease accounting model for lessors and lessees. For lessees, virtually all leases will be required to be recognized on the balance sheet by recording a right-of-use asset. Subsequent accounting for leases varies depending on whether the lease is an operating lease or a finance lease. The accounting provided by a lessor is largely unchanged from that applied under the existing guidance. The ASU requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Update is effective for fiscal years beginning after December 15, 2018, with early application permitted. We expect the Update will result in an increase in total assets and liabilities. The amount of the increase will be impacted by the leases outstanding at the time of adoption and their remaining term at that time. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ASU 2016-13 - Financial Instruments - Credit Losses. The Update requires that financial assets be presented at the net amount expected to be collected (i.e. net of expected credit losses), eliminating the probable recognition threshold for credit losses on financial assets measured at amortized cost. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Update is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. We expect the Update will result in an increase in the allowance for credit losses for the estimated life of the financial asset, including an estimate for debt securities. The amount of the increase will be impacted by the portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time. A cumulative-effect adjustment to retained earnings is required as of the beginning of the year of adoption. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

ASU 2016-15 - Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. Current guidance lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. FASB issued the ASU with the intent of reducing diversity in practice with respect to several types of cash flows. The amendments in this Update are effective using a retrospective transition approach for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

ASU 2017-04 - Simplifying the Test for Goodwill Impairment. The Update simplifies the goodwill impairment test. Under the new guidance, Step 2 of the goodwill impairment process that requires an entity to determine the implied fair value of its goodwill by assigning fair value to all its assets and liabilities, is eliminated. Instead, the entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance is effective for annual and interim goodwill tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted. The amendment is not expected to have a material impact on the Company’s Unaudited Consolidated Financial Statements.

ASU 2017-08 - Premium Amortization on Purchased Callable Debt Securities. The Update amends the guidance related to amortization for certain callable debt securities held at a premium. The new guidance requires the premium to be amortized to the earliest call date. The guidance does not require an accounting change for securities purchased at discount. The Update was adopted in the current reporting period and did not have a significant impact on the Company’s Unaudited Consolidated Financial Statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2017
Available-for-sale
U.S. Treasury security	$1,000	$—	$—	$1,000
U.S. Government agencies	8,500	—	79	8,421
Mortgage-backed securities of government agencies	53,306	296	438	53,164
Other mortgage-backed securities	55	—	—	55
Asset-backed securities of government agencies	1,272	—	26	1,246
State and political subdivisions	28,768	195	276	28,687
Corporate bonds	9,615	45	156	9,504
Equity securities	53	28	—	81

Total available-for-sale	102,569	564	975	102,158
Held-to-maturity
U.S. Government agencies	9,473	21	303	9,191
Mortgage-backed securities of government agencies	13,719	169	137	13,751
State and political subdivisions	4,700	33	—	4,733

Total held-to-maturity	27,892	223	440	27,675
Restricted stock	4,614	—	—	4,614

Total securities	$135,075	$787	$1,415	$134,447

December 31, 2016
Available-for-sale
U.S. Treasury security	$1,001	$—	$—	$1,001
U.S. Government agencies	6,500	—	98	6,402
Mortgage-backed securities of government agencies	56,187	239	589	55,837
Other mortgage-backed securities	65	—	—	65
Asset-backed securities of government agencies	1,312	—	46	1,266
State and political subdivisions	30,007	140	439	29,708
Corporate bonds	9,632	28	144	9,516
Equity securities	53	27	—	80

Total available-for-sale	104,757	434	1,316	103,875
Held-to-maturity
U.S. Government agencies	9,472	17	396	9,093
Mortgage-backed securities of government agencies	14,411	141	201	14,351

Total held-to-maturity	23,883	158	597	23,444
Restricted stock	4,614	—	—	4,614

Total securities	$133,254	$592	$1,913	$131,933

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at March 31, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$3,269	$3,272
Due after one through five years	24,328	24,391
Due after five through ten years	22,266	22,174
Due after ten years	52,653	52,240

Total debt securities available-for-sale	$102,516	$102,077

Held-to-maturity
Due in one year or less	$4,700	$4,733
Due after one through five years	—	—
Due after five through ten years	3,475	3,359
Due after ten years	19,717	19,583

Total debt securities held-to-maturity	$27,892	$27,675

Securities with a carrying value of approximately $92.2 million and $94.8 million were pledged at March 31, 2017 and December 31, 2016 to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $4.1 million at March 31, 2017 and December 31, 2016. Federal Reserve Bank stock was $471 thousand at March 31, 2017 and December 31, 2016.

There were no proceeds from sales of available-for-sale securities for the three month periods ending March 31, 2017 and 2016.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2017
Available-for-sale
U.S. Government agencies	$79	$8,420	$—	$—	$79	$8,420
Mortgage-backed securities of government agencies	438	30,345	—	—	438	30,345
Asset-backed securities of government agencies		—	26	1,246	26	1,246
State and political subdivisions	276	10,713	—	—	276	10,713
Corporate bonds	1	941	155	2,345	156	3,286
Held-to-maturity
U.S. Government agencies	303	8,695	—	—	303	8,695
Mortgage-backed securities of government agencies	12	1,938	125	3,517	137	5,455

Total temporarily impaired securities	$1,109	$61,052	$306	$7,108	$1,415	$68,160

December 31, 2016
Available-for-sale
U.S. Government agencies	$98	$6,402	$—	$—	$98	$6,402
Mortgage-backed securities of government agencies	589	27,243	—	—	589	27,243
Asset-backed securities of government agencies	—	—	46	1,266	46	1,266
State and political subdivisions	439	19,328	—	—	439	19,328
Corporate bonds	33	3,593	111	1,889	144	5,482
Held-to-maturity
U.S. Government agencies	396	8,602	—	—	396	8,602
Mortgage-backed securities of government agencies	28	2,018	173	3,621	201	5,639

Total temporarily impaired securities	$1,583	$67,186	$330	$6,776	$1,913	$73,962

There were seventy-one securities in an unrealized loss position at March 31, 2017, six (6) of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at March 31, 2017.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Commercial	$132,455	$134,268
Commercial real estate	167,203	159,475
Residential real estate	149,007	144,489
Construction & land development	16,996	23,428
Consumer	14,528	13,308

Total loans before deferred costs	480,189	474,968
Deferred loan costs	520	481

Total Loans	$480,709	$475,449

Loan Origination/Risk Management

The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management and the Board of Directors review and approve these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. The Company’s management examines past, current and occasionally projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers; however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed, other business assets such as accounts receivable, or inventory and usually incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2017 approximately 78% of the outstanding principal balances of the Company’s commercial real estate loans were secured by owner-occupied properties as compared to 77% at December 31, 2016.

With respect to loans to developers and builders that are secured by non-owner occupied properties, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction and land development loans are underwritten utilizing independent appraisals, sensitivity analysis of absorption, lease rates, and financial analysis of the developers and property owners. Construction and land development loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Construction and land development loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing.

The Company originates consumer loans utilizing a judgmental underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk.

The Company maintains a credit department that reviews and validates the credit risk program on a periodic basis. The Company engages an outside firm on an annual basis to provide a third party review of the commercial loan portfolio. Results of these reviews are presented to management. The loan review processes complement and reinforce the risk identification, assessment decisions made by lenders, and credit personnel, as well as the Company’s policies and procedures.

Loans serviced for others approximated $86.0 million and $85.9 million at March 31, 2017 and December 31, 2016, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four (4) counties of Holmes, Stark, Tuscarawas, and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial, industrial, and commercial real estate loans. As of March 31, 2017, there were four business segment concentrations of credit. Loan balances as a percentage of capital included: $42 million, or 69%, to lessors of non-residential buildings, $25 million, or 41%, to logging and sawmill operations, $22 million, or 36%, to borrowers in the hotel, motel and lodging business, and $19 million, or 32%, to lessors of residential buildings at March 31, 2017.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

The change in the provision for loan losses for the three months ended March 31, 2017 related to commercial loans was primarily due to the decrease in the specific allocation related to one commercial relationship, as well as the recovery of prior loan charge-offs. The increase in the provision for loan losses related to commercial real estate loans was due to the increase of nonaccrual loans in this category, as well as the increase in volume of loans.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended March 31, 2017
Beginning balance	$2,207	$1,264	$1,189	$178	$141	$312	$5,291
(Credit) provision for loan losses	(831)	274	114	6	29	248	(160)
Charge-offs	(8)	—	—	—	(5)		(13)
Recoveries	336	—	—	—	—		336

Net recoveries (charge-offs)	328	—	—	—	(5)		323

Ending balance	$1,704	$1,538	$1,303	$184	$165	$560	$5,454

Three months ended March 31, 2016
Beginning balance	$1,664	$1,271	$1,086	$123	$86	$432	$4,662
(Credit) provision for loan losses	394	(228)	(4)	(17)	8	11	164
Charge-offs	(9)	—	—	—	(1)		(10)
Recoveries	4	182	2	—	1		189

Net recoveries (charge-offs)	(5)	182	2	—	—		179

Ending balance	$2,053	$1,225	$1,084	$106	$94	$443	$5,005

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class and based on the impairment method as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
March 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$51	$—	$25	$—	$—	$—	$76
Collectively evaluated for impairment	1,653	1,538	1,278	184	165	560	5,378

Total ending allowance balance	$1,704	$1,538	$1,303	$184	$165	$560	$5,454

Loans:
Loans individually evaluated for impairment	$2,000	$3,543	$1,520	$—	$—		$7,063
Loans collectively evaluated for impairment	130,455	163,660	147,487	16,996	14,528		473,126

Total ending loans balance	$132,455	$167,203	$149,007	$16,996	$14,528		$480,189

December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$705	$—	$24	$—	$—	$—	$729
Collectively evaluated for impairment	1,502	1,264	1,165	178	141	312	4,562

Total ending allowance balance	$2,207	$1,264	$1,189	$178	$141	$312	$5,291

Loans:
Loans individually evaluated for impairment	$5,028	$621	$1,507	$—	$—		$7,156
Loans collectively evaluated for impairment	129,240	158,854	142,982	23,428	13,308		467,812

Total ending loans balance	$134,268	$159,475	$144,489	$23,428	$13,308		$474,968

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
March 31, 2017
Commercial	$2,084	$1,882	$121	$2,003	$51
Commercial real estate	3,435	3,522	20	3,542	—
Residential real estate	1,727	1,056	465	1,521	25

Total impaired loans	$7,246	$6,460	$606	$7,066	$76

December 31, 2016
Commercial	$5,476	$1,690	$3,354	$5,044	$705
Commercial real estate	796	600	21	621	—
Residential real estate	1,681	1,036	472	1,508	24

Total impaired loans	$7,953	$3,326	$3,847	$7,173	$729

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Average recorded investment:
Commercial	$4,216	$6,016
Commercial real estate	438	984
Residential real estate	1,488	1,530

Average recorded investment in impaired loans	$6,142	$8,530

Interest income recognized:
Commercial	$14	$65
Commercial real estate	—	4
Residential real estate	15	15

Interest income recognized on a cash basis on impaired loans	$29	$84

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the aging of past due loans and nonaccrual loans as of March 31, 2017 and December 31, 2016 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
March 31, 2017
Commercial	$131,447	$148	$—	$—	$860	$1,008	$132,455
Commercial real estate	163,273	272	95	40	3,523	3,930	167,203
Residential real estate	148,011	347	197	30	422	996	149,007
Construction & land development	16,996	—	—	—	—	—	16,996
Consumer	14,455	38	1	—	34	73	14,528

Total Loans	$474,182	$805	$293	$70	$4,839	$6,007	$480,189

December 31, 2016
Commercial	$133,630	$151	$62	$—	$425	$638	$134,268
Commercial real estate	158,504	435	—	39	497	971	159,475
Residential real estate	142,926	816	61	196	490	1,563	144,489
Construction & land development	23,428	—	—	—	—	—	23,428
Consumer	13,234	21	16	—	37	74	13,308

Total Loans	$471,722	$1,423	$139	$235	$1,449	$3,246	$474,968

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed. Loans whose terms have been modified as TDR’s totaled $2.8 million as of March 31, 2017, and $6.4 million as of December 31, 2016, with $25 thousand and $711 thousand of specific reserves allocated to those loans, respectively. At March 31, 2017, $2.5 million of the loans classified as TDR’s were performing in accordance with their modified terms. Of the remaining $348 thousand, all were in nonaccrual of interest status.

There were no new TDR’s during the three month periods ended March 31, 2017 and 2016. None of the loans that were restructured in 2015 or 2016 have subsequently defaulted in the three month periods ended March 31, 2017 and 2016.

The Company held no foreclosed real estate as of March 31, 2017 or December 31, 2016. Consumer mortgage loans in the process of foreclosure were $487 thousand at March 31, 2017 and $448 thousand at December 31, 2016.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial loans individually by classifying the loans as to credit risk. This analysis includes commercial loans with an outstanding balance greater than $300 thousand. This analysis is performed on an annual basis. The Company uses the following definitions for risk ratings:

Pass. Loans classified as pass (Acceptable, Low Acceptable or Pass Watch) may exhibit a wide array of characteristics but at a minimum represent an acceptable risk to the Bank. Borrowers in this rating may have leveraged but acceptable balance sheet positions, satisfactory asset quality, stable to favorable sales and earnings trends, acceptable liquidity, and adequate cash flow. Loans are considered fully collectible and require an average amount of administration. While generally adhering to credit policy, these loans may exhibit occasional exceptions that do not result in undue risk to the Bank. Borrowers are generally capable of absorbing setbacks, financial and otherwise, without the threat of failure.

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

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, values, highly questionable, and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $300 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class is as follows as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
March 31, 2017
Commercial	$115,363	$9,316	$6,767	$—	$1,009	$132,455
Commercial real estate	150,517	9,845	5,829	—	1,012	167,203
Residential real estate	213	—	55	—	148,739	149,007
Construction & land development	12,491	1,169	—	—	3,336	16,996
Consumer	—	—	—	—	14,528	14,528

Total	$278,584	$20,330	$12,651	$—	$168,624	$480,189

December 31, 2016
Commercial	$116,739	$6,874	$9,704	$—	$951	$134,268
Commercial real estate	149,630	4,168	4,766	—	911	159,475
Residential real estate	216	—	175	—	144,098	144,489
Construction & land development	17,183	981	504	—	4,760	23,428
Consumer	—	—	—	—	13,308	13,308

Total	$283,768	$12,023	$15,149	$—	$164,028	$474,968

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans that are not rated by class of loans as of March 31, 2017 and December 31, 2016. Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non-Performing	Total
March 31, 2017
Commercial	$857	$152	$1,009
Commercial real estate	1,012	—	1,012
Residential real estate	148,404	335	148,739
Construction & land development	3,336	—	3,336
Consumer	14,494	34	14,528

Total	$168,103	$521	$168,624

December 31, 2016
Commercial	$951	$—	$951
Commercial real estate	911	—	911
Residential real estate	143,440	658	144,098
Construction & land development	4,760	—	4,760
Consumer	13,271	37	13,308

Total	$163,333	$695	$164,028

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
(Dollars in thousands)	March 31, 2017	December 31, 2016
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$54,226	$48,866
Repurchase agreements	54,022	48,742

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

Level I:	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.
Level II:	Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar, assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by corroborated or other means. If the asset or liability has a specified (contractual) term, the Level II input must be observable for substantially the full term of the asset or liability.
Level III:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of March 31, 2017 and December 31, 2016 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. Government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions, and corporate bonds are valued at observable market data for similar assets.

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2017
Assets:
Securities available-for-sale
U.S. Treasury security	$1,000	$—	$—	$1,000
U.S. Government agencies	—	8,421	—	8,421
Mortgage-backed securities of government agencies	—	53,164	—	53,164
Other mortgage-backed securities	—	55	—	55
Asset-backed securities of government agencies	—	1,246	—	1,246
State and political subdivisions	—	28,687	—	28,687
Corporate bonds	—	9,504	—	9,504

Total debt securities	1,000	101,077	—	102,077
Equity securities	81	—	—	81

Total available-for-sale securities	$1,081	$101,077	$—	$102,158

December 31, 2016
Assets:
Securities available-for-sale
U.S. Treasury security	$1,001	$—	$—	$1,001
U.S. Government agencies	—	6,402	—	6,402
Mortgage-backed securities of government agencies	—	55,837	—	55,837
Other mortgage-backed securities	—	65	—	65
Asset-backed securities of government agencies	—	1,266	—	1,266
State and political subdivisions	—	29,708	—	29,708
Corporate bonds	—	9,516	—	9,516

Total debt securities	1,001	102,794	—	103,795
Equity securities	80	—	—	80

Total available-for-sale securities	$1,081	$102,794	$—	$103,875

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of March 31, 2017 and December 31, 2016, by level within the fair value hierarchy. Impaired loans are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2017
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$6,987	$6,987

December 31, 2016
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$6,427	$6,427

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

(Dollars in thousands)
March 31, 2017

Impaired loans	$5,678	Discounted cash flow	Remaining term Discount rate	2 mos to 30 yrs (154 months) 3.1% to 9.8% (4.7%)

	1,309	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	0% to -50% (-23%) -10%

December 31, 2016

Impaired loans	$5,331	Discounted cash flow	Remaining term Discount rate	6 mos to 29.9 yrs / (61.1 mos) 3.1% to 12.0% / (4.9%)

	1,096	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	0% to -50% (-21.7%) -10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of March 31, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
March 31, 2017
Financial assets
Cash and cash equivalents	$38,387	$38,387	$—	$—	$38,387
Securities available-for-sale	102,158	1,081	101,077	—	102,158
Securities held-to-maturity	27,892	—	27,675	—	27,675
Restricted stock	4,614	4,614		—	4,614
Loans held for sale	264	264	—	—	264
Net loans	475,255	—	—	478,673	478,673
Bank-owned life insurance	12,959	12,959	—	—	12,959
Accrued interest receivable	1,604	1,604	—	—	1,604
Mortgage servicing rights	260	—	—	260	260
Financial liabilities
Deposits	$542,180	$430,366	$—	$112,062	$542,428
Short-term borrowings	54,022	54,022	—		54,022
Other borrowings	12,304	—	—	12,434	12,434
Accrued interest payable	71	71	—	—	71

December 31, 2016
Financial assets
Cash and cash equivalents	$36,838	$36,838	$—	$—	$36,838
Securities available-for-sale	103,875	1,081	102,794	—	103,875
Securities held-to-maturity	23,883	—	23,444	—	23,444
Restricted stock	4,614	4,614	—	—	4,614
Loans held for sale	—	—	—	—	—
Net loans	470,158	—	—	471,815	471,815
Bank-owned life insurance	10,361	10,361	—	—	10,361
Accrued interest receivable	1,409	1,409	—	—	1,409
Mortgage servicing rights	261	—	—	261	261
Financial liabilities
Deposits	$540,785	$428,676	$—	$112,642	$541,318
Short-term borrowings	48,742	48,742	—	—	48,742
Other borrowings	12,385	—	—	12,511	12,511
Accrued interest payable	76	76	—	—	76

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

The Company also has unrecognized financial instruments at March 31, 2017 and December 31, 2016. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $164.4 million at March 31, 2017 and $163.7 million at December 31, 2016. Such amounts are also considered to be the estimated fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three month periods ended March 31, 2017 and 2016:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three months ended March 31, 2017
Balance as of December 31, 2016	$(1,323)	$449	$(874)
Unrealized holding gain on available-for-sale securities arising during the period	471	(161)	310
Amortization of held-to-maturity discount resulting from transfer	31	(10)	21

Total other comprehensive income	502	(171)	331

Balance as of March 31, 2017	$(821)	$278	$(543)

Three months ended March 31, 2016
Balance as of December 31, 2015	$(631)	$214	$(417)
Unrealized holding gain on available-for-sale securities arising during the period	808	(275)	533
Amortization of held-to-maturity discount resulting from transfer	46	(15)	31

Total other comprehensive income	854	(290)	564

Balance as of March 31, 2016	$223	$(76)	$147

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at March 31, 2017 as compared to December 31, 2016, and the consolidated results of operations for the three month period ended March 31, 2017 compared to the same period in 2016. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report are not historical facts but rather are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates”, “plans”, “expects”, “believes”, and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services. Other factors not currently anticipated may also materially and adversely affect the Company’s results of operations, cash flows, and financial position. There can be no assurance that future results will meet expectations. While the Company believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement.

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as may be required by applicable law.

FINANCIAL CONDITION

Total assets were $679 million at March 31, 2017 as compared to $670 million at December 31, 2016. During the three month period ended March 31, 2017, net loans increased $5 million. Cash, cash equivalents, and investments increased $4 million. On the liability side, deposits and repurchase agreements increased by $7 million.

Net loans increased $5 million, or 1%, during the three months ended March 31, 2017. The increase occurred as demand for both business and consumer loans within the bank’s markets continued. The bank has added lending and operations staff to accommodate the increase in demand. Commercial loans including commercial real estate loans increased $6 million, or 2%, while construction and land development loans decreased $6 million, or 27%, as loans transferred to permanent financing. Residential real estate loans increased $4 million, or 3%, and consumer loans increased $1 million, or 9% from December 31, 2016. Home purchase activity has increased and consumers continued to refinance their mortgage loans for lower long-term fixed rates. Residential mortgage loan originations for the three months ended March 31, 2017 and 2016 were $12 million and $7 million, respectively. Originations sold into the secondary market were $1.5 million during the three month period ended March 31, 2017 as compared to $1 million during the three months ended March 31, 2016. The Bank originates and sells primarily fixed-rate thirty year mortgages into the secondary market.

The allowance for loan losses as a percentage of total loans was 1.13% at March 31, 2017 as compared to 1.11% at December 31, 2016. Outstanding loan balances increased 1% to $5 million at March 31, 2017. A provision credit of $160 thousand and net recoveries of $323 thousand, increased the allowance for loan losses to $5.5 million at March 31, 2017.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonaccrual loans increased during the first three months of 2017. For the three months ending March 31, 2017 loans totaling $3.9 million were placed on nonaccrual status, there were no charge-offs recognized, and pay downs of $552 thousand were received. The increase in nonaccrual loans was primarily due to two lending relationships comprised of several loans. Although payments on these loans were current, these loans were classified as nonaccrual loans as of the end of the first quarter. It is anticipated that collection efforts on several of the non-performing loans should result in repayment of their full carrying value.

(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Non-performing loans	$4,909	$1,684	$1,915
Other real estate	—	—	—
Allowance for loan losses	5,454	5,291	5,005
Total loans	480,709	475,449	433,453
Allowance: Loans	1.13%	1.11%	1.15%
Allowance: Non-performing loans	1.1x	3.1x	2.6x

The ratio of gross loans to deposits was 88.7% at March 31, 2017, compared to 87.9% at December 31, 2016.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $1.4 million within the available-for-sale and held-to-maturity portfolios as of March 31, 2017, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments on March 31, 2017, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits increased $1 million, or less than 1%, from December 31, 2016 with noninterest bearing deposits increasing $3 million and interest-bearing deposit accounts decreasing $2 million. Total deposits as of March 31, 2017 are $32 million greater than March 31, 2016 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits, interest-bearing demand, savings, and money market savings accounts.

Short-term borrowings consisting of overnight repurchase agreements with retail customers increased $5 million to $54 million at March 31, 2017 as compared to December 31, 2016 and other borrowings decreased $81 thousand as the Company repaid FHLB advances with required monthly amortization.

Total shareholders’ equity amounted to $67 million, or 9.9%, of total assets, at March 31, 2017, compared to $65 million, or 9.8%, of total assets, at December 31, 2016. The increase in shareholders’ equity during the three months ending March 31, 2017 was due to net income of $1.7 million and other comprehensive income of $331 thousand, partially offset by dividends declared of $549 thousand. The Company and the Bank met all regulatory capital requirements at March 31, 2017.

RESULTS OF OPERATIONS

Three months ended March 31, 2017 and 2016

For the quarters ended March 31, 2017 and 2016, the Company recorded net income of $1.7 million and $1.5 million and $0.63 and $0.54 per share, respectively. The $250 thousand increase in net income for the quarter was primarily the result of a $577 thousand increase in net interest income combined with a credit in the provision for loan losses of $160 thousand. The increase was partially offset by an increase in noninterest expenses of $657 thousand. Return on average assets and return on average equity were 1.05% and 10.54%, respectively, for the three month period of 2017, compared to 0.93% and 9.48%, respectively for the same quarter in 2016.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended March 31,
	2017		2016
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Interest-earning deposits in other banks	$12,493	1.04%	$15,833	0.71%
Federal funds sold	990	0.70	538	0.45
Taxable securities	102,717	2.36	134,580	2.20
Tax-exempt securities	30,664	3.33	26,044	3.60
Loans	480,656	4.60	427,916	4.46

Total earning assets	627,520	4.10%	604,911	3.81%
Other assets	39,130		35,759

TOTAL ASSETS	$666,650		$640,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$86,169	0.06%	$82,203	0.03%
Savings deposits	164,924	0.13	167,181	0.07
Time deposits	111,560	0.74	118,591	0.75
Other borrowed funds	65,781	0.73	63,738	0.74

Total interest bearing liabilities	428,434	0.36%	431,713	0.35%
Non-interest bearing demand deposits	168,727		144,217
Other liabilities	2,929		2,115
Shareholders’ Equity	66,560		62,625

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$666,650		$640,670

Taxable equivalent net interest spread		3.74%		3.46%
Taxable equivalent net interest margin		3.85%		3.57%

Interest income for the quarter ended March 31, 2017, was $6.2 million representing a $585 thousand increase, or a 10% improvement, compared to the same period in 2016. This increase was primarily due to average loan volume increasing $53 million for the quarter ended March 31, 2017 as compared to the first quarter 2016. The volume of taxable securities declined $32 million on a year over year comparison, resulting in a decrease in interest income of $186 thousand from the volume reduction. Interest expense for the quarter ended March 31, 2017 was $384 thousand, an increase of $8 thousand, or 2%, from the same period in 2016. The increase in interest expense occurred primarily due to an increase in rate on interest-bearing demand and savings deposits for the quarter ended March 31, 2017.

For the quarter ended March 31, 2017, the provision for loan losses reflected a $160 thousand credit, compared to a provision of $164 thousand for the same quarter in 2016. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends. Favorable settlements of prior charged-off loans and impaired loans can result in a reduction in the required allowance for loan losses and a negative provision, or credit, being reflected in current operations.

Noninterest income for the quarter ended March 31, 2017, was $1.1 million, an increase of $114 thousand, or 11%, compared to the same quarter in 2016. Service charges on deposit accounts increased $13 thousand, or 5%, compared to the same quarter in 2016 primarily from increases in overdraft fees. The gain on the sale of mortgage loans to the secondary market increased to $42 thousand for the quarter ending March 31, 2017, from $32 thousand in the same quarter in 2016. Debit card interchange income increased $26 thousand, or 10%, with greater fee income in the first quarter of 2017. A loss on asset retirement of $39 thousand was recognized during the first quarter of 2016 that did not recur in 2017.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fees from trust and brokerage services decreased $19 thousand to $207 thousand for the first quarter 2017 as compared to the same quarter in 2016 due to decreased assets under management.

Noninterest expenses for the quarter ended March 31, 2017 increased $657 thousand, or 16%, compared to the first quarter of 2016. The provision for unfunded loan commitments increased $540 thousand during first quarter 2017 related to an impaired commercial credit facility line on March 31, 2017. The allowance for unfunded loan commitments is included in other liabilities. Salaries and employee benefits increased $132 thousand, or 6%, a result of increases in base salary, medical, and other benefits. Debit card expenses increased $26 thousand, or 25%, compared to the first quarter 2016 due to the replacement of all outstanding debit cards with EMV chip cards. Software expense rose $23 thousand quarter over quarter with additional investment.    Occupancy and equipment expenses decreased $38 thousand in 2017 over the first quarter of 2016 due to expense reductions that resulted from the reduction of office lease expense. FDIC assessment declined $33 thousand due to the new rate structure beginning third quarter 2016. Professional and director fees decreased $5 thousand for the quarter ended March 31, 2017 as compared to the first quarter 2016. The decrease resulted from a reduction of general legal and collection fees offset by an increase in internal audit fees

Federal income tax expense increased $108 thousand, or 17%, for the quarter ended March 31, 2017 as compared to the first quarter of 2016. The provision for income taxes was $752 thousand (effective rate of 30.3%) for the quarter ended March 31, 2017, compared to $644 thousand (effective rate of 30.3%) for the same quarter ended 2016.

CAPITAL RESOURCES

CSB maintained a strong capital position with tangible common equity to tangible assets of 9.2% at March 31, 2017 compared with 9.1% at December 31, 2016.

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

Consistent with the Board of Director’s commitment to public confidence and safe and sound banking operations, capital targets and minimum risk-based capital ratios for CSB were established to maintain excess capital to well-capitalized standards. To be considered well-capitalized, an institution must have a total risk-based capital ratio of at least 10%, a tier 1 capital ratio of at least 8%, a leverage capital ratio of at least 5%, a CET1 ratio of at least 6.5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a tier 1 capital ratio of at least 6%, a CET1 ratio of at least 4.5%, and a leverage ratio of at least 4%.

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. As of March 31, 2017 the Company and the Bank met all capital adequacy requirements to which they were subject.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	March 31, 2017	December 31, 2016
Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	12.7%	12.6%
Bank	12.5%	12.4%

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	12.7%	12.6%
Bank	12.5%	12.4%

Total Capital To Risk Weighted Assets Ratio
Consolidated	14.0%	13.7%
Bank	13.7%	13.5%

Tier 1 Leverage Ratio
Consolidated	9.4%	9.3%
Bank	9.3%	9.1%

LIQUIDITY

(Dollars in millions)	March 31, 2017	December 31, 2016	Change
Cash and cash equivalents	$38	$37	$1
Unused lines of credit	81	66	15
Unpledged AFS securities at fair market value	30	37	(7)

	$149	$140	$9

Net deposits and short-term liabilities	$535	$533	$2

Liquidity ratio	27.9%	26.1%	1.8
Minimum board approved liquidity ratio	20.0%	20.0%	—

Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses, and meet other obligations. Liquidity is monitored by the Company’s Asset Liability Committee. Other sources of liquidity include, but are not limited to, purchases of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, brokered deposits, and borrowing at the Federal Reserve discount window. Management believes that its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.

The liquidity ratio was 27.9% and 26.1% at March 31, 2017 and December 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission (the “Commission”) rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2017, from the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. Minor variances with net interest income exceeding the board approved policy are being projected in the March 2017 dynamic balance sheet simulation coupled with immediate rate shocks. All other balance sheet positions and interest rate projections are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -100 through +400 basis point changes, in 100 basis point increments, in market interest rates at March 31, 2017 and December 31, 2016. The net interest income reflected is for the first twelve month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

March 31, 2017
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$25,949	$1,668	6.9%	+/- 25%
+300	25,558	1,277	5.3	+/-15
+200	25,133	852	3.5	+/-10
+100	24,706	425	1.8	+/-5
0	24,281	—	—	—
-100	23,421	(860)	(3.5)	+/-5

December 31, 2016
+400	$25,519	$1,889	8.0%	+/- 25%
+300	25,063	1,433	6.1	+/-15
+200	24,577	947	4.0	+/-10
+100	24,092	462	2.0	+/-5
0	23,630	—	—	—
-100	22,841	(789)	(3.3)	+/-5

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

Quarter ended March 31, 2017

PART II – OTHER INFORMATION

ITEM 1-	LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A-	RISK FACTORS.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. No repurchases were made during the quarterly period ended March 31, 2017.

ITEM 3-	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4-	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5-	OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended March 31, 2017

PART II – OTHER INFORMATION

ITEM 6-	Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: May 12, 2017	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: May 12, 2017	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer

CSB BANCORP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.