Form 10-Q
period 2017-06-30
CSB BANCORP INC /OH
filed 2017-08-11
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at August 1, 2017:
2,742,242 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED June 30, 2017

Part I – Financial Information

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents
Cash and due from banks	$15,445	$13,590
Interest-earning deposits in other banks	23,351	23,248

Total cash and cash equivalents	38,796	36,838

Securities
Available-for-sale, at fair value	103,058	103,875
Held-to-maturity (fair value 2017-$27,213; 2016-$23,444)	27,169	23,883
Restricted stock, at cost	4,614	4,614

Total securities	134,841	132,372

Loans held for sale	432	—
Loans	498,625	475,449
Less allowance for loan losses	6,289	5,291

Net loans	492,336	470,158

Premises and equipment, net	8,633	8,749
Core deposit intangible	325	383
Goodwill	4,728	4,728
Bank-owned life insurance	13,045	10,361
Accrued interest receivable and other assets	3,755	6,389

TOTAL ASSETS	$696,891	$669,978

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$169,241	$167,824
Interest-bearing	377,863	372,961

Total deposits	547,104	540,785

Short-term borrowings	56,932	48,742
Other borrowings	21,781	12,385
Accrued interest payable and other liabilities	2,348	2,651

Total liabilities	628,165	604,563

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized
9,000,000 shares; issued 2,980,602 shares; outstanding (shares 2017 and 2016 - 2,742,242)	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	44,988	42,629
Treasury stock at cost (shares 2017 and 2016 - 238,360)	(4,784)	(4,784)
Accumulated other comprehensive income (loss)	78	(874)

Total shareholders’ equity	68,726	65,415

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$696,891	$669,978

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME
Loans, including fees	$5,584	$4,966	$11,033	$9,708
Taxable securities	598	662	1,196	1,398
Nontaxable securities	174	165	339	319
Other	57	20	91	49

Total interest and dividend income	6,413	5,813	12,659	11,474

INTEREST EXPENSE
Deposits	307	250	574	509
Short-term borrowings	35	19	57	36
Other borrowings	121	98	216	198

Total interest expense	463	367	847	743

NET INTEREST INCOME	5,950	5,446	11,812	10,731

PROVISION FOR LOAN LOSSES	845	165	685	329

Net interest income, after provision for loan losses	5,105	5,281	11,127	10,402

NONINTEREST INCOME
Service charges on deposit accounts	268	288	559	566
Trust services	152	218	359	444
Debit card interchange fees	296	271	584	533
Gain on sale of loans, net	61	118	103	150
Other income	283	202	561	396

Total noninterest income	1,060	1,097	2,166	2,089

NONINTEREST EXPENSES
Salaries and employee benefits	2,472	2,299	4,931	4,626
Occupancy expense	214	233	424	477
Equipment expense	171	169	341	343
Professional and director fees	234	189	403	363
Financial institutions and franchise tax expense	127	107	258	214
Marketing and public relations	89	143	167	228
Software expense	203	198	413	384
Debit card expense	141	114	271	218
Amortization of intangible assets	29	30	58	60
FDIC insurance expense	52	82	103	165
Provision for unfunded loan commitments	(540)	—	—	—
Other expenses	496	498	965	973

Total noninterest expenses	3,688	4,062	8,334	8,051

Income before income taxes	2,477	2,316	4,959	4,440
FEDERAL INCOME TAX PROVISION	751	705	1,503	1,349

NET INCOME	$1,726	$1,611	$3,456	$3,091

Basic and diluted net earnings per share	$0.63	$0.59	$1.26	$1.13

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income	$1,726	$1,611	$3,456	$3,091

Other comprehensive income
Unrealized gains arising during the period	916	519	1,386	1,327
Amounts reclassified from accumulated other comprehensive income, held-to-maturity	26	271	58	317
Income tax effect	(321)	(269)	(492)	(559)

Other comprehensive income	621	521	952	1,085

Total comprehensive income	$2,347	$2,132	$4,408	$4,176

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Balance at beginning of period	$66,927	$62,796	$65,415	$61,266
Net income	1,726	1,611	3,456	3,091
Other comprehensive income	621	521	952	1,085
Stock options exercised
1,246 shares issued in 2016	—	—	—	7
Cash dividends declared	(548)	(521)	(1,097)	(1,042)

Balance at end of period	$68,726	$64,407	$68,726	$64,407

Cash dividends declared per share	$0.20	$0.19	$0.40	$0.38

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
NET CASH FROM OPERATING ACTIVITIES	$3,024	$3,185
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, held-to-maturity	1,447	14,263
Proceeds from repayments, available-for-sale	11,187	26,566
Purchases, available-for-sale	(9,243)	(17,014)
Purchases, held-to-maturity	(4,700)	(4,000)
Loan originations, net of repayments	(22,820)	(27,785)
Property, equipment, and software acquisitions	(293)	(930)

Net cash used in investing activities	(24,422)	(8,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	6,319	(8,545)
Net change in short-term borrowings	8,190	5,527
Proceeds from other borrowings	10,000	—
Repayment of other borrowings	(604)	(891)
Cash dividends paid	(549)	(521)

Net cash provided by (used in) financing activities	23,356	(4,430)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,958	$(10,145)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,838	38,272

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,796	$28,127

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$836	$751
Income taxes	2,160	1,400
Noncash financing activities:
Dividends declared	548	521

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2017, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2016, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the operating results for the full year or any future interim period.

Certain items in the prior-year financial statements were reclassified to conform to the current-year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2014-09 – Revenue from Contracts with Customers. The amendments in ASU 2014-09 require an entity to recognize revenue upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. FASB issued a one-year deferral for implementation, for public entities with a calendar year-end, the new guidance is effective in the quarter and year beginning January 1, 2018. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, we do not expect the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company’s financial instruments are not within the scope of Topic 606. However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

ASU 2016-01 – Recognition and Measurement of Financial Assets and Financial Liabilities. This Update sets forth targeted improvements to GAAP including, but not limited to, requiring an entity to recognize the changes in fair value of equity investments in the income statement, requiring public business entities to use the exit price when measuring the fair value of financial instruments for financial statement disclosure purposes, eliminating certain disclosures required by existing GAAP, and providing for additional disclosures. The Update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

ASU 2016-02 – Leases. This Update sets forth a new lease accounting model for lessors and lessees. For lessees, virtually all leases will be required to be recognized on the balance sheet by recording a right-of-use asset. Subsequent accounting for leases varies depending on whether the lease is an operating lease or a finance lease. The accounting provided by a lessor is largely unchanged from that applied under the existing guidance. The ASU requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Update is effective for fiscal years beginning after December 15, 2018, with early application permitted. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s balance sheet is estimated to result in less than a 1 percent increase in assets and liabilities. This Update is not expected to have a significant impact on the Company’s financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ASU 2016-13 – Financial Instruments – Credit Losses. The Update requires that financial assets be presented at the net amount expected to be collected (i.e. net of expected credit losses), eliminating the probable recognition threshold for credit losses on financial assets measured at amortized cost. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Update is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. We expect the Update will result in an increase in the allowance for credit losses for the estimated life of the financial asset, including an estimate for debt securities. The amount of the increase will be impacted by the portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time. A cumulative-effect adjustment to retained earnings is required as of the beginning of the year of adoption. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

ASU 2016-15 – Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. Current guidance lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. FASB issued the ASU with the intent of reducing diversity in practice with respect to several types of cash flows. The amendments in this Update are effective using a retrospective transition approach for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

ASU 2017-04 – Simplifying the Test for Goodwill Impairment. The Update simplifies the goodwill impairment test. Under the new guidance, Step 2 of the goodwill impairment process that requires an entity to determine the implied fair value of its goodwill by assigning fair value to all its assets and liabilities is eliminated. Instead, the entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance is effective for annual and interim goodwill tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted. This Update is not expected to have a material impact on the Company’s financial statements.

ASU 2017-08 – Premium Amortization on Purchased Callable Debt Securities. The Update amends the guidance related to amortization for certain callable debt securities held at a premium. The new guidance requires the premium to be amortized to the earliest call date. The guidance does not require an accounting change for securities held at a discount. The Update was adopted in the current reporting period and did not have a significant impact on the Company’s financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2017
Available-for-sale
U.S. Treasury security	$998	$—	$1	$997
U.S. Government agencies	10,350	1	35	10,316
Mortgage-backed securities of government agencies	53,106	438	210	53,334
Asset-backed securities of government agencies	1,232	—	19	1,213
State and political subdivisions	27,217	443	72	27,588
Corporate bonds	9,598	72	144	9,526
Equity securities	53	31	—	84

Total available-for-sale	102,554	985	481	103,058
Held-to-maturity securities
U.S. Government agencies	9,475	23	129	9,369
Mortgage-backed securities of government agencies	12,994	207	81	13,120
State and political subdivisions	4,700	24	—	4,724

Total held-to-maturity	27,169	254	210	27,213
Restricted stock	4,614	—	—	4,614

Total securities	$134,337	$1,239	$691	$134,885

December 31, 2016
Available-for-sale
U.S. Treasury security	$1,001	$—	$—	$1,001
U.S. Government agencies	6,500	—	98	6,402
Mortgage-backed securities of government agencies	56,187	239	589	55,837
Other mortgage-backed securities	65	—	—	65
Asset-backed securities of government agencies	1,312	—	46	1,266
State and political subdivisions	30,007	140	439	29,708
Corporate bonds	9,632	28	144	9,516
Equity securities	53	27	—	80

Total available-for-sale	104,757	434	1,316	103,875
Held-to-maturity
U.S. Government agencies	9,472	17	396	9,093
Mortgage-backed securities of government agencies	14,411	141	201	14,351

Total held-to-maturity	23,883	158	597	23,444
Restricted stock	4,614	—	—	4,614

Total securities	$133,254	$592	$1,913	$131,933

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at June 30, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$2,815	$2,836
Due after one through five years	21,224	21,370
Due after five through ten years	26,517	26,770
Due after ten years	51,945	51,998

Total debt securities available-for-sale	$102,501	$102,974

Held-to-maturity
Due in one year or less	$4,700	$4,724
Due after one through five years	476	499
Due after five through ten years	3,000	2,918
Due after ten years	18,993	19,072

Total debt securities held-to-maturity	$27,169	$27,213

Securities with a fair value of approximately $107 million and $95 million were pledged at June 30, 2017 and December 31, 2016, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $4.1 million at June 30, 2017 and December 31, 2016. Federal Reserve Bank stock was $471 thousand at June 30, 2017 and December 31, 2016.

There were no proceeds from sales of securities for the three or six month periods ending June 30, 2017 and 2016.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2017
Available-for-sale
U.S. Treasury security	$1	$997	$—	$—	$1	$997
U.S. Government agencies	35	6,464	—	—	35	6,464
Mortgage-backed securities of government agencies	210	20,136	—	—	210	20,136
Asset-backed securities of government agencies	—	—	19	1,213	19	1,213
State and political subdivisions	53	3,597	19	813	72	4,410
Corporate bonds	1	940	143	2,357	144	3,297
Held-to-maturity
U.S. Government agencies	129	6,869	—	—	129	6,869
Mortgage-backed securities of government agencies	—	—	81	3,534	81	3,534

Total temporarily impaired securities	$429	$39,003	$262	$7,917	$691	$46,920

December 31, 2016
Available-for-sale
U.S. Government agencies	$98	$6,402	$—	$—	$98	$6,402
Mortgage-backed securities of government agencies	589	27,243	—	—	589	27,243
Asset-backed securities of government agencies	—	—	46	1,266	46	1,266
State and political subdivisions	439	19,328	—	—	439	19,328
Corporate bonds	33	3,593	111	1,889	144	5,482
Held-to-maturity
U.S. Government agencies	396	8,602	—	—	396	8,602
Mortgage-backed securities of government agencies	28	2,018	173	3,621	201	5,639

Total temporarily impaired securities	$1,583	$67,186	$330	$6,776	$1,913	$73,962

There were forty-one securities in an unrealized loss position at June 30, 2017, eight (8) of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at June 30, 2017.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Commercial	$141,285	$134,268
Commercial real estate	168,812	159,475
Residential real estate	151,126	144,489
Construction & land development	20,705	23,428
Consumer	16,173	13,308

Total loans before deferred costs	498,101	474,968
Deferred loan costs	524	481

Total Loans	$498,625	$475,449

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

Loans serviced for others approximated $81.6 million and $85.9 million at June 30, 2017 and December 31, 2016, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four (4) counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans. As of June 30, 2017 and December 31, 2016, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

The increase in the provision for loan losses for the three months ended June 30, 2017 related to commercial and commercial real estate loans was primarily due to the increase in the specific allocation related to two commercial relationships. The decrease in the provision related to residential real estate is due to the improvement in the historical losses of loans in this category.

The increase in the provision for loan losses related to commercial real estate was due to the increase in the specific allocation for one commercial real estate relationship, the increase in nonaccrual loans in this category and the increase of special mention loan balances. The decrease in the provision for loan losses for the six months ended June 30, 2017 related to commercial loans was primarily due to the recovery of prior loan charge-offs from one relationship.

The increase in the provision for loan losses for the three and six months ended June 30, 2016 related to commercial loans were due to the increase in specific reserve amounts for two commercial relationships, the downgrade of one commercial relationship and the increase in loan volume. The decrease in the provision related to commercial real estate loans for the six month period in 2016 was primarily due to a recovery of a prior charge-off. The increase in the provision for commercial real estate loans for the three month period of 2016 was due to the downgrade of one commercial relationship.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended June 30, 2017
Beginning balance	$1,704	$1,538	$1,303	$184	$165	$560	$5,454
Provision for loan losses	675	180	(47)	38	18	(19)	845
Charge-offs	(32)	—	—	—	(2)		(34)
Recoveries	15	—	8	—	1		24

Net charge-offs	(17)	—	8	—	(1)		(10)

Ending balance	$2,362	$1,718	$1,264	$222	$182	$541	$6,289

Six months ended June 30, 2017
Beginning balance	$2,207	$1,264	$1,189	$178	$141	$312	$5,291
Provision for loan losses	(156)	454	67	44	47	229	685
Charge-offs	(40)	—	—	—	(7)	—	(47)
Recoveries	351	—	8	—	1	—	360

Net charge-offs	311	—	8	—	(6)	—	313

Ending balance	$2,362	$1,718	$1,264	$222	$182	$541	$6,289

Three months ended June 30, 2016
Beginning balance	$2,053	$1,225	$1,084	$106	$94	$443	$5,005
Provision for loan losses	326	48	11	21	16	(257)	165
Charge-offs	(6)	(12)	—	—	—		(18)
Recoveries	3	1	—	—	—		4

Net charge-offs	(3)	(11)	—	—	—		(14)

Ending balance	$2,376	$1,262	$1,095	$127	$110	$186	$5,156

Six months ended June 30, 2016
Beginning balance	$1,664	$1,271	$1,086	$123	$86	$432	$4,662
Provision for loan losses	720	(180)	7	4	24	(246)	329
Charge-offs	(15)	(12)	—	—	(1)		(28)
Recoveries	7	183	2	—	1		193

Net charge-offs	(8)	171	2	—	—		165

Ending balance	$2,376	$1,262	$1,095	$127	$110	$186	$5,156

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class and based on the impairment method as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
June 30, 2017
Allowance for loan losses:
Individually evaluated for impairment	$573	$243	$25	$—	$—	$—	$841
Collectively evaluated for impairment	1,789	1,475	1,239	222	182	541	5,448

Total ending allowance balance	$2,362	$1,718	$1,264	$222	$182	$541	$6,289

Loans:
Loans individually evaluated for impairment	$3,169	$3,693	$1,465	$—	$—		$8,327
Loans collectively evaluated for impairment	138,116	165,119	149,661	20,705	16,173		489,774

Total ending loans balance	$141,285	$168,812	$151,126	$20,705	$16,173		$498,101

December 31, 2016

Allowance for loan losses:
Individually evaluated for impairment	$705	$—	$24	$—	$—	$—	$729
Collectively evaluated for impairment	1,502	1,264	1,165	178	141	312	4,562

Total ending allowance balance	$2,207	$1,264	$1,189	$178	$141	$312	$5,291

Loans:
Loans individually evaluated for impairment	$5,028	$621	$1,507	$—	$—		$7,156
Loans collectively evaluated for impairment	129,240	158,854	142,982	23,428	13,308		467,812

Total ending loans balance	$134,268	$159,475	$144,489	$23,428	$13,308		$474,968

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
June 30, 2017
Commercial	$3,181	$1,012	$2,160	$3,172	$573
Commercial real estate	3,884	2,456	1,237	3,693	243
Residential real estate	1,643	1,059	409	1,468	25

Total impaired loans	$8,708	$4,527	$3,806	$8,333	$841

December 31, 2016
Commercial	$5,476	$1,690	$3,354	$5,044	$705
Commercial real estate	796	600	21	621	—
Residential real estate	1,681	1,036	472	1,508	24

Total impaired loans	$7,953	$3,326	$3,847	$7,173	$729

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Average recorded investment:
Commercial	$2,794	$6,579	$3,505	$6,360
Commercial real estate	3,600	746	2,019	865
Residential real estate	1,540	1,497	1,514	1,518

Average recorded investment in impaired loans	$7,934	$8,822	$7,038	$8,743

Interest income recognized:
Commercial	$17	$56	$31	$122
Commercial real estate	2	2	2	6
Residential real estate	15	14	30	29

Interest income recognized on a cash basis on impaired loans	$34	$72	$63	$157

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the aging of past due loans and nonaccrual loans as of June 30, 2017 and December 31, 2016 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
June 30, 2017
Commercial	$139,066	$147	$—	$—	$2,072	$2,219	$141,285
Commercial real estate	165,328	58	—	39	3,387	3,484	168,812
Residential real estate	150,426	174	18	30	478	700	151,126
Construction & land development	20,705	—	—	—	—	—	20,705
Consumer	16,047	87	9	—	30	126	16,173

Total Loans	$491,572	$466	$27	$69	$5,967	$6,529	$498,101

December 31, 2016
Commercial	$133,630	$151	$62	$—	$425	$638	$134,268
Commercial real estate	158,504	435	—	39	497	971	159,475
Residential real estate	142,926	816	61	196	490	1,563	144,489
Construction & land development	23,428	—	—	—	—	—	23,428
Consumer	13,234	21	16	—	37	74	13,308

Total Loans	$471,722	$1,423	$139	$235	$1,449	$3,246	$474,968

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed. Loans whose terms have been modified as TDR’s totaled $4.9 million as of June 30, 2017, and $6.4 million as of December 31, 2016, with $456 thousand and $711 thousand of specific reserves allocated to those loans, respectively. At June 30, 2017, $2.5 million of the loans classified as TDR’s were performing in accordance with their modified terms. Of the remaining $2.4 million, all were in nonaccrual of interest status.

The Company held no foreclosed real estate as of June 30, 2017, or December 31, 2016. Consumer mortgage loans in the process of foreclosure were $225 thousand at June 30, 2017 and $448 thousand at December 31, 2016.

The following table presents loans restructured during the three and six month periods ended June 30, 2017 and 2016.

(Dollars in thousands)	Number of loans restructured	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
For the three months ended June 30, 2017
Commercial Real Estate	4	$288	$288
Residential Real Estate	1	14	14

Total Restructured Loans	5	$302	$302

For the six months ended June 30, 2017
Commercial Real Estate	4	$288	$288
Residential Real Estate	1	14	14

Total Restructured Loans	5	$302	$302

For the three months ended June 30, 2016
Residential Real Estate	3	$327	$327

Total Restructured Loans	3	$327	$327

For the six months ended June 30, 2016
Residential Real Estate	3	$327	$327

Total Restructured Loans	3	$327	$327

The restructured loans were modified by changing the monthly payment to interest only. No principal reductions were made. There was one commercial loan in the amount of $3.3 million that was restructured in the fourth quarter of 2016 that has defaulted in 2017. None of the loans that were restructured in 2015 have subsequently defaulted in the six month period ended June 30, 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $300 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class is as follows as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
June 30, 2017
Commercial	$114,648	$17,640	$8,180	$—	$817	$141,285
Commercial real estate	152,806	10,480	5,008	—	518	168,812
Residential real estate	211	—	112	—	150,803	151,126
Construction & land development	15,282	1,423	648	—	3,352	20,705
Consumer	—	—	—	—	16,173	16,173

Total	$282,947	$29,543	$13,948	$—	$171,663	$498,101

December 31, 2016
Commercial	$116,739	$6,874	$9,704	$—	$951	$134,268
Commercial real estate	149,630	4,168	4,766	—	911	159,475
Residential real estate	216	—	175	—	144,098	144,489
Construction & land development	17,183	981	504	—	4,760	23,428
Consumer	—	—	—	—	13,308	13,308

Total	$283,768	$12,023	$15,149	$—	$164,028	$474,968

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans that are not rated by class of loans as of June 30, 2017 and December 31, 2016. Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non-Performing	Total
June 30, 2017
Commercial	$817	$—	$817
Commercial real estate	518	—	518
Residential real estate	150,295	508	150,803
Construction & land development	3,352	—	3,352
Consumer	16,143	30	16,173

Total	$171,125	$538	$171,663

December 31, 2016
Commercial	$951	$—	$951
Commercial real estate	911	—	911
Residential real estate	143,440	658	144,098
Construction & land development	4,760	—	4,760
Consumer	13,271	37	13,308

Total	$163,333	$695	$164,028

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
(Dollars in thousands)	June 30, 2017	December 31, 2016
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$57,103	$48,866
Repurchase agreements	56,932	48,742

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value as of June 30, 2017 and December 31, 2016 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2017
Assets:
Securities available-for-sale
U.S. Treasury security	$997	$—	$—	$997
U.S. Government agencies	—	10,316	—	10,316
Mortgage-backed securities of government agencies	—	53,334	—	53,334
Asset-backed securities of government agencies	—	1,213	—	1,213
State and political subdivisions	—	27,588	—	27,588
Corporate bonds	—	9,526	—	9,526

Total debt securities	997	101,977	—	102,974
Equity securities	84	—	—	84

Total available-for-sale securities	$1,081	$101,977	$—	$103,058

December 31, 2016
Assets:
Securities available-for-sale
U.S. Treasury security	$1,001	$—	$—	$1,001
U.S. Government agencies	—	6,402	—	6,402
Mortgage-backed securities of government agencies	—	55,837	—	55,837
Other mortgage-backed securities	—	65	—	65
Asset-backed securities of government agencies	—	1,266	—	1,266
State and political subdivisions	—	29,708	—	29,708
Corporate bonds	—	9,516	—	9,516

Total debt securities	1,001	102,794	—	103,795
Equity securities	80	—	—	80

Total available-for-sale securities	$1,081	$102,794	$—	$103,875

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of June 30, 2017 and December 31, 2016, by level within the fair value hierarchy. Impaired loans are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2017
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$5,577	$5,577
December 31, 2016
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$6,427	$6,427

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
June 30, 2017
Impaired loans	$5,128	Discounted cash flow	Remaining term Discount rate	1 mo to 29.8 yrs (102 months) 3.5% to 9.8% (5.2%)
	449	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	0% to -50% (-17%) -10%
December 31, 2016
Impaired loans	$5,330	Discounted cash flow	Remaining term Discount rate	6 mos to 29.9 yrs / (61.1 mos) 3.1% to 12.0% / (4.9%)
	1,097	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	0% to -50% (-21.7%) -10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of June 30, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
June 30, 2017
Financial assets
Cash and cash equivalents	$38,796	$38,796	$—	$—	$38,796
Securities available-for-sale	103,058	1,081	101,977	—	103,058
Securities held-to-maturity	27,169	—	27,213	—	27,213
Restricted stock	4,614	4,614	—	—	4,614
Loans held for sale	432	432	—	—	432
Net loans	492,336	—	—	496,611	496,611
Bank-owned life insurance	13,045	13,045	—	—	13,045
Accrued interest receivable	1,440	1,440	—	—	1,440
Mortgage servicing rights	260	—	—	260	260
Financial liabilities
Deposits	$547,104	$436,592	$—	$110,825	$547,417
Short-term borrowings	56,932	56,932	—	—	56,932
Other borrowings	21,781	—	—	20,955	20,955
Accrued interest payable	87	87	—	—	87
December 31, 2016
Financial assets
Cash and cash equivalents	$36,838	$36,838	$—	$—	$36,838
Securities available-for-sale	103,875	1,081	102,794	—	103,875
Securities held-to-maturity	23,883	—	23,444	—	23,444
Restricted stock	4,614	4,614	—	—	4,614
Net loans	470,158	—	—	471,815	471,815
Bank-owned life insurance	10,361	10,361	—	—	10,361
Accrued interest receivable	1,409	1,409	—	—	1,409
Mortgage servicing rights	261	—	—	261	261
Financial liabilities
Deposits	$540,785	$428,676	$—	$112,642	$541,318
Short-term borrowings	48,742	48,742	—	—	48,742
Other borrowings	12,385	—	—	12,511	12,511
Accrued interest payable	76	76	—	—	76

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

The Company also has unrecognized financial instruments at June 30, 2017 and December 31, 2016. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $178.5 million at June 30, 2017 and $163.7 million at December 31, 2016. Such amounts are also considered to be the fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and six month periods ended June 30, 2017 and 2016:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three months ended June 30, 2017
Balance as of March 31, 2017	$(821)	$278	$(543)
Unrealized holding gain on available-for-sale securities arising during the period	916	(312)	604
Amortization of held-to-maturity discount resulting from transfer	26	(9)	17

Total other comprehensive income	942	(321)	621

Balance as of June 30, 2017	$121	$(43)	$78

Six months ended June 30, 2017
Balance as of December 31, 2016	$(1,323)	$449	$(874)
Unrealized holding gain on available-for-sale securities arising during the period	1,386	(471)	915
Amortization of held-to-maturity discount resulting from transfer	58	(21)	37

Total other comprehensive income	1,444	(492)	952

Balance as of June 30, 2017	$121	$(43)	$78

Three months ended June 30, 2016
Balance as of March 31, 2016	$223	$(76)	$147
Unrealized holding gain on available-for-sale securities arising during the period	519	(176)	343
Amortization of held-to-maturity discount resulting from transfer	271	(93)	178

Total other comprehensive income	790	(269)	521

Balance as of June 30, 2016	$1,013	$(345)	$668

Six months ended June 30, 2016
Balance as of December 31, 2015	$(631)	$214	$(417)
Unrealized holding gain on available-for-sale securities arising during the period	1,327	(451)	876
Amortization of held-to-maturity discount resulting from transfer	317	(108)	209

Total other comprehensive income	1,644	(559)	1,085

Balance as of June 30, 2016	$1,013	$(345)	$668

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at June 30, 2017 as compared to December 31, 2016, and the consolidated results of operations for the three and six month periods ended June 30, 2017 compared to the same periods in 2016. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $697 million at June 30, 2017 as compared to $670 million at December 31, 2016. During the six month period ended June 30, 2017, net loans increased $22 million. Cash, cash equivalents, and securities increased $4 million. On the liability side, deposits and repurchase agreements increased by $15 million.

Net loans increased $22 million, or 5%, during the six months ended June 30, 2017. The increase occurred as demand for both business and consumer loans within the bank’s markets continued. The bank has added lending and operations staff to accommodate the increase in demand. Commercial loans including commercial real estate loans increased $16 million, or 6%, while construction and land development loans decreased $3 million, or 12%, as loans transferred to permanent financing. Residential real estate loans increased $7 million, or 5%, and consumer loans increased $3 million, or 22% from December 31, 2016. Home purchase activity has increased and consumers continued to refinance their mortgage loans for lower long-term fixed rates. Residential mortgage loan originations for the six months ended June 30, 2017 and 2016 were $29 million and $28 million, respectively. Originations sold into the secondary market were $4 million during the six month periods ended June 30, 2017 and June 30, 2016. The Bank originates and sells primarily fixed-rate thirty year mortgages into the secondary market.

The allowance for loan losses as a percentage of total loans was 1.26% at June 30, 2017 as compared to 1.11% at December 31, 2016. Outstanding loan balances increased 5% to $499 million at June 30, 2017. A provision of $685 thousand and net recoveries of $313 thousand, increased the allowance for loan losses to $6 million at June 30, 2017.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonaccrual loans increased during the first six months of 2017. For the six months ending June 30, 2017 loans totaling $6 million were placed on nonaccrual status, there were no charge-offs recognized, and pay downs of $1.5 million were received. The increase in nonaccrual loans was primarily due to two lending relationships comprised of several loans. Although payments on these loans were current June 30, 2017, these loans were classified as nonaccrual loans as of the end of the first quarter.

(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Non-performing loans	$6,036	$1,684	$2,734
Other real estate	—	—	72
Allowance for loan losses	6,289	5,291	5,156
Total loans	498,625	475,449	450,789
Allowance: Loans	1.26%	1.11%	1.14%
Allowance: Non-performing loans	1.0x	3.1x	1.9 x

The ratio of gross loans to deposits was 91.1% at June 30, 2017, compared to 87.9% at December 31, 2016.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $691 thousand within the available-for-sale and held-to-maturity portfolios as of June 30, 2017, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments on June 30, 2017, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits increased $6 million, or 1%, from December 31, 2016 with noninterest bearing deposits increasing $1 million and interest-bearing deposit accounts increasing $5 million. Total deposits as of June 30, 2017 are $31 million greater than June 30, 2016 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits, interest-bearing demand, savings, and money market savings accounts.

Short-term borrowings consisting of overnight repurchase agreements with retail customers increased $8 million to $57 million at June 30, 2017 as compared to December 31, 2016 and other borrowings increased $9 million as the Company obtained a $10 million long-term advance and repaid FHLB advances with required monthly amortization.

Total shareholders’ equity amounted to $69 million, or 9.9%, of total assets, at June 30, 2017, compared to $65 million, or 9.8%, of total assets, at December 31, 2016. The increase in shareholders’ equity during the six months ending June 30, 2017 was due to net income of $3.5 million and other comprehensive income of $952 thousand, partially offset by dividends declared of $1.1 million. The Company and the Bank met all regulatory capital requirements at June 30, 2017.

RESULTS OF OPERATIONS

Three months ended June 30, 2017 and 2016

For the quarters ended June 30, 2017 and 2016, the Company recorded net income of $1.7 million and $1.6 million and $0.63 and $0.59 per share, respectively. The $115 thousand increase in net income for the quarter was primarily the result of a $504 thousand increase in net interest income combined with a decrease in other noninterest expenses of $374 thousand. The increase was partially offset by an increase in the provision for loans losses of $680 thousand. Return on average assets and return on average equity were 1.01% and 10.15%, respectively, for the three month period of 2017, compared to 1.00% and 10.14%, respectively for the same quarter in 2016.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended June 30,
	2017		2016
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Interest-earning deposits in other banks	$22,859	1.00%	$11,978	0.66%
Federal funds sold	410	0.98	446	0.45
Taxable securities	101,158	2.37	122,484	2.17
Tax-exempt securities	32,073	3.26	28,221	3.56
Loans	490,359	4.57	447,009	4.48

Total earning assets	646,859	4.04%	610,138	3.88%
Other assets	39,544		36,504

TOTAL ASSETS	$686,403		$646,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$90,002	0.06%	$83,011	0.03%
Savings deposits	170,438	0.17	162,697	0.07
Time deposits	111,637	0.79	117,296	0.73
Other borrowed funds	73,276	0.85	65,369	0.72

Total interest bearing liabilities	445,353	0.42%	428,373	0.34%
Non-interest bearing demand deposits	170,231		152,507
Other liabilities	2,635		1,885
Shareholders’ Equity	68,184		63,877

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$686,403		$646,642

Taxable equivalent net interest spread		3.62%		3.54%
Taxable equivalent net interest margin		3.75%		3.65%

Interest income for the quarter ended June 30, 2017, was $6.4 million representing a $600 thousand increase, or a 10% improvement, compared to the same period in 2016. This increase was primarily due to average loan volume increasing $43 million for the quarter ended June 30, 2017 as compared to the second quarter 2016. The volume of taxable securities declined $21 million on a year over year comparison, resulting in a decrease in interest income of $64 thousand from the volume reduction. Interest expense for the quarter ended June 30, 2017 was $463 thousand, an increase of $96 thousand, or 26%, from the same period in 2016. The increase in interest expense occurred primarily due to an increase in rate on all deposit categories for the quarter ended June 30, 2017.

For the quarter ended June 30, 2017, the provision for loan losses was $845 thousand, compared to a provision of $165 thousand for the same quarter in 2016. For more discussion see Results of Operations for the six months ended June 30. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended June 30, 2017, was $1.1 million, a decrease of $37 thousand, or 3%, compared to the same quarter in 2016. Service charges on deposit accounts decreased $20 thousand, or 7%, compared to the same quarter in 2016 primarily from decreases in overdraft fees. The gain on the sale of mortgage loans to the secondary market decreased to $61 thousand for the quarter ending June, 2017, from $118 thousand in the same quarter in 2016. Debit card interchange income increased $25 thousand, or 9%, with greater fee income in the second quarter of 2017. A loss on asset retirement of $25 thousand included in other noninterest income was recognized during the second quarter of 2016 that did not recur in 2017. Fees from trust and brokerage services decreased $66 thousand to $152 thousand for

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the second quarter 2017 as compared to the same quarter in 2016 due to decreased assets under management.

Noninterest expenses for the quarter ended June 30, 2017 decreased $374 thousand, or 9%, compared to the second quarter of 2016. The provision for unfunded loan commitments decreased $540 thousand during second quarter 2017 related to an impaired commercial credit facility line which was drawn on June 30, 2017. Salaries and employee benefits increased $173 thousand, or 8%, a result of increases in employees, base salary, medical, and other benefits. Debit card expenses increased $27 thousand, or 24%, compared to the second quarter 2016 due to the replacement of all outstanding debit cards with EMV chip cards. Software expense rose $5 thousand quarter over quarter with additional investment. Occupancy expense decreased $19 thousand in 2017 over the second quarter of 2016 due to expense reductions that resulted from the reduction of office lease expense. FDIC assessment declined $30 thousand due to the new rate structure beginning third quarter 2016. Professional and director fees increased $45 thousand for the quarter ended June 30, 2017 as compared to the second quarter 2016. The increase resulted from an increase in internal audit fees and director fees, partially offset by a decrease in other outside service fees.

Federal income tax expense increased $46 thousand, or 7%, for the quarter ended June 30, 2017 as compared to the second quarter of 2016. The provision for income taxes was $751 thousand (effective rate of 30.3%) for the quarter ended June 30, 2017, compared to $705 thousand (effective rate of 30.4%) for the same quarter ended 2016.

RESULTS OF OPERATIONS

Six months ended June 30, 2017 and 2016

Net income for the six months ended June 30, 2017, was $3.5 million or $1.26 per share, as compared to $3.1 million or $1.13 per share during the same period in 2016. Return on average assets and return on average equity were 1.03% and 10.34%, respectively, for the six month period of 2017, compared to 0.97% and 9.83%, respectively for 2016.

Comparative net income increased as total interest and dividend income increased $1.2 million or 10% for the six month period in 2017 as compared to 2016. The provision for loan losses increased $356 thousand or 108% during the same comparative period. Noninterest income increased $77 thousand to $2.2 million or 4% for the six month period ending in 2017 as compared to 2016. Noninterest expense increased to $8.3 million for the six months ended June 30, 2017, an increase of $283 thousand or 4% from the same period last year.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet and Net Interest Margin Analysis

	For the six months ended June 30,
	2017		2016
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Due from banks-interest bearing	$17,705	1.01%	$13,906	0.69%
Federal funds sold	698	0.78	492	0.49
Taxable securities	101,932	2.37	128,532	2.19
Tax-exempt securities	31,373	3.30	27,132	3.58
Loans	485,534	4.59	437,462	4.47

Total earning assets	637,242	4.07%	607,524	3.85%
Other assets	39,413		36,132

TOTAL ASSETS	$676,655		$643,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$86,169	0.06%	$82,607	0.03%
Savings deposits	164,924	0.15	164,939	0.07
Time deposits	111,560	0.77	117,943	0.74
Other borrowed funds	65,781	0.84	64,554	0.73

Total interest bearing liabilities	428,434	0.40%	430,043	0.35%
Non-interest bearing demand deposits	168,727		148,362
Other liabilities	12,117		2,000
Shareholders’ Equity	67,377		63,251

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$676,655		$643,656

Taxable equivalent net interest spread		3.67%		3.50%
Taxable equivalent net interest margin		3.80%		3.61%

Interest income on loans increased $1.3 million, or 14%, for the six months ended June 30, 2017, as compared to the same period in 2016. This increase was primarily due to an average loan volume increase of $48 million for the comparable six month periods. Interest income on securities decreased $182 thousand, or 11%, as the average volume of securities decreased $22 million, for the comparable six month periods. Interest income on fed funds sold and interest bearing deposits increased $42 thousand for the six months ended June 30, 2017 as the yield on fed funds sold and due from banks interest bearing balances increased 0.32%, compared to the same period in 2016.

Interest expense increased $104 thousand to $847 thousand for the six months ended June 30, 2017, compared to the same period in 2016. Interest expense on deposits increased $65 thousand, or 13%, from the same period as last year. Interest expense on short-term and other borrowings increased $39 thousand, or 17%. The increase in interest expense has been caused by higher interest rates being paid on all deposits and borrowings. Additionally, during the comparable six month periods, the Company grew non-interest bearing deposits by $20 million in 2017. Time deposits continue to renew at higher interest rates, and some depositors have moved monies to savings instruments anticipating higher interest rates. Competition for deposits appears to be increasing from a year ago with larger money center banks and community banks increasing rates offered for money market savings accounts. The net interest margin increased by 19 basis points for the six month period ended June 30, 2017, to 3.80%, from 3.61% for the same period in 2016. This margin increase is primarily the result of increased loan volume.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for loan losses was $685 thousand during the six months of 2017, compared to $329 thousand in the same six month period of 2016. The increase in the provision for loan losses from a year ago reflects an increase in nonperforming loans. Early stage loan delinquency has decreased and net loan recoveries were reflected in both six month periods. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.

Non-interest income increased $77 thousand during the six months ended June 30, 2017, as compared to the same period in 2016. A loss on asset retirement of $64 thousand was recognized in other income during the six month period in 2016. Service charges on deposits decreased $7 thousand from the same period in 2016 reflecting a decrease in overdraft fees based on volume. Decreases were recognized in gains on mortgage loans sold in the secondary market on a year over year basis as more loans were originated and retained for portfolio. Debit card interchange income increased $51 thousand, or 10%, as a result of increased servicer revenue during the six months of 2017.

Non-interest expenses increased $283 thousand, or 4%, for the six months ended June 30, 2017, compared to the same period in 2016. Salaries and employee benefits increased $305 thousand, or 7%, primarily the result of salary and medical benefit increases. Marketing and public relations expense decreased $61 thousand, or 27%, primarily due to expenses related to redesign of the company’s website in 2016. Professional fees increased $40 thousand, or 11%, as audit expense grew by $73 thousand on a year over year basis from the outsourcing of internal audit in 2017. Loan legal and collection fees were decreased $36 thousand for the six month period ended June 30, 2017 with the collection of prior period legal expenses. Software expense increased $29 thousand for the six month period in 2017 as compared to the same period in 2016. The Bank’s telephone and data line expense decreased $3 thousand to $120 thousand for the six months ended 2017 reflecting an expense reduction initiative. Occupancy and equipment expense decreased $55 thousand, or 7%, reflecting a decrease in building lease expense and an increase in building rental income when compared to 2016.

The provision for income taxes of $1.5 million increased in 2017 from 2016 with a slight reduction to the effective rate of 30.3% for the six months ended June 30, 2017 as compared to 2016.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 9.2% at June 30, 2017 compared with 9.1% at December 30, 2016.

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. As of June 30, 2017 the Company and the Bank met all capital adequacy requirements to which they were subject.

	June 30, 2017	December 31, 2016
Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	12.5%	12.6%
Bank	12.2%	12.4%
Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	12.5%	12.6%
Bank	12.2%	12.4%
Total Capital To Risk Weighted Assets Ratio
Consolidated	13.7%	13.7%
Bank	13.5%	13.5%
Tier 1 Leverage Ratio
Consolidated	9.3%	9.3%
Bank	9.2%	9.1%

LIQUIDITY

(Dollars in millions)	June 30, 2017	December 31, 2016	Change
Cash and cash equivalents	$39	$37	$2
Unused lines of credit	76	66	10
Unpledged AFS securities at fair market value	26	37	(11)

	$141	$140	$1

Net deposits and short-term liabilities	$539	$533	$6

Liquidity ratio	26.2%	26.1%	0.1
Minimum board approved liquidity ratio	20.0%	20.0%	—

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

The liquidity ratio was 26.2% and 26.1% at June 30, 2017 and December 31, 2016.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2017, from the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. Minor variances with net interest income exceeding the board approved policy are being projected in the June 2017 dynamic balance sheet simulation coupled with immediate rate shocks. All other balance sheet positions and interest rate projections are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -100 through +400 basis point changes, in 100 basis point increments, in market interest rates at June 30, 2017 and December 31, 2016. The net interest income reflected is for the first twelve month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

June 30, 2017
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$26,972	$1,645	6.5%	+/-25%
+300	26,595	1,268	5.0	+/-15
+200	26,183	856	3.4	+/-10
+100	25,765	438	1.7	+/-5
0	25,327	—	—	—
-100	24,389	(938)	(3.7)	+/-5

December 31, 2016
+400	$25,519	$1,889	8.0%	+/-25%
+300	25,063	1,433	6.1	+/-15
+200	24,577	947	4.0	+/-10
+100	24,092	462	2.0	+/-5
0	23,630	—	—	—
-100	22,841	(789)	(3.3)	+/-5

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

Quarter ended June 30, 2017

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

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. No repurchases were made during the quarterly period ended June 30, 2017.

ITEM 3-	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4-	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5-	OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June 30, 2017

PART II – OTHER INFORMATION

ITEM 6-	Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC. (Registrant)

Date: August 11, 2017	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: August 11, 2017	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer

CSB BANCORP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.