Form 10-Q
period 2017-09-30
CSB BANCORP INC /OH
filed 2017-11-09
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at November 1, 2017:
2,742,242 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2017

Part I - Financial Information

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2017	2016
ASSETS
Cash and cash equivalents
Cash and due from banks	$15,592	$13,590
Interest-earning deposits in other banks	29,780	23,248

Total cash and cash equivalents	45,372	36,838

Securities
Available-for-sale, at fair value	98,048	103,875
Held-to-maturity (fair value 2017-$26,431; 2016-$23,444)	26,475	23,883
Restricted stock, at cost	4,614	4,614

Total securities	129,137	132,372

Loans held for sale	1,108	—

Loans	509,458	475,449
Less allowance for loan losses	5,436	5,291

Net loans	504,022	470,158

Premises and equipment, net	8,906	8,749
Core deposit intangible	296	383
Goodwill	4,728	4,728
Bank-owned life insurance	13,131	10,361
Accrued interest receivable and other assets	4,124	6,389

TOTAL ASSETS	$710,824	$669,978

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing	$167,563	$167,824
Interest-bearing	404,063	372,961

Total deposits	571,626	540,785

Short-term borrowings	45,057	48,742
Other borrowings	21,596	12,385
Accrued interest payable and other liabilities	2,707	2,651

Total liabilities	640,986	604,563

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding (shares 2017 and 2016 - 2,742,242)	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	46,250	42,629
Treasury stock at cost (shares 2017 and 2016 - 238,360)	(4,784)	(4,784)
Accumulated other comprehensive loss	(72)	(874)

Total shareholders’ equity	69,838	65,415

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$710,824	$669,978

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME
Loans, including fees	$5,907	$5,042	$16,940	$14,750
Taxable securities	599	634	1,796	2,032
Nontaxable securities	171	163	509	482
Other	89	24	180	73

Total interest and dividend income	6,766	5,863	19,425	17,337

INTEREST EXPENSE
Deposits	368	249	942	758
Short-term borrowings	49	19	106	55
Other borrowings	145	98	361	296

Total interest expense	562	366	1,409	1,109

NET INTEREST INCOME	6,204	5,497	18,016	16,228

PROVISION FOR LOAN LOSSES	280	164	965	493

Net interest income, after provision for loan losses	5,924	5,333	17,051	15,735

NONINTEREST INCOME
Service charges on deposit accounts	287	301	847	867
Trust services	122	213	481	657
Debit card interchange fees	298	270	882	803
Gain on sale of loans, net	94	71	197	221
Earnings on bank owned life insurance	86	70	270	207
Securities gains	—	1	—	1
Other income	167	169	543	428

Total noninterest income	1,054	1,095	3,220	3,184

NONINTEREST EXPENSES
Salaries and employee benefits	2,531	2,319	7,462	6,945
Occupancy expense	236	229	660	707
Equipment expense	143	170	485	513
Professional and director fees	257	221	660	584
Financial institutions and franchise tax expense	131	107	394	320
Marketing and public relations	91	94	259	322
Software expense	219	203	633	587
Debit card expense	139	120	410	338
Amortization of intangible assets	29	30	87	91
FDIC insurance expense	58	57	160	222
Other expenses	452	444	1,410	1,416

Total noninterest expenses	4,286	3,994	12,620	12,045

Income before income taxes	2,692	2,434	7,651	6,874
FEDERAL INCOME TAX PROVISION	826	740	2,329	2,089

NET INCOME	$1,866	$1,694	$5,322	$4,785

Basic and diluted net earnings per share	$0.68	$0.61	$1.94	$1.74

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income	$1,866	$1,694	$5,322	$4,785

Other comprehensive income (loss)
Unrealized (losses) gains arising during the period	(255)	128	1,132	1,455
Amounts reclassified from accumulated other comprehensive income, held-to-maturity	27	175	84	491
Income tax effect	78	(103)	(414)	(661)

Reclassification adjustment for gains on available-for-sale securities included in net income	—	(1)	—	(1)
Income tax effect	—	—	—	—

Other comprehensive income (loss)	(150)	199	802	1,284

Total comprehensive income	$1,716	$1,893	$6,124	$6,069

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Balance at beginning of period	$68,726	$64,407	$65,415	$61,266
Net income	1,866	1,694	5,322	4,785
Other comprehensive income (loss)	(150)	199	802	1,284
Stock options exercised 1,246 shares issued in 2016	—	—	—	7
Cash dividends declared	(604)	(549)	(1,701)	(1,591)

Balance at end of period	$69,838	$65,751	$69,838	$65,751

Cash dividends declared per share	$0.22	$0.20	$0.62	$0.58

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2017	2016
NET CASH FROM OPERATING ACTIVITIES	$4,812	$6,206

CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, held-to-maturity	2,156	18,302
Proceeds from repayments, available-for-sale	15,818	38,139
Purchases, available-for-sale	(9,243)	(22,217)
Purchases, held-to-maturity	(4,700)	(7,000)
Proceeds from sale of available-for-sale securities	—	1
Loan originations, net of repayments	(34,774)	(40,480)
Property, equipment, and software acquisitions	(805)	(1,055)

Net cash used in investing activities	(31,548)	(14,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	30,841	(2,802)
Net change in short-term borrowings	(3,685)	2,369
Proceeds from other borrowings	10,000	—
Repayment of other borrowings	(789)	(989)
Cash dividends paid	(1,097)	(1,042)

Net cash provided by (used in) financing activities	35,270	(2,464)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$8,534	$(10,568)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,838	38,272

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,372	$27,704

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,393	$1,124
Income taxes	2,920	1,900
Noncash financing activities:
Dividends declared	604	549

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2017, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2016, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the operating results for the full year or any future interim period.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2017
Available-for-sale
U.S. Treasury security	$999	$—	$1	$998
U.S. Government agencies	8,350	—	50	8,300
Mortgage-backed securities of government agencies	50,452	340	286	50,506
Asset-backed securities of government agencies	1,198	—	4	1,194
State and political subdivisions	27,166	385	74	27,477
Corporate bonds	9,580	70	167	9,483
Equity securities	53	37	—	90

Total available-for-sale	97,798	832	582	98,048

Held-to-maturity
U.S. Government agencies	9,475	21	153	9,343
Mortgage-backed securities of government agencies	12,300	170	96	12,374
State and political subdivisions	4,700	14	—	4,714

Total held-to-maturity	26,475	205	249	26,431

Restricted stock	4,614	—	—	4,614

Total securities	$128,887	$1,037	$831	$129,093

December 31, 2016
Available-for-sale
U.S. Treasury security	$1,001	$—	$—	$1,001
U.S. Government agencies	6,500	—	98	6,402
Mortgage-backed securities of government agencies	56,187	239	589	55,837
Other mortgage-backed securities	65	—	—	65
Asset-backed securities of government agencies	1,312	—	46	1,266
State and political subdivisions	30,007	140	439	29,708
Corporate bonds	9,632	28	144	9,516
Equity securities	53	27	—	80

Total available-for-sale	104,757	434	1,316	103,875
Held-to-maturity
U.S. Government agencies	9,472	17	396	9,093
Mortgage-backed securities of government agencies	14,411	141	201	14,351

Total held-to-maturity	23,883	158	597	23,444
Restricted stock	4,614	—	—	4,614

Total securities	$133,254	$592	$1,913	$131,933

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at September 30, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$3,190	$3,208
Due after one through five years	18,798	18,917
Due after five through ten years	26,083	26,271
Due after ten years	49,674	49,562

Total debt securities available-for-sale	$97,745	$97,958

Held-to-maturity
Due in one year or less	$4,700	$4,714
Due after one through five years	477	498
Due after five through ten years	3,000	2,914
Due after ten years	18,298	18,305

Total debt securities held-to-maturity	$26,475	$26,431

Securities with a fair value of approximately $101 million and $95 million were pledged at September 30, 2017 and December 31, 2016, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $4.1 million at September 30, 2017 and December 31, 2016. Federal Reserve Bank stock was $471 thousand at September 30, 2017 and December 31, 2016.

There were no proceeds from sales of securities for the three or nine month periods ending September 30, 2017. There were proceeds received and gains recognized of $1 thousand on the conversion of restricted stock in the nine month period ending September 30, 2016.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2017
Available-for-sale
U.S. Treasury security	$1	$998	$—	$—	$1	$998
U.S. Government agencies	10	3,840	40	4,460	50	8,300
Mortgage-backed securities of government agencies	245	20,128	41	2,316	286	22,444
Asset-backed securities of government agencies	—	—	4	1,194	4	1,194
State and political subdivisions	9	1,693	65	2,961	74	4,654
Corporate bonds	—	—	167	2,333	167	2,333
Held-to-maturity
U.S. Government agencies	32	3,966	121	4,879	153	8,845
Mortgage-backed securities of government agencies	3	2,011	93	3,274	96	5,285

Total temporarily impaired securities	$300	$32,636	$531	$21,417	$831	$54,053

December 31, 2016
Available-for-sale
U.S. Government agencies	$98	$6,402	$—	$—	$98	$6,402
Mortgage-backed securities of government agencies	589	27,243	—	—	589	27,243
Asset-backed securities of government agencies	—	—	46	1,266	46	1,266
State and political subdivisions	439	19,328	—	—	439	19,328
Corporate bonds	33	3,593	111	1,889	144	5,482
Held-to-maturity
U.S. Government agencies	396	8,602	—	—	396	8,602
Mortgage-backed securities of government agencies	28	2,018	173	3,621	201	5,639

Total temporarily impaired securities	$1,583	$67,186	$330	$6,776	$1,913	$73,962

There were forty-six securities in an unrealized loss position at September 30, 2017, twenty (20) of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at September 30, 2017.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Commercial	$137,459	$134,268
Commercial real estate	177,588	159,475
Residential real estate	153,281	144,489
Construction & land development	23,915	23,428
Consumer	16,686	13,308

Total loans before deferred costs	508,929	474,968
Deferred loan costs	529	481

Total Loans	$509,458	$475,449

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

With respect to loans to developers and builders that are secured by non-owner occupied properties, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction and land development loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Construction and land development loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate.

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

Loans serviced for others approximated $79.8 million and $85.9 million at September 30, 2017 and December 31, 2016, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four (4) counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans. As of September 30, 2017 and December 31, 2016, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

The increase in the provision for loan losses for the three months ended September 30, 2017 related to commercial loans was primarily due to the increase in historical losses of loans in this category. The decrease in the provision related to commercial real estate loans was due to the decrease in the specific impairment amount related to one loan relationship. The decrease in the provision related to residential real estate loans is due to the decrease of loan delinquencies in this category.

The increase in the provision for loan losses related to commercial loans for the nine months ended September 30, 2017 was due to the increase in the historical loss rate and the increase of special mention loans in this category. The increase in the provision related to commercial real estate loans was due to the increase in nonaccrual loans in this category and the increase of adversely classified loan balances.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended September 30, 2017
Beginning balance	$2,362	$1,718	$1,264	$222	$182	$541	$6,289
Provision for loan losses	881	(88)	(53)	21	(5)	(476)	280
Charge-offs	(1,138)	—	—	—	—		(1,138)
Recoveries	4	—	—	—	1		5

Net charge-offs	(1,134)	—	—	—	1		(1,133)

Ending balance	$2,109	$1,630	$1,211	$243	$178	$65	$5,436

Nine months ended September 30, 2017
Beginning balance	$2,207	$1,264	$1,189	$178	$141	$312	$5,291
Provision for loan losses	725	366	14	65	42	(247)	965
Charge-offs	(1,178)	—	—	—	(7)		(1,185)
Recoveries	355	—	8	—	2		365

Net charge-offs	(823)	—	8	—	(5)		(820)

Ending balance	$2,109	$1,630	$1,211	$243	$178	$65	$5,436

Three months ended September 30, 2016
Beginning balance	$2,376	$1,262	$1,095	$127	$110	$186	$5,156
Provision for loan losses	77	63	50	24	74	(124)	164
Charge-offs	(261)	(38)	—	—	(47)		(346)
Recoveries	27	—	1	—	—		28

Net charge-offs	(234)	(38)	1	—	(47)		(318)

Ending balance	$2,219	$1,287	$1,146	$151	$137	$62	$5,002

Nine months ended September 30, 2016
Beginning balance	$1,664	$1,271	$1,086	$123	$86	$432	$4,662
Provision for loan losses	797	(117)	57	28	98	(370)	493
Charge-offs	(276)	(50)	—	—	(48)		(374)
Recoveries	34	183	3	—	1		221

Net charge-offs	(242)	133	3	—	(47)		(153)

Ending balance	$2,219	$1,287	$1,146	$151	$137	$62	$5,002

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class and based on the impairment method as of September 30, 2017 and December 31, 2016:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
September 30, 2017
Allowance for loan losses:
Individually evaluated for impairment	$5	$20	$24	$—	$—	$—	$49
Collectively evaluated for impairment	2,104	1,610	1,187	243	178	65	5,387

Total ending allowance balance	$2,109	$1,630	$1,211	$243	$178	$65	$5,436

Loans:
Loans individually evaluated for impairment	$1,241	$3,703	$1,486	$—	$—		$6,430
Loans collectively evaluated for impairment	136,218	173,885	151,795	23,915	16,686		502,499

Total ending loans balance	$137,459	$177,588	$153,281	$23,915	$16,686		$508,929

December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$705	$—	$24	$—	$—	$—	$729
Collectively evaluated for impairment	1,502	1,264	1,165	178	141	312	4,562

Total ending allowance balance	$2,207	$1,264	$1,189	$178	$141	$312	$5,291

Loans:
Loans individually evaluated for impairment	$5,028	$621	$1,507	$—	$—		$7,156
Loans collectively evaluated for impairment	129,240	158,854	142,982	23,428	13,308		467,812

Total ending loans balance	$134,268	$159,475	$144,489	$23,428	$13,308		$474,968

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2017 and December 31, 2016:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
September 30, 2017
Commercial	$2,868	$1,238	$5	$1,243	$5
Commercial real estate	3,901	3,653	51	3,704	20
Residential real estate	1,667	1,095	392	1,487	24

Total impaired loans	$8,436	$5,986	$448	$6,434	$49

December 31, 2016
Commercial	$5,476	$1,690	$3,354	$5,044	$705
Commercial real estate	796	600	21	621	—
Residential real estate	1,681	1,036	472	1,508	24

Total impaired loans	$7,953	$3,326	$3,847	$7,173	$729

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Average recorded investment:
Commercial	$3,084	$6,389	$3,376	$6,393
Commercial real estate	4,712	660	2,934	799
Residential real estate	1,370	1,460	1,471	1,504

Average recorded investment in impaired loans	$9,166	$8,509	$7,781	$8,696

Interest income recognized:
Commercial	$10	$54	$41	$176
Commercial real estate	7	3	9	9
Residential real estate	13	15	43	44

Interest income recognized on a cash basis on impaired loans	$30	$72	$93	$229

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the aging of past due loans and nonaccrual loans as of September 30, 2017 and December 31, 2016 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2017
Commercial	$136,544	$28	$—	$144	$743	$915	$137,459
Commercial real estate	173,989	160	—	40	3,399	3,599	177,588
Residential real estate	151,684	914	108	68	507	1,597	153,281
Construction & land development	23,915	—	—	—	—	—	23,915
Consumer	16,561	87	9	1	28	125	16,686

Total Loans	$502,693	$1,189	$117	$253	$4,677	$6,236	$508,929

December 31, 2016
Commercial	$133,630	$151	$62	$—	$425	$638	$134,268
Commercial real estate	158,504	435	—	39	497	971	159,475
Residential real estate	142,926	816	61	196	490	1,563	144,489
Construction & land development	23,428	—	—	—	—	—	23,428
Consumer	13,234	21	16	—	37	74	13,308

Total Loans	$471,722	$1,423	$139	$235	$1,449	$3,246	$474,968

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed. Loans whose terms have been modified as TDR’s totaled $3.1 million as of September 30, 2017, and $6.4 million as of December 31, 2016, with $24 thousand and $711 thousand of specific reserves allocated to those loans, respectively. At September 30, 2017, $2.0 million of the loans classified as TDR’s were performing in accordance with their modified terms. Of the remaining $1.1 million, all were in nonaccrual of interest status.

The Company held no foreclosed real estate as of September 30, 2017, or December 31, 2016. Consumer mortgage loans in the process of foreclosure were $154 thousand at September 30, 2017 and $448 thousand at December 31, 2016.

The following table presents loans restructured during the three and nine month periods ended September 30, 2017 and 2016.

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
For the three months ended September 30, 2017
Residential Real Estate	1	$38	$38

Total Restructured Loans	1	$38	$38

For the nine months ended September 30, 2017
Commercial Real Estate	4	$288	$288
Residential Real Estate	2	52	52

Total Restructured Loans	6	$340	$340

For the three months ended September 30, 2016
Residential Real Estate	—	$—	$—

Total Restructured Loans	—	$—	$—

For the nine months ended September 30, 2016
Residential Real Estate	3	$327	$327

Total Restructured Loans	3	$327	$327

The restructured loans were modified by changing the monthly payment to interest only. No principal reductions were made. There was one commercial loan in the amount of $3.3 million that was restructured in the fourth quarter of 2016 that has defaulted in 2017. None of the loans that were restructured in 2015 have subsequently defaulted in the nine month period ended September 30, 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $300 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class is as follows as of September 30, 2017 and December 31, 2016:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
September 30, 2017
Commercial	$115,301	$16,167	$5,130	$—	$861	$137,459
Commercial real estate	160,677	9,933	6,744	—	234	177,588
Residential real estate	208	—	183	—	152,890	153,281
Construction & land development	18,171	1,410	—	—	4,334	23,915
Consumer	—	—	—	—	16,686	16,686

Total	$294,357	$27,510	$12,057	$—	$175,005	$508,929

December 31, 2016
Commercial	$116,739	$6,874	$9,704	$—	$951	$134,268
Commercial real estate	149,630	4,168	4,766	—	911	159,475
Residential real estate	216	—	175	—	144,098	144,489
Construction & land development	17,183	981	504	—	4,760	23,428
Consumer	—	—	—	—	13,308	13,308

Total	$283,768	$12,023	$15,149	$—	$164,028	$474,968

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans that are not rated by class of loans as of September 30, 2017 and December 31, 2016. Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non-Performing	Total
September 30, 2017
Commercial	$861	$—	$861
Commercial real estate	234	—	234
Residential real estate	152,315	575	152,890
Construction & land development	4,334	—	4,334
Consumer	16,657	29	16,686

Total	$174,401	$604	$175,005

December 31, 2016
Commercial	$951	$—	$951
Commercial real estate	911	—	911
Residential real estate	143,440	658	144,098
Construction & land development	4,760	—	4,760
Consumer	13,271	37	13,308

Total	$163,333	$695	$164,028

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
(Dollars in thousands)	September 30, 2017	December 31, 2016
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$45,234	$48,866
Repurchase agreements	45,057	48,742

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value as of September 30, 2017 and December 31, 2016 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2017
Assets:
Securities available-for-sale
U.S. Treasury security	$998	$—	$—	$998
U.S. Government agencies	—	8,300	—	8,300
Mortgage-backed securities of government agencies	—	50,506	—	50,506
Asset-backed securities of government agencies	—	1,194	—	1,194
State and political subdivisions	—	27,477	—	27,477
Corporate bonds	—	9,483	—	9,483

Total debt securities	998	96,960	—	97,958
Equity securities	90	—	—	90

Total available-for-sale securities	$1,088	$96,960	$—	$98,048

December 31, 2016
Assets:
Securities available-for-sale
U.S. Treasury security	$1,001	$—	$—	$1,001
U.S. Government agencies	—	6,402	—	6,402
Mortgage-backed securities of government agencies	—	55,837	—	55,837
Other mortgage-backed securities	—	65	—	65
Asset-backed securities of government agencies	—	1,266	—	1,266
State and political subdivisions	—	29,708	—	29,708
Corporate bonds	—	9,516	—	9,516

Total debt securities	1,001	102,794	—	103,795
Equity securities	80	—	—	80

Total available-for-sale securities	$1,081	$102,794	$—	$103,875

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of September 30, 2017 and December 31, 2016, by level within the fair value hierarchy. Impaired loans are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2017
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$6,381	$6,381

December 31, 2016
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$6,427	$6,427

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
September 30, 2017
Impaired loans	$2,120	Discounted cash flow	Remaining term Discount rate	7 mo to 29.8 yrs (182 months) 3.5% to 9.8% (4.9%)

	4,261	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	0% to -25% (-20%) -10%

December 31, 2016
Impaired loans	$5,330	Discounted cash flow	Remaining term Discount rate	6 mos to 29.9 yrs / (61.1 mos) 3.1% to 12.0% / (4.9%)

	1,097	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	0% to -50% (-21.7%) -10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of September 30, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
September 30, 2017
Financial assets
Cash and cash equivalents	$45,372	$45,372	$—	$—	$45,372
Securities available-for-sale	98,048	1,088	96,960	—	98,048
Securities held-to-maturity	26,475	—	26,431	—	26,431
Restricted stock	4,614	4,614	—	—	4,614
Loans held for sale	1,108	1,108	—	—	1,108
Net loans	504,022	—	—	507,303	507,303
Bank-owned life insurance	13,131	13,131	—	—	13,131
Accrued interest receivable	1,701	1,701	—	—	1,701
Mortgage servicing rights	266	—	—	266	266
Financial liabilities
Deposits	$571,626	$459,054	$—	$112,960	$572,014
Short-term borrowings	45,057	45,057	—	—	45,057
Other borrowings	21,596	—	—	20,734	20,734
Accrued interest payable	92	92	—	—	92

December 31, 2016
Financial assets
Cash and cash equivalents	$36,838	$36,838	$—	$—	$36,838
Securities available-for-sale	103,875	1,081	102,794	—	103,875
Securities held-to-maturity	23,883	—	23,444	—	23,444
Restricted stock	4,614	4,614	—	—	4,614
Net loans	470,158	—	—	471,815	471,815
Bank-owned life insurance	10,361	10,361	—	—	10,361
Accrued interest receivable	1,409	1,409	—	—	1,409
Mortgage servicing rights	261	—	—	261	261
Financial liabilities
Deposits	$540,785	$428,676	$—	$112,642	$541,318
Short-term borrowings	48,742	48,742	—	—	48,742
Other borrowings	12,385	—	—	12,511	12,511
Accrued interest payable	76	76	—	—	76

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

Mortgage servicing rights

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates discounted cash flow and repayment assumptions based on management’s best judgment, classified as Level III.

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

The Company also has unrecognized financial instruments at September 30, 2017 and December 31, 2016. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $177.8 million at September 30, 2017 and $163.7 million at December 31, 2016. Such amounts are also considered to be the fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and nine month periods ended September 30, 2017 and 2016:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three months ended September 30, 2017
Balance as of June 30, 2017	$121	$(43)	$78
Unrealized holding gain on available-for-sale securities arising during the period	(255)	87	(168)
Reclassify gain included in income	—	—	—
Amortization of held-to-maturity discount resulting from transfer	27	(9)	18

Total other comprehensive income (loss)	(228)	78	(150)

Balance as of September 30, 2017	$(107)	$35	$(72)

Nine months ended September 30, 2017
Balance as of December 31, 2016	$(1,323)	$449	$(874)
Unrealized holding gain on available-for-sale securities arising during the period	1,132	(385)	747
Reclassify gain included in income	—	—	—
Amortization of held-to-maturity discount resulting from transfer	84	(29)	55

Total other comprehensive income (loss)	1,216	(414)	802

Balance as of September 30, 2017	$(107)	$35	$(72)

Three months ended September 30, 2016
Balance as of June 30, 2016	$1,012	$(344)	$668
Unrealized holding gain on available-for-sale securities arising during the period	128	(43)	85
Reclassify gain included in income	(1)	—	(1)
Amortization of held-to-maturity discount resulting from transfer	175	(60)	115

Total other comprehensive income (loss)	302	(103)	199

Balance as of September 30, 2016	$1,314	$(447)	$867

Nine months ended September 30, 2016
Balance as of December 31, 2015	$(631)	$214	$(417)
Unrealized holding gain on available-for-sale securities arising during the period	1,455	(494)	961
Reclassify gain included in income	(1)	—	(1)
Amortization of held-to-maturity discount resulting from transfer	491	(167)	324

Total other comprehensive income (loss)	1,945	(661)	1,284

Balance as of September 30, 2016	$1,314	$(447)	$867

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at September 30, 2017 as compared to December 31, 2016, and the consolidated results of operations for the three and nine month periods ended September 30, 2017 compared to the same periods in 2016. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $711 million at September 30, 2017 as compared to $670 million at December 31, 2016. During the nine month period ended September 30, 2017, net loans increased $34 million. Cash, cash equivalents, and securities increased $5 million. On the liability side, deposits and repurchase agreements increased by $27 million.

Net loans increased $34 million, or 7%, during the nine months ended September 30, 2017. The increase occurred as demand for both business and consumer loans within the bank’s markets continued. The bank has added lending and operations staff to accommodate the increase in demand. Commercial loans including commercial real estate loans increased $21 million, or 7%, while construction and land development loans increased $487 thousand, or 2%. Residential real estate loans increased $9 million, or 6%, and consumer loans increased $3 million, or 25% from December 31, 2016. Home purchase activity has increased and consumers continued to refinance their mortgage loans for lower long-term fixed rates. Residential mortgage loan originations for the nine months ended September 30, 2017 and 2016 were $44 million and $48 million, respectively. Originations sold into the secondary market were $7 million and $6 million, respectively during the nine month periods ended September 30, 2017 and September 30, 2016. The Bank originates and sells primarily fixed-rate thirty year mortgages into the secondary market.

The allowance for loan losses as a percentage of total loans was 1.07% at September 30, 2017 as compared to 1.11% at December 31, 2016. Outstanding loan balances increased 7% to $509 million at September 30, 2017. A provision of $965 thousand and net charge-offs of $820 thousand, increased the allowance for loan losses to $5.4 million at September 30, 2017.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonaccrual loans increased during the first nine months of 2017. For the nine months ending September 30, 2017 loans totaling $6.1 million were placed on nonaccrual status, there were $1.0 million charge-downs recognized, and pay downs of $1.8 million were received. The increase in nonaccrual loans was primarily due to two lending relationships comprised of several loans. Management continues to work through the resolution of the two credit facilities.

	September 30,	December 31,	September 30,
(Dollars in thousands)	2017	2016	2016
Non-performing loans	$4,930	$1,684	$2,816
Other real estate	—	—	33
Allowance for loan losses	5,436	5,291	5,002
Total loans	509,458	475,449	463,211
Allowance: Loans	1.07%	1.11%	1.08%
Allowance: Non-performing loans	1.1x	3.1x	1.8 x

The ratio of gross loans to deposits was 89.1% at September 30, 2017, compared to 87.9% at December 31, 2016.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $1 million within the available-for-sale and held-to-maturity portfolios as of September 30, 2017, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments on September 30, 2017, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits increased $31 million, or 6%, from December 31, 2016 with noninterest bearing deposits decreasing $261 thousand and interest-bearing deposit accounts increasing $31 million. Total deposits as of September 30, 2017 are $49 million greater than September 30, 2016 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits, interest-bearing demand, savings, and money market savings accounts.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $4 million to $45 million at September 30, 2017 as compared to December 31, 2016 and other borrowings increased $9 million as the Company obtained a $10 million long-term advance and repaid FHLB advances with required monthly amortization.

Total shareholders’ equity amounted to $70 million, or 9.8%, of total assets, at September 30, 2017, compared to $65 million, or 9.8%, of total assets, at December 31, 2016. The increase in shareholders’ equity during the nine months ending September 30, 2017 was due to net income of $5 million and other comprehensive income of $802 thousand, partially offset by dividends declared of $2 million. The Company and the Bank met all regulatory capital requirements at September 30, 2017.

RESULTS OF OPERATIONS

Three months ended September 30, 2017 and 2016

For the quarters ended September 30, 2017 and 2016, the Company recorded net income of $1.9 million and $1.7 million and $.68 and $.61 per share, respectively. The $172 thousand increase in net income for the quarter was primarily the result of a $707 thousand increase in net interest income. The increase was partially offset by an increase in other noninterest expenses of $292 thousand, an increase in the provision for loans losses of $116 thousand, and an increase in the tax provision of $86 thousand. Return on average assets and return on average equity were 1.05% and 10.62%, respectively, for the three month period of 2017, compared to 1.03% and 10.29%, respectively for the same quarter in 2016.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended September 30,
	2017		2016
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Interest-earning deposits in other banks	$25,144	1.37%	$13,847	0.66%
Federal funds sold	493	1.29	690	0.52
Taxable securities	100,111	2.37	116,220	2.17
Tax-exempt securities	31,741	3.24	28,933	3.51
Loans	504,943	4.65	456,865	4.40

Total earning assets	662,432	4.11%	616,555	3.84%
Other assets	39,608		37,080

TOTAL ASSETS	$702,040		$653,635

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$107,459	0.16%	$83,699	0.04%
Savings deposits	171,559	0.20	162,561	0.07
Time deposits	111,741	0.85	115,925	0.72
Other borrowed funds	70,761	1.09	65,933	0.71

Total interest bearing liabilities	461,520	0.48%	428,118	0.34%
Non-interest bearing demand deposits	168,436		157,643
Other liabilities	2,347		2,403
Shareholders’ Equity	69,737		65,471

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$702,040		$653,635

Taxable equivalent net interest spread		3.63%		3.50%
Taxable equivalent net interest margin		3.77%		3.61%

Interest income for the quarter ended September 30, 2017, was $6.8 million representing a $903 thousand increase, or a 15% improvement, compared to the same period in 2016. This increase was primarily due to average loan volume increasing $48 million for the quarter ended September 30, 2017 as compared to the third quarter 2016. The volume of taxable securities declined $16 million on a year over year comparison, resulting in a decrease in interest income of $95 thousand from the volume reduction. Interest expense for the quarter ended September 30, 2017 was $562 thousand, an increase of $196 thousand, or 54%, from the same period in 2016. The increase in interest expense occurred primarily due to an increase in rate on all interest-bearing liabilities for the quarter ended September 30, 2017.

For the quarter ended September 30, 2017, the provision for loan losses was $280 thousand, compared to a provision of $164 thousand for the same quarter in 2016. For more discussion see Results of Operations for the nine months ended September 30. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended September 30, 2017, was $1.1 million, a decrease of $41 thousand, or 4%, compared to the same quarter in 2016. Service charges on deposit accounts decreased $14 thousand, or 5%, compared to the same quarter in 2016 primarily from decreases in overdraft fees. The gain on the sale of mortgage loans to the secondary market increased to $94 thousand for the quarter ending September 30, 2017, from $71 thousand in the same quarter in 2016. Debit card interchange income increased $28 thousand, or 10%, with greater fee income in the third quarter of 2017 Fees from trust and brokerage services decreased $91 thousand to $122 thousand for the third quarter 2017 as compared to the same quarter in 2016 due to the realignment of both divisions, the use of representative on demand in the brokerage division in 2017 with decreased commissions, as well as a decrease of assets under management.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expenses for the quarter ended September 30, 2017 increased $292 thousand, or 7%, compared to the third quarter of 2016. Salaries and employee benefits increased $212 thousand, or 9%, a result of increases in employees, base salary, medical, and other benefits. Debit card expenses increased $19 thousand, or 16%, compared to the third quarter 2016 due to the replacement of all outstanding debit cards with EMV chip cards. Software expense rose $16 thousand quarter over quarter with additional investment. Occupancy expense increased $7 thousand in 2017 over the third quarter of 2016. Professional and director fees increased $36 thousand for the quarter ended September 30, 2017 as compared to the third quarter 2016. The increase resulted from an increase in internal audit fees and legal fees for loan collections, partially offset by a decrease in other outside service fees.

Federal income tax expense increased $86 thousand, or 12%, for the quarter ended September 30, 2017 as compared to the third quarter of 2016. The provision for income taxes was $826 thousand (effective rate of 30.7%) for the quarter ended September 30, 2017, compared to $740 thousand (effective rate of 30.4%) for the same quarter ended 2016.

RESULTS OF OPERATIONS

Nine months ended September 30, 2017 and 2016

Net income for the nine months ended September 30, 2017, was $5.3 million or $1.94 per share, as compared to $4.8 million or $1.74 per share during the same period in 2016. Return on average assets and return on average equity were 1.04% and 10.44%, respectively, for the nine month period of 2017, compared to 0.99% and 9.99%, respectively for 2016.

Comparative net income increased as total interest and dividend income increased $2 million or 12% for the nine month period in 2017 as compared to 2016. The provision for loan losses increased $472 thousand or 96% during the same comparative period. Noninterest income increased $36 thousand to $3.2 million, or 1%, for the nine month period ending in 2017 as compared to 2016. Noninterest expense increased to $12.6 million for the nine months ended September 30, 2017, an increase of $575 thousand or 5% from the same period last year.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet and Net Interest Margin Analysis

	For the nine months ended September 30,
	2017		2016
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Due from banks-interest bearing	$20,212	1.16%	$13,886	0.68%
Federal funds sold	629	0.85	558	0.48
Taxable securities	101,319	2.37	124,398	2.18
Tax-exempt securities	31,497	3.27	27,737	3.55
Loans	492,075	4.61	443,977	4.45

Total earning assets	645,732	4.08%	610,556	3.85%
Other assets	39,478		36,451

TOTAL ASSETS	$685,210		$647,007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$94,621	0.10%	$82,973	0.04%
Savings deposits	168,998	0.17	164,140	0.07
Time deposits	111,647	0.79	117,266	0.73
Other borrowed funds	69,957	0.89	65,017	0.72

Total interest bearing liabilities	445,223	0.42%	429,396	0.34%
Non-interest bearing demand deposits	169,131		151,479
Other liabilities	2,684		2,136
Shareholders’ Equity	68,172		63,996

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$685,210		$647,007

Taxable equivalent net interest spread		3.66%		3.51%
Taxable equivalent net interest margin		3.79%		3.61%

Interest income on loans increased $2 million, or 15%, for the nine months ended September 30, 2017, as compared to the same period in 2016. This increase was primarily due to an average loan volume increase of $48 million for the comparable nine month periods. Interest income on securities decreased $209 thousand, or 8%, as the average volume of securities decreased $19 million, for the comparable nine month periods. Interest income on fed funds sold and interest bearing deposits increased $107 thousand for the nine months ended September 30, 2017 as the yield on fed funds sold and due from banks interest bearing balances increased 0.48%, compared to the same period in 2016.

Interest expense increased $300 thousand to $1.4 million for the nine months ended September 30, 2017, compared to the same period in 2016. Interest expense on deposits increased $184 thousand, or 24%, from the same period as last year. Interest expense on short-term and other borrowings increased $116 thousand, or 33%. The increase in interest expense has been caused by higher interest rates being paid on all deposits and borrowings. Additionally, during the comparable nine month periods, the Company grew non-interest bearing deposits by $7 million in 2017. Time deposits continue to renew at higher interest rates, and some depositors have moved monies to savings instruments anticipating higher interest rates. Competition for deposits appears to be increasing from a year ago with larger money center banks and community banks increasing rates offered for money market savings accounts. The net interest margin increased by 18 basis points for the nine month period ended September 30, 2017, to 3.79%, from 3.61% for the same period in 2016. This margin increase is primarily the result of increased loan volume.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for loan losses was $965 thousand during the nine months of 2017, compared to $493 thousand in the same nine month period of 2016. The increase in the provision for loan losses from a year ago reflects an increase in nonperforming loans. Early stage loan delinquency has decreased and net loan losses were reflected in both nine month periods. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.

Non-interest income increased $36 thousand during the nine months ended September 30, 2017, as compared to the same period in 2016. Debit card interchange income increased $79 thousand, or 10%, as a result of increased servicer revenue during the nine months of 2017. Trust services declined $176 thousand during the nine months ended September 30, 2017 compared to the same period in 2016. Brokerage fees within the line declined by $106 thousand during this time as the Company reorganized both brokerage and trust and used the brokerage platform’s representative on demand during the first half of 2017 which provided reduced commissions. The Company has returned to an in-house brokerage representative during the third quarter of 2017. A loss on asset retirement of $64 thousand was recognized in other income during the nine month period in 2016. Service charges on deposits decreased $20 thousand from the same period in 2016 reflecting a decrease in overdraft fees based on volume. A decrease was recognized in gains on mortgage loans sold in the secondary market on a year over year basis as more loans were originated and retained for portfolio.

Non-interest expenses increased $575 thousand, or 5%, for the nine months ended September 30, 2017, compared to the same period in 2016. Salaries and employee benefits increased $517 thousand, or 7%, primarily the result of salary and medical benefit increases. Professional fees increased $76 thousand, or 13%, as audit expense grew by $120 thousand on a year over year basis from the outsourcing of internal audit in 2017. The financial institutions tax expense increased $74 thousand on a year over year basis as capital increased. Debit card expenses increased $72 thousand, or 21%, primarily due to the new issuance of cards with EMV chips. Software expense increased $46 thousand for the nine month period in 2017 as compared to the same period in 2016. Occupancy and equipment expense decreased $75 thousand, or 6%, reflecting a decrease in building lease expense and an increase in building rental income when compared to 2016. Marketing and public relations expense decreased $63 thousand, or 20%, primarily due to expenses related to redesign of the company’s website in 2016. FDIC assessment decreased $62 thousand as the fee calculation changed third quarter 2016. Loan legal and collection fees decreased $13 thousand for the nine month period ended September 30, 2017 with the collection of prior period legal expenses.

The provision for income taxes of $2.3 million increased in 2017 from 2016 with a slight increase to the effective rate of 30.4% for the nine months ended September 30, 2017 as compared to 2016.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 9.2% at September 30, 2017 compared with 9.1% at December 30, 2016.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. As of September 30, 2017 the Company and the Bank met all capital adequacy requirements to which they were subject.

	September 30, 2017	December 31, 2016
Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	12.6%	12.6%
Bank	12.4%	12.4%

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	12.6%	12.6%
Bank	12.4%	12.4%

Total Capital To Risk Weighted Assets Ratio
Consolidated	13.7%	13.7%
Bank	13.4%	13.5%

Tier 1 Leverage Ratio
Consolidated	9.3%	9.3%
Bank	9.2%	9.1%

LIQUIDITY

(Dollars in millions)	September 30, 2017	December 31, 2016	Change
Cash and cash equivalents	$45	$37	$8
Unused lines of credit	76	66	10
Unpledged AFS securities at fair market value	30	37	(7)

	$151	$140	$11

Net deposits and short-term liabilities	$560	$533	$27

Liquidity ratio	27.0%	26.1%	0.9
Minimum board approved liquidity ratio	20.0%	20.0%	—

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

The liquidity ratio was 27.0% and 26.1% at September 30, 2017 and December 31, 2016.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2017, from the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. Minor variances with net interest income exceeding the board approved policy are being projected in the September 2017 dynamic balance sheet simulation coupled with immediate rate shocks. All other balance sheet positions and interest rate projections are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -100 through +400 basis point changes, in 100 basis point increments, in market interest rates at September 30, 2017 and December 31, 2016. The net interest income reflected is for the first twelve month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

September 30, 2017
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$27,727	$2,003	7.8%	+/-25%
+300	27,266	1,542	6.0	+/-15
+200	26,768	1,044	4.1	+/-10
+100	26,259	535	2.1	+/-5
0	25,724	—	—	—
-100	25,038	(686)	(2.7)	+/-5

December 31, 2016
+400	$25,519	$1,889	8.0%	+/-25%
+300	25,063	1,433	6.1	+/-15
+200	24,577	947	4.0	+/-10
+100	24,092	462	2.0	+/-5
0	23,630	—	—	—
-100	22,841	(789)	(3.3)	+/-5

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

Quarter ended September 30, 2017

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

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. No repurchases were made during the quarterly period ended September 30, 2017.

ITEM 3-	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4-	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5-	OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended September 30, 2017

PART II – OTHER INFORMATION

ITEM 6-	Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB). (P)

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

(P)	Paper Exhibits

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: November 9, 2017	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: November 9, 2017	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer