Form 10-K
period 2017-12-31
CSB BANCORP INC /OH
filed 2018-03-16
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Registrant’s telephone number, including area code 330.674.9015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes (  ) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (X) Yes (  ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer (  ) Accelerated filer (X) Non-accelerated filer (  ) Smaller reporting company (  ) Emerging growth company (  )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (  ) Yes (X) No

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company [  ]

At June 30, 2017, the aggregate market value of the voting common equity held by non-affiliates of the registrant, based on a price of $29.75 per common share (such price being the average of the bid and ask trade price on such date) was $75.4 million.

At March 16, 2018, there were outstanding 2,742,242 of the registrant’s common shares, $6.25 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CSB Bancorp Inc.’s 2017 Annual Report to  Shareholders are incorporated by reference in Parts I and II of this Form 10-K.

Portions of CSB Bancorp Inc.’s Proxy Statement for the 2018 Annual Meeting  of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS.

General

CSB Bancorp, Inc. (“CSB”), is a registered financial holding company under the Bank Holding Company Act of 1956, as amended, and was incorporated under the laws of the State of Ohio in 1991. The Commercial and Savings Bank of Millersburg, Ohio (the “Bank”), an Ohio banking corporation chartered in 1879, is a wholly-owned subsidiary of CSB. The Bank is a member of the Federal Reserve System, and its deposits are insured up to the maximum amount provided by law by the Federal Deposit Insurance Corporation (“FDIC”). The primary regulators of the Bank are the Federal Reserve Board and the Ohio Division of Financial Institutions. CSB Investment Services, LLC, an Ohio limited liability company (“CSB Investment”), is a wholly owned subsidiary of CSB that is licensed to engage in the business of insurance in the State of Ohio. In this Annual Report on Form 10-K, CSB and its subsidiaries are sometimes collectively referred to as the “Company.”

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

Business Overview and Lending Activities

CSB operates primarily through the Bank and CSB Investment, providing a wide range of banking, trust, financial and brokerage services to corporate, institutional and individual customers throughout northeast Ohio. The Bank provides retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, night depository facilities, brokerage, and trust services.

The Bank provides residential real estate, commercial real estate, commercial, and consumer loans to customers located primarily in Holmes, Tuscarawas, Wayne, Stark, and portions of surrounding counties in Ohio. The Bank’s market area has historically exhibited relatively stable economic conditions. Economic activity in the Company’s market area has been increasing at a steady pace for the past nine years. Reported unemployment levels at December 2017 in the four primary counties served by the Company ranged between 3.1% and 5%. These levels declined slightly from December 2016. Labor markets continued to tighten during the fiscal year ending December

31, 2017. Wage pressure has increased for most entry level jobs and to a lesser extent middle-skills jobs in certain sectors such as banking and construction. The local housing market is relatively stable with moderate levels of sales and housing construction in 2017 and modest price appreciation. Higher costs of building materials and higher fuel costs have contributed to increased housing construction costs. Consumer confidence in the economy has been a primary driver for the strong housing demand and higher consumer spending.

Certain risks are involved in providing loans, including, but not limited to, the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan or renews an existing loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, the collateral being used to secure the transaction if any, and other factors. For all commercial loan relationships greater than $300,000, the Bank’s internal credit department performs an annual risk rating review. In addition to this review, an independent outside loan review firm is engaged to review a sample of watch list and adversely classified credits over $250,000 and a sample of commercial loan relationships greater than $250,000. The outside loan review will also assess management’s current credit grades and provide commentary with regard to assigned ratings and the need for a credit to be classified as a troubled debt restructuring, as well as assess management’s specific loan loss reserves for loans included in their sample that are considered to be impaired. In addition, any loan over $100,000 identified as a problem credit by management and/or the external loan review consultants is assigned to the Bank’s “loan watch list,” and is subject to ongoing review by the Bank’s credit department and the assigned loan officer to ensure appropriate action is taken if deterioration continues.

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

While CSB’s chief decision-makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. For a discussion of the Company’s financial performance for the fiscal year ended December 31, 2017, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

Employees

At December 31, 2017, the Company had 187 employees, 156 of which were employed on a full-time basis. CSB has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Employees are provided benefit programs, some of which are contributory. Management considers its employee relations to be good.

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

In addition, the Company’s filings with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1.800.SEC.0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports.

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

The Bank, as an Ohio state-chartered bank and member of the Federal Reserve System, is subject to regulation, supervision, and examination by the Ohio Division of Financial Institutions and the FRB. Because the FDIC insures its deposits, the Bank is also subject to certain FDIC regulations. The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations, and safeguards the safety and soundness of the financial institution industry. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and the Bank is subject to deposit insurance assessments to maintain the Deposit Insurance Fund. In addition, the Bank is subject to regulations promulgated by the Consumer Financial Protection Bureau (the “CFPB”) established by the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 (the “Dodd-Frank Act”).

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

The new rules placed restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the Company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer was phased in beginning January 1, 2016 at 0.625% and will be fully phased in at 2.50% by January 1, 2019.The required capital conservation buffer for January 1, 2018 is 1.875%.

Pursuant to the FRB’s Small Bank Holding Company Policy statement (“SBHC Policy”), a bank holding company with assets of less than $1 billion and meeting certain other requirements is not required to comply with the consolidated capital requirements until such company exceeds $1 billion in assets or is otherwise determined by the FRB not to qualify as a small bank holding company. At December 31, 2017, CSB was deemed to be a small bank holding company under the SBHC Policy and was not required to comply with the FRB’s regulatory capital requirements. The Bank, however, must comply with the new capital requirements.

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

In order to be “well-capitalized,” a bank must have a minimum common equity tier 1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 8% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

As of December 31, 2017, the Bank met the ratio requirements in effect at that date to be deemed “well-capitalized.” See Note 12 of the Notes to Consolidated Financial Statements located on page 51 of CSB’s 2017 Annual Report, which is incorporated herein by reference. Management of the Company believes the Bank also meets the capital requirements to be deemed “well-capitalized” under the new guidelines.

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

Fiscal and Monetary Policies

The business and earnings of the Company are affected significantly by the fiscal and monetary policies of the United States Government and its agencies. These policies are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. CSB is particularly affected by the policies of the FRB, which has regulatory authority over the supply of money and credit in the United States.

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

The FRB issued a policy statement that provides that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. At December 31, 2017, approximately $9.3 million of the total shareholders’ equity of the Bank was available for payment to CSB without the prior approval of the applicable regulatory authorities. See Note 12 of the “Notes to Consolidated Financial Statements located on page 52 of CSB’s 2017 Annual Report.

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

Corporate Governance

The Sarbanes-Oxley Act of 2002 (“SOX”) effected broad reforms to areas of financial disclosure and corporate governance. The Board of Directors reviews the Company’s corporate governance practices on a continuing basis. In accordance with section 302(a) of SOX, written certifications by CSB’s Chief Executive Officer and Chief Financial Officer are required to certify that CSB’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or fail to state a material fact. CSB has also implemented a program designed to comply with Section 404 of SOX, which includes identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity-level controls, and testing of the operating effectiveness of key controls. As of June 30, 2017, CSB exceeded the Section 404(b) market cap requirement under SOX to provide an auditor’s attestation and report on management’s assessment of internal control over financial reporting for fiscal year 2017. Management’s assessment of internal controls over financial reporting and the Independent Registered Public Accounting Firm opinion on internal control over financial reporting are located on pages 22 and 23 of CSB’s 2017 Annual Report.

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

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the SEC’s Industry Guide 3 “Statistical Disclosures by Bank Holding Companies,” or a specific reference as to the location of required disclosures in the Company’s 2017 Annual Report.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The information set forth under the heading, “Average Balance Sheets and Net Interest Margin Analysis” located on page 10 of the Company’s 2017 Annual Report is incorporated by reference herein.

The information set forth under the heading, “Rate/Volume Analysis of Changes in Income and Expense” located on page 11 of the Company’s 2017 Annual Report is incorporated by reference herein.

Investment Portfolio

The following is a schedule of the fair value of securities at December 31:

(Dollars in thousands)
Securites available-for-sale, at fair value	2017	2016	2015
U.S. Treasury security	$998	$1,001	$1,000
U.S. Government agencies	8,229	6,402	18,118
Mortgage-backed securities of government agencies	49,701	55,837	63,179
Other mortgage-backed securities	-	65	104
Asset-backed securities of government agencies	1,169	1,266	1,392
State and political subdivisions	27,141	29,708	25,301
Corporate bonds	10,425	9,516	18,811
Equity securities	89	80	64

Total available-for-sale	$97,752	$103,875	$127,969

Securities held-to-maturity, at fair value
U.S. Government agencies	$9,265	$9,093	$15,852
Mortgage-backed securities of government agencies	11,531	14,351	18,159
State and political subdivisions	4,695	-	-

Total held-to-maturity	$25,491	$23,444	$34,011

The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2017:

		One Year or Less			After One Year Through Five Years			Maturing After Five Years Through Ten Years			After Ten Years			Total

(Dollars in thousands)		Amortized Cost	Yield		Amortized Cost	Yield		Amortized Cost	Yield		Amortized Cost	Yield		Amortized Cost	Yield

Available-for-sale:
U.S. Treasury	$	999	1.11%	$	-	-%	$	-	-%	$	-	-%	$	999	1.11%
U.S. Government agencies		1,000	1.19		3,000	1.78		4,350	2.32		-	-		8,350	1.99
Mortgage-backed securities of government agencies		57	1.77		1,998	1.99		6,313	2.56		41,769	2.38		50,137	2.39
Asset-backed securities of government agencies		-	-		-	-		-	-		1,168	2.03		1,168	2.03
State and political subdivisions		1,221	4.16		7,523	3.61		15,408	3.45		2,868	3.08		27,020	3.49
Corporate bonds		1,844	2.14		4,718	2.63		3,469	3.64		500	4.00		10,531	2.95

Total	$	5,121	2.23%	$	17,239	2.84%	$	29,540	3.11%	$	46,305	2.43%	$	98,205	2.70%

Held-to-maturity:
U.S. Government agencies	$	-	-%	$	478	2.19%	$	3,000	2.00%	$	5,998	2.01%	$	9,476	2.01%
Mortgage-backed securities of government agencies		-	-		-	-		-	-		11,582	1.78		11,582	1.78
State and political subdivisions		4,700	2.35		-	-		-	-		-	-		4,700	2.35

Total	$	4,700	2.35%	$	478	2.19%	$	3,000	2.04%	$	17,580	1.85%	$	25,758	1.97%

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

Loan Portfolio

Total loans on the balance sheet are comprised of the following classifications at December 31:

(Dollars in thousands)	2017	2016	2015	2014	2013
Commercial	$140,273	$134,268	$123,143	$123,813	$117,478
Commercial real estate	179,663	159,475	148,775	139,695	129,828
Residential real estate	157,172	144,489	125,775	121,684	111,445
Construction and land development	22,886	23,428	15,452	17,446	13,444
Consumer	16,306	13,308	9,268	7,913	6,687

Total loans	$516,300	$474,968	$422,413	$410,551	$378,882

The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding residential real estate mortgage and installment loans, as of December 31, 2017:

	Maturing
(Dollars in thousands)	One Year or Less	One Through Five Years	After Five Years	Total

Commercial	$66,584	$48,803	$24,886	$140,273
Commercial real estate	1,960	25,019	152,684	179,663
Construction and land development	4,167	6,551	12,168	22,886

Total	$72,711	$80,373	$189,738	$342,822

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and construction and land development loans due after one year from December 31, 2017.

(Dollars in thousands)	Fixed Rate	Variable Rate

Total commercial, commercial real estate and construction and land development loans due after one year	$47,945	$222,166

The following schedule summarizes nonaccrual, past due and restructured loans.

(Dollars in thousand)	2017	2016	2015	2014	2013
Loans accounted for on a nonaccural basis	$6,081	$1,449	$1,576	$3,668	$2,234

Accruing loans that are contractually past due 90 days or more as to interest or principal payments	441	235	105	281	1,036

Total	$6,522	$1,684	$1,681	$3,949	$3,270

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

Information regarding impaired loans at December 31 is as follows:

(Dollars in thousands)	2017	2016		2015
Total recorded investment of impaired loans	$7,882	$	7,173	$	8,731
Less portion for which no allowance for loan loss is allocated	5,565		3,326		7,469
Portion of impaired loan balance for which an allowance for loan losses is allocated	2,317		3,847		1,262
Portion of allowance for loan losses allocated to the impaired loan balance at December 31	244		729		389

For the year ended December 31, 2017, interest income recognized on impaired loans amounted to $123 thousand, while $426 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2016, interest income recognized on impaired loans amounted to $312 thousand, while $426 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2015, interest income recognized on impaired loans amounted to $309 thousand while $442 thousand would have been recognized had the loans been performing under their contractual terms.

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

At December 31, 2017, no loans were identified that management had serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in the tables set forth above. On a monthly basis, the Company internally classifies certain loans based on various factors. At December 31, 2017, these amounts, including impaired and nonperforming loans, amounted to $17.9 million of substandard loans and $0 doubtful loans.

As of December 31, 2017, there were no concentrations of loans greater than 10% of total loans that were not otherwise disclosed as a category of loans in the loan portfolio table set forth above.

Summary of Loan Loss Experience

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(Dollars in thousands)	2017	2016	2015	2014	2013

LOANS
Average loans outstanding during period	$497,048	$448,941	$412,147	$405,973	$374,821

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$5,291	$4,662	$4,381	$5,085	$4,580
Loans charged-off:
Commercial	1,184	297	109	1,005	190
Commercial real estate	-	50	61	379	108
Residential real estate	-	12	132	27	82
Construction and land development	-	-	-	-	-
Consumer	20	59	46	11	48

Total loans charged-off	1,204	418	348	1,422	428

Recoveries of loans previously charged-off:
Commercial	361	214	199	28	25
Commercial real estate	-	334	13	8	-
Residential real estate	8	5	18	25	18
Construction and land development	-	-	-	-	-
Consumer	3	1	10	14	50

Total loans recoveries	372	554	240	75	93

Net loans (recovered) charged-off	832	(136)	108	1,347	335
Provision charged to operating expense	1,145	493	389	643	840

Balance at end of period	$5,604	$5,291	$4,662	$4,381	$5,085

Ratio of net charge-offs to average loans outstanding for period	0.17%	(0.03)%	0.03%	0.33%	0.09%

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

	Allocation of the Allowance for Loan Losses
	(Dollars in thousands)
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans

	December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013

Commercial	$1,813	27.17%	$2,207	28.27%	$1,664	29.15%	$1,289	30.16%	$1,219	31.00%
Commercial real estate	1,735	34.80	1,264	33.58	1,271	35.22	1,524	34.02	1,872	34.27
Residential real estate	1,273	30.44	1,189	30.42	1,086	29.78	1,039	29.64	1,205	29.41
Construction & land development	237	4.43	178	4.93	123	3.66	142	4.25	178	3.55
Consumer	175	3.16	141	2.80	86	2.19	60	1.93	91	1.77
Unallocated	371		312		432		327		520

Total	$5,604	100.00%	$5,291	100.00%	$4,662	100.00%	$4,381	100.00%	$5,085	100.00%

Deposits

The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average Amounts Outstanding			Average Rate Paid
	Year ended December 31,			Year ended December 31,
(Dollars in thousands)	2017	2016	2015	2017	2016	2015

Noninterest-bearing demand	$169,803	$156,287	$144,513	N/A	N/A	N/A
Interest-bearing demand	101,081	83,956	77,689	0.13%	0.04%	0.03%
Savings deposits	170,694	163,271	158,531	0.18	0.08	0.07
Time deposits	111,650	116,427	125,180	0.82	0.73	0.75

Total deposits	$553,228	$519,941	$505,913

The Bank does not have any material deposits by foreign depositors.

The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more, as of December 31, 2017:

(Dollars in thousands)
Three months or less	$7,387
Over three through six months	6,107
Over six through twelve months	8,283
Over twelve months	17,851

Total	$39,628

Return on Equity and Assets

	2017	2016	2015
Return on average assets	1.02%	1.03%	0.95%
Return on average shareholders’ equity	10.33	10.44	10.07
Dividend payout ratio	32.45	31.71	34.55
Average shareholders’ equity to average assets	9.92	9.91	9.44

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, short-term advances through the Federal Home Loan Bank, and federal funds purchased. Securities sold under agreements to repurchase mature one (1) business day from the transaction date. Federal funds purchased generally have overnight terms. Information concerning short-term borrowings is summarized as follows:

(Dollars in thousands)	2017	2016	2015

Securities sold under agreements to repurchase, federal funds purchased and short-term advances at year-end	$39,480	$48,742	$48,598
Average balance outstanding	50,445	51,801	51,571
Maximum outstanding at any month end during the year	56,932	55,642	54,462
Weighted-average interest rate at year-end	0.39%	0.16%	0.14%
Weighted-average rate during the year	0.29	0.14	0.14

ITEM 1A. RISK FACTORS.

Risks Related to the Company’s Business

Unauthorized disclosure of sensitive or confidential client or customer information whether through a breach of the Company’s computer systems or otherwise, could severely harm the Company’s business.

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

The Company maintains an allowance for loan losses to cover current, probable loan losses in our loan portfolio. Management makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans, and performance of customers relative to their financial obligations with the Company. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company’s control and these losses may exceed current estimates. The Company cannot fully predict the amount, timing of losses, or whether the loss allowance will be adequate in the future. If the Company’s assumptions prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the Company’s loan portfolio, resulting in additions to the allowance. Excessive loan losses and significant additions to the Company’s allowance for loan losses could have a material adverse impact on the Company’s business, financial condition, and results of operations. Any such increase in the Company’s allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on the Company’s business, financial condition or results of operations.

The Financial Accounting Standards board (“FASB”) finalized its guidance eliminating the probable recognition threshold for credit losses on financial assets measured at amortized cost. The Update would require financial assets be presented at the net amount expected to be collected. Under this current expected credit loss model (“CECL”), an entity would record at the time of origination, as an allowance, its estimate of credit losses expected throughout the life of the loan as opposed to the current practice of recording losses when it is probable that a loss event has occurred. The Update for Financial Instruments-Credit Losses is required January 1, 2020. The guidance may require the Company to maintain a larger allowance for loan losses in the future than existing guidance currently requires.

The Company has significant exposure to risks associated with commercial and commercial real estate loans.

As of December 31, 2017, approximately 62% of the Company’s loan portfolio consisted of commercial and commercial real estate loans. These loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business. These loans are more likely to be adversely affected by weak conditions in the economy. Also, the commercial loan balance per borrower is typically larger than that of residential mortgage loans and consumer loans, indicating higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and a reduction in interest income. An increase in nonperforming loans could result in an increase in the provision for loan losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to liquidity risk.

The Company requires liquidity to extend credit and repay liabilities on a timely basis at a reasonable cost. The Company’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or economy generally. Factors that could reduce its access to liquidity sources include a downturn in the north central Ohio market, difficult credit markets, aggressive competitor actions due to liquidity needs, or adverse regulatory actions. The Company’s access to deposits may also be affected by the liquidity needs of its depositors. Our primary source of liquidity is our supply of deposits from consumer and commercial customers which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame. The Company historically has been able to replace maturing deposits and advances as necessary, but it might not be able to readily replace such funds in the future, if a large number of its depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company may not be able to successfully implement planned growth as part of its business strategy and may incur expenses and risks related to such growth efforts.

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

Federal and state banking regulators require CSB and the Bank to maintain adequate levels of capital to support its operations. The Company may need to raise additional capital in the future to support its business or to finance acquisitions, if any, or the Company may otherwise elect to raise additional capital in anticipation of future growth opportunities

The Company’s ability to raise additional capital for CSB’s or the Bank’s needs will depend on conditions at that time in the capital markets, overall economic conditions, CSB’s financial performance and condition, and other factors, many of which are outside the Company’s control. There is no assurance that, if needed, CSB will be able to raise additional capital on favorable terms or at all. An inability to raise additional capital may have a material adverse effect on the Company’s ability to expand operations, and on the Company’s financial condition, results of operations and future prospects.

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

The Company’s results of operation and financial condition are substantially dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on interest bearing deposits and borrowings. Market interest rates are largely beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular the FRB, as well as competitive factors. Changes in interest rates will influence the origination of loans, the purchase of investments, the level of prepayments on the Company’s loans and investments, and the receipt of payments on mortgage-backed securities, resulting in fluctuations of income and cash flow. Changes in interest rates also can affect the value of loans, securities, mortgage servicing rights, and assets under management. Although fluctuations in market interest rates are neither completely predictable nor controllable, the Company’s Asset Liability Committee (ALCO) meets periodically to monitor the Company’s interest rate sensitivity position and oversee the Company’s financial risk management by establishing policies and operating limits Rising interest rates may adversely affect the ability of borrowers to pay the principal or interest on loans and may lead to an increase in nonperforming assets and a reduction of interest income recognized. Fixed rate investment securities will lose value during rising rates and certain investment securities, notably mortgage backed securities will experience a decrease in in prepayments of principal and interest which will extend their maturity. For more information, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K, which summarizes the Company’s exposure to interest rate risk.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Bank operates fifteen banking centers as noted below:

Location	Address	Owned	Leased
Walnut Creek	4980 Old Pump Street, Walnut Creek, Ohio 44687	X
Winesburg	2225 U.S. 62, Winesburg, Ohio 44690	X
Sugarcreek	127 South Broadway, Sugarcreek, Ohio 44681	X
Charm	4440 C.R. 70, Charm, Ohio 44617	X
Clinton Commons	2102 Glen Drive, Millersburg, Ohio 44654		X
Berlin	4587 S.R. 39 Suite B, Berlin, Ohio 44610		X
South Clay	91 South Clay Street, Millersburg, Ohio 44654	X
Shreve	333 West South Street, Shreve, Ohio 44676	X
Orrville	119 West High Street, Orrville, Ohio 44667	X
Gnadenhutten	100 South Walnut Street, Gnadenhutten, Ohio 44629	X
New Philadelphia	635 West High Avenue, New Philadelphia, Ohio 44663	X
North Canton	1210 North Main Street, North Canton, Ohio 44720	X
Wooster	405 East Liberty Street, Wooster, Ohio 44691		X
Wooster	3562 Commerce Parkway, Wooster, Ohio 44691	X
Operations Center	91 North Clay Street, Millersburg, Ohio 44654	X

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

ISSUER PURCHASES OF EQUITY SECURITIES

On July 7, 2005, CSB filed a Current Report on Form 8-K with the SEC announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of CSB’s Common Shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. The Stock Repurchase Program has no scheduled expiration date. CSB did not repurchase any of its Common Shares during 2017.

PERFORMANCE GRAPH

The following graph compares the yearly stock change and the cumulative total shareholder return on CSB’s Common Shares during the five-year period ended December 31, 2017, with the cumulative total return on the Standard and Poor’s 500 Stock Index and the NASDAQ Community Bank Stock Index. The comparison assumes $100 was invested on December 31, 2012 in CSB’s Common Shares and in each of the indicated indices and assumes reinvestment of dividends.

	2012	2013	2014	2015	2016	2017
CSBB	$100	$116	$139	$160	$209	$229
S & P 500	100	132	151	153	171	208
NASDAQ Bank	100	142	148	162	225	231

ITEM 6. SELECTED FINANCIAL DATA.

Information contained in the section captioned “Selected Financial Data” on page 8 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information contained in the section captioned “2017 Financial Review” on pages 7 through 21 of the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information contained in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” on pages 17 through 19 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information contained in the Consolidated Financial Statements and related notes and the Report of Independent Registered Public Accounting Firm thereon, on pages 23 through 59 of the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls And Procedures

With the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) was performed, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Information required by this item is set forth in the Report On Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm.

Changes In Internal Control Over Financial Reporting

There have been no changes during the quarter ended December 31, 2017, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 25, 2018 (the “2018 Annual Meeting”) is incorporated herein by reference from the information to be included under the captions “Proposal 1 – Election of Directors,” “Nominees for Election of Directors,” and “Directors Continuing in Office” in the Company’s definitive proxy statement relating to the 2018 Annual Meeting to be filed with the SEC (“2018 Proxy Statement”) on or about March 16, 2018. The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the information to be included under the caption “Executive Officers” in the 2018 Proxy Statement.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its senior financial officers, including the Chief Executive Officer and Chief Financial Officer. The Company has posted its Code of Ethics on its website at www.csb1.com; select Investor Relations/Corporate Profile/Governance Documents. The Company plans to satisfy SEC disclosure requirements regarding any amendments to, or waiver of, the Code of Ethics relating to its Chief Executive Officer or Chief Financial Officer, and persons performing similar functions, by posting such information on the Company’s website or by making any necessary filings with the SEC. Any person may receive a copy of our Code of Ethics free of charge upon request by calling the Company during business hours or by sending a written request.

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders may recommend nominees to the Company’s Board of Directors can be found under the caption “Shareholder Recommendations” in the 2018 Proxy Statement. These procedures have not materially changed from those described in the 2018 Proxy Statement.

Audit Committee

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections “Membership and Meetings of the Board and its Committees” and the subsection “Committees of the Board of Directors – Audit Committee” in the 2018 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections “Discussion of Executive Compensation Programs” and “Executive Compensation and Other Information” and the subsection “Directors’ Compensation” under the section captioned “Membership and Meetings of the Board and its Committees” in the 2018 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Compensation Committee Interlocks and Insider Participation” in the 2018 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “The Compensation Committee Report” in the 2018 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

None.

Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2018 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Certain Relationships and Related Transactions” in the 2018 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Membership and Meetings of the Board and its Committees” in the 2018 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the section “Independent Registered Public Accounting Firm Fees” and subsection “Audit Committee Procedures for Pre-Approval of Services by the Independent Public Accounting Firm” in the 2018 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The Consolidated Financial Statements (and report thereon) listed below are incorporated by reference from CSB Bancorp, Inc.’s 2017 Annual Report as noted:

Report of Independent Registered Public Accounting Firm (S.R. Snodgrass) –pgs. 23-24.

Consolidated Balance Sheets at December 31, 2017 and 2016–pg. 25.

Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015–pg. 26.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015–pg. 27.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015–pg. 27.

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015–pgs. 28-29.

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

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

3.2.1	Amendment to Article VIII to the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form DEF 14A filed on March 25, 2009, Appendix A, film number 09703970).

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB). (P)

10.1	CSB Bancorp, Inc. Share Incentive Plan (incorporated by reference to registrant’s Form DEF 14A filing, filed on March 18, 2005, Appendix A, film number 03615627).

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

10.4	CSB Bancorp, Inc. Annual Incentive Plan (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 23, 2017, Exhibit 10.4, film number 17709193).

13	CSB Bancorp, Inc. 2017 Annual Report to Shareholders

21	Subsidiaries of CSB Bancorp, Inc.

23.1	Consent of S.R. Snodgrass, P.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101

The following materials from CSB’s 2017 Annual Report to Shareholders formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

/s/ Eddie L. Steiner
Date: March 16, 2018	Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2018.

Signatures	Title

/s/ Eddie L. Steiner	President and Chief Executive Officer
Eddie L. Steiner

/s/ Paula J. Meiler	Senior Vice President and Chief Financial Officer
Paula J. Meiler

/s/ Pamela S. Basinger	Vice President and Principal Accounting Officer
Pamela S. Basinger

/s/ Robert K. Baker	Director
Robert K. Baker

/s/ Vikki G. Briggs	Director
Vikki G. Briggs

/s/ Julian L. Coblentz	Director
Julian L. Coblentz

/s/ Ronald E. Holtman	Director
Ronald E. Holtman

/s/ Cheryl M. Kirkbride	Director
Cheryl M. Kirkbride

/s/ J. Thomas Lang	Director
J. Thomas Lang

/s/ Jeffery A. Robb, Sr.	Director
Jeffery A. Robb, Sr.

/s/ John R. Waltman	Director
John R. Waltman