Form 10-Q
period 2018-03-31
CSB BANCORP INC /OH
filed 2018-05-10
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

(330) 674-9015

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at May 1, 2018:
2,742,242 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED MARCH  31, 2018

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2018	2017
ASSETS
Cash and cash equivalents
Cash and due from banks	$10,766	$17,255
Interest-earning deposits in other banks	10,823	19,165

Total cash and cash equivalents	21,589	36,420

Securities
Available-for-sale, at fair value	94,198	97,663
Held-to-maturity (fair value 2018-$21,871; 2017-$25,491)	22,488	25,758
Equity Securities	94	89
Restricted stock, at cost	4,614	4,614

Total securities	121,394	128,124

Loans held for sale	167	246
Loans	530,395	516,830
Less allowance for loan losses	5,633	5,604

Net loans	524,762	511,226

Premises and equipment, net	9,226	9,244
Core deposit intangible	242	268
Goodwill	4,728	4,728
Bank-owned life insurance	13,299	13,218
Accrued interest receivable and other assets	4,560	3,589

TOTAL ASSETS	$699,967	$707,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$166,512	$173,671
Interest-bearing	409,906	409,588

Total deposits	576,418	583,259

Short-term borrowings	38,350	39,480
Other borrowings	11,222	11,409
Accrued interest payable and other liabilities	2,958	2,383

Total liabilities	628,948	636,531

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding (shares 2018 and 2017 – 2,742,242)	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	49,070	47,535
Treasury stock at cost (shares 2018 and 2017 – 238,360)	(4,784)	(4,784)
Accumulated other comprehensive loss	(1,711)	(663)

Total shareholders’ equity	71,019	70,532

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$699,967	$707,063

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2018	2017
INTEREST AND DIVIDEND INCOME
Loans, including fees	$6,140	$5,449
Taxable securities	603	598
Nontaxable securities	161	165
Other	45	34

Total interest and dividend income	6,949	6,246

INTEREST EXPENSE
Deposits	455	267
Short-term borrowings	53	22
Other borrowings	52	95

Total interest expense	560	384

NET INTEREST INCOME	6,389	5,862
PROVISION (CREDIT) FOR LOAN LOSSES	324	(160)

Net interest income, after provision (credit) for loan losses	6,065	6,022

NONINTEREST INCOME
Service charges on deposit accounts	284	291
Trust services	219	207
Debit card interchange fees	313	288
Gain on sale of loans, net	77	42
Earnings on bank owned life insurance	81	98
Unrealized gain or loss on equity securities	4	—
Other income	167	180

Total noninterest income	1,145	1,106

NONINTEREST EXPENSES
Salaries and employee benefits	2,637	2,459
Occupancy expense	219	210
Equipment expense	156	170
Professional and director fees	311	169
Financial institutions and franchise tax expense	142	131
Marketing and public relations	120	78
Software expense	213	210
Debit card expense	116	130
Amortization of intangible assets	25	29
FDIC insurance expense	75	51
Provision for unfunded loan commitments	—	540
Other expenses	523	469

Total noninterest expenses	4,537	4,646

Income before income taxes	2,673	2,482
FEDERAL INCOME TAX PROVISION	509	$752

NET INCOME	$2,164	1,730

Basic and diluted net earnings per share	$0.79	$0.63

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net income	$2,164	$1,730

Other comprehensive (loss) income
Unrealized (losses) gains arising during the period	(1,312)	471
Amounts reclassified from accumulated other comprehensive loss, held-to-maturity	22	31
Income tax effect	271	(171)

Other comprehensive (loss) income	(1,019)	331

Total comprehensive income	$1,145	$2,061

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2018	2017
Balance at beginning of period	$70,532	$65,415
Net income	2,164	1,730
Other comprehensive (loss) income	(1,019)	331
Cash dividends declared	(658)	(549)

Balance at end of period	$71,019	$66,927

Cash dividends declared per share	$0.24	$0.20

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
NET CASH FROM OPERATING ACTIVITIES	$2,308	$4,407
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	2,034	4,430
Proceeds from repayments, held-to-maturity	5,312	709
Purchases, available-for-sale	—	(2,379)
Purchases, held-to-maturity	(2,029)	(4,700)
Loan originations, net of repayments	(14,155)	(4,899)
Property, equipment, and software acquisitions	(143)	(113)
Purchase of bank owned life insurance	—	(2,500)

Net cash used in investing activities	(8,981)	(9,452)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(6,841)	1,395
Net change in short-term borrowings	(1,130)	5,280
Repayment of other borrowings	(187)	(81)

Net cash provided by (used in) financing activities	(8,158)	6,594

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(14,831)	$1,549
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,420	36,838

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,589	$38,387

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$572	$389
Noncash financing activities:
Dividends declared	658	549

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2018, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2017, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results for the full year or any future interim period.

Certain items in the prior-year financial statements were reclassified to conform to the current-year presentation.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

ASU 2014-09 Effective January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers – Topic 606 and all subsequent ASUs that modified ASC 606. The Company has elected to apply the standard utilizing the modified retrospective approach with a cumulative effect of adoption for the impact from uncompleted contracts at the date of adoption. The adoption of this guidance did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustments were recorded..

Management determined that the primary sources of revenue emanating from interest and dividend income on loans and securities along with noninterest revenue resulting from investment security gains, loan servicing, gains on the sale of loans, commitment fees, fees from financial guarantees, certain credit cards fees, and income on bank-owned life insurance are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 87 percent of the total revenue of the Company. Services within the scope of ASC 606 include income from fiduciary activities, service charges on deposit accounts, other service income, ATM fees, interchange fees, and gain on sale of OREO, net.

Service charges on deposit accounts – the Bank has contracts with its deposit customers where fees are charged if the account balance falls below predetermined levels defined as compensating balances. These agreements can be cancelled at any time by either the Bank or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Bank has an unconditional right to the fee consideration. The Bank also has transaction fees related to specific transactions or activities resulting from a customer request or activity that include overdraft fees, online banking fees, and other transaction fees. All of these fees are attributable to specific performance obligations of the Bank where the revenue is recognized at a defined point in time, completion of the requested service/transaction.

Fiduciary/trust fees – Typical contracts for trust services are based on a fixed percentage of the assets earned ratably over a defined period and billed on a monthly or quarterly basis. Fees charged to customers’ accounts are recognized as revenue over the period during which the Bank fulfills its performance obligation under the contract (i.e., holding client asset in a managed fiduciary trust account). For these accounts, the performance obligation of the Bank is typically satisfied by holding and managing the customer’s assets over time.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other fees related to specific customer requests are attributable to specific performance obligations of the Bank where the revenue is recognized at a defined point in time, completion of the requested service/transaction.

Interchange fees – The Bank is a member of Visa U.S.A. Inc. and receives interchange fees as a result of customer usage of Bank issued debit cards. The bank’s performance obligation is to provide debit cards for customers to use as a method of payment. Fees received are allocated by Visa and are a percentage of the transaction amount and also vary by the merchant where the card was used. Fees are recognized daily the day after the transaction is processed.

Brokerage commissions – Brokerage commissions are based on a percentage of the initial investment. Commissions on transactions are recognized monthly on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed.

ASU 2016-01 – Recognition and Measurement of Financial Assets and Financial Liabilities. This Update sets forth targeted improvements to GAAP including, but not limited to, requiring an entity to recognize the changes in fair value of equity investments in the income statement, requiring public business entities to use the exit price when measuring the fair value of financial instruments for financial statement disclosure purposes, eliminating certain disclosures required by existing GAAP, and providing for additional disclosures. The Update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption on January 1, 2018, the Company made a one-time cumulative effect adjustment from accumulated other comprehensive income to retained earnings of $29 thousand. The net effect was an increase to retained earnings. Additional income of $4 thousand was recorded in the first quarter of 2018, as a result of changes to the accounting for equity investments. We have included the related new disclosure requirements in Note 6.

ASU 2018-02 – Income Statement – Reporting Comprehensive Income. This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act. On December 31, 2017, the Company adopted this standard which resulted in a reclassification of $109 thousand between accumulated other comprehensive loss and retained earnings on the consolidated balance sheet.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2018
Available-for-sale
U.S. Treasury security	$999	$—	$1	$998
U.S. Government agencies	8,350	—	222	8,128
Mortgage-backed securities of government agencies	48,080	34	1,103	47,011
Asset-backed securities of government agencies	1,139	—	4	1,135
State and political subdivisions	26,969	54	359	26,664
Corporate bonds	10,515	3	256	10,262

Total available-for-sale	96,052	91	1,945	94,198

Held-to-maturity
U.S. Government agencies	9,478	8	385	9,101
Mortgage-backed securities of government agencies	13,010	21	261	12,770

Total held-to-maturity	22,488	29	646	21,871
Equity securities	53	41	—	94
Restricted stock	4,614	—	—	4,614

Total securities	$123,207	$161	$2,591	$120,777

December 31, 2017
Available-for-sale
U.S. Treasury security	$999	$—	$1	$998
U.S. Government agencies	8,350	—	121	8,229
Mortgage-backed securities of government agencies	50,136	146	581	49,701
Asset-backed securities of government agencies	1,168	1	—	1,169
State and political subdivisions	27,020	224	103	27,141
Corporate bonds	10,532	35	142	10,425

Total available-for-sale	98,205	406	948	97,663
Held-to-maturity
U.S. Government agencies	9,477	16	228	9,265
Mortgage-backed securities of government agencies	11,581	95	145	11,531
State and political subdivisions	4,700	—	5	4,695

Total held-to-maturity	25,758	111	378	25,491
Equity securities	53	36	—	89
Restricted stock	4,614	—	—	4,614

Total securities	$128,630	$553	$1,326	$127,857

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at March 31, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$5,067	$5,060
Due after one through five years	17,212	17,040
Due after five through ten years	29,162	28,586
Due after ten years	44,611	43,512

Total debt securities available-for-sale	$96,052	$94,198

Held-to-maturity
Due in one year or less	$—	$—
Due after one through five years	480	488
Due after five through ten years	3,000	2,831
Due after ten years	19,008	18,552

Total debt securities held-to-maturity	$22,488	$21,871

Securities with a fair value of approximately $94 million were pledged at March 31, 2018 and December 31, 2017, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $4.1 million at March 31, 2018 and December 31, 2017. Federal Reserve Bank stock was $471 thousand at March 31, 2018 and December 31, 2017.

There were no proceeds from sales of securities for the three month periods ending March 31, 2018 and 2017.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2018
Available-for-sale
U.S. Treasury security	$—	$—	$1	$998	$1	$998
U.S. Government agencies	104	3,746	118	4,382	222	8,128
Mortgage-backed securities of government agencies	421	27,764	682	16,723	1,103	44,487
Asset-backed securities of government agencies	4	1,135	—	—	4	1,135
State and political subdivisions	182	14,099	177	3,645	359	17,744
Corporate bonds	54	6,986	202	2,298	256	9,284
Held-to-maturity
U.S. Government agencies	38	1,962	347	6,651	385	8,613
Mortgage-backed securities of government agencies	82	6,940	179	2,942	261	9,882

Total temporarily impaired securities	$885	$62,632	$1,706	$37,639	$2,591	$100,271

December 31, 2017
Available-for-sale
U.S. Treasury security	$1	$998	$—	$—	$1	$998
U.S. Government agencies	46	3,804	75	4,425	121	8,229
Mortgage-backed securities of government agencies	145	16,872	436	17,259	581	34,131
State and political subdivisions	26	4,400	77	3,752	103	8,152
Corporate bonds	2	2,912	140	2,360	142	5,272
Held-to-maturity
U.S. Government agencies	15	1,985	213	6,785	228	8,770
Mortgage-backed securities of government agencies	18	1,818	127	3,116	145	4,934
State and political subdivisions	5	4,695	—	—	5	4,695

Total temporarily impaired securities	$258	$37,484	$1,068	$37,697	$1,326	$75,181

There were 120 securities in an unrealized loss position at March 31, 2018, thirty-five (35) of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at March 31, 2018.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Commercial	$143,690	$140,273
Commercial real estate	184,892	179,663
Residential real estate	158,625	157,172
Construction & land development	26,303	22,886
Consumer	16,356	16,306

Total loans before deferred costs	529,866	516,300
Deferred loan costs	529	530

Total Loans	$530,395	$516,830

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

Loans serviced for others approximated $84.8 million and $82.7 million at March 31, 2018 and December 31, 2017, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans. As of March 31, 2018 and December 31, 2017, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

The increase in the provision for loan losses for the three months ended March 31, 2018 related to commercial loans was primarily due to the increase in substandard loans and the increase in loan volume of loans in this category. The decrease in the provision related to residential real estate loans is due to the decrease of loan delinquencies in this category.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended March 31, 2018
Beginning balance	$1,813	$1,735	$1,273	$237	$175	$371	$5,604
Provision (credit) for loan losses	257	26	(40)	7	23	51	324
Charge-offs	(194)	(62)	(37)	—	(10)		(303)
Recoveries	8	—	—	—	—		8

Net charge-offs	(186)	(62)	(37)	0	(10)		(295)

Ending balance	$1,884	$1,699	$1,196	$244	$188	$422	$5,633

Three months ended March 31, 2017
Beginning balance	$2,207	$1,264	$1,189	$178	$141	$312	$5,291
(Credit) provision for loan losses	(831)	274	114	6	29	248	(160)
Charge-offs	(8)	—	—	—	(5)		(13)
Recoveries	336	—	—	—	—		336

Net recoveries (charge-offs)	328	—	—	—	(5)		323

Ending balance	$1,704	$1,538	$1,303	$184	$165	$560	$5,454

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class and based on the impairment method as of March 31, 2018 and December 31, 2017:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
March 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$8	$46	$3	$—	$—	$—	$57
Collectively evaluated for impairment	1,876	1,653	1,193	244	188	422	5,576

Total ending allowance balance	$1,884	$1,699	$1,196	$244	$188	$422	$5,633

Loans:
Loans individually evaluated for impairment	$1,418	$3,411	$1,394	$—	$—		$6,223
Loans collectively evaluated for impairment	142,272	181,481	157,231	26,303	16,356		523,643

Total ending loans balance	$143,690	$184,892	$158,625	$26,303	$16,356		$529,866

December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$74	$151	$19	$—	$—	$—	$244
Collectively evaluated for impairment	1,739	1,584	1,254	237	175	371	5,360

Total ending allowance balance	$1,813	$1,735	$1,273	$237	$175	$371	$5,604

Loans:
Loans individually evaluated for impairment	$1,726	$4,686	$1,470	$—	$—		$7,882
Loans collectively evaluated for impairment	138,547	174,977	155,702	22,886	16,306		508,418

Total ending loans balance	$140,273	$179,663	$157,172	$22,886	$16,306		$516,300

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2018 and December 31, 2017:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
March 31, 2018
Commercial	$2,460	$1,413	$8	$1,421	$8
Commercial real estate	3,580	3,087	330	3,417	46
Residential real estate	1,543	1,113	283	1,396	3

Total impaired loans	$7,583	$5,613	$621	$6,234	$57

December 31, 2017
Commercial	$3,352	$1,329	$399	$1,728	$74
Commercial real estate	4,826	3,117	1,566	4,683	151
Residential real estate	1,654	1,119	352	1,471	19

Total impaired loans	$9,832	$5,565	$2,317	$7,882	$244

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Average recorded investment:
Commercial	$1,792	$4,216
Commercial real estate	4,490	438
Residential real estate	1,443	1,488

Average recorded investment in impaired loans	$7,725	$6,142

Interest income recognized:
Commercial	$11	$14
Commercial real estate	4	—
Residential real estate	14	15

Interest income recognized on a cash basis on impaired loans	$29	$29

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the aging of past due loans and nonaccrual loans as of March 31, 2018 and December 31, 2017 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
March 31, 2018
Commercial	$142,882	$84	$—	$—	$724	$808	$143,690
Commercial real estate	181,659	92	—	—	3,141	3,233	184,892
Residential real estate	157,499	292	140	164	530	1,126	158,625
Construction & land development	26,303	—	—	—	—	—	26,303
Consumer	15,926	338	49	—	43	430	16,356

Total Loans	$524,269	$806	$189	$164	$4,438	$5,597	$529,866

December 31, 2017
Commercial	$138,908	$148	$65	$—	$1,152	$1,365	$140,273
Commercial real estate	175,062	177	—	40	4,384	4,601	179,663
Residential real estate	155,488	757	38	401	488	1,684	157,172
Construction & land development	22,886	—	—	—	—	—	22,886
Consumer	16,048	193	8	—	57	258	16,306

Total Loans	$508,392	$1,275	$111	$441	$6,081	$7,908	$516,300

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed. Loans whose terms have been modified as TDR’s totaled $3.0 million as of March 31, 2018, and $2.9 million as of December 31, 2017, with $25 thousand and $38 thousand of specific reserves allocated to those loans, respectively. At March 31, 2018, $2.1 million of the loans classified as TDR’s were performing in accordance with their modified terms. Of the remaining $841 thousand, all were in nonaccrual of interest status.

The Company held $20 thousand in other real estate as of March 31, 2018, and no other real estate as of December 31, 2017. Consumer mortgage loans in the process of foreclosure were $57 thousand at March 31, 2018 and $114 thousand at December 31, 2017.

There were no new TDR’s during the three month periods ended March 31, 2018 and 2017.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $300 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class is as follows as of March 31, 2018 and December 31, 2017:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
March 31, 2018
Commercial	$121,917	$5,205	$15,707	$—	$861	$143,690
Commercial real estate	166,895	9,244	7,407	—	1,346	184,892
Residential real estate	203	—	286	—	158,136	158,625
Construction & land development	23,274	—	16	—	3,013	26,303
Consumer	—	—	43	—	16,313	16,356

Total	$312,289	$14,449	$23,459	$—	$179,669	$529,866

December 31, 2017
Commercial	$116,833	$13,685	$8,841	$—	$914	$140,273
Commercial real estate	162,012	8,220	8,620	—	811	179,663
Residential real estate	205	—	470	—	156,497	157,172
Construction & land development	18,493	880	—	—	3,513	22,886
Consumer	—	—	57	—	16,249	16,306

Total	$297,543	$22,785	$17,988	$—	$177,984	$516,300

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans that are not rated by class of loans as of March 31, 2018 and December 31, 2017. Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non-Performing	Total
March 31, 2018
Commercial	$861	$—	$861
Commercial real estate	1,346	—	1,346
Residential real estate	157,442	694	158,136
Construction & land development	3,013	—	3,013
Consumer	16,313	—	16,313

Total	$178,975	$694	$179,669

December 31, 2017
Commercial	$914	$—	$914
Commercial real estate	811	—	811
Residential real estate	155,608	889	156,497
Construction & land development	3,513	—	3,513
Consumer	16,249	—	16,249

Total	$177,095	$889	$177,984

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements accounted for as secured borrowings.

	Remaining Contractual Maturity
	Overnight and Continuous
	March 31,	December 31,
(Dollars in thousands)	2018	2017
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$38,545	$39,637
Repurchase agreements	38,350	39,480

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of March 31, 2018 and December 31, 2017 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2018
Assets:
Securities available-for-sale
U.S. Treasury security	$998	$—	$—	$998
U.S. Government agencies	—	8,128	—	8,128
Mortgage-backed securities of government agencies	—	47,011	—	47,011
Asset-backed securities of government agencies	—	1,135	—	1,135
State and political subdivisions	—	26,664	—	26,664
Corporate bonds	—	10,262	—	10,262

Total available-for-sale securities	$998	$93,200	$—	$94,198
Equity securities	$48	$—	$46	$94
December 31, 2017
Assets:
Securities available-for-sale
U.S. Treasury security	$998	$—	$—	$998
U.S. Government agencies	—	8,229	—	8,229
Mortgage-backed securities of government agencies	—	49,701	—	49,701
Asset-backed securities of government agencies	—	1,169	—	1,169
State and political subdivisions	—	27,141	—	27,141
Corporate bonds	—	10,425	—	10,425

Total available-for-sale securities	$998	$96,665	$—	$97,663
Equity securities	$89	$—	$—	$89

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of March 31, 2018 and December 31, 2017, by level within the fair value hierarchy. Impaired loans are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2018
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$564	$564
December 31, 2017
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$2,073	$2,073

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
(Dollars in thousands)	Estimate	Techniques	Input	(Weighted Average)
March 31, 2018
Impaired loans	$531	Discounted cash flow	Remaining term Discount rate	1 mo to 24.2 yrs / (19.5 mos) 4.4% to 7.5% / (5.3%)
	33	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	0% to -25% (-14.9%) -10%
December 31, 2017
Impaired loans	$551	Discounted cash flow	Remaining term Discount rate	4 mos to 24.5 yrs / (20.3 mos) 4.4% to 7.5% / (5.3%)
	1,522	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	0% to -25% (-6.8%) -10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments as of March 31, 2018 and December 31, 2017 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
March 31, 2018
Financial assets
Cash and cash equivalents	$21,589	$21,589	$—	$—	$21,589
Securities available-for-sale	94,198	998	93,200	—	94,198
Securities held-to-maturity	22,488	—	21,871	—	21,871
Equity securities	94	48	—	46	94
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	167	167	—	—	167
Net loans	524,762	—	—	523,155	523,155
Bank-owned life insurance	13,299	13,299	—	—	13,299
Accrued interest receivable	1,784	1,784	—	—	1,784
Mortgage servicing rights	270	—	—	270	270
Financial liabilities
Deposits	$576,418	$459,760	$—	$114,103	$573,863
Short-term borrowings	38,350	38,350	—	—	38,350
Other borrowings	11,222	—	—	10,030	10,030
Accrued interest payable	78	78	—	—	78
December 31, 2017
Financial assets
Cash and cash equivalents	$36,420	$36,420	$—	$—	$36,420
Securities available-for-sale	97,663	998	96,665	—	97,663
Securities held-to-maturity	25,758	—	25,491	—	25,491
Equity securities	89	89	—	—	89
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	246	246	—	—	246
Net loans	511,226	—	—	513,106	513,106
Bank-owned life insurance	13,218	13,218	—	—	13,218
Accrued interest receivable	1,545	1,545	—	—	1,545
Mortgage servicing rights	270	—	—	270	270
Financial liabilities
Deposits	$583,259	$473,467	$—	$110,224	$583,691
Short-term borrowings	39,480	39,480	—	—	39,480
Other borrowings	11,409	—	—	10,365	10,365
Accrued interest payable	90	90	—	—	90

For purposes of the above disclosures of fair value, the following assumptions are used:

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

Equity investments with a readily determinable value are classified as Level I and equity investments without a readily determinable value are classified as Level III. The following table presents the carrying amount of equity investments without readily determinable fair values, the annual and cumulative amount of impairment, and the annual and cumulative amount of observable price changes for orderly transactions for the identical or a similar investment of the same issuer:

	March 31, 2018
(Dollars in thousands)	Year-to-Date	Life-to-Date
Amortized cost	$44	$44
Impairment	—	—
Observable price changes	2	2

Carrying value	$46	$46

Net loans

Effective first quarter 2018 the fair value of loans were determined using an exit price methodology as prescribed by ASU 2016-01.The exit price estimation of fair value is based on the future value of expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a current market rate based on the relative credit risk of the loan. In addition, an incremental liquidity discount is applied. In comparison, loan fair values as of December 31, 2017 were estimated based on an entrance price methodology. As a result the fair value adjustments as of March 31, 2018 and December 31, 2017 are not comparable, classified as Level III.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

The Company also has unrecognized financial instruments at March 31, 2018 and December 31, 2017. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $171.9 million at March 31, 2018 and $178.2 million at December 31, 2017. Such amounts are also considered to be the fair values.

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

NOTE 7 –  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three month periods ended March 31, 2018 and 2017:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three months ended March 31, 2018
Balance as of December 31, 2017	$(839)	$176	$(663)
Unrealized holding loss on available-for-sale securities arising during the period	(1,385)	291	(1,094)
Reclassify equity AOCI gain to retained earnings	37	(8)	29
Amortization of held-to-maturity discount resulting from transfer	22	(5)	17

Total other comprehensive income (loss)	(1,326)	278	(1,048)

Balance as of March 31, 2018	$(2,165)	$454	$(1,711)

Three months ended March 31, 2017
Balance as of December 31, 2016	$(1,323)	$449	$(874)
Unrealized holding gain on available-for-sale securities arising during the period	471	(161)	310
Amortization of held-to-maturity discount resulting from transfer	31	(10)	21

Total other comprehensive income	502	(171)	331

Balance as of March 31, 2017	$(821)	$278	$(543)

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at March 31, 2018 as compared to December 31, 2017, and the consolidated results of operations for the three month period ended March 31, 2018 compared to the same period in 2017. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $700 million at March 31, 2018 as compared to $707 million at December 31, 2017. During the three month period ended March 31, 2018, net loans increased $14 million. Cash, cash equivalents, and securities decreased $22 million. On the liability side, deposits and repurchase agreements decreased by $8 million.

Net loans increased $14 million, or 3%, during the three months ended March 31, 2018. The increase occurred as demand for both business and consumer loans within the bank’s markets continued. The bank has added lending and operations staff to accommodate the increase in demand. Commercial loans including commercial real estate loans increased $9 million, or 3%, while construction and land development loans increased $3 million, or 15%. Residential real estate loans increased $1 million, or 1%, and consumer loans increased $50 thousand from December 31, 2017. Home purchase activity has increased and consumers continued to refinance their mortgage loans for lower long-term fixed rates. Residential mortgage loan originations for the three months ended March 31, 2018 and 2017 were $12 million for each period. Originations sold into the secondary market were $2.2 million and $1.5 million, respectively during the three month periods ended March 31, 2018 and March 31, 2017. The Bank originates and sells primarily fixed-rate thirty year mortgages into the secondary market.

The allowance for loan losses as a percentage of total loans was 1.06% at March 31, 2018 as compared to 1.08% at December 31, 2017. Outstanding loan balances increased 3% to $530 million at March 31, 2018. The allowance for loan losses remained constant at $5.6 million at March 31, 2018 following a provision of $324 thousand and net charge-offs of $295 thousand for the current quarter.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Nonaccrual loans decreased during the first three months of 2018. For the three months ending March 31, 2018 loans totaling $183 thousand were placed on nonaccrual status, there were $292 thousand in charge-downs recognized, and pay downs of $1.1 million were received. The decrease in nonaccrual loans was primarily due to the resolution of a $1.7 million credit facility.

(Dollars in thousands)	March 31, 2018		December 31, 2017		March 31, 2017
Non-performing loans	$4,602		$6,522		$4,909
Other real estate	20		—		—
Allowance for loan losses	5,633		5,604		5,454
Total loans	530,395		516,830		480,709
Allowance: Loans	1.06%		1.08%		1.13%
Allowance: Non-performing loans	1.2	x	0.9	x	1.1	x

The ratio of gross loans to deposits was 92.0% at March 31, 2018, compared to 88.6% at December 31, 2017.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $2.6 million within the available-for-sale and held-to-maturity portfolios as of March 31, 2018, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments on March 31, 2018, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits decreased $7 million, or 1%, from December 31, 2017 with noninterest bearing deposits decreasing $7 million and interest-bearing deposit accounts increasing $318 thousand, or less than 1%. Total deposits as of March 31, 2018 are $34 million greater than March 31, 2017 deposit balances. On a year over year comparison, a decrease was recognized in noninterest-bearing demand deposits of $5 million and money market savings accounts of $2 million, while increases were recognized in interest-bearing demand deposits of $25 million, savings of $11 million, and time deposits of $5 million.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $1 million to $38 million at March 31, 2018 as compared to December 31, 2017 and other borrowings decreased $187 thousand as the Company repaid FHLB advances with required monthly amortization.

Total shareholders’ equity amounted to $71 million, or 10.1% of total assets at March 31, 2018 up slightly from December 31, 2017. The increase in shareholders’ equity during the three months ending March 31, 2018 was due to net income of $2.2 million offset by an increase in accumulated other comprehensive loss of $1 million and dividends declared of $658 thousand. The Company and the Bank met all regulatory capital requirements at March 31, 2018.

RESULTS OF OPERATIONS

Three months ended March 31, 2018 and 2017

For the quarters ended March 31, 2018 and 2017, the Company recorded net income of $2.2 million and $1.7 million and $.79 and $.63 per share, respectively. The $434 thousand increase in net income for the quarter was primarily the result of a $527 thousand increase in net interest income an increase of $39 thousand in other noninterest income, a decrease of $109 thousand in other noninterest expenses, and a $243 thousand reduction in federal income tax provision. The increases were partially offset by an increase in the provision for loans losses of $484 thousand.

Return on average assets and return on average equity were 1.25% and 12.23%, respectively, for the three month period of 2018, compared to 1.05% and 10.54%, respectively for the same quarter in 2017.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended March 31,
	2018		2017
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Interest-earning deposits in other banks	$8,564	2.06%	$12,493	1.04%
Federal funds sold	395	1.64	990	0.70
Taxable securities	95,741	2.55	102,717	2.36
Tax-exempt securities	28,757	2.88	30,664	3.33
Loans	527,315	4.72	480,656	4.60

Total earning assets	660,772	4.29%	627,520	4.10%
Other assets	39,622		39,130

TOTAL ASSETS	$700,394		$666,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$116,432	0.22%	$86,169	0.06%
Savings deposits	179,720	0.27	164,924	0.13
Time deposits	112,386	0.99	111,560	0.74
Other borrowed funds	52,826	0.81	65,781	0.73

Total interest bearing liabilities	461,364	0.49%	428,434	0.36%
Non-interest bearing demand deposits	165,317		168,727
Other liabilities	2,540		2,929
Shareholders’ Equity	71,173		66,560

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$700,394		$666,650

Taxable equivalent net interest spread		3.80%		3.74%
Taxable equivalent net interest margin		3.95%		3.85%

Interest income for the quarter ended March 31, 2018, was $6.9 million representing a $703 thousand increase, or a 11% improvement, compared to the same period in 2017. This increase was primarily due to average loan volume increasing $47 million for the quarter ended March 31, 2018 as compared to the first quarter 2017. Interest expense for the quarter ended March 31, 2018 was $560 thousand, an increase of $176 thousand, or 46%, from the same period in 2017. The increase in interest expense occurred primarily due to an increase in rate on all interest-bearing liabilities for the quarter ended March 31, 2018.

For the quarter ended March 31, 2018, the provision for loan losses was $324 thousand, compared to a provision of $160 thousand credit for the same quarter in 2017. For more discussion see Financial Condition. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended March 31, 2018, was $1.1 million, a decrease of $39 thousand, or 4%, compared to the same quarter in 2017. Service charges on deposit accounts decreased $7 thousand, or 2%, compared to the same quarter in 2017 primarily from decreases in overdraft fees. The gain on the sale of mortgage loans to the secondary market increased to $77 thousand for the quarter ending March 31, 2018, from $42 thousand in the same quarter in 2017. Debit card interchange income increased $25 thousand, or 9%, with greater fee income in the first quarter of 2018. Fees from trust and brokerage services increased $12 thousand to $219 thousand for the first quarter 2018 as compared to the same quarter in 2017 following a realignment of both divisions in 2017.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Noninterest expenses for the quarter ended March 31, 2018 decreased $109 thousand, or 2%, compared to the first quarter of 2017. Salaries and employee benefits increased $178 thousand, or 7%, a result of increases in employees, base salary, and other benefits. Debit card expenses decreased $14 thousand, or 11%, compared to the first quarter 2017 due to the replacement of all outstanding debit cards with EMV chip cards. Software expense rose $3 thousand quarter over quarter with additional investment. Occupancy expense increased $9 thousand in 2018 over the first quarter of 2017. Professional and director fees increased $142 thousand for the quarter ended March 31, 2018 as compared to the first quarter 2017. The increase was primarily a result of increased legal fees for loan collections.

Federal income tax expense decreased $243 thousand, or 32%, for the quarter ended March 31, 2018 as compared to the first quarter of 2017. The provision for income taxes was $509 thousand (effective rate of 19%) for the quarter ended March 31, 2018, compared to $752 thousand (effective rate of 30%) for the same quarter ended 2017. The effective rate decreased as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 9.5% at March 31, 2018 compared with 9.3% at December 31, 2017.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. As of March 31, 2018 the Company and the Bank met all capital adequacy requirements to which they were subject.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Capital Ratios
	March 31, 2018	December 31, 2017
Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	12.6%	12.7%
Bank	12.4%	12.5%
Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	12.6%	12.7%
Bank	12.4%	12.5%
Total Capital To Risk Weighted Assets Ratio
Consolidated	13.7%	13.8%
Bank	13.5%	13.6%
Tier 1 Leverage Ratio
Consolidated	9.7%	9.3%
Bank	9.6%	9.2%

LIQUIDITY

(Dollars in millions)	March 31, 2018	December 31, 2017	Change
Cash and cash equivalents	$22	$36	$(14)
Unused lines of credit	82	82	—
Unpledged AFS securities at fair market value	23	31	(8)

	$127	$149	$(22)

Net deposits and short-term liabilities	$546	$557	$(11)

Liquidity ratio	23.0%	26.8%	(3.8)
Minimum board approved liquidity ratio	20.0%	20.0%	—

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

The liquidity ratio was 23.0% and 26.8% at March 31, 2018 and December 31, 2017.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2018, from the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. Minor variances with net interest income exceeding the board approved policy are being projected in the March 2018 dynamic balance sheet simulation coupled with immediate rate shocks. All other balance sheet positions and interest rate projections are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -100 through +400 basis point changes, in 100 basis point increments, in market interest rates at March 31, 2018 and December 31, 2017. The net interest income reflected is for the first twelve month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

March 31, 2018
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$28,763	$1,177	4.3%	+/-25%
+300	28,505	919	3.3	+/-15
+200	28,241	655	2.4	+/-10
+100	27,927	341	1.2	+/-5
0	27,586	—	—	—
-100	27,222	(364)	(1.3)	+/-5
December 31, 2017
+400	$28,329	$1,889	6.2%	+/-25%
+300	27,944	1,433	4.8	+/-15
+200	27,552	947	3.3	+/-10
+100	27,123	462	1.7	+/-5
0	26,663	—	—	—
-100	25,996	(667)	(2.5)	+/-5

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

CSB BANCORP, INC.

FORM 10-Q

Quarter ended March  31, 2018

PART II – OTHER INFORMATION

ITEM 1 –	LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A –	RISK FACTORS.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2 –	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. No repurchases were made during the quarterly period ended March 31, 2018.

ITEM 3 –	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 –	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 –	OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended March 31, 2018

PART II – OTHER INFORMATION

ITEM 6 –	Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB). (P)

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)
Date: May 10, 2018	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer
Date: May 10, 2018	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer