Form 10-Q
period 2018-06-30
CSB BANCORP INC /OH
filed 2018-08-09
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at August 1, 2018:
2,742,242 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED JUNE  30, 2018

Part I—Financial Information

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents
Cash and due from banks	$14,956	$17,255
Interest-earning deposits in other banks	28,275	19,165

Total cash and cash equivalents	43,231	36,420

Securities
Available-for-sale, at fair value	90,808	97,663
Held-to-maturity (fair value 2018-$21,173; 2017-$25,491)	21,882	25,758
Equity Securities	94	89
Restricted stock, at cost	4,614	4,614

Total securities	117,398	128,124

Loans held for sale	100	246
Loans	535,427	516,830
Less allowance for loan losses	5,918	5,604

Net loans	529,509	511,226

Premises and equipment, net	9,563	9,244
Core deposit intangible	217	268
Goodwill	4,728	4,728
Bank-owned life insurance	13,384	13,218
Accrued interest receivable and other assets	5,169	3,589

TOTAL ASSETS	$723,299	$707,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$178,343	$173,671
Interest-bearing	416,730	409,588

Total deposits	595,073	583,259

Short-term borrowings	44,155	39,480
Other borrowings	8,827	11,409
Accrued interest payable and other liabilities	2,666	2,383

Total liabilities	650,721	636,531

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding (shares 2018 and 2017—2,742,242)	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	50,736	47,535
Treasury stock at cost (shares 2018 and 2017—238,360)	(4,784)	(4,784)
Accumulated other comprehensive loss	(1,818)	(663)

Total shareholders’ equity	72,578	70,532

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$723,299	$707,063

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME
Loans, including fees	$6,515	$5,584	$12,654	$11,033
Taxable securities	594	598	1,197	1,196
Nontaxable securities	152	174	313	339
Other	83	57	129	91

Total interest and dividend income	7,344	6,413	14,293	12,659

INTEREST EXPENSE
Deposits	560	307	1,014	574
Short-term borrowings	84	35	138	57
Other borrowings	48	121	100	216

Total interest expense	692	463	1,252	847

NET INTEREST INCOME	6,652	5,950	13,041	11,812
PROVISION FOR LOAN LOSSES	324	845	648	685

Net interest income, after provision for loan losses	6,328	5,105	12,393	11,127

NONINTEREST INCOME
Service charges on deposit accounts	300	268	584	559
Trust services	217	152	436	359
Debit card interchange fees	323	296	636	584
Gain on sale of loans, net	60	61	137	103
Earnings on bank owned life insurance	85	86	166	184
Unrealized gain or loss on equity securities	—	—	4	—
Other income	183	197	350	377

Total noninterest income	1,168	1,060	2,313	2,166

NONINTEREST EXPENSES
Salaries and employee benefits	2,718	2,472	5,355	4,931
Occupancy expense	214	214	434	424
Equipment expense	160	171	316	341
Professional and director fees	239	234	551	403
Financial institutions and franchise tax expense	142	127	284	258
Marketing and public relations	119	89	239	167
Software expense	221	203	434	413
Debit card expense	126	141	242	271
Amortization of intangible assets	25	29	50	58
FDIC insurance expense	72	52	147	103
Provision (reversal) for unfunded loan commitments	—	(540)	—	—
Other expenses	583	496	1,104	965

Total noninterest expenses	4,619	3,688	9,156	8,334

Income before income taxes	2,877	2,477	5,550	4,959
FEDERAL INCOME TAX PROVISION	553	751	1,062	1,503

NET INCOME	$2,324	$1,726	$4,488	$3,456

Basic and diluted net earnings per share	$0.85	$0.63	$1.64	$1.26

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$2,324	$1,726	$4,488	$3,456

Other comprehensive (loss) income
Unrealized (losses) gains arising during the period	(156)	916	(1,467)	1,386
Amounts reclassified from accumulated other comprehensive loss, held-to-maturity	20	26	41	58
Income tax effect	29	(321)	300	(492)

Other comprehensive (loss) income	(107)	621	(1,126)	952

Total comprehensive income	$2,217	$2,347	$3,362	$4,408

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Balance at beginning of period	$71,019	$66,927	$70,532	$65,415
Net income	2,324	1,726	4,488	3,456
Other comprehensive (loss) income	(107)	621	(1,126)	952
Cash dividends declared	(658)	(548)	(1,316)	(1,097)

Balance at end of period	$72,578	$68,726	$72,578	$68,726

Cash dividends declared per share	$0.24	$0.20	$0.48	$0.40

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
NET CASH FROM OPERATING ACTIVITIES	$4,023	$3,024
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	6,151	11,187
Proceeds from repayments, held-to-maturity	5,956	1,447
Purchases, available-for-sale	(992)	(9,243)
Purchases, held-to-maturity	(2,029)	(4,700)
Loan originations, net of repayments	(18,938)	(22,820)
Property, equipment, and software acquisitions	(639)	(293)
Proceeds from sale of other real estate	30	—

Net cash used in investing activities	(10,461)	(24,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	11,814	6,319
Net change in short-term borrowings	4,675	8,190
Proceeds from other borrowings	—	10,000
Repayment of other borrowings	(2,582)	(604)
Cash dividends paid	(658)	(549)

Net cash provided by financing activities	13,249	23,356

NET INCREASE IN CASH AND CASH EQUIVALENTS	$6,811	$1,958
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,420	36,838

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,231	$38,796

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,276	$836
Income taxes	1,110	2,160
Noncash financing activities:
Dividends declared	658	548

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2018, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2017, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the periods ended June 30, 2018 are not necessarily indicative of the operating results for the full year or any future interim period.

Certain items in the prior-year financial statements were reclassified to conform to the current-year presentation.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

ASU 2014-09 Effective January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers – Topic 606 and all subsequent ASUs that modified ASC 606. The Company has elected to apply the standard utilizing the modified retrospective approach with a cumulative effect of adoption for the impact from uncompleted contracts at the date of adoption. The adoption of this guidance did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustments were recorded.

Management determined that the primary sources of revenue emanating from interest and dividend income on loans and securities along with noninterest revenue resulting from investment security gains, loan servicing, gains on the sale of loans, commitment fees, fees from financial guarantees, certain credit cards fees, and income on bank-owned life insurance are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 88 percent of the total revenue of the Company. Services within the scope of ASC 606 include income from fiduciary activities, service charges on deposit accounts, other service income, ATM fees, interchange fees, and gain on sale of OREO, net.

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

ASU 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities. This Update and subsequent ASU’s set forth targeted improvements to GAAP including, but not limited to, requiring an entity to recognize the changes in fair value of equity investments in the income statement, requiring public business entities to use the exit price when measuring the fair value of financial instruments for financial statement disclosure purposes, eliminating certain disclosures required by existing GAAP, and providing for additional disclosures. The Update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption on January 1, 2018, the Company made a one-time cumulative effect adjustment from accumulated other comprehensive income to retained earnings of $29 thousand. The net effect was an increase to retained earnings. Additional income of $4 thousand was recorded in 2018, as a result of changes to the accounting for equity investments. We have included the related new disclosure requirements in Note 6.

ASU 2016-02 – Leases. This Update and all subsequent ASU’s that modified Topic 842 set forth a new lease accounting model for lessors and lessees. For lessees, virtually all leases will be required to be recognized on the balance sheet by recording a right-of-use asset. Subsequent accounting for leases varies depending on whether the lease is an operating lease or a finance lease. The accounting provided by a lessor is largely unchanged from that applied under the existing guidance. The ASU requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Update is effective for fiscal years beginning after December 15, 2018, with early application permitted. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s balance sheet is estimated to result in less than a 1 percent increase in assets and liabilities. This Update is not expected to have a significant impact on the Company’s financial statements.

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

ASU 2018-02 - Income Statement – Reporting Comprehensive Income. This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act. On December 31, 2017, the Company adopted this standard which resulted in a reclassification of $109 thousand between accumulated other comprehensive loss and retained earnings on the consolidated balance sheet.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2018
Available-for-sale
U.S. Treasury security	$993	$—	$1	$992
U.S. Government agencies	8,350	—	259	8,091
Mortgage-backed securities of government agencies	45,948	24	1,233	44,739
Asset-backed securities of government agencies	1,104	—	3	1,101
State and political subdivisions	26,419	47	349	26,117
Corporate bonds	10,003	3	238	9,768

Total available-for-sale	92,817	74	2,083	90,808

Held-to-maturity
U.S. Government agencies	9,479	4	452	9,031
Mortgage-backed securities of government agencies	12,403	14	275	12,142

Total held-to-maturity	21,882	18	727	21,173
Equity securities	53	41	—	94
Restricted stock	4,614	—	—	4,614

Total securities	$119,366	$133	$2,810	$116,689

December 31, 2017
Available-for-sale
U.S. Treasury security	$999	$—	$1	$998
U.S. Government agencies	8,350	—	121	8,229
Mortgage-backed securities of government agencies	50,136	146	581	49,701
Asset-backed securities of government agencies	1,168	1	—	1,169
State and political subdivisions	27,020	224	103	27,141
Corporate bonds	10,532	35	142	10,425

Total available-for-sale	98,205	406	948	97,663
Held-to-maturity
U.S. Government agencies	9,477	16	228	9,265
Mortgage-backed securities of government agencies	11,581	95	145	11,531
State and political subdivisions	4,700	—	5	4,695

Total held-to-maturity	25,758	111	378	25,491
Equity securities	53	36	—	89
Restricted stock	4,614	—	—	4,614

Total securities	$128,630	$553	$1,326	$127,857

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at June 30, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$5,068	$5,060
Due after one through five years	16,684	16,467
Due after five through ten years	28,245	27,683
Due after ten years	42,820	41,598

Total debt securities available-for-sale	$92,817	$90,808

Held-to-maturity
Due in one year or less	$—	$—
Due after one through five years	481	485
Due after five through ten years	3,000	2,811
Due after ten years	18,401	17,877

Total debt securities held-to-maturity	$21,882	$21,173

Securities with a fair value of approximately $96 million and $94 million were pledged at June 30, 2018 and December 31, 2017, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $4.1 million at June 30, 2018 and December 31, 2017. Federal Reserve Bank stock was $471 thousand at June 30, 2018 and December 31, 2017.

There were no proceeds from sales of securities for the three or six month periods ending June 30, 2018 and 2017.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2018 Available-for-sale
U.S. Treasury security	$1	$992	$—	$—	$1	$992
U.S. Government agencies	56	1,944	203	6,147	259	8,091
Mortgage-backed securities of government agencies	460	25,360	773	17,787	1,233	43,147
Asset-backed securities of government agencies	3	1,101	—	—	3	1,101
State and political subdivisions	177	12,944	172	3,643	349	16,587
Corporate bonds	64	6,464	174	2,326	238	8,790
Held-to-maturity
U.S. Government agencies	44	1,956	408	6,591	452	8,547
Mortgage-backed securities of government agencies	142	7,325	133	2,846	275	10,171

Total temporarily impaired securities	$947	$58,086	$1,863	$39,340	$2,810	$97,426

December 31, 2017
Available-for-sale
U.S. Treasury security	$1	$998	$—	$—	$1	$998
U.S. Government agencies	46	3,804	75	4,425	121	8,229
Mortgage-backed securities of government agencies	145	16,872	436	17,259	581	34,131
State and political subdivisions	26	4,400	77	3,752	103	8,152
Corporate bonds	2	2,912	140	2,360	142	5,272
Held-to-maturity
U.S. Government agencies	15	1,985	213	6,785	228	8,770
Mortgage-backed securities of government agencies	18	1,818	127	3,116	145	4,934
State and political subdivisions	5	4,695	—	—	5	4,695

Total temporarily impaired securities	$258	$37,484	$1,068	$37,697	$1,326	$75,181

There were 119 securities in an unrealized loss position at June 30, 2018, thirty-six (36) of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at June 30, 2018.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Commercial	$142,019	$140,273
Commercial real estate	182,034	179,663
Residential real estate	162,184	157,172
Construction & land development	30,706	22,886
Consumer	17,918	16,306

Total loans before deferred costs	534,861	516,300
Deferred loan costs	566	530

Total Loans	$535,427	$516,830

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

Loans serviced for others approximated $85.4 million and $82.7 million at June 30, 2018 and December 31, 2017, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans. As of June 30, 2018 and December 31, 2017, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

The increase in the provision for loan losses for the six months ended June 30, 2018 related to commercial loans was primarily due to the increase in substandard loans in this category. The decrease in the provision related to commercial real estate loans is due to the decrease of loan delinquencies in this category. The increase in the provision related to consumer loans is primarily due to the increase loan volume and charge-offs of loans in this category.

The increase in the provision for loan losses for the three months ended June 30, 2017 related to commercial loans was primarily due to the increase in the specific allocation related to two commercial relationships. The decrease in the provision related to residential real estate is due to the improvement in the historical losses of loans in this category. The increase in the provision for loan losses related to commercial real estate was due to the increase in the specific allocation for one relationship, the increase in nonaccrual loans in this category and the increase of special mention loan balances. The decrease in the provision for loan losses for the six months ended June 30, 2017 related to commercial loans was primarily due to the recovery of prior loan charge-offs from one relationship.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended June 30, 2018
Beginning balance	$1,884	$1,699	$1,196	$244	$188	$422	$5,633
Provision for loan losses	(31)	(87)	39	35	107	261	324
Charge-offs	(9)	0	0	0	(36)		(45)
Recoveries	5	0	1	0	0		6

Net charge-offs	(4)	0	1	0	(36)		(39)

Ending balance	$1,849	$1,612	$1,236	$279	$259	$683	$5,918

Six months ended June 30, 2018
Beginning balance	$1,813	$1,735	$1,273	$237	$175	$371	$5,604
Provision for loan losses	226	(61)	(1)	42	130	312	648
Charge-offs	(203)	(62)	(37)	0	(46)		(348)
Recoveries	13	0	1	0	0		14

Net charge-offs	(190)	(62)	(36)	0	(46)		(334)

Ending balance	$1,849	$1,612	$1,236	$279	$259	$683	$5,918

Three months ended June 30, 2017
Beginning balance	$1,704	$1,538	$1,303	$184	$165	$560	$5,454
Provision for loan losses	675	180	(47)	38	18	(19)	845
Charge-offs	(32)	—	—	—	(2)		(34)
Recoveries	15	—	8	—	1		24

Net charge-offs	(17)	—	8	—	(1)		(10)

Ending balance	$2,362	$1,718	$1,264	$222	$182	$541	$6,289

Six months ended June 30, 2017
Beginning balance	$2,207	$1,264	$1,189	$178	$141	$312	$5,291
Provision for loan losses	(156)	454	67	44	47	229	685
Charge-offs	(40)	—	—	—	(7)	—	(47)
Recoveries	351	—	8	—	1	—	360

Net charge-offs	311	—	8	—	(6)	—	313

Ending balance	$2,362	$1,718	$1,264	$222	$182	$541	$6,289

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class and based on the impairment method as of June 30, 2018 and December 31, 2017:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
June 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$4	$46	$16	$—	$—	$—	$66
Collectively evaluated for impairment	1,845	1,566	1,220	279	259	683	5,852

Total ending allowance balance	$1,849	$1,612	$1,236	$279	$259	$683	$5,918

Loans:
Loans individually evaluated for impairment	$1,096	$3,458	$1,374	$—	$—		$5,928
Loans collectively evaluated for impairment	140,923	178,576	160,810	30,706	17,918		528,933

Total ending loans balance	$142,019	$182,034	$162,184	$30,706	$17,918		$534,861

December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$74	$151	$19	$—	$—	$—	$244
Collectively evaluated for impairment	1,739	1,584	1,254	237	175	371	5,360

Total ending allowance balance	$1,813	$1,735	$1,273	$237	$175	$371	$5,604

Loans:
Loans individually evaluated for impairment	$1,726	$4,686	$1,470	$—	$—		$7,882
Loans collectively evaluated for impairment	138,547	174,977	155,702	22,886	16,306		508,418

Total ending loans balance	$140,273	$179,663	$157,172	$22,886	$16,306		$516,300

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2018 and December 31, 2017:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
June 30, 2018
Commercial	$2,722	$1,093	$4	$1,097	$4
Commercial real estate	3,656	3,145	319	3,464	46
Residential real estate	1,525	1,019	359	1,378	16

Total impaired loans	$7,903	$5,257	$682	$5,939	$66

December 31, 2017
Commercial	$3,352	$1,329	$399	$1,728	$74
Commercial real estate	4,826	3,117	1,566	4,683	151
Residential real estate	1,654	1,119	352	1,471	19

Total impaired loans	$9,832	$5,565	$2,317	$7,882	$244

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three months		Six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Average recorded investment:
Commercial	$1,190	$2,794	$1,491	$3,505
Commercial real estate	2,700	3,600	3,595	2,019
Residential real estate	1,131	1,540	1,287	1,514

Average recorded investment in impaired loans	$5,021	$7,934	$6,373	$7,038

Interest income recognized:
Commercial	$10	$17	$21	$31
Commercial real estate	4	2	8	2
Residential real estate	12	15	26	30

Interest income recognized on a cash basis on impaired loans	$26	$34	$55	$63

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the aging of past due loans and nonaccrual loans as of June 30, 2018 and December 31, 2017 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
June 30, 2018
Commercial	$141,180	$43	$75	$—	$721	$839	$142,019
Commercial real estate	178,927	55	—	—	3,052	3,107	182,034
Residential real estate	160,667	585	326	82	524	1,517	162,184
Construction & land development	30,706	—	—	—	—	—	30,706
Consumer	17,706	111	81	—	20	212	17,918

Total Loans	$529,186	$794	$482	$82	$4,317	$5,675	$534,861

December 31, 2017
Commercial	$138,908	$148	$65	$—	$1,152	$1,365	$140,273
Commercial real estate	175,062	177	—	40	4,384	4,601	179,663
Residential real estate	155,488	757	38	401	488	1,684	157,172
Construction & land development	22,886	—	—	—	—	—	22,886
Consumer	16,048	193	8	—	57	258	16,306

Total Loans	$508,392	$1,275	$111	$441	$6,081	$7,908	$516,300

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed. Loans whose terms have been modified as TDR’s totaled $2.8 million as of June 30, 2018, and $2.9 million as of December 31, 2017, with $38 thousand of specific reserves allocated to those loans for both periods. At June 30, 2018, $1.9 million of the loans classified as TDR’s were performing in accordance with their modified terms. Of the remaining $833 thousand, all were in nonaccrual of interest status.

The Company held no other real estate at June 30, 2018 or December 31, 2017. Consumer mortgage loans in the process of foreclosure were $35 thousand at June 30, 2018 and $114 thousand at December 31, 2017.

(Dollars in thousands)	Number of loans restructured	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
For the three months ended June 30, 2018
Commercial	1	$200	$200

Total Restructured Loans	1	$200	$200

For the six months ended June 30, 2018
Commercial	1	$200	$200

Total Restructured Loans	1	$200	$200

For the three months ended June 30, 2017
Commercial Real Estate	4	$288	$288
Residential Real Estate	1	14	14

Total Restructured Loans	5	$302	$302

For the six months ended June 30, 2017
Commercial Real Estate	4	$288	$288
Residential Real Estate	1	14	14

Total Restructured Loans	5	$302	$302

The loans restructured were modified by changing the monthly payment to interest only and extending the maturity dates. No principal reductions were made. There was one commercial loan in the amount of $3.3 million that was restructured in the fourth quarter of 2016 that defaulted in the second quarter of 2017.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $300 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class is as follows as of June 30, 2018 and December 31, 2017:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
June 30, 2018
Commercial	$119,590	$4,850	$16,564	$—	$1,015	$142,019
Commercial real estate	164,149	8,834	7,858	—	1,193	182,034
Residential real estate	200	—	266	—	161,718	162,184
Construction & land development	26,614	—	—	—	4,092	30,706
Consumer	—	—	21	—	17,897	17,918

Total	$310,553	$13,684	$24,709	$—	$185,915	$534,861

December 31, 2017
Commercial	$116,833	$13,685	$8,841	$—	$914	$140,273
Commercial real estate	162,012	8,220	8,620	—	811	179,663
Residential real estate	205	—	470	—	156,497	157,172
Construction & land development	18,493	880	—	—	3,513	22,886
Consumer	—	—	57	—	16,249	16,306

Total	$297,543	$22,785	$17,988	$—	$177,984	$516,300

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans that are not rated by class of loans as of June 30, 2018 and December 31, 2017. Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non-Performing	Total
June 30, 2018
Commercial	$1,015	$—	$1,015
Commercial real estate	1,193	—	1,193
Residential real estate	161,112	606	161,718
Construction & land development	4,092	—	4,092
Consumer	17,877	20	17,897

Total	$185,289	$626	$185,915

December 31, 2017
Commercial	$914	$—	$914
Commercial real estate	811	—	811
Residential real estate	155,608	889	156,497
Construction & land development	3,513	—	3,513
Consumer	16,249	57	16,306

Total	$177,095	$946	$178,041

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements accounted for as secured borrowings.

	Remaining Contractual Maturity
	Overnight and Continuous
	June 30,	December 31,
(Dollars in thousands)	2018	2017
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$44,343	$39,637
Repurchase agreements	44,155	39,480

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of June 30, 2018 and December 31, 2017 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes.

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2018
Assets:
Securities available-for-sale
U.S. Treasury security	$992	$—	$—	$992
U.S. Government agencies	—	8,091	—	8,091
Mortgage-backed securities of government agencies	—	44,739	—	44,739
Asset-backed securities of government agencies	—	1,101	—	1,101
State and political subdivisions	—	26,117	—	26,117
Corporate bonds	—	9,768	—	9,768

Total available-for-sale securities	$992	$89,816	$—	$90,808
Equity securities	$48	$—	$46	$94
December 31, 2017
Assets:
Securities available-for-sale
U.S. Treasury security	$998	$—	$—	$998
U.S. Government agencies	—	8,229	—	8,229
Mortgage-backed securities of government agencies	—	49,701	—	49,701
Asset-backed securities of government agencies	—	1,169	—	1,169
State and political subdivisions	—	27,141	—	27,141
Corporate bonds	—	10,425	—	10,425

Total available-for-sale securities	$998	$96,665	$—	$97,663
Equity securities	$89	$—	$—	$89

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of June 30, 2018 and December 31, 2017, by level within the fair value hierarchy. Impaired loans are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2018
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$616	$616
December 31, 2017
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$2,073	$2,073

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2018
Impaired loans	$583	Discounted cash flow	Remaining term Discount rate	1.7 yrs to 27 yrs / (14.4 yrs) 3.5% to 7.5% / (5.1%)
	33	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	25% to 100% (85%) 10%
December 31, 2017
Impaired loans	$551	Discounted cash flow	Remaining term Discount rate	4 mos to 24.5 yrs / (12.7 yrs) 4.4% to 7.5% /(5.3%)
	1,522	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	6% to 100% (7%) 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments as of June 30, 2018 and December 31, 2017 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
June 30, 2018
Financial assets
Cash and cash equivalents	$43,231	$43,231	$—	$—	$43,231
Securities available-for-sale	90,808	992	89,816	—	90,808
Securities held-to-maturity	21,882	—	21,173	—	21,173
Equity securities	94	48	—	46	94
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	100	100	—	—	100
Net loans	529,509	—	—	524,812	524,812
Bank-owned life insurance	13,384	13,384	—	—	13,384
Accrued interest receivable	1,555	1,555	—	—	1,555
Mortgage servicing rights	270	—	—	270	270
Financial liabilities
Deposits	$595,073	$478,654	$—	$114,027	$592,681
Short-term borrowings	44,155	44,155	—	—	44,155
Other borrowings	8,827	—	—	8,136	8,136
Accrued interest payable	66	66	—	—	66
December 31, 2017
Financial assets
Cash and cash equivalents	$36,420	$36,420	$—	$—	$36,420
Securities available-for-sale	97,663	998	96,665	—	97,663
Securities held-to-maturity	25,758	—	25,491	—	25,491
Equity securities	89	89	—	—	89
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	246	246	—	—	246
Net loans	511,226	—	—	513,106	513,106
Bank-owned life insurance	13,218	13,218	—	—	13,218
Accrued interest receivable	1,545	1,545	—	—	1,545
Mortgage servicing rights	270	—	—	270	270
Financial liabilities
Deposits	$583,259	$473,467	$—	$110,224	$583,691
Short-term borrowings	39,480	39,480	—	—	39,480
Other borrowings	11,409	—	—	10,365	10,365

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

	June 30, 2018
(Dollars in thousands)	Year-to-Date	Life-to-Date
Amortized cost	$44	$44
Impairment	—	—
Observable price changes	2	2

Carrying value	$46	$46

Net loans

Effective first quarter 2018 the fair value of loans were determined using an exit price methodology as prescribed by ASU 2016-01.The exit price estimation of fair value is based on the future value of expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a current market rate based on the relative credit risk of the loan. In addition, an incremental liquidity discount is applied. In comparison, loan fair values as of December 31, 2017 were estimated based on an entrance price methodology. As a result the fair value adjustments as of June 30, 2018 and December 31, 2017 are not comparable, classified as Level III.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

The Company also has unrecognized financial instruments at June 30, 2018 and December 31, 2017. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $174.7 million at June 30, 2018 and $178.2 million at December 31, 2017. Such amounts are also considered to be the fair values.

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

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and six month periods ended June 30, 2018 and 2017:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three months ended June 30, 2018
Balance as of March 31, 2018	$(2,165)	$454	$(1,711)
Unrealized holding loss on available-for-sale securities arising during the period	(156)	33	(123)
Amortization of held-to-maturity discount resulting from transfer	20	(4)	16

Total other comprehensive income	(136)	29	(107)

Balance as of June 30, 2018	$(2,301)	$483	$(1,818)

Six months ended June 30, 2018
Balance as of December 31, 2017	$(839)	$176	$(663)
Unrealized holding loss on available-for-sale securities arising during the period	(1,539)	323	(1,216)
Reclassify equity AOCI gain to retained earnings	36	(7)	29
Amortization of held-to-maturity discount resulting from transfer	41	(9)	32

Total other comprehensive income	(1,462)	307	(1,155)

Balance as of June 30, 2018	$(2,301)	$483	$(1,818)

Three months ended June 30, 2017
Balance as of March 31, 2017	$(821)	$278	$(543)
Unrealized holding gain on available-for-sale securities arising during the period	916	(312)	604
Amortization of held-to-maturity discount resulting from transfer	26	(9)	17

Total other comprehensive income	942	(321)	621

Balance as of June 30, 2017	$121	$(43)	$78

Six months ended June 30, 2017
Balance as of December 31, 2016	$(1,323)	$449	$(874)
Unrealized holding gain on available-for-sale securities arising during the period	1,386	(471)	915
Amortization of held-to-maturity discount resulting from transfer	58	(21)	37

Total other comprehensive income	1,444	(492)	952

Balance as of June 30, 2017	$121	$(43)	$78

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at June 30, 2018 as compared to December 31, 2017, and the consolidated results of operations for the three and six month periods ended June 30, 2018 compared to the same periods in 2017. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $723 million at June 30, 2018 as compared to $707 million at December 31, 2017. During the six month period ended June 30, 2018, net loans increased $18 million. Cash and cash equivalents, and securities decreased $4 million. On the liability side, deposits and repurchase agreements increased by $16 million.

Net loans increased $18 million, or 4%, during the six months ended June 30, 2018. The increase occurred as demand for both business and consumer loans within the bank’s markets continued. The bank has added lending and operations staff to accommodate the increase in demand. Commercial loans including commercial real estate loans increased $4 million, or 1%, while construction and land development loans increased $8 million, or 34%. Residential real estate loans increased $5 million, or 3%, and consumer loans increased $1 million, or 10%, from December 31, 2017. Home purchase activity has increased and consumers continued to refinance their mortgage loans for historically low long-term fixed rates. Residential mortgage loan originations for the six months ended June 30, 2018 were $31 million and for June 30, 2017 were $29 million. Originations sold into the secondary market were $5 million and $4 million, respectively during the six month periods ended June 30, 2018 and June 30, 2017. The Bank originates and sells primarily fixed-rate thirty year mortgages into the secondary market.

The allowance for loan losses as a percentage of total loans was 1.11% at June 30, 2018 as compared to 1.08% at December 31, 2017. Outstanding loan balances increased 4% to $535 million at June 30, 2018. The allowance for loan losses increased to $5.9 million at June 30, 2018 following a provision of $324 thousand and net charge-offs of $39 thousand for the current quarter.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonaccrual loans decreased during the first six months of 2018. For the six months ending June 30, 2018 loans totaling $212 thousand were placed on nonaccrual status, there were $313 thousand in charge-downs recognized, and pay downs of $1.2 million were received. The decrease in nonaccrual loans was primarily due to the resolution of a $1.7 million credit facility.

	June 30,		December 31,		June 30,
(Dollars in thousands)	2018		2017		2017
Non-performing loans	$4,399		$6,522		$6,036
Other real estate	—		—		—
Allowance for loan losses	5,918		5,604		6,289
Total loans	535,427		516,830		498,625
Allowance: Loans	1.11%		1.08%		1.26%
Allowance: Non-performing loans	1.3	x	0.9	x	1.0	x

The ratio of gross loans to deposits was 90.0% at June 30, 2018, compared to 88.6% at December 31, 2017.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $2.8 million within the available-for-sale and held-to-maturity portfolios as of June 30, 2018, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments on June 30, 2018, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits increased $12 million, or 2%, from December 31, 2017 with noninterest bearing deposits increasing $5 million and interest-bearing deposit accounts increasing $7 million, or 2%. Total deposits as of June 30, 2018 are $48 million greater than June 30, 2017 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits of $9 million, interest-bearing demand deposits of $25 million, savings of $8 million, and time deposits of $6 million while a decrease was recognized in money market accounts of $224 thousand.

Short-term borrowings consisting of overnight repurchase agreements with retail customers increased $5 million to $44 million at June 30, 2018 as compared to December 31, 2017 and other borrowings decreased $3 million as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $72.6 million, or 10%, of total assets at June 30, 2018 up slightly from December 31, 2017. The increase in shareholders’ equity during the six months ending June 30, 2018 was due to net income of $4.5 million offset by an increase in accumulated other comprehensive loss of $1.1 million and dividends declared of $1.3 million. The Company and the Bank met all regulatory capital requirements at June 30, 2018.

RESULTS OF OPERATIONS

Three months ended June 30, 2018 and 2017

For the quarters ended June 30, 2018 and 2017, the Company recorded net income of $2.3 million and $1.7 million and $.85 and $.63 per share, respectively. The $598 thousand increase in net income for the quarter was primarily the result of a $702 thousand increase in net interest income, an increase of $108 thousand in other noninterest income, a decrease in the provision for loan losses of $521 thousand, and a $198 thousand reduction in federal income tax provision. The increases were partially offset by an increase of $931 thousand in other noninterest expenses.

Return on average assets and return on average equity were 1.30% and 12.94%, respectively, for the three month period of 2018, compared to 1.01% and 10.15%, respectively for the same quarter in 2017.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended June 30,
	2018		2017
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Interest-earning deposits in other banks	$19,960	1.61%	$22,859	1.00%
Federal funds sold	621	1.74	410	0.98
Taxable securities	93,170	2.57	101,158	2.37
Tax-exempt securities	26,096	2.92	32,073	3.26
Loans	534,852	4.89	490,359	4.57

Total earning assets	674,699	4.39%	646,859	4.04%
Other assets	41,203		39,544

TOTAL ASSETS	$715,902		$686,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$118,506	0.30%	$90,002	0.06%
Savings deposits	181,097	0.33	170,438	0.17
Time deposits	116,824	1.11	111,637	0.79
Other borrowed funds	52,592	1.01	73,276	0.85

Total interest bearing liabilities	469,019	0.59%	445,353	0.42%
Non-interest bearing demand deposits	172,784		170,231
Other liabilities	2,060		2,635
Shareholders’ Equity	72,039		68,184

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$715,902		$686,403

Taxable equivalent net interest spread		3.80%		3.62%
Taxable equivalent net interest margin		3.98%		3.75%

Interest income for the quarter ended June 30, 2018, was $7.3 million representing a $931 thousand increase, or a 15% improvement, compared to the same period in 2017. This increase was primarily due to average loan volume increasing $44 million for the quarter ended June 30, 2018 as compared to the second quarter 2017. Interest expense for the quarter ended June 30, 2018 was $692 thousand, an increase of $229 thousand, or 49%, from the same period in 2017. The increase in interest expense occurred primarily due to an increase in rate on all interest-bearing liabilities for the quarter ended June 30, 2018.

For the quarter ended June 30, 2018, the provision for loan losses was $324 thousand, compared to a provision of $845 thousand provision for the same quarter in 2017. For more discussion see Financial Condition. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended June 30, 2018, was $1.2 million, an increase of $108 thousand, or 10%, compared to the same quarter in 2017. Service charges on deposit accounts increased $32 thousand, or 12%, compared to the same quarter in 2017 primarily from increases in overdraft fees. The gain on the sale of mortgage loans to the secondary market was stable at $60 thousand for the quarter ended June 30, 2018. Debit card interchange income increased $27 thousand, or 9%, with greater fee income in the second quarter of 2018. Fees from trust and brokerage services increased $65 thousand to $217 thousand for the second quarter 2018 as compared to the same quarter in 2017 following a realignment of both divisions in 2017.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expenses for the quarter ended June 30, 2018 increased $931 thousand, or 25%, compared to the second quarter of 2017. There was no provision for unfunded loan commitments in second quarter 2018 which was offset by a $540 thousand expense reversal for the quarter in 2017. Salaries and employee benefits increased $246 thousand, or 10%, a result of increases in employees, base salary, and other benefits. Marketing and public relations expense increased $30 thousand, or 34% primarily due to brand recognition initiatives and increased community support in the company’s market. Debit card expenses decreased $15 thousand, or 11%, compared to the second quarter 2017 due to the prior year replacement of all outstanding debit cards with EMV chip cards. Software expense rose $18 thousand quarter over quarter with additional investment. Occupancy expense was flat in 2018 over the second quarter of 2017. Professional and director fees increased $5 thousand for the quarter ended June 30, 2018 as compared to the second quarter 2017. The increase was primarily a result of increased legal fees for loan collections.

Federal income tax expense decreased $198 thousand, or 26%, for the quarter ended June 30, 2018 as compared to the second quarter of 2017. The provision for income taxes was $553 thousand (effective rate of 19%) for the quarter ended June 30, 2018, compared to $751 thousand (effective rate of 30%) for the same quarter ended 2017. The effective rate decreased as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017.

RESULTS OF OPERATIONS

Six months ended June 30, 2018 and 2017

Net income for the six months ended June 30, 2018, was $4.5 million or $1.64 per share, as compared to $3.5 million or $1.26 per share during the same period in 2017. Return on average assets and return on average equity were 1.28% and 12.64%, respectively, for the six month period of 2018, compared to 1.03% and 10.34%, respectively for 2017.

Comparative net income increased as total interest and dividend income increased $1.6 million or 13% for the six month period in 2018 as compared to 2017. The provision for loan losses decreased $37 thousand, or 5%, during the same comparative period. Noninterest income increased $147 thousand, or 7%, to $2.3 million for the six month period ending in 2018 as compared to 2017. Noninterest expense increased to $9.2 million for the six months ended June 30, 2018, an increase of $822 thousand or 10% from the same period last year.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet and Net Interest Margin Analysis

	For the six months ended June 30,
	2018		2017
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Due from banks-interest bearing	$14,294	1.75%	$17,705	1.01%
Federal funds sold	508	1.98	698	0.78
Taxable securities	94,449	2.56	101,932	2.37
Tax-exempt securities	27,419	2.90	31,373	3.30
Loans	531,107	4.81	485,534	4.59

Total earning assets	667,777	4.34%	637,242	4.07%
Other assets	40,421		39,413

TOTAL ASSETS	$708,198		$676,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$117,475	0.26%	$86,169	0.06%
Savings deposits	180,413	0.30	164,924	0.15
Time deposits	114,617	1.05	111,560	0.77
Other borrowed funds	52,708	0.91	65,781	0.84

Total interest bearing liabilities	465,213	0.54%	428,434	0.40%
Non-interest bearing demand deposits	169,071		168,727
Other liabilities	2,306		12,117
Shareholders’ Equity	71,608		67,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$708,198		$676,655

Taxable equivalent net interest spread		3.80%		3.67%
Taxable equivalent net interest margin		3.97%		3.80%

Interest income on loans increased $1.6 million, or 15%, for the six months ended June 30, 2018, as compared to the same period in 2017. This increase was primarily due to an average loan volume increase of $46 million for the comparable six month periods. Interest income on securities decreased $25 thousand, or 2%, as the average volume of securities decreased $11 million, for the comparable six month periods. Interest income on fed funds sold and interest bearing deposits increased $38 thousand for the six months ended June 30, 2018 as the yield on fed funds sold and due from banks interest bearing balances increased 0.76%, compared to the same period in 2017.

Interest expense increased $405 thousand to $1.3 million for the six months ended June 30, 2018, compared to the same period in 2017. Interest expense on deposits increased $440 thousand, or 77%, from the same period as last year. Interest expense on short-term and other borrowings decreased $35 thousand, or 13%. The increase in interest expense has been caused by higher interest rates being paid on all deposits. Time deposits continue to renew at higher interest rates, and some depositors have moved monies to savings instruments anticipating higher interest rates. Competition for deposits appears to be increasing from a year ago with larger money center banks and community banks increasing rates offered for money market savings accounts. The net interest margin increased by 17 basis points for the six month period ended June 30, 2018, to 3.97%, from 3.80% for the same period in 2017. This margin increase is primarily the result of increased loan volume.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for loan losses was $648 thousand during the six months of 2018, compared to $685 thousand in the same six month period of 2017. The decrease in the provision for loan losses from a year ago reflects a 27% decrease in nonperforming loans to $4.4 million on a year over year basis. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.

Non-interest income increased $147 thousand during the six months ended June 30, 2018, as compared to the same period in 2017. Service charges on deposits increased $25 thousand from the same period in 2017 reflecting an increase in overdraft fees based on volume. Increases were recognized in gains on mortgage loans sold in the secondary market of $34 thousand, or 33%, trust and brokerage income of $77 thousand, or 21%, debit card interchange income of $52 thousand, or 9%, as a result of increased servicer revenue during the six months of 2018.

Non-interest expenses increased $822 thousand, or 10%, for the six months ended June 30, 2018, compared to the same period in 2017. Salaries and employee benefits increased $424 thousand, or 9%, primarily the result of salary, medical benefit, and retirement plan increases. Marketing and public relations expense increased $72 thousand, or 43%, primarily due to increased expenses related to brand recognition and community support in the company’s footprint in 2018. Professional fees increased $148 thousand, or 37%, as audit expense grew by $36 thousand on a year over year basis from the outsourcing of internal audit in 2017. Loan legal and collection fees were increased $73 thousand for the six month period ended June 30, 2018 with increased loan collection expense and a collection of prior period legal expenses in 2017. Software expense increased $21 thousand for the six month period in 2018 as compared to the same period in 2017. The Bank’s telephone and data line expense increased $7 thousand to $127 thousand for the six months ended 2018. Occupancy and equipment expense decreased $15 thousand, or 2%, reflecting a decrease in building lease expense and an increase in building rental income when compared to 2017.

The provision for income taxes of $1.1 million is $441 thousand lower for the six month period in 2018 compared to 2017 with the reduction in the effective rate resulting from the Tax Cuts and Jobs Act.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 9.4% at June 30, 2018 compared with 9.3% at December 31, 2017.

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. As of June 30, 2018 the Company and the Bank met all capital adequacy requirements to which they were subject.

	Capital Ratios
	June 30, 2018	December 31, 2017
Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	12.9%	12.7%
Bank	12.7%	12.5%
Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	12.9%	12.7%
Bank	12.7%	12.5%
Total Capital To Risk Weighted Assets Ratio
Consolidated	14.0%	13.8%
Bank	13.8%	13.6%
Tier 1 Leverage Ratio
Consolidated	9.7%	9.3%
Bank	9.6%	9.2%

LIQUIDITY

(Dollars in millions)	June 30, 2018	December 31, 2017	Change
Cash and cash equivalents	$43	$36	$7
Unused lines of credit	86	82	4
Unpledged AFS securities at fair market value	16	31	(15)

	$145	$149	$(4)

Net deposits and short-term liabilities	$566	$557	$9

Liquidity ratio	25.6%	26.8%	(1.2)
Minimum board approved liquidity ratio	20.0%	20.0%	—

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

The liquidity ratio was 25.6% and 26.8% at June 30, 2018 and December 31, 2017.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2018, from the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. Minor variances with net interest income exceeding the board approved policy are being projected in the June 2018 dynamic balance sheet simulation coupled with immediate rate shocks. All other balance sheet positions and interest rate projections are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -200 through +400 basis point changes, in 100 basis point increments, in market interest rates at June 30, 2018 and -100 through +400 basis point changes at December 31, 2017. The net interest income reflected is for the first twelve month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

June 30, 2018
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$30,512	$1,946	6.8%	+/-25%
+300	30,078	1,512	5.3	+/-15
+200	29,622	1,056	3.7	+/-10
+100	29,121	555	1.9	+/-5
0	28,566	—	—	—
-100	28,059	(507)	(1.8)	+/-5
-200	27,408	(1,158)	(4.1)	+/-10

December 31, 2017
+400	$28,329	$1,889	6.2%	+/-25%
+300	27,944	1,433	4.8	+/-15
+200	27,552	947	3.3	+/-10
+100	27,123	462	1.7	+/-5
0	26,663	—	—	—
-100	25,996	(667)	(2.5)	+/-5

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

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June  30, 2018

PART II – OTHER INFORMATION

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. No repurchases were made during the quarterly period ended June 30, 2018.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June 30, 2018

PART II – OTHER INFORMATION

ITEM 6 - Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB)(P).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

INDEX TO EXHIBITS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: August 9, 2018	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: August 9, 2018	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer