Form 10-Q
period 2018-09-30
CSB BANCORP INC /OH
filed 2018-11-09
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

(330) 674-9015

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at November 1, 2018:
2,742,242 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2018

Part I—Financial Information

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2018	2017
ASSETS
Cash and cash equivalents
Cash and due from banks	$15,865	$17,255
Interest-earning deposits in other banks	17,384	19,165

Total cash and cash equivalents	33,249	36,420

Securities
Available-for-sale, at fair value	89,507	97,663
Held-to-maturity (fair value 2018-$20,326; 2017-$25,491)	21,260	25,758
Equity Securities	87	89
Restricted stock, at cost	4,614	4,614

Total securities	115,468	128,124

Loans held for sale	192	246
Loans	535,424	516,830
Less allowance for loan losses	6,204	5,604

Net loans	529,220	511,226

Premises and equipment, net	9,605	9,244
Core deposit intangible	192	268
Goodwill	4,728	4,728
Bank-owned life insurance	13,470	13,218
Accrued interest receivable and other assets	4,691	3,589

TOTAL ASSETS	$710,815	$707,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$177,203	$173,671
Interest-bearing	410,328	409,588

Total deposits	587,531	583,259

Short-term borrowings	37,465	39,480
Other borrowings	8,676	11,409
Accrued interest payable and other liabilities	3,266	2,383

Total liabilities	636,938	636,531

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding shares (2018 and 2017—2,742,242)	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	52,510	47,535
Treasury stock at cost (shares 2018 and 2017—238,360)	(4,784)	(4,784)
Accumulated other comprehensive loss	(2,293)	(663)

Total shareholders’ equity	73,877	70,532

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$710,815	$707,063

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME
Loans, including fees	$6,707	$5,907	$19,361	$16,940
Taxable securities	586	599	1,784	1,796
Nontaxable securities	152	171	464	509
Other	127	89	256	180

Total interest and dividend income	7,572	6,766	21,865	19,425

INTEREST EXPENSE
Deposits	633	368	1,647	942
Short-term borrowings	97	49	235	106
Other borrowings	41	145	141	361

Total interest expense	771	562	2,023	1,409

NET INTEREST INCOME	6,801	6,204	19,842	18,016
PROVISION FOR LOAN LOSSES	324	280	972	965

Net interest income, after provision for loan losses	6,477	5,924	18,870	17,051

NONINTEREST INCOME
Service charges on deposit accounts	301	287	885	847
Trust services	204	122	641	481
Debit card interchange fees	330	298	966	882
Gain on sale of loans, net	63	94	200	197
Earnings on bank owned life insurance	86	86	252	270
Unrealized gain or loss on equity securities	(6)	—	(2)	—
Other income	197	167	546	543

Total noninterest income	1,175	1,054	3,488	3,220

NONINTEREST EXPENSES
Salaries and employee benefits	2,805	2,531	8,160	7,462
Occupancy expense	194	236	628	660
Equipment expense	145	143	461	485
Professional and director fees	199	257	749	660
Financial institutions and franchise tax expense	139	131	425	394
Marketing and public relations	124	91	363	259
Software expense	221	219	655	633
Debit card expense	144	139	386	410
Amortization of intangible assets	25	29	76	87
FDIC insurance expense	66	58	213	160
Other expenses	576	452	1,678	1,410

Total noninterest expenses	4,638	4,286	13,794	12,620

Income before income taxes	3,014	2,692	8,564	7,651
FEDERAL INCOME TAX PROVISION	582	826	1,644	2,329

NET INCOME	$2,432	$1,866	$6,920	$5,322

Basic and diluted net earnings per share	$0.88	$0.68	$2.52	$1.94

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$2,432	$1,866	$6,920	$5,322

Other comprehensive (loss) income
Unrealized (losses) gains arising during the period	(620)	(255)	(2,088)	1,132
Amounts reclassified from accumulated other comprehensive loss, held-to-maturity	20	27	62	84
Income tax effect	125	78	425	(414)

Other comprehensive (loss) income	(475)	(150)	(1,601)	802

Total comprehensive income	$1,957	$1,716	$5,319	$6,124

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Nine Months Ended September 30, 2017
Balance, beginning of period	$18,629	$9,815	$42,629	$(4,784)	$(874)	$65,415
Net income	—	—	5,322	—	—	5,322
Other comprehensive loss	—	—	—	—	802	802
Cash dividends declared, $0.62 per share	—	—	(1,701)	—	—	(1,701)

Balance, end of period	$18,629	$9,815	$46,250	$(4,784)	$(72)	$69,838
Nine Months Ended September 30, 2018
Balance, beginning of period	18,629	9,815	47,535	(4,784)	(663)	70,532
Net income	—	—	6,920	—	—	6,920
Other comprehensive loss	—	—	—		(1,601)	(1,601)
Cumulative effect adjustment equity securities, related to ASU adoption	—	—	29	—	(29)	—
Cash dividends declared, $0.72 per share	—	—	(1,974)	—	—	(1,974)

Balance, end of period	$18,629	$9,815	$52,510	$(4,784)	$(2,293)	$73,877

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2018	2017
NET CASH FROM OPERATING ACTIVITIES	$8,110	$4,812
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	8,726	2,156
Proceeds from repayments, held-to-maturity	6,558	15,818
Purchases, available-for-sale	(2,998)	(9,243)
Purchases, held-to-maturity	(2,030)	(4,700)
Loan originations, net of repayments	(18,953)	(34,774)
Property, equipment, and software acquisitions	(822)	(805)
Proceeds from sale of other real estate	30	—

Net cash used in investing activities	(9,489)	(31,548)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	4,272	30,841
Net change in short-term borrowings	(2,015)	(3,685)
Proceeds from other borrowings	—	10,000
Repayment of other borrowings	(2,733)	(789)
Cash dividends paid	(1,316)	(1,097)

Net cash provided by (used in) financing activities	(1,792)	35,270

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,171)	8,534
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,420	36,838

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,249	$45,372

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$2,037	$1,393
Income taxes	1,660	2,920
Noncash financing activities:
Dividends declared	658	604

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2018, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2017, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the periods ended September 30, 2018 are not necessarily indicative of the operating results for the full year or any future interim period.

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

Management determined that the primary sources of revenue emanating from interest and dividend income on loans and securities along with noninterest revenue resulting from investment security gains, loan servicing, gains on the sale of loans, commitment fees, fees from financial guarantees, certain credit cards fees, and income on bank-owned life insurance are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 88 percent of the total revenue of the Company. Services within the scope of ASC 606 include income from fiduciary activities, brokerage fees, service charges on deposit accounts, other service income, ATM fees, interchange fees, and gain on sale of OREO, net. For these accounts, fees are related to specific customer transactions are attributable to specific performance obligations of the Bank where the revenue is recognized at a defined point in time, completion of the requested service/transaction.

ASU 2016-01—Recognition and Measurement of Financial Assets and Financial Liabilities. This Update and subsequent ASU’s set forth targeted improvements to GAAP including, but not limited to, requiring an entity to recognize the changes in fair value of equity investments in the income statement, requiring public business entities to use the exit price when measuring the fair value of financial instruments for financial statement disclosure purposes, eliminating certain disclosures required by existing GAAP, and providing for additional disclosures. The Update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption on January 1, 2018, the Company made a one-time cumulative effect adjustment from accumulated other comprehensive income to retained earnings of $29 thousand. The net effect was an increase to retained earnings. A loss of $2 thousand was recorded in 2018, as a result of changes to the accounting for equity investments. We have included the related new disclosure requirements in Note 6.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ASU 2016-13—Financial Instruments—Credit Losses. The Update requires that financial assets be presented at the net amount expected to be collected (i.e. net of expected credit losses), eliminating the probable recognition threshold for credit losses on financial assets measured at amortized cost. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Update is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. We expect the Update will result in an increase in the allowance for credit losses for the estimated life of the financial asset, including an estimate for debt securities. The amount of any increase will be impacted by the portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time. A cumulative-effect adjustment to retained earnings is required as of the beginning of the year of adoption. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

ASU 2017-04—Simplifying the Test for Goodwill Impairment. The Update simplifies the goodwill impairment test. Under the new guidance, Step 2 of the goodwill impairment process that requires an entity to determine the implied fair value of its goodwill by assigning fair value to all its assets and liabilities is eliminated. Instead, the entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance is effective for annual and interim goodwill tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted. This Update is not expected to have a material impact on the Company’s financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2018-02—Income Statement – Reporting Comprehensive Income. This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act. On December 31, 2017, the Company adopted this standard which resulted in a reclassification of $109 thousand between accumulated other comprehensive loss and retained earnings on the consolidated balance sheet.

ASU 2018-13—Fair Value Measurement—Changes the Disclosure Requirements for Fair Value Measurements. The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This Update is not expected to have a significant impact on the Company’s financial statements.

ASU 2018-15—Intangibles – Goodwill and Other – Internal-Use Software. This Update addresses customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This Update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The amendments in this Update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at September 30, 2018 and December 31, 2017:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2018
Available-for-sale
U.S. Treasury security	$995	$—	$1	$994
U.S. Government agencies	8,350	—	306	8,044
Mortgage-backed securities of government agencies	45,762	19	1,574	44,207
Asset-backed securities of government agencies	1,072	—	3	1,069
State and political subdivisions	26,366	14	457	25,923
Corporate bonds	9,592	3	325	9,270

Total available-for-sale	92,137	36	2,666	89,507

Held-to-maturity
U.S. Government agencies	9,480	—	571	8,909
Mortgage-backed securities of government agencies	11,780	—	363	11,417

Total held-to-maturity	21,260	—	934	20,326
Equity securities	53	34	—	87
Restricted stock	4,614	—	—	4,614

Total securities	$118,064	$70	$3,600	$114,534

December 31, 2017
Available-for-sale
U.S. Treasury security	$999	$—	$1	$998
U.S. Government agencies	8,350	—	121	8,229
Mortgage-backed securities of government agencies	50,136	146	581	49,701
Asset-backed securities of government agencies	1,168	1	—	1,169
State and political subdivisions	27,020	224	103	27,141
Corporate bonds	10,532	35	142	10,425

Total available-for-sale	98,205	406	948	97,663
Held-to-maturity
U.S. Government agencies	9,477	16	228	9,265
Mortgage-backed securities of government agencies	11,581	95	145	11,531
State and political subdivisions	4,700	—	5	4,695

Total held-to-maturity	25,758	111	378	25,491
Equity securities	53	36	—	89
Restricted stock	4,614	—	—	4,614

Total securities	$128,630	$553	$1,326	$127,857

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at September 30, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(Dollars in thousands)	cost	Fair value
Available-for-sale
Due in one year or less	$4,676	$4,670
Due after one through five years	16,657	16,397
Due after five through ten years	27,851	27,028
Due after ten years	42,953	41,412

Total debt securities available-for-sale	$92,137	$89,507

Held-to-maturity
Due in one year or less	$—	$—
Due after one through five years	482	482
Due after five through ten years	3,000	2,786
Due after ten years	17,778	17,058

Total debt securities held-to-maturity	$21,260	$20,326

Securities with a fair value of approximately $87 million and $94 million were pledged at September 30, 2018 and December 31, 2017, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $4.1 million at September 30, 2018 and December 31, 2017. Federal Reserve Bank stock was $471 thousand at September 30, 2018 and December 31, 2017.

There were no proceeds from sales of securities for the three or nine month periods ending September 30, 2018 and 2017.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2018
Available-for-sale
U.S. Treasury security	$1	$994	$—	$—	$1	$994
U.S. Government agencies	—	—	306	8,044	306	8,044
Mortgage-backed securities of government agencies	531	20,206	1,043	23,092	1,574	43,298
Asset-backed securities of government agencies	3	1,069	—	—	3	1,069
State and political subdivisions	186	14,035	271	5,301	457	19,336
Corporate bonds	124	6,393	201	2,299	325	8,692
Held-to-maturity
U.S. Government agencies	—	—	571	8,428	571	8,428
Mortgage-backed securities of government agencies	155	7,346	208	4,071	363	11,417

Total temporarily impaired securities	$1,000	$50,043	$2,600	$51,235	$3,600	$101,278

December 31, 2017
Available-for-sale
U.S. Treasury security	$1	$998	$—	$—	$1	$998
U.S. Government agencies	46	3,804	75	4,425	121	8,229
Mortgage-backed securities of government agencies	145	16,872	436	17,259	581	34,131
State and political subdivisions	26	4,400	77	3,752	103	8,152
Corporate bonds	2	2,912	140	2,360	142	5,272
Held-to-maturity
U.S. Government agencies	15	1,985	213	6,785	228	8,770
Mortgage-backed securities of government agencies	18	1,818	127	3,116	145	4,934
State and political subdivisions	5	4,695	—	—	5	4,695

Total temporarily impaired securities	$258	$37,484	$1,068	$37,697	$1,326	$75,181

There were 139 securities in an unrealized loss position at September 30, 2018, 52 of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at September 30, 2018.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Commercial	$137,478	$140,273
Commercial real estate	183,541	179,663
Residential real estate	163,891	157,172
Construction & land development	30,613	22,886
Consumer	19,318	16,306

Total loans before deferred costs	534,841	516,300
Deferred loan costs	583	530

Total Loans	$535,424	$516,830

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

Loans serviced for others approximated $86.2 million and $82.7 million at September 30, 2018 and December 31, 2017, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans. As of September 30, 2018 and December 31, 2017, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

The increase in the provision for loan losses for the three months ended September 30, 2018 related to commercial loans was primarily due to the increase in specific reserves for one loan relationship. The increase in the provision related to commercial real estate loans was primarily due to the increase in substandard loans in this category.

The increase in the provision for loan losses for the nine months ended September 30, 2018 related to commercial loans was primarily due to the increase in specific reserves for impaired loans, an increase in substandard loans and charge-offs of loans in this category. The increase in the provision related to consumer loans is primarily due to the increased loan volume and charge-offs of loans in this category.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended September 30, 2018
Beginning balance	$1,849	$1,612	$1,236	$279	$259	$683	$5,918
Provision for loan losses	138	74	39	8	(13)	78	324
Charge-offs	(12)	(22)	0	0	(9)		(43)
Recoveries	5	0	0	0	0		5

Net charge-offs	(7)	(22)	0	0	(9)		(38)

Ending balance	$1,980	$1,664	$1,275	$287	$237	$761	$6,204

Nine months ended September 30, 2018
Beginning balance	$1,813	$1,735	$1,273	$237	$175	$371	$5,604
Provision for loan losses	364	13	38	50	117	390	972
Charge-offs	(215)	(84)	(37)	0	(55)		(391)
Recoveries	18	0	1	0	0		19

Net charge-offs	(197)	(84)	(36)	0	(55)		(372)

Ending balance	$1,980	$1,664	$1,275	$287	$237	$761	$6,204

Three months ended September 30, 2017
Beginning balance	$2,362	$1,718	$1,264	$222	$182	$541	$6,289
Provision for loan losses	881	(88)	(53)	21	(5)	(476)	280
Charge-offs	(1,138)	—	—	—	—		(1,138)
Recoveries	4	—	—	—	1		5

Net charge-offs	(1,134)	—	—	—	1		(1,133)

Ending balance	$2,109	$1,630	$1,211	$243	$178	$65	$5,436

Nine months ended September 30, 2017
Beginning balance	$2,207	$1,264	$1,189	$178	$141	$312	$5,291
Provision for loan losses	725	366	14	65	42	(247)	965
Charge-offs	(1,178)	—	—	—	(7)		(1,185)
Recoveries	355	—	8	—	2		365

Net charge-offs	(823)	—	8	—	(5)		(820)

Ending balance	$2,109	$1,630	$1,211	$243	$178	$65	$5,436

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class and based on the impairment method as of September 30, 2018 and December 31, 2017:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
September 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$378	$22	$1	$—	$—	$—	$401
Collectively evaluated for impairment	1,602	1,642	1,274	287	237	761	5,803

Total ending allowance balance	$1,980	$1,664	$1,275	$287	$237	$761	$6,204

Loans:
Loans individually evaluated for impairment	$1,682	$3,298	$1,304	$—	$—		$6,284
Loans collectively evaluated for impairment	135,796	180,243	162,587	30,613	19,318		528,557

Total ending loans balance	$137,478	$183,541	$163,891	$30,613	$19,318		$534,841

December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$74	$151	$19	$—	$—	$—	$244
Collectively evaluated for impairment	1,739	1,584	1,254	237	175	371	5,360

Total ending allowance balance	$1,813	$1,735	$1,273	$237	$175	$371	$5,604

Loans:
Loans individually evaluated for impairment	$1,726	$4,686	$1,470	$—	$—		$7,882
Loans collectively evaluated for impairment	138,547	174,977	155,702	22,886	16,306		508,418

Total ending loans balance	$140,273	$179,663	$157,172	$22,886	$16,306		$516,300

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2018 and December 31, 2017:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
September 30, 2018
Commercial	$2,731	$816	$867	$1,683	$378
Commercial real estate	3,492	2,982	317	3,299	22
Residential real estate	1,460	953	355	1,308	1

Total impaired loans	$7,683	$4,751	$1,539	$6,290	$401

December 31, 2017
Commercial	$3,352	$1,329	$399	$1,728	$74
Commercial real estate	4,826	3,117	1,566	4,683	151
Residential real estate	1,654	1,119	352	1,471	19

Total impaired loans	$9,832	$5,565	$2,317	$7,882	$244

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three months		Nine months
	ended September 30,		ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Average recorded investment:
Commercial	$1,648	$3,084	$1,544	$3,376
Commercial real estate	3,236	4,712	3,474	2,934
Residential real estate	1,451	1,370	1,425	1,471

Average recorded investment in impaired loans	$6,335	$9,166	$6,443	$7,781

Interest income recognized:
Commercial	$10	$10	$31	$41
Commercial real estate	4	7	12	9
Residential real estate	14	13	43	43

Interest income recognized on a cash basis on impaired loans	$28	$30	$86	$93

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the aging of past due loans and nonaccrual loans as of September 30, 2018 and December 31, 2017 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
September 30, 2018
Commercial	$135,901	$74	$89	$—	$1,414	$1,577	$137,478
Commercial real estate	180,504	55	—	—	2,982	3,037	183,541
Residential real estate	162,084	723	157	112	815	1,807	163,891
Construction & land development	30,613	—	—	—	—	—	30,613
Consumer	19,023	187	90	—	18	295	19,318

Total Loans	$528,125	$1,039	$336	$112	$5,229	$6,716	$534,841

December 31, 2017
Commercial	$138,908	$148	$65	$—	$1,152	$1,365	$140,273
Commercial real estate	175,062	177	—	40	4,384	4,601	179,663
Residential real estate	155,488	757	38	401	488	1,684	157,172
Construction & land development	22,886	—	—	—	—	—	22,886
Consumer	16,048	193	8	—	57	258	16,306

Total Loans	$508,392	$1,275	$111	$441	$6,081	$7,908	$516,300

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed. Loans whose terms have been modified as TDR’s totaled $2.3 million as of September 30, 2018, and $2.9 million as of December 31, 2017, with $23 thousand and $35 thousand of specific reserves allocated to those loans respectively. At September 30, 2018, $1.6 million of the loans classified as TDR’s were performing in accordance with their modified terms. Of the remaining $668 thousand, all were in nonaccrual of interest status.

The Company held no other real estate at September 30, 2018 or December 31, 2017. Consumer mortgage loans in the process of foreclosure were $35 thousand at September 30, 2018 and $114 thousand at December 31, 2017.

(Dollars in thousands)	Number of loans restructured	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
For the three months ended September 30, 2018
Residential real estate	2	$27	$27

Total Restructured Loans	2	$27	$27

For the nine months ended September 30, 2018
Commercial	1	$200	$200
Residential real estate	2	27	27

Total Restructured Loans	3	$227	$227

For the three months ended September 30, 2017
Residential Real Estate	1	$38	$38

Total Restructured Loans	1	$38	$38

For the nine months ended September 30, 2017
Commercial Real Estate	4	$288	$288
Residential Real Estate	2	52	52

Total Restructured Loans	6	$340	$340

The loans restructured were modified by changing the monthly payment to interest only and extending the maturity dates. No principal reductions were made. There was one commercial loan in the amount of $3.3 million that was restructured in the fourth quarter of 2016 that defaulted in the third quarter of 2017.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $300 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class is as follows as of September 30, 2018 and December 31, 2017:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
September 30, 2018
Commercial	$116,996	$4,026	$15,570	$—	$886	$137,478
Commercial real estate	164,338	2,012	14,321	—	2,870	183,541
Residential real estate	197	—	439	—	163,255	163,891
Construction & land development	26,751	—	—	—	3,862	30,613
Consumer	—	—	18	—	19,300	19,318

Total	$308,282	$6,038	$30,348	$—	$190,173	$534,841

December 31, 2017
Commercial	$116,833	$13,685	$8,841	$—	$914	$140,273
Commercial real estate	162,012	8,220	8,620	—	811	179,663
Residential real estate	205	—	470	—	156,497	157,172
Construction & land development	18,493	880	—	—	3,513	22,886
Consumer	—	—	57	—	16,249	16,306

Total	$297,543	$22,785	$17,988	$—	$177,984	$516,300

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans that are not rated by class of loans as of September 30, 2018 and December 31, 2017. Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non-Performing	Total
September 30, 2018
Commercial	$886	$—	$886
Commercial real estate	2,870	—	2,870
Residential real estate	162,328	927	163,255
Construction & land development	3,862	—	3,862
Consumer	19,282	18	19,300

Total	$189,228	$945	$190,173

December 31, 2017
Commercial	$914	$—	$914
Commercial real estate	811	—	811
Residential real estate	155,608	889	156,497
Construction & land development	3,513	—	3,513
Consumer	16,249	57	16,306

Total	$177,095	$946	$178,041

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements accounted for as secured borrowings.

	Remaining Contractual Maturity
	Overnight and Continuous
	September 30,	December 31,
(Dollars in thousands)	2018	2017
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$37,637	$39,637
Repurchase agreements	37,465	39,480

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of September 30, 2018 and December 31, 2017 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes.

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2018
Assets:
Securities available-for-sale
U.S. Treasury security	$994	$—	$—	$994
U.S. Government agencies	—	8,044	—	8,044
Mortgage-backed securities of government agencies	—	44,207	—	44,207
Asset-backed securities of government agencies	—	1,069	—	1,069
State and political subdivisions	—	25,923	—	25,923
Corporate bonds	—	9,270	—	9,270

Total available-for-sale securities	$994	$88,513	$—	$89,507
Equity securities	$41	$—	$46	$87
December 31, 2017
Assets:
Securities available-for-sale
U.S. Treasury security	$998	$—	$—	$998
U.S. Government agencies	—	8,229	—	8,229
Mortgage-backed securities of government agencies	—	49,701	—	49,701
Asset-backed securities of government agencies	—	1,169	—	1,169
State and political subdivisions	—	27,141	—	27,141
Corporate bonds	—	10,425	—	10,425

Total available-for-sale securities	$998	$96,665	$—	$97,663
Equity securities	$89	$—	$—	$89

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of September 30, 2018 and December 31, 2017, by level within the fair value hierarchy. Impaired loans are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2018
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$1,139	$1,139
December 31, 2017
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$2,073	$2,073

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
(Dollars in thousands)	Estimate	Techniques	Input	(Weighted Average)
September 30, 2018
Impaired loans	$649	Discounted cash flow	Remaining term Discount rate	1.5 yrs to 26.7 yrs / ( 13.8 yrs) 3.5% to 7.5% / (5.2%)
	490	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	20% to 80% (20%) 10%
December 31, 2017
Impaired loans	$551	Discounted cash flow	Remaining term Discount rate	4 mos to 24.5 yrs / (12.7 yrs) 4.4% to 7.5% / (5.3%)
	1,522	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	6% to 100% (7%) 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments as of September 30, 2018 and December 31, 2017 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
September 30, 2018
Financial assets
Cash and cash equivalents	$33,249	$33,249	$—	$—	$33,249
Securities available-for-sale	89,507	994	88,513	—	89,507
Securities held-to-maturity	21,260	—	20,326	—	20,326
Equity securities	87	41	—	46	87
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	192	192	—	—	192
Net loans	529,220	—	—	524,389	524,389
Bank-owned life insurance	13,470	13,470	—	—	13,470
Accrued interest receivable	1,829	1,829	—	—	1,829
Mortgage servicing rights	269	—	—	269	269
Financial liabilities
Deposits	$587,531	$470,827	$—	$114,255	$585,082
Short-term borrowings	37,465	37,465	—	—	37,465
Other borrowings	8,676	—	—	7,928	7,928
Accrued interest payable	77	77	—	—	77
December 31, 2017
Financial assets
Cash and cash equivalents	$36,420	$36,420	$—	$—	$36,420
Securities available-for-sale	97,663	998	96,665	—	97,663
Securities held-to-maturity	25,758	—	25,491	—	25,491
Equity securities	89	89	—	—	89
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	246	246	—	—	246
Net loans	511,226	—	—	513,106	513,106
Bank-owned life insurance	13,218	13,218	—	—	13,218
Accrued interest receivable	1,545	1,545	—	—	1,545
Mortgage servicing rights	270	—	—	270	270
Financial liabilities
Deposits	$583,259	$473,467	$—	$110,224	$583,691
Short-term borrowings	39,480	39,480	—	—	39,480
Other borrowings	11,409	—	—	10,365	10,365
Accrued interest payable	90	90	—	—	90

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

Securities

The fair value of securities available-for-sale and securities held-to-maturity which are measured on a recurring basis are determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on securities’ relationship to other similar securities, classified as Level I or Level II in the fair value hierarchy.

Equity investments with a readily determinable value are classified as Level I and equity investments without a readily determinable value are classified as Level III. The following table presents the carrying amount of equity investments without readily determinable fair values, the cumulative amount of impairment, and the cumulative amount of observable price changes for orderly transactions for the identical or a similar investment of the same issuer. There have been no known transactions for the equity investment in 2018:

September 30, 2018
(Dollars in thousands)	Life-to-Date
Amortized cost	$44
Impairment	—
Observable price changes	2

Carrying value	$46

Net loans

Effective first quarter 2018 the fair value of loans were determined using an exit price methodology as prescribed by ASU 2016-01. The exit price estimation of fair value is based on the future value of expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a current market rate based on the relative credit risk of the loan. In addition, an incremental liquidity discount is applied. In comparison, loan fair values as of December 31, 2017 were estimated based on an entrance price methodology. As a result the fair value adjustments as of September 30, 2018 and December 31, 2017 are not comparable, classified as Level III.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

The Company also has unrecognized financial instruments at September 30, 2018 and December 31, 2017. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $174.1 million at September 30, 2018 and $178.2 million at December 31, 2017. Such amounts are also considered to be the fair values.

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

NOTE 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and nine month periods ended September 30, 2018 and 2017:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three months ended September 30, 2018
Balance as of June 30, 2018	$(2,301)	$483	$(1,818)
Unrealized holding loss on available-for-sale securities arising during the period	(620)	129	(491)
Amortization of held-to-maturity discount resulting from transfer	20	(4)	16

Total other comprehensive income (loss)	(600)	125	(475)

Balance as of September 30, 2018	$(2,901)	$608	$(2,293)

Nine months ended September 30, 2018
Balance as of December 31, 2017	$(839)	$176	$(663)
Unrealized holding loss on available-for-sale securities arising during the period	(2,088)	439	(1,649)
Amortization of held-to-maturity discount resulting from transfer	62	(14)	48

Total other comprehensive income (loss)	(2,026)	425	(1,601)
Reclassify equity AOCI gain to retained earnings	(36)	7	(29)

Balance as of September 30, 2018	$(2,901)	$608	$(2,293)

Three months ended September 30, 2017
Balance as of June 30, 2017	$121	$(43)	$78
Unrealized holding gain on available-for-sale securities arising during the period	(255)	87	(168)
Amortization of held-to-maturity discount resulting from transfer	27	(9)	18

Total other comprehensive income (loss)	(228)	78	(150)

Balance as of September 30, 2017	$(107)	$35	$(72)

Nine months ended September 30, 2017
Balance as of December 31, 2016	$(1,323)	$449	$(874)
Unrealized holding gain on available-for-sale securities arising during the period	1,132	(385)	747
Amortization of held-to-maturity discount resulting from transfer	84	(29)	55

Total other comprehensive income (loss)	1,216	(414)	802

Balance as of September 30, 2017	$(107)	$35	$(72)

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at September 30, 2018 as compared to December 31, 2017, and the consolidated results of operations for the three and nine month periods ended September 30, 2018 compared to the same periods in 2017. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $711 million at September 30, 2018 as compared to $707 million at December 31, 2017. During the nine month period ended September 30, 2018, net loans increased $18 million. Cash and cash equivalents, and securities decreased $16 million. On the liability side, deposits and repurchase agreements increased by $2 million.

Net loans increased $18 million, or 4%, during the nine months ended September 30, 2018 on continued demand for both business and consumer loans within the bank’s markets. The bank has added lending and operations staff to accommodate the increase in demand. Commercial loans including commercial real estate loans increased $1 million, or less than 1%, while construction and land development loans increased $8 million, or 34%. Residential real estate loans increased $7 million, or 4%, and consumer loans increased $3 million, or 18%, from December 31, 2017. Home purchase activity has increased and, to a lesser extent, consumers continued to refinance their mortgage loans for historically low long-term fixed rates. Residential mortgage loan originations for the nine months ended September 30, 2018 totaled $44 million, unchanged from $44 million in originations during the nine months ended September 30, 2017. Originations sold into the secondary market were $6 million and $7 million, respectively during the nine month periods ended September 30, 2018 and September 30, 2017. The Bank originates and sells primarily fixed-rate thirty year mortgages into the secondary market.

The allowance for loan losses as a percentage of total loans was 1.16% at September 30, 2018 as compared to 1.08% at December 31, 2017. Outstanding loan balances increased 4% to $535 million at September 30, 2018. The allowance for loan losses increased to $6.2 million at September 30, 2018 following a provision of $324 thousand and net charge-offs of $38 thousand for the current quarter.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonaccrual loans decreased during the first nine months of 2018. For the nine months ending September 30, 2018 loans totaling $212 thousand were placed on nonaccrual status, there were $313 thousand in charge-downs recognized, and pay downs of $1.2 million were received. The decrease in nonaccrual loans was primarily due to the resolution of a $1.7 million credit facility.

(Dollars in thousands)	September 30, 2018		December 31, 2017		September 30, 2017
Non-performing loans	$5,341		$6,522		$4,930
Other real estate	—		—		—
Allowance for loan losses	6,204		5,604		5,436
Total loans	535,424		516,830		509,458
Allowance: Loans	1.16%		1.08%		1.07%
Allowance: Non-performing loans	1.2	x	0.9	x	1.1	x

The ratio of gross loans to deposits was 91.1% at September 30, 2018, compared to 88.6% at December 31, 2017.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $3.6 million within the available-for-sale and held-to-maturity portfolios as of September 30, 2018, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments on September 30, 2018, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits increased $4 million, or less than 1%, from December 31, 2017 with noninterest bearing deposits increasing approximately $4 million and interest-bearing deposit accounts increasing less than $1 million. Total deposits as of September 30, 2018 are $16 million greater than September 30, 2017 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits of $10 million, savings of $9 million, and time deposits of $4 million while a decrease was recognized in, interest-bearing demand deposits of $4 million money market accounts of $3 million.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $2 million to $37 million at September 30, 2018 as compared to December 31, 2017 and other borrowings decreased $3 million as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $73.9 million, or 10%, of total assets at September 30, 2018 up slightly from December 31, 2017. The increase in shareholders’ equity during the nine months ending September 30, 2018 was due to net income of $6.9 million offset by an increase in accumulated other comprehensive loss of $1.6 million and dividends declared of $2.0 million. The Company and the Bank met all regulatory capital requirements at September 30, 2018.

RESULTS OF OPERATIONS

Three months ended September 30, 2018 and 2017

For the quarters ended September 30, 2018 and 2017, the Company recorded net income of $2.4 million and $1.9 million and $.88 and $.68 per share, respectively. The $566 thousand increase in net income for the quarter was primarily the result of a $597 thousand increase in net interest income, an increase of $121 thousand in other noninterest income, and a $244 thousand reduction in federal income tax provision. The increases were partially offset by an increase of $352 thousand in other noninterest expenses and an increase in the provision for loan losses of $44 thousand.

Return on average assets and return on average equity were 1.34% and 13.07%, respectively, for the three month period of 2018, compared to 1.05% and 10.62%, respectively for the same quarter in 2017.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended September 30,
	2018		2017
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Interest-earning deposits in other banks	$23,357	2.12%	$25,144	1.37%
Federal funds sold	485	1.64	493	1.29
Taxable securities	91,149	2.55	100,111	2.37
Tax-exempt securities	26,108	2.93	31,741	3.24
Loans	538,182	4.95	504,943	4.65

Total earning assets	679,281	4.45%	662,432	4.11%
Other assets	41,091		39,608

TOTAL ASSETS	$720,372		$702,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$116,321	0.29%	$107,459	0.16%
Savings deposits	181,172	0.40	171,559	0.20
Time deposits	116,906	1.23	111,741	0.85
Other borrowed funds	51,264	1.07	70,761	1.09

Total interest bearing liabilities	465,663	0.66%	461,520	0.48%
Non-interest bearing demand deposits	178,339		168,436
Other liabilities	2,526		2,347
Shareholders’ Equity	73,844		69,737

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$720,372		$702,040

Taxable equivalent net interest spread		3.79%		3.63%
Taxable equivalent net interest margin		4.00%		3.77%

Interest income for the quarter ended September 30, 2018, was $7.6 million representing a $806 thousand increase, or a 12% improvement, compared to the same period in 2017. This increase was primarily due to average loan volume increasing $33 million for the quarter ended September 30, 2018 as compared to the third quarter 2017. Interest expense for the quarter ended September 30, 2018 was $771 thousand, an increase of $209 thousand, or 37%, from the same period in 2017. The increase in interest expense occurred primarily due to an increase in rate on all interest-bearing liabilities for the quarter ended September 30, 2018.

For the quarter ended September 30, 2018, the provision for loan losses was $324 thousand, compared to a provision of $280 thousand provision for the same quarter in 2017. For more discussion see Financial Condition. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended September 30, 2018, was $1.2 million, an increase of $121 thousand, or 11%, compared to the same quarter in 2017. Service charges on deposit accounts increased $14 thousand, or 5%, compared to the same quarter in 2017 primarily from increases in overdraft fees. Debit card interchange income increased $32 thousand, or 11%, with greater fee income in the third quarter of 2018. Fees from trust and brokerage services increased $82 thousand to $204 thousand for the third quarter 2018 as compared to the same quarter in 2017 following a realignment of both divisions in 2017. The gain on the sale of mortgage loans to the secondary market declined $31 thousand to $63 thousand for the quarter ended September 30, 2018.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expenses for the quarter ended September 30, 2018 increased $352 thousand, or 8%, compared to the third quarter of 2017. Salaries and employee benefits increased $274 thousand, or 11%, a result of increases in employees, base salary, and other benefits. Marketing and public relations expense increased $33 thousand, or 36%, primarily due to brand recognition initiatives and increased community support in the company’s market. Debit card expenses increased $5 thousand, or 4%, compared to the third quarter 2017. Software expense rose $2 thousand quarter over quarter with additional investment. Occupancy expense declined $42 thousand over the third quarter of 2017 with a decrease in rental expense. Professional and director fees decreased $58 thousand for the quarter ended September 30, 2018 as compared to the third quarter 2017. The decrease was primarily a result of the recovery of legal fees for loan collections.

Federal income tax expense decreased $244 thousand, or 30%, for the quarter ended September 30, 2018 as compared to the third quarter of 2017. The provision for income taxes was $582 thousand (effective rate of 19%) for the quarter ended September 30, 2018, compared to $826 thousand (effective rate of 31%) for the same quarter ended 2017. The effective rate decreased as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017.

RESULTS OF OPERATIONS

Nine months ended September 30, 2018 and 2017

Net income for the nine months ended September 30, 2018, was $6.9 million or $2.52 per share, as compared to $5.3 million or $1.94 per share during the same period in 2017. Return on average assets and return on average equity were 1.30% and 12.79%, respectively, for the nine month period of 2018, compared to 1.04% and 10.44%, respectively for 2017.

Comparative net income increased as total interest and dividend income increased $2.4 million or 13% for the nine month period in 2018 as compared to 2017. The provision for loan losses increased $7 thousand, or less than 1%, during the same comparative period. Noninterest income increased $268 thousand, or 8%, to $3.5 million for the nine month period ending in 2018 as compared to 2017. Noninterest expense increased to $13.8 million for the nine months ended September 30, 2018, an increase of $1.2 million, or 9%, from the same period last year.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheet and Net Interest Margin Analysis

	For the nine months ended September 30,
	2018		2017
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Due from banks-interest bearing	$17,348	1.65%	$20,212	1.16%
Federal funds sold	501	2.03	629	0.85
Taxable securities	93,336	2.56	101,319	2.37
Tax-exempt securities	26,977	2.91	31,497	3.27
Loans	533,492	4.86	492,075	4.61

Total earning assets	671,654	4.38%	645,732	4.08%
Other assets	40,634		39,478

TOTAL ASSETS	$712,288		$685,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$117,086	0.27%	$94,621	0.10%
Savings deposits	180,669	0.33	168,998	0.17
Time deposits	115,388	1.11	111,647	0.79
Other borrowed funds	52,222	0.96	69,957	0.89

Total interest bearing liabilities	465,365	0.58%	445,223	0.42%
Non-interest bearing demand deposits	172,194		169,131
Other liabilities	2,367		2,684
Shareholders’ Equity	72,362		68,172

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$712,288		$685,210

Taxable equivalent net interest spread		3.80%		3.66%
Taxable equivalent net interest margin		3.98%		3.79%

Interest income on loans increased $2.4 million, or 13%, for the nine months ended September 30, 2018, as compared to the same period in 2017. This increase was primarily due to an average loan volume increase of $41 million for the comparable nine month periods. Interest income on securities decreased $57 thousand, or 2%, as the average volume of securities decreased $13 million, for the comparable nine month periods. Interest income on fed funds sold and interest bearing deposits increased $76 thousand for the nine months ended September 30, 2018 as the yield on fed funds sold and due from banks interest bearing balances increased 0.50%, compared to the same period in 2017.

Interest expense increased $614 thousand to $2.0 million for the nine months ended September 30, 2018, compared to the same period in 2017. Interest expense on deposits increased $705 thousand, or 75%, from the same period as last year. Interest expense on short-term and other borrowings decreased $91 thousand, or 19%. The increase in interest expense has been caused by higher interest rates being paid on all deposits. Time deposits continue to renew at higher interest rates, and some depositors are beginning to move monies from savings instruments to time instruments due to higher interest rates. Competition for deposits appears to be increasing from a year ago with larger money center banks and community banks increasing rates offered for money market savings accounts and time deposits. The net interest margin increased by 19 basis points for the nine month period ended September 30, 2018, to 3.98%, from 3.79% for the same period in 2017. This margin increase is primarily the result of increased loan volume.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for loan losses was $972 thousand during the nine months of 2018, compared to $965 thousand in the same nine month period of 2017. The slight increase in the provision for loan losses from a year ago reflects increases in loans classified as Substandard in 2018, partially offset by a decline in nonperforming loans in 2018. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data including past charge-offs and current economic trends.

Non-interest income increased $268 thousand during the nine months ended September 30, 2018, as compared to the same period in 2017. Service charges on deposits increased $38 thousand from the same period in 2017 reflecting an increase in overdraft fees based on volume. Increases were recognized in trust and brokerage income of $160 thousand, or 33%, debit card interchange income of $84 thousand, or 10%, as a result of increased servicer revenue during the nine months of 2018, and gains on mortgage loans sold in the secondary market of $3 thousand, or 2%.

Non-interest expenses increased $1.2 million, or 9%, for the nine months ended September 30, 2018, compared to the same period in 2017. Salaries and employee benefits increased $698 thousand, or 9%, primarily the result of headcount, salary, and retirement plan increases. Marketing and public relations expense increased $104 thousand, or 40%, primarily due to increased expenses related to brand recognition and community support in the company’s footprint in 2018. Software expense increased $22 thousand for the nine month period in 2018 as compared to the same period in 2017. Occupancy and equipment expense decreased $56 thousand, or 5%, reflecting a decrease in building lease expense and an increase in building rental income when compared to 2017. Professional fees increased $89 thousand, or 13%, as directors fees increased by $73 thousand on a year over year basis with the addition of one director and an increase in fees, and audit expense grew by $44 thousand on a year over year basis from the outsourcing of internal audit in 2017. Loan legal and collection fees were decreased $25 thousand for the nine month period ended September 30, 2018 with recovery of prior period legal expenses.

The provision for income taxes of $1.6 million is $685 thousand lower for the nine month period in 2018 compared to 2017 with the reduction in the effective rate resulting from the Tax Cuts and Jobs Act.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 9.8% at September 30, 2018 compared with 9.3% at December 31, 2017.

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. As of September 30, 2018 the Company and the Bank met all capital adequacy requirements to which they were subject.

	Capital Ratios
	September 30, 2018	December 31, 2017
Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	13.3%	12.7%
Bank	13.1%	12.5%
Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	13.3%	12.7%
Bank	13.1%	12.5%
Total Capital To Risk Weighted Assets Ratio
Consolidated	14.5%	13.8%
Bank	14.3%	13.6%
Tier 1 Leverage Ratio
Consolidated	9.9%	9.3%
Bank	9.8%	9.2%

LIQUIDITY

(Dollars in millions)	September 30, 2018	December 31, 2017	Change
Cash and cash equivalents	$33	$36	$(3)
Unused lines of credit	88	82	6
Unpledged AFS securities at fair market value	31	31	—

	$152	$149	$3

Net deposits and short-term liabilities	$566	$557	$9

Liquidity ratio	26.6%	26.8%	(0.2)
Minimum board approved liquidity ratio	20.0%	20.0%	—

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

The liquidity ratio was 26.6% and 26.8% at September 30, 2018 and December 31, 2017.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2018, from the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. Minor variances with net interest income exceeding the board approved policy are being projected in the September 2018 dynamic balance sheet simulation coupled with immediate rate shocks. All other balance sheet positions and interest rate projections are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -200 through +400 basis point changes, in 100 basis point increments, in market interest rates at September 30, 2018 and -100 through +400 basis point changes at December 31, 2017. The net interest income reflected is for the first twelve month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

September 30, 2018
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$30,490	$1,699	5.9%	+/- 25%
+300	30,111	1,320	4.6	+/-15
+200	29,706	915	3.2	+/-10
+100	29,249	458	1.6	+/-5
0	28,791	—	—	—
-100	28,220	(571)	(1.8)	+/-5
-200	27,632	(1,158)	(4.0)	+/-10

December 31, 2017
+400	$28,329	$1,889	6.2%	+/- 25%
+300	27,944	1,433	4.8	+/-15
+200	27,552	947	3.3	+/-10
+100	27,123	462	1.7	+/-5
0	26,663	—	—	—
-100	25,996	(667)	(2.5)	+/-5

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

Quarter ended September 30, 2018

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

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. No repurchases were made during the quarterly period ended September 30, 2018.

ITEM 3 –	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 –	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 –	OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended September 30, 2018

PART II – OTHER INFORMATION

ITEM 6 –	Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB)(P).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: November 9, 2018	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: November 9, 2018	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer