Form 10-K
period 2018-12-31
CSB BANCORP INC /OH
filed 2019-03-15
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer (  ) Accelerated filer (X) Non-accelerated filer (  ) Smaller reporting company (X) Emerging growth company (  )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	( ) Yes (X) No

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter). Emerging growth company [  ]

At June 30, 2018, the aggregate market value of the voting common equity held by non-affiliates of the registrant, based on a price of $39.00 per common share (such price being the last trade price on such date) was $98.5 million.

At March 15, 2019, there were issued and outstanding 2,742,242 of the registrant’s common shares, $6.25 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CSB Bancorp Inc.’s 2018 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K,

are incorporated by reference in Parts I and II of this Form 10-K.

Portions of CSB Bancorp Inc.’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate”, “estimates”, “may”, “feels”, “expects”, “believes”, “plans”, “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure, and other financial items; (ii) statements of plans and objectives of the Company and of its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the SEC, including without limitation the risk factors disclosed in Item 1A of this Annual Report on Form 10-K.

Other factors not currently anticipated may also materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows. There can be no assurance that future results will meet expectations. While the Company believes that the forward-looking statements in this Annual Report on Form 10-K are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. The Company does not undertake, and expressly disclaims, any obligation to update or alter any statements whether as a result of new information, future events, or otherwise, except as may be required by applicable law.

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

Business Overview and Lending Activities

CSB operates primarily through the Bank and CSB Investment, providing a wide range of banking, trust, financial, and brokerage services to corporate, institutional, and individual customers throughout northeast Ohio. The Bank provides retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, night depository facilities, brokerage, and trust services.

The Bank provides residential real estate, commercial real estate, commercial, and consumer loans to customers located primarily in Holmes, Stark, Tuscarawas, Wayne and portions of surrounding counties in Ohio. The Bank’s market area has historically exhibited relatively stable economic conditions. Economic activity in the Company’s market area has been increasing at a steady pace for the past nine years. Reported unemployment levels at December 2018 in the four primary counties served by the Company ranged between 3.5% and 5.2%. These levels increased slightly from December 2017. Labor markets continued hiring at a softer pace during the year. Wage increases accelerated during 2018. The local housing market continues to improve with supply relatively tight. Elevated costs of building materials have contributed to increased housing construction costs. Consumer confidence in the economy has been a primary driver for the strong housing demand and higher consumer spending.

Certain risks are involved in providing loans, including, but not limited to, the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan or renews an existing loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, the collateral being used to secure the transaction if any, and other factors. For all commercial loan relationships greater than $300,000 the Bank’s internal credit department performs an annual risk rating review. In addition to this review, an independent, outside loan review firm is engaged to review a sample of watch list and adversely classified credits over $250,000 and a sample of commercial loan relationships greater than $250,000. The outside loan review will also assess management’s current credit grades and provide commentary with regard to assigned ratings and the need for a credit to be classified as a troubled debt restructuring, as well as assess management’s specific loan loss reserves for loans included in their sample that are considered to be impaired. In addition, any loan over $100,000 identified as a problem credit by management and/or the external loan review consultants is assigned to the Bank’s “loan watch list,” has a written action plan created, and is subject to ongoing review at least quarterly by the Bank’s credit department and the assigned loan officer to ensure appropriate action is taken if deterioration continues.

Commercial loan rates are variable and fixed, and include operating lines of credit and term loans made to small businesses, primarily based on their ability to repay the loan from the cash flow of the business. Business assets such as equipment, accounts receivable, and inventory typically secure such loans. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. These loans typically involve larger loan balances, are generally dependent on the cash flow of the business, and thus may be subject to a greater extent to adverse conditions in the general economy or in a specific industry. Management reviews the borrower’s cash flows when deciding whether to grant the credit in order to evaluate whether estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.

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

Installment loans to individuals include unsecured loans and loans secured by recreational vehicles (“RV’s”), automobiles, and other consumer assets. Consumer loans for the purchase of new RV’s and new automobiles generally do not exceed 125% of Dealer Invoice on RV’s or 110% of the Manufacturer’s Suggested Retail Price

(MSRP) of an automobile. Loans for used RV’s and automobiles do not exceed 120% of the “clean trade-in value” as reported in the current “NADA” used guides. Overdraft protection loans are unsecured personal lines of credit to individuals who have demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, absence of collateral. Since these loans are generally repaid from ordinary income of the individual or family unit, repayment may be adversely affected by job loss, divorce, ill health, or by a general decline in economic conditions. The Bank assesses the borrower’s ability and willingness to repay through a review of credit history, credit ratings, debt-to-income ratios, and other measures of repayment ability.

While CSB’s chief decision-makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. For a discussion of the Company’s financial performance for the fiscal year ended December 31, 2018, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

Employees

At December 31, 2018, the Company had 190 employees, 153 of which were employed on a full-time basis. CSB has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Employees are provided benefit programs, some of which are contributory. Management considers its employee relations to be good.

Competition

The financial services industry is highly competitive. In its primary market area of Holmes, Stark, Tuscarawas, Wayne and surrounding Ohio counties, the Bank competes for new deposit dollars and loans with other commercial banks, including both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms, investment companies, and technology-based providers of financial services (sometimes referred to as “fintech” companies).

Competition within the financial service industry continues to increase as a result of mergers between, and expansion of, financial service providers within and outside of the Company’s primary market areas. In addition, securities firms and insurance companies that have elected to become financial holding companies may acquire commercial banks and other financial institutions, which can create additional competitive pressure.

Management believes the primary factors in competing for loans and deposits are interest rates, availability of services, quality of customer service, convenience, and name recognition. Some of the Company’s competitors may have greater resources and as such, higher lending limits, or fewer regulatory constraints and lower cost structures, all of which may adversely affect the Company’s ability to compete.

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

In addition, the Company’s filings are available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports.

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

CSB is a bank holding company that has registered with the Federal Reserve Board (“FRB”) as a financial holding company under the Bank Holding Company Act, as amended (the “BHC Act”). Pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”), a bank holding company may become a financial holding company if it meets certain capital requirements and is “well-managed” and each of its subsidiary banks is “well-capitalized” under regulatory “prompt corrective action” provisions, is “well-managed,” and has at least a “satisfactory” rating under the Community Reinvestment Act (“CRA”). CSB has been a financial holding company since 2005. No prior regulatory approval is required for a financial holding company to acquire certain companies, other than banks and savings associations, that are financial in nature as determined by the FRB. The financial holding company and its subsidiaries must continue to meet the above described requirements in order to continue to engage in activities that are financial in nature without being subjected to regulatory actions or restrictions, which could include a requirement to divest of the subsidiary or subsidiaries.

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

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 25, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”) was signed into law. The Regulatory Relief Act was designed to provide regulatory relief for banking organizations, particularly for all but the very largest, those with assets in excess of $250 billion. Bank holding companies with assets of less than $100 billion are no longer subject to enhanced prudential standards, and those with assets between $100 billion and $250 billion will be relieved of those requirements in 18 months, unless the FRB takes action to maintain those standards. Certain regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to CSB even before the enactment of the Regulatory Relief Act.

The Regulatory Relief Act also provides that the banking regulators must adopt regulations implementing the provision that banking organizations with assets of less than $10 billion are permitted to satisfy capital standards and be considered “well capitalized” under the prompt corrective action framework if their leverage ratios of tangible assets to average consolidated assets is between 8% and 10%, unless the bank’s federal banking agency determines that the organization’s risk profile warrants a more stringent leverage ratio. The Office of the Comptroller of the Currency (“OCC”), the FRB, and the FDIC have proposed for comment the leverage ratio framework for any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9%. The community bank leverage ratio would be calculated as the ratio of tangible equity capital divided by average total consolidated assets. Tangible equity capital would be defined as total bank equity capital or total holding company equity capital, as applicable, prior to including minority interests, and excluding accumulated other comprehensive income, deferred tax assets arising from net operating loss and tax credit carry forwards, goodwill and other intangible assets (other than mortgage servicing assets). Average total assets would be calculated in a manner similar to the current tier 1 leverage ratio denominator in that amounts deducted from the community bank leverage ratio numerator would also be excluded from the community bank leverage ratio denominator.

The OCC, the FRB, and the FDIC also adopted a rule providing banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of new current expected credit loss methodology accounting under U. S. generally accepted accounting principles (“GAAP”).

The Regulatory Relief Act also relieves bank holding companies and banks with assets of less than $100 billion in assets from certain record-keeping, reporting, and disclosure requirements.

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

Basel III Capital Rules (“Basel III”) became effective on January 1, 2015, and contain a new capital conservation buffer and deductions from common equity capital that phased in from January 1, 2016, through January 1, 2019, and deductions from common equity tier 1 capital that have mostly phased in as of January 1, 2019.

The rules include (a) a new common equity tier 1 capital ratio of at least 4.5%, (b) a minimum tier 1 capital ratio of 6.0%, (c) a minimum capital to risk-weighted assets ratio of 8.0%, and (d) a minimum leverage ratio of 4%.

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

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments, and investments in the capital of unconsolidated financial institutions (above certain levels).

Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The rules place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the Company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer was phased in beginning January 1, 2016 at 0.625% and is fully phased in at 2.50% effective January 1, 2019. Pursuant to the FRB’s Small Bank Holding Company Policy statement (“SBHC Policy”), a bank holding company with assets of less than $1 billion and meeting certain other requirements is not required to comply with the consolidated capital requirements until such company exceeds $1 billion in assets or is otherwise determined by the FRB not to qualify as a small bank holding company. At December 31, 2018, CSB was deemed to be a small bank holding company under the SBHC Policy and was not required to comply with the FRB’s regulatory capital requirements. The Bank, however, must comply with the new capital requirements.

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

In order to be “well-capitalized,” a bank must have a minimum common equity tier 1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 8%, and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

As of December 31, 2018, the Bank met the ratio requirements in effect at that date to be deemed “well-capitalized.” See Note 12 of the Notes to Consolidated Financial Statements located on page 51 of CSB’s 2018 Annual Report, which is incorporated herein by reference. Management of the Company believes the Bank also meets the capital requirements to be deemed “well-capitalized” under the new guidelines.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations. The premiums fund the Deposit Insurance Fund (“DIF”). Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC’s new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%. The DRR reached 1.36% at September 30, 2018. The rules also provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%. Such credits will be applied when the reserve ratio is at least 1.38%. The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF. These assessments will continue until the Financing Corporation bonds mature in September of 2019. The Financing Corporation has projected that the last assessment will be collected on the March 29, 2019, FDIC invoice.

As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, federally-insured institutions. It also may prohibit any federally-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the Deposit Insurance Fund. The FDIC also has the authority to take enforcement actions against insured institutions. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or written agreement entered into with the FDIC.

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

The monetary policies of the FRB have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy, the money markets, and the activities of monetary and fiscal authorities, the Company can make no definitive predictions as to future changes in interest rates, credit availability, or deposit levels.

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

FRB policy requires CSB to provide notice to the FRB in advance of the payment of a dividend to CSB’s shareholders under certain circumstances and states that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FRB may disapprove of a dividend payment if the FRB determines that the payment would be an unsafe or unsound practice.

Consumer Protection Laws and Regulations

Banks are subject to regular examination to ensure compliance with federal statutes and regulations applicable to their business, including consumer protection statutes and implementing regulations. Potential penalties under these laws include, but are not limited to, fines. The Dodd-Frank Act established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services. The CFPB has adopted numerous rules with respect to consumer protection laws, amending some existing regulations and adopting new ones, and has commenced enforcement actions. The following are just some of the consumer protection laws applicable to the Bank:

●	Community Reinvestment Act of 1977: imposes a continuing and affirmative obligation to fulfill the credit needs of its entire community, including low- and moderate-income neighborhoods.
●	Equal Credit Opportunity Act: prohibits discrimination in any credit transaction on the basis of any of various criteria.
●	Truth in Lending Act: requires that credit terms are disclosed in a manner that permits a consumer to understand and compare credit terms more readily and knowledgeably.
●	Fair Housing Act: makes it unlawful for a lender to discriminate in its housing-related lending activities against any person on the basis of any of certain criteria.
●

Home Mortgage Disclosure Act: requires financial institutions to collect data that enables regulatory agencies to determine whether the financial institutions are serving the housing credit needs of the communities in which they are located.

●

Real Estate Settlement Procedures Act: requires that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits abusive practices that increase borrowers’ costs.

●

Privacy provisions of the Gramm-Leach-Bliley Act: requires financial institutions to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer information from unauthorized access

The banking regulators also use their authority under the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices by banks that may not necessarily fall within the scope of specific banking or consumer finance law.

In October 2017, the CFPB issued a final rule (the “Payday Rule”) with respect to certain consumer loans to be effective on January 16, 2018, although compliance with most sections is required starting on August 19, 2019. The first major part of the rule makes it an unfair and abusive practice for a lender to make short-term and longer-term loans with balloon payments (with certain exceptions) without reasonably determining that the borrower has the ability to repay the loan. The second major part of the rule applies to the same types of loans as well as certain other longer-term loans that are repaid directly from the borrower’s account. The rule states that it is an unfair and abusive practice for the lender to withdraw payment from the borrower’s account after two consecutive payment attempts have failed, unless the lender obtains the consumer’s new and specific authorization to make further withdrawals from the account. The rule also requires lenders to provide certain notices to the borrower before attempting to withdraw payment on a covered loan from the borrower’s account.

On February 6, 2019, the CFPB issued two proposals with respect to the Payday Rule. First, the CFPB proposed to delay the compliance date for the mandatory underwriting provisions of the Payday Rule to November 19, 2020. It has requested comments on the proposed delay to be made within 30 days. Second, the CFPB proposed to rescind provisions of the Payday Rule that: (1) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan without reasonably determining that the consumer has the ability to repay the loan according to its terms; (2) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (3) provide exemptions of certain loans from the mandatory underwriting requirements; and (4) provide related definitions, reporting and recordkeeping requirements. The CFPB has requested comments to be made within 90 days on this proposal. These proposals do not change the provisions of the Payday Rule that address lender payment practices with respect to covered loans. The CFPB also stated that it will be considering other changes to the Payday Rule in response to requests received for exemptions of certain types of lenders or loan products and may commence separate additional rulemaking initiatives. The Company is evaluating the proposal and believes the types of consumer credit extended by the Company will be excluded or exempted under the Rule.

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

Corporate Governance

The Sarbanes-Oxley Act of 2002 (“SOX”) effected broad reforms to areas of financial disclosure and corporate governance. The Board of Directors reviews the Company’s corporate governance practices on a continuing basis. In accordance with section 302(a) of SOX, written certifications by CSB’s Chief Executive Officer and Chief Financial Officer are required to certify that CSB’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or fail to state a material fact. CSB has also implemented a program designed to comply with Section 404 of SOX, which includes identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity-level controls, and testing of the operating effectiveness of key controls. As of June 30, 2017, the market value of CSB’s common shares held by nonaffiliates exceeded $75 million, as a result of which CSB is required to provide annually an auditor’s attestation and report on management’s assessment of internal control over financial reporting. Management’s assessment of internal controls over financial reporting and the Independent Registered Public Accounting Firm opinion on internal control over financial reporting are located on pages 22 and 23 of CSB’s 2018 Annual Report.

Effect of Environmental Regulation

Compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings, or competitive position of CSB or its subsidiaries. CSB believes the nature of the operations of its subsidiaries has little, if any, environmental impact. CSB, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future.

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

Future Legislation

Various and significant legislation affecting financial institutions and the financial industry is from time to time adopted by the U.S. Congress and state legislatures, and regulatory agencies frequently adopt or amend regulations. Such legislation and regulation may continue to change banking laws and regulations and the operating environment of CSB and its subsidiaries in substantial and unpredictable ways, and could significantly increase or decrease costs of doing business, limit or expand permissible activities, or affect the competitive balance among financial institutions. The nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable.

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the SEC’s Industry Guide 3 “Statistical Disclosures by Bank Holding Companies,” or a specific reference as to the location of required disclosures in the Company’s 2018 Annual Report.

Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differential

The information set forth under the heading, “Average Balance Sheets and Net Interest Margin Analysis” located on page 10 of the Company’s 2018 Annual Report is incorporated by reference herein.

The information set forth under the heading, “Rate/Volume Analysis of Changes in Income and Expense” located on page 11 of the Company’s 2018 Annual Report is incorporated by reference herein.

Investment Portfolio

The following is a schedule of the fair value of securities at December 31:

(Dollars in thousands)
Securites available-for-sale, at fair value	2018	2017	2016
U.S. Treasury security	$996	$998	$1,001
U.S. Government agencies	7,170	8,229	6,402
Mortgage-backed securities of government agencies	44,901	49,701	55,837
Other mortgage-backed securities	-	-	65
Asset-backed securities of government agencies	1,024	1,169	1,266
State and political subdivisions	23,125	27,141	29,708
Corporate bonds	8,312	10,425	9,516

Total available-for-sale	$85,528	$97,663	$103,795

Securities held-to-maturity, at fair value
U.S. Government agencies	$9,098	$9,265	$9,093
Mortgage-backed securities of government agencies	11,020	11,531	14,351
State and political subdivisions	-	4,695	-

Total held-to-maturity	$20,118	$25,491	$23,444

Equity securities	$83	$89	$80

The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2018:

	One Year or Less		After One Year Through Five Years		Maturing After Five Years Through Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
Available-for-sale:
U.S. Treasury	$997	2.27%	$-	-%	$-	-%	$-	-%	$997	2.27%
U.S. Government agencies	-	-	5,500	2.05	1,850	2.25	-	-	7,350	2.10
Mortgage-backed securities of government agencies	23	2.85	1,997	1.97	4,891	2.59	38,833	2.58	45,744	2.56
Asset-backed securities of government agencies	-	-	-	-	-	-	1,040	3.59	1,040	3.59
State and political subdivisions	1,428	2.54	6,140	2.37	15,714	2.27	-	-	23,282	2.32
Corporate bonds	1,000	2.30	3,674	2.89	3,472	3.48	500	4.00	8,646	3.12

Total	$3,448	2.40%	$17,311	2.33%	$25,927	2.49%	$40,373	2.63%	$87,059	2.52%

Held-to-maturity:
U.S. Government agencies	$-	-%	$483	2.19%	$3,000	2.00%	$5,999	2.01%	$9,482	2.01%
Mortgage-backed securities of government agencies	-	-	-	-	-	-	11,206	2.06	11,206	2.06

Total	$-	-%	$483	2.19%	$3,000	2.00%	$17,205	2.04%	$20,688	2.04%

The weighted average yields are calculated using amortized cost of investments and are based on coupon rates for securities purchased at par value, and on effective interest rates considering amortization or accretion if securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations is presented on a tax-equivalent basis based on the Company’s marginal federal income tax rate of 21%.

Loan Portfolio

Total loans on the balance sheet are comprised of the following classifications at December 31:

(Dollars in thousands)	2018	2017	2016	2015	2014
Commercial	$146,875	$140,273	$134,268	$123,143	$123,813
Commercial real estate	183,605	179,663	159,475	148,775	139,695
Residential real estate	167,296	157,172	144,489	125,775	121,684
Construction and land development	31,227	22,886	23,428	15,452	17,446
Consumer	19,402	16,306	13,308	9,268	7,913

Total loans	$548,405	$516,300	$474,968	$422,413	$410,551

The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding residential real estate mortgage and installment loans, as of December 31, 2018:

	Maturing
(Dollars in thousands)	One Year or Less	One Through Five Years	After Five Years	Total
Commercial	$79,593	$41,105	$26,177	$146,875
Commercial real estate	6,495	14,337	162,773	183,605
Construction and land development	2,321	1,671	27,235	31,227

Total	$88,409	$57,113	$216,185	$361,707

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and construction and land development loans due after one year from December 31, 2018.

(Dollars in thousands)	Fixed Rate	Variable Rate

Total commercial, commercial real estate and construction and land development loans due after one year	$43,713	$229,585

The following schedule summarizes nonaccrual, past due and restructured loans.

(Dollars in thousand)	2018	2017	2016	2015	2014
Loans accounted for on a nonaccural basis	$3,155	$6,081	$1,449	$1,576	$3,668

Accruing loans that are contractually past due 90 days or more as to interest or principal payments	174	441	235	105	281

Total	$3,329	$6,522	$1,684	$1,681	$3,949

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

Information regarding impaired loans at December 31 is as follows:

(Dollars in thousands)	2018	2017	2016
Total recorded investment of impaired loans	$3,860	$7,882	$7,173
Less portion for which no allowance for loan loss is allocated	3,122	5,565	3,326
Portion of impaired loan balance for which an allowance for loan losses is allocated	738	2,317	3,847
Portion of allowance for loan losses allocated to the impaired loan balance at December 31	101	244	729

For the year ended December 31, 2018, interest income recognized on impaired loans amounted to $113 thousand, while $371 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2017, interest income recognized on impaired loans amounted to $123 thousand, while $426 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2016, interest income recognized on impaired loans amounted to $312 thousand while $426 thousand would have been recognized had the loans been performing under their contractual terms.

Impaired loans are comprised of commercial, commercial real estate, and residential real estate loans, and are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans.

Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first-mortgage loans secured by one to four-family residences, residential construction loans, automobile loans, home equity loans, and second-mortgage loans. These consumer loans are included in nonaccrual and past due disclosures above as well as impaired loans when they become nonperforming. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Impaired loans or portions thereof, are charged-off when deemed uncollectible.

At December 31, 2018, no loans were identified that management had serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in the tables set forth above. On a monthly basis, the Company internally classifies certain loans based on various factors. At December 31, 2018, these amounts, including impaired and nonperforming loans, amounted to $29 million of substandard loans and $0 doubtful loans.

As of December 31, 2018, there were no concentrations of loans greater than 10% of total loans that were not otherwise disclosed as a category of loans in the loan portfolio table set forth above.

Summary of Loan Loss Experience

The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended December 31:

(Dollars in thousands)	2018	2017	2016	2015	2014
LOANS
Average loans outstanding during period	$535,506	$497,048	$448,941	$412,147	$405,973

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$5,604	$5,291	$4,662	$4,381	$5,085
Loans charged-off:
Commercial	823	1,184	297	109	1,005
Commercial real estate	103	-	50	61	379
Residential real estate	37	-	12	132	27
Construction and land development	-	-	-	-	-
Consumer	119	20	59	46	11

Total loans charged-off	1,082	1,204	418	348	1,422

Recoveries of loans previously charged-off:
Commercial	61	361	214	199	28
Commercial real estate	1	-	334	13	8
Residential real estate	3	8	5	18	25
Construction and land development	-	-	-	-	-
Consumer	4	3	1	10	14

Total loans recoveries	69	372	554	240	75

Net loans (recovered) charged-off	1,013	832	(136)	108	1,347
Provision charged to operating expense	1,316	1,145	493	389	643

Balance at end of period	$5,907	$5,604	$5,291	$4,662	$4,381

Ratio of net charge-offs to average loans outstanding for period	0.19%	0.17%	(0.03)%	0.03%	0.33%

The allowance for loan losses balance and provision charged to expense are determined by management based on periodic reviews of the loan portfolio, past loan loss experience, economic conditions, and various other circumstances subject to change over time. In making this judgment, management reviews selected large loans, as well as impaired loans, other delinquent, nonaccrual and problem loans, and loans to industries experiencing economic difficulties. The collectability of these loans is evaluated after considering current operating results and financial position of the borrower, estimated market value of collateral, guarantees and the Company’s collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and amount of such loss are formed on these loans, as well as other loans taken together.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios. While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-offs that occur.

	Allocation of the Allowance for Loan Losses
	(Dollars in thousands)
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans

	December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014
Commercial	$2,178	26.78%	$1,813	27.17%	$2,207	28.27%	$1,664	29.15%	$1,289	30.16%
Commercial real estate	1,791	33.48	1,735	34.80	1,264	33.58	1,271	35.22	1,524	34.02
Residential real estate	1,245	30.51	1,273	30.44	1,189	30.42	1,086	29.78	1,039	29.64
Construction & land development	258	5.69	237	4.43	178	4.93	123	3.66	142	4.25
Consumer	306	3.54	175	3.16	141	2.80	86	2.19	60	1.93
Unallocated	129		371		312		432		327

Total	$5,907	100.00%	$5,604	100.00%	$5,291	100.00%	$4,662	100.00%	$4,381	100.00%

Deposits

The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average Amounts Outstanding Year ended December 31,			Average Rate Paid Year ended December 31,

(Dollars in thousands)	2018	2017	2016	2018	2017	2016
Noninterest-bearing demand	$175,439	$169,803	$156,287	N/A	N/A	N/A
Interest-bearing demand	117,879	101,081	83,956	0.30%	0.13%	0.04%
Savings deposits	180,718	170,694	163,271	0.37	0.18	0.08
Time deposits	115,610	111,650	116,427	1.18	0.82	0.73

Total deposits	$589,646	$553,228	$519,941

The Bank does not have any material deposits by foreign depositors.

The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more, as of December 31, 2018:

(Dollars in thousands)
Three months or less	$5,229
Over three through six months	6,488
Over six through twelve months	9,937
Over twelve months	26,874

Total	$48,528

Return on Equity and Assets

	2018	2017	2016
Return on average assets	1.31%	1.02%	1.03%
Return on average shareholders’ equity	12.89	10.33	10.44
Dividend payout ratio	28.57	32.45	31.71
Average shareholders‘ equity to average assets	10.19	9.92	9.91

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, short-term advances through the Federal Home Loan Bank, and federal funds purchased. Securities sold under agreements to repurchase mature one (1) business day from the transaction date. Federal funds purchased generally have overnight terms. Information concerning short-term borrowings is summarized as follows:

(Dollars in thousands)	2018	2017	2016
Securities sold under agreements to repurchase, federal funds purchased and short-term advances at year-end	$37,415	$39,480	$48,742
Average balance outstanding	41,334	50,445	51,801
Maximum outstanding at any month end during the year	44,155	56,932	55,642
Weighted-average interest rate at year-end	1.01%	0.39%	0.16%
Weighted-average rate during the year	0.81	0.29	0.14

ITEM 1A. RISK FACTORS.

Risks Related to the Company’s Business

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

Competition in the financial services industry is intense, as the Company competes with banks, credit unions, savings and loan associations, securities dealers, finance and insurance companies, mortgage brokers, and investment advisors. As a result of their size and ability to achieve economies of scale, certain of the Company’s competitors offer a broader range of products and services, or in some cases a lower cost operating model, than the Company can offer. The OCC has recently announced that it will accept applications for national bank charters from nondepository financial technology companies to engage in banking activities. In addition, the Company’s ability to achieve its financial objectives will depend on its ability to deliver or expand product delivery systems and technology required by customers.

Unauthorized disclosure of sensitive or confidential client or customer information whether through a breach of the Company’s computer systems or otherwise, could severely harm the Company’s business.

As part of the Company’s business, it collects, processes, and retains sensitive and confidential client and customer information on behalf of the Company’s subsidiaries and other third parties. Despite the security measures the Company has in place, its facilities and systems, and those of the Company’s third-party service providers, may be vulnerable to security breaches. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by the Company or by its vendors, could severely damage the Company’s reputation, cause a loss of customer confidence, expose it to risks of litigation and liability, or disrupt the Company’s operations and may have a material adverse effect on the Company’s business.

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

The Company’s dependence upon automated systems to record and process the Bank’s transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect. The Company’s inability to use these information systems at critical points in time could unfavorably impact the timeliness and efficiency of its business operations. In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. The Company could also be adversely affected if one of its employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates the Company’s operations or systems. The Company is further exposed to the risk that third-party service providers may be unable to fulfill their contractual obligations or will be affected by the same risks as the Bank has. These disruptions may interfere with service to the Bank’s customers, cause additional regulatory scrutiny, and result in a financial loss or liability. The Company is also at risk of the impact of natural disasters, terrorism, and international hostilities on its systems or for the effects of outages or other failures involving power or communications systems operated by others.

Employees could engage in fraudulent, improper or unauthorized activities on behalf of clients, or improper use of confidential information. The Company may not be able to prevent employee errors or misconduct, and the precautions taken to detect this type of activity might not be effective in all cases. Employee errors or misconduct could subject the Company to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on the Company’s business.

In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. The recent massive breach of the systems of a credit bureau presents additional threats as criminals now have more information about a larger portion of the country’s population than past breaches have involved, which could be used by criminals to pose as customers initiating transfers of money from customer accounts. Although the Company has policies and procedures in place to verify the authenticity of the Company’s customers, it cannot assure that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to the Company’s reputation.

Management cannot be certain that the security controls it has adopted will prevent unauthorized access to its computer systems or those of its third-party service providers, whom it requires to maintain similar controls. A security breach of the computer systems and loss of confidential information, such as customer account numbers or personal information could result in a loss of customers’ confidence and, thus, loss of business. In addition, unauthorized access to or use of sensitive data could subject the Company to litigation and liability and costs to prevent further such occurrences.

Further, the Company may be affected by data breaches at retailers and other third parties who participate in data interchanges with the Company and its customers that involve the theft of customer credit and debit card data, which may include the theft of debit card PIN numbers and commercial card information used to make purchases at such retailers and other third parties. Such data breaches could result in the Company incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on the Company’s results of operations.

The Company’s assets at risk for cyber-attacks include financial assets and non-public information belonging to customers. The Company uses several third-party vendors who have access to the Company’s assets via electronic media. Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft. As cyber and other data security threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify and enhance its protective measures or to investigate and remediate any security vulnerabilities.

The Company may not be able to attract and retain skilled people.

The Company’s success depends, in large part, on the ability to attract and retain key people. Succession planning includes the continuity of both the Board of Directors and the management team. Competition for the best people in most activities in which the Company engages can be intense, and it may not be able to attract, hire, or retain the people the Company wants or needs. In order to attract and retain qualified employees, the Company must compensate them at market levels. If the Company is unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain the Company’s competitive position, the Company’s performance could suffer, and, in turn, adversely affect the Company’s business, financial condition, or results of operation.

The Company’s exposure to credit risk could adversely affect its earnings and financial condition.

Credit risk is the risk of losing principal and interest income because borrowers fail to repay loans. The Company’s earnings may be negatively impacted if it fails to manage credit risk, as the origination of loans is an integral part of the Company’s business. Factors which may affect the ability of borrowers to repay loans include a slowing of the local economy in which the Company operates, a downturn in one or more business sectors in which the Company’s customers operate, or a rapid increase in interest rates. All of the Company’s loan portfolios, particularly commercial and industrial loans may be affected by the impact of higher interest rates. There has been some price appreciation in the housing market across the Company’s footprint, reflecting improved sales and decreased inventories of houses to be sold. A return to further declines in home values and reduced levels of home sales in the Company’s market may have a negative effect on the Company’s business, financial condition, or results of operation.

The Company’s allowance for loan losses may be insufficient.

The Company maintains an allowance for loan losses to cover current, probable loan losses in the Company’s loan portfolio. Management makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans, and performance of customers relative to their financial obligations with the Company. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company’s control and these losses may exceed current estimates. The Company cannot fully predict the amount, timing of losses, or whether the loss allowance will be adequate in the future. If the Company’s assumptions prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the Company’s loan portfolio, resulting in additions to the allowance. Excessive loan losses and significant additions to the Company’s allowance for loan losses could have a material adverse impact on the Company’s business, financial condition, and results of operations. Any such increase in the Company’s allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

As of December 31, 2018, approximately 66% of the Company’s loan portfolio consisted of commercial, commercial real estate, and construction loans. These loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business. These loans are more likely to be adversely affected by weak conditions in the economy. Also, the commercial loan balance per borrower is typically larger than that of residential mortgage loans and consumer loans, indicating higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and a reduction in interest income. An increase in nonperforming loans could result in an increase in the provision for loan losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

If the Bank forecloses on collateral property and owns the underlying real estate, the Bank may be subject to the increased costs associated with the ownership of real property, resulting in reduced revenue.

The Bank may have to foreclose on collateral property to protect its investment and may thereafter own and operate such property, in which case it will be exposed to the risks inherent in the ownership of real estate. The amount that the Bank, as a mortgagee, may realize after a default is dependent upon factors outside of the Bank’s control, including, but not limited to: (i) general or local economic conditions: (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) supply of and demand for rental units or properties; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations and fiscal policies; and (x) acts of God. Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating a real property may exceed the rental income earned from such property, and the Bank may have to advance funds in order to protect its investment, or the Bank may be required to dispose of the real property at a loss. The Bank may also acquire properties with hazardous substances that must be removed or remediated, the costs of which could be substantial, and the Bank may not be able to recover such costs from the responsible parties. The foregoing expenditures and costs could adversely affect the Company’s ability to generate revenues, resulting in reduced levels of profitability.

The Company is subject to liquidity risk.

The Company requires liquidity to extend credit and repay liabilities on a timely basis at a reasonable cost. The Company’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or general economy. Factors that could reduce its access to liquidity sources include a downturn in the north central Ohio market, difficult credit markets, aggressive competitor actions due to liquidity needs, or adverse regulatory actions. The Company’s access to deposits may also be affected by the liquidity needs of its depositors. The Company’s primary source of liquidity is its supply of deposits from consumer and commercial customers which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame. The Company historically has been able to replace maturing deposits and advances as necessary, but it might not be able to readily replace such funds in the future, if a large number of its depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

During the past decade, the Company’s growth has been accomplished through a combination of organic growth, de novo branching and acquisitions. The Company may acquire other financial institutions or parts of institutions in the future, open new branches, and consider new lines of business and new products or services. Such expansions of its business may involve a number of expenses and risks, generally not attendant with organic growth efforts. Such expenses and risks include:

●	The time and costs associated with identifying and evaluating potential acquisitions or new products or services;
●	The potential inaccuracy of estimates and judgments used to evaluate credit, operation management and market risk with respect to the target institutions;
●	The time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;
●	The Company’s ability to finance an acquisition or other expansion and the possible dilution to the Company’s existing shareholders;
●	The diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;
●	Entry into unfamiliar markets;
●	The possible failure of the introduction of new products and services into the Company’s existing business;
●	The incurrence and possible impartment of goodwill associated with an acquisition and possible adverse short-term effects on the Company’s results of operations; and
●	The risk of loss of key employees and customers.

Failure to manage the Company’s growth effectively could have a material adverse effect on its business, future prospects, financial condition, or results of operations and could adversely affect the Company’s ability to successfully implement its business strategy.

The Company may need to raise capital in the future, but capital may not be available when needed or at acceptable terms.

Federal and state banking regulators require CSB and the Bank to maintain adequate levels of capital to support its operations. The Company may need to raise additional capital in the future to support its business or to finance acquisitions, if any, or the Company may otherwise elect to raise additional capital in anticipation of future growth opportunities

The Company’s ability to raise additional capital for CSB’s or the Bank’s needs will depend on conditions at that time in the capital markets, overall economic conditions, CSB’s financial performance and condition, and other factors, many of which are outside the Company’s control. There is no assurance that, if needed, CSB will be able to raise additional capital on favorable terms or at all. An inability to raise additional capital may have a material adverse effect on the Company’s ability to expand operations, and on the Company’s financial condition, results of operations, and future prospects.

The Bank may be required to repurchase loans it has sold or indemnify loan purchasers under the terms of the sale agreements, which could adversely affect the Company’s liquidity, results of operations, and financial condition.

When the Bank sells a mortgage loan, it agrees to repurchase or substitute a mortgage loan if it is later found to have breached any representation or warranty the Bank made about the loan or if the borrower is later found to have committed fraud in connection with the origination of the loan. While the Bank has underwriting policies and procedures designed to avoid breaches of representations and warranties as well as borrower fraud, the Bank cannot be sure that no breach or fraud will ever occur. Required repurchases, substitutions, or indemnifications could have an adverse effect on the Company’s liquidity, results of operations, and financial condition.

The trading volume and price of CSB’s common shares can be volatile.

CSB’s common shares are very thinly traded and therefore, susceptible to price swings. CSB’s common shares are traded on the OTC market under the symbol “CSBB;” however, the investment community does not actively follow CSB’s common shares. Given the lower trading volume of CSB’s common shares, significant sales of CSB’s common shares, or the expectation of significant sales, could cause CSB’s share price to fall.

The Company’s organizational documents may have the effect of discouraging a third party from acquiring the Company by means of a tender offer, proxy contest, or otherwise.

The Company’s articles of incorporation contain provisions that make it more difficult for a third party to gain control or acquire the Company without the consent of its board of directors. These provisions also could discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. These provisions of the Company’s governing documents may have the effect of delaying, deferring, or preventing a transaction or a change in control that might be in the best interests of the Company’s shareholders.

Risks Relating to Economic and Market Conditions

Difficult market conditions and economic trends could adversely affect the financial services industry and the Company’s business.

The Company’s success depends, to a certain extent, upon local and national economic and political conditions as well as governmental monetary policies. The election of a new United States President in 2016 has resulted in substantial changes in economic and political conditions for the United States, and has impacted global relations in matters such as trade policy. Economic turmoil in Europe and Asia and changes in oil production in the Middle East both affect the economy and stock prices in the United States. The timing and circumstances of the United Kingdom leaving the European Union (Brexit) and their effects on the United States are unknown.

Conditions such as inflation, recession, unemployment, changes in interest rates, money supply, and other factors beyond the Company’s control may adversely affect asset quality, deposit levels, and loan demand and therefore, the Company’s earnings. Because the Company has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and the Company’s ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings. If during a period of reduced real estate values, the Company is required to liquidate the collateral securing loans to satisfy the debt or to increase its allowance for loan losses, it could materially reduce the Company’s profitability and adversely affect its financial condition. The substantial majority of the Company’s loans are to individuals and businesses located in Holmes, Stark, Tuscarawas, Wayne and Counties in Ohio. Consequently, significant declines in north central Ohio real estate values could have a material adverse effect on the Company’s business, financial condition, or results of operations.

Changes in interest rates could adversely affect income and financial condition.

The Company’s results of operation and financial condition are substantially dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on interest bearing deposits and borrowings. Market interest rates are largely beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular the FRB, as well as competitive factors. Changes in interest rates will influence the origination of loans, the purchase of investments, the level of prepayments on the Company’s loans and investments, and the receipt of payments on mortgage-backed securities, resulting in fluctuations of income and cash flow. Changes in interest rates also can affect the value of loans, securities, mortgage servicing rights, and assets under management. Although fluctuations in market interest rates are neither completely predictable nor controllable, the Company’s Asset Liability Committee (ALCO) meets regularly to monitor the Company’s interest rate sensitivity position and oversee the Company’s financial risk management by establishing policies and operating limits. Rising interest rates may adversely affect the ability of borrowers to pay the principal or interest on loans and may lead to an increase in nonperforming assets and a reduction of interest income recognized. The Board reviews interest rate conditions monthly and management maintains continuous surveillance of interest rate risk exposures. Fixed rate investment securities will lose value during rising rates and certain investment securities, notably mortgage backed securities will experience a decrease in in prepayments of principal and interest, which will extend their maturity. For more information, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K, which summarizes the Company’s exposure to interest rate risk.

A transition away from LIBOR as a reference rate for financial contracts could negatively affect the Company’s income and expenses and the value of various financial contracts.

LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps, and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist. The Company has no loans tied to LIBOR and has 5 investment securities tied to LIBOR with a fair market value of $2.7 million held at December 31, 2018. One investment of $566 thousand matures in 2020 and the remaining $2.1 million in investment securities receive principal repayment monthly. The potential transition away from LIBOR is not expected to have a significant direct impact on the Company’s financial statements. However, the extent of indirect impacts from financial market adjustments to the absence of LIBOR are unknown at this time.

Adverse changes in the financial markets may adversely impact the Company’s results of operations.

The capital and credit markets have been experiencing unprecedented levels of volatility since 2008. While the Company generally invests in securities with limited credit risk, certain investment securities the Company holds possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages. Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates and implied credit spreads. Structured investments have at times been subject to significant market volatility due to the uncertainty of credit ratings, deterioration in credit losses occurring within certain types of residential mortgages, changes in prepayments of the underlying collateral, and the lack of transparency related to the investment structures and the collateral underlying the structured investment vehicles.

A default by another larger financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This “systemic risk” may adversely affect the Company’s business.

Risks Related to Legal, Regulatory, and Accounting Changes

Legislative, regulatory, or accounting changes or actions could adversely impact the Company or the businesses in which it is engaged.

The Company and its subsidiaries are subject to broad state and federal regulation, supervision, and legislation that govern almost all aspects of its operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, and the Deposit Insurance Fund, and not to benefit the Company’s shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact the Company or its ability to increase the value of its business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by an institution, and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies could cause the Company to devote significant time and resources to defending the Company’s business and may lead to penalties that materially affect the Company and its shareholders.

As discussed earlier, comprehensive revisions to the regulatory capital framework were included in the final rule adopted by the FRB in July 2014 based upon the Basel III capital standards. The final rule specifically revises what qualifies as regulatory capital, raises minimum requirements, and introduces the concept of additional capital buffers. The need to maintain more and higher quality capital as well as greater liquidity going forward could limit the Company’s business activities, including lending, and the Company’s ability to expand, either organically or through acquisitions. In addition, the new liquidity standards could require the Company to increase the Company’s holdings of highly liquid short-term investments, thereby reducing the Company’s ability to invest in longer-term assets even if longer-term assets are more desirable from a balance sheet management perspective.

In addition to laws, regulations, and actions directed at the operations of banks in general, the CFPB has adopted regulations directed at consumer lending in particular. As discussed above, in October 2017, the CFPB issued the Payday Rule with respect to certain consumer loans to be effective on January 16, 2018, although compliance with most sections to be required starting on August 19, 2019. Then, on February 6, 2019, the CFPB issued two proposals with respect to the Payday Rule. These proposals do not change the provisions of the Payday Rule that address lender payment practices with respect to covered loans. The CFPB also stated that it will be considering other changes to the Payday Rule in response to requests received for exemptions of certain types of lenders or loan products and may commence separate additional rulemaking initiatives. The Company is currently assessing the expected effect of this new rule on the Bank’s lending businesses and on the Company’s financial condition and results of operations. The costs of complying with this regulation or a determination to discontinue certain types of consumer lending in light of the expense of compliance could have an adverse effect on the financial conditions and results of operations of the Company. The Company believes its current consumer lending practices will be exempt from the Rule and its proposed amendments.

Changes in tax laws could adversely affect the Company’s financial condition and results of operations.

The Company is subject to extensive federal, state, and local taxes, including income, excise, sales/use, payroll, franchise, withholding, and ad valorem taxes. Changes to the Company’s taxes could have a material adverse effect on our results of operations. In addition, the Company’s customers are subject to a wide variety of federal, state, and local taxes. Changes in taxes paid by the Company’s customers, including changes in the deductibility of mortgage loan related expenses, may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for the Company’s loans and deposit products. In addition, such negative effects on the Company’s customers could result in defaults on the loans the Bank has made and decrease the value of mortgage-backed securities in which the Company has invested.

On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act,” was enacted into law. This new tax legislation, among other changes, limits the amount of state, federal, and local taxes that taxpayers are permitted to deduct on their individual tax returns and eliminates other deductions in their entirety. Such limits and eliminations may result in customer defaults on loans the Bank has made and decrease the value of mortgage-backed securities in which the Company has invested.

Increases in FDIC insurance premiums may have a material adverse effect on the Company’s earnings.

Increased bank failures for several years commencing in 2008 greatly increased resolution costs of the FDIC and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC took a number of actions, including increasing assessment rates of insured institutions, requiring riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels, changing the assessment base and requiring a prepayment of assessments for over three years.

The Company is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional financial institution failures, the Bank may be required to pay even higher FDIC premiums. Increases in FDIC insurance premiums may materially adversely affect the Company’s results of operations and its ability to continue to pay dividends on our common shares at the current rate or at all. The FDIC has recently adopted rules revising its assessments in a manner benefitting banks with assets totaling less than $10 billion. There can be no assurance though, that assessments will not be changed in the future.

Changes in accounting standards, policies, estimates, or procedures could impact the Company’s reported financial condition or results of operations.

Entities that set generally applicable accounting standards, such as the FASB, the Securities and Exchange Commission, and other regulatory boards periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be difficult to predict and can materially affect how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, which would result in the restatement of the Company’s financial statements for prior periods.

In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL. CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability. The Company will be required to comply with the new standard in the first quarter of 2020. Upon adoption of CECL, credit loss allowances may increase, which would decrease retained earnings and regulatory capital. The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses.

Management’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The Company’s management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with GAAP and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in reporting materially different amounts than would have been reported under a different alternative.

Management has identified several accounting policies that are considered significant to the presentation of our financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Because of the inherent uncertainty of estimates about these matters, no assurance can be given that the application of alternative policies or methods might not result in the Company reporting materially different amounts.

The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent the Company requires such dividends in the future, may affect its ability to pay dividends or repurchase its stock.

As a financial holding company, CSB is a separate legal entity from the Bank and does not have significant operations of its own. Dividends from the Bank provide a significant source of capital for CSB. The availability of dividends from the Bank is limited by various statutes and regulations. The FRB or Ohio Division of Financial Institutions, as the Bank’s primary regulators, could assert that the payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends to CSB, CSB may not be able to pay its obligations as they become due, repurchase its stock, or pay dividends on its common stock. Consequently, the potential inability to receive dividends from the Bank could adversely affect CSB’s business, financial condition, results of operations, or prospects.

Periodic regulatory reviews may affect the Company’s operations and financial condition.

The Company is subject to periodic reviews from state and federal regulators, which may impact our operations and our financial condition. As part of the regulatory review, the loan portfolio and the allowance for loan losses are evaluated. As a result, the incurred loss identified on loans or the assigned loan rating could change and may require us to increase our provision for loan losses or loan charge-offs. In addition, any downgrade in loan ratings could impact our level of impaired loans or classified assets. Any increase in our provision for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations. Findings of deficiencies in compliance with regulations could result in restrictions on our activities or even a loss in our financial holding company status.

The Company may be a defendant from time to time in the future in a variety of litigation and other actions, which could have a material adverse effect on its business, financial condition, or results of operations.

The Company may be subject to claims or legal action from customers, employees, or others. Financial institutions are facing a growing number of significant class actions, including those based on the manner or calculation of interest on loans and the assessments of overdraft fees. Future litigation could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Like other financial institutions, the Company and the Bank are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. The Company’s insurance may not cover all claims that may be asserted against it, and any claims asserted against the Company, regardless of merit or eventual outcome, may harm its reputation. Should the ultimate judgments or settlements in any litigation exceed the Company’s insurance coverage, it could have a material adverse effect on the Company’s business, financial condition, or results of operations. In addition, the Company may not be able to obtain appropriate types or levels of insurance in the future, nor may the Company be able to obtain adequate replacement policies with acceptable terms, if at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Bank operates fifteen banking centers as noted below:

Location	Address	Owned	Leased
Walnut Creek	4980 Old Pump Street, Walnut Creek, Ohio 44687	X
Winesburg	2225 U.S. 62, Winesburg, Ohio 44690	X
Sugarcreek	127 South Broadway, Sugarcreek, Ohio 44681	X
Charm	4440 C.R. 70, Charm, Ohio 44617	X
Clinton Commons	2102 Glen Drive, Millersburg, Ohio 44654		X
Berlin	4587 S.R. 39 Suite B, Berlin, Ohio 44610		X
South Clay	91 South Clay Street, Millersburg, Ohio 44654	X
Shreve	333 West South Street, Shreve, Ohio 44676	X
Orrville	119 West High Street, Orrville, Ohio 44667	X
Gnadenhutten	100 South Walnut Street, Gnadenhutten, Ohio 44629	X
New Philadelphia	635 West High Avenue, New Philadelphia, Ohio 44663	X
North Canton	1210 North Main Street, North Canton, Ohio 44720	X
Wooster	405 East Liberty Street, Wooster, Ohio 44691		X
Wooster	3562 Commerce Parkway, Wooster, Ohio 44691	X
Wooster	350 East Liberty Street	X
Operations Center	91 North Clay Street, Millersburg, Ohio 44654	X

The Bank considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. All properties owned by the Bank are unencumbered by any mortgage or security interest and in management’s opinion, are adequately insured.

ITEM 3. LEGAL PROCEEDINGS.

In the normal course of business, CSB is subject to pending and threatened legal actions, including claims for which material relief or damages are sought. Although CSB is not able to predict the outcome of such actions, after reviewing pending and threatened actions, management believes that the outcome of any or all such actions will not have a material adverse effect on the results of operations, the financial position, or shareholders’ equity of CSB. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder, or affiliate of CSB is a party or has a material interest that is adverse to CSB or the Bank.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information contained in the section captioned “Common Stock and Shareholder Information” on page 21 of the Annual Report is incorporated herein by reference.

PERFORMANCE GRAPH

The following graph compares the yearly stock change and the cumulative total shareholder return on CSB’s Common Shares during the five-year period ended December 31, 2018, with the cumulative total return on the Standard and Poor’s 500 Stock Index and the NASDAQ Community Bank Stock Index. The comparison assumes $100 was invested on December 31, 2013 in CSB’s Common Shares and in each of the indicated indices and assumes reinvestment of dividends.

	2013	2014	2015	2016	2017	2018
CSBB	$100	$120	$138	$180	$197	$235
S & P 500	100	114	115	129	157	149
NASDAQ Bank	100	105	115	159	163	139

Performance Graph
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
2013
2014
2015
2016
2017
2018
CSBB
S & P 500 Total Return
NASDAQ Community Bank Total Return

ISSUER PURCHASES OF EQUITY SECURITIES

On July 7, 2005, CSB filed a Current Report on Form 8-K with the SEC announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of CSB’s Common Shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. The Stock Repurchase Program has no scheduled expiration date. CSB did not repurchase any of its Common Shares during 2018.

ITEM 6. SELECTED FINANCIAL DATA.

Information contained in the section captioned “Selected Financial Data” on page 8 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information contained in the section captioned “2018 Financial Review” on pages 7 through 21 of the Annual Report is incorporated herein by reference.

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

Internal Control over Financial Reporting

Information contained in the Report On Management’s Assessment of Internal Control Over Financial Reporting and in the Report of Independent Registered Public Accounting Firm on pages 22 through 24 of the Annual Report is incorporated herein by reference.

Changes In Internal Control Over Financial Reporting

There have been no changes during the quarter ended December 31, 2018, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 24, 2019 (the “2019 Annual Meeting”), is incorporated herein by reference from the information to be included under the captions “Proposal One – Election of Directors,” “Nominees for Election of Directors,” and “Directors Continuing in Office” in the Company’s definitive proxy statement relating to the 2019 Annual Meeting to be filed with the SEC (the “2019 Proxy Statement”) no later than 120 days after December 31, 2018. The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the information to be included under the caption “Executive Officers” in the 2019 Proxy Statement.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement.

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

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders may recommend nominees to the Company’s Board of Directors can be found under the caption “Shareholder Recommendations” in the 2019 Proxy Statement. These procedures have not materially changed from those described in the 2018 Proxy Statement.

Audit Committee

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections “Membership and Meetings of the Board and its Committees” and the subsection “Committees of the Board of Directors – Audit Committee” in the 2019 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections “Discussion of Executive Compensation Programs” and “Executive Compensation and Other Information” and the subsection “Directors’ Compensation” under the section captioned “Membership and Meetings of the Board and its Committees” in the 2019 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Compensation Committee Interlocks and Insider Participation” in the 2019 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “The Compensation Committee Report” in the 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

None.

Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2019 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Certain Relationships and Related Transactions” in the 2019 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Membership and Meetings of the Board and its Committees” in the 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the section “Independent Registered Public Accounting Firm Fees” and subsection “Audit Committee Procedures for Pre-Approval of Services by the Independent Public Accounting Firm” in the 2019 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The Consolidated Financial Statements (and report thereon) listed below are incorporated by reference from CSB Bancorp, Inc.’s 2018 Annual Report as noted:

Report of Independent Registered Public Accounting Firm (S.R. Snodgrass) –pgs. 23-24.

Consolidated Balance Sheets at December 31, 2018 and 2017–pg. 25.

Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016–pg. 26.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016–pg. 27.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016–pg. 27.

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016–pgs. 28-29.

Notes to Consolidated Financial Statements–pgs. 30-59.

(a)(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have been omitted.

ITEM 16. FORM 10-K SUMMARY.

None.

(a)(3) Exhibits

The documents listed below are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

Exhibit Number	Description of Document
3.1	Amended Articles of Incorporation of CSB Bancorp, Inc., (incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, file number 000-21714).

3.1.1

Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 30, 1999, Exhibit 3.1.1, file number 000-21714).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

3.2.1	Amendment to Article VIII to the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form DEF 14A filed on March 25, 2009, Appendix A, file number 000-21714).

4	Form of Certificate of Common Shares of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB)(P).

10.1	CSB Bancorp, Inc. Share Incentive Plan (incorporated by reference to registrant’s Form DEF 14A filing, filed on March 18, 2005, Appendix A, file number 000-21714).

10.2

Employment Agreement between Paula Meiler and the Commercial and Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 25, 2013, Exhibit 10.2, file number 000-21714).

10.3

Amendment to Employment Agreement between Paula Meiler and The Commercial & Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 25, 2013, Exhibit 10.3, file number 000-21714).

10.4	CSB Bancorp, Inc. Annual Incentive Plan (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 23, 2017, Exhibit 10.4, file number 000-21714).

13	CSB Bancorp, Inc. 2018 Annual Report to Shareholders

21	Subsidiaries of CSB Bancorp, Inc.

23.1	Consent of S.R. Snodgrass, P.C.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101

The following materials from CSB’s 2018 Annual Report to Shareholders formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

/s/ Eddie L. Steiner
Date: March 15, 2019	Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2019.

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