Form 10-Q
period 2019-03-31
CSB BANCORP INC /OH
filed 2019-05-09
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-21714

CSB Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1687530
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Registrant’s address: 91 North Clay, P.O. Box 232, Millersburg, Ohio 44654

Registrant’s telephone number, including area code: (330) 674-9015

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

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CSBB	OTCPink

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at May 1 2019, 2,742,350 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED March  31, 2019

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents
Cash and due from banks	$15,110	$23,214
Interest-earning deposits in other banks	29,133	22,350

Total cash and cash equivalents	44,243	45,564

Securities
Available-for-sale, at fair value	86,378	85,528
Held-to-maturity (fair value 2019-$19,948; 2018-$20,118)	20,218	20,688
Equity Securities	89	83
Restricted stock, at cost	4,614	4,614

Total securities	111,299	110,913

Loans held for sale	140	108
Loans	548,220	548,974
Less allowance for loan losses	6,287	5,907

Net loans	541,933	543,067

Premises and equipment, net	10,800	9,961
Core deposit intangible	151	167
Goodwill	4,728	4,728
Bank-owned life insurance	16,638	13,554
Accrued interest receivable and other assets	4,913	3,660

TOTAL ASSETS	$734,845	$731,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$177,404	$185,871
Interest-bearing	429,938	420,627

Total deposits	607,342	606,498

Short-term borrowings	36,324	37,415
Other borrowings	8,373	8,525
Accrued interest payable and other liabilities	3,839	2,748

Total liabilities	655,878	655,186

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding shares (2019 and 2018 - 2,742,242)	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	56,115	54,288
Treasury stock at cost (shares 2019 and 2018 - 238,360)	(4,784)	(4,784)
Accumulated other comprehensive loss	(808)	(1,412)

Total shareholders’ equity	78,967	76,536

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$734,845	$731,722

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2019	2018
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,072	$6,140
Taxable securities	587	603
Nontaxable securities	134	161
Other	175	45

Total interest and dividend income	7,968	6,949

INTEREST EXPENSE
Deposits	825	455
Short-term borrowings	93	53
Other borrowings	39	52

Total interest expense	957	560

NET INTEREST INCOME	7,011	6,389
PROVISION FOR LOAN LOSSES	285	324

Net interest income, after provision for loan losses	6,726	6,065

NONINTEREST INCOME
Service charges on deposit accounts	292	284
Trust services	224	219
Debit card interchange fees	347	313
Gain on sale of loans, net	79	77
Earnings on bank owned life insurance	83	81
Unrealized gain or loss on equity securities	6	4
Other income	193	167

Total noninterest income	1,224	1,145

NONINTEREST EXPENSES
Salaries and employee benefits	2,842	2,637
Occupancy expense	204	219
Equipment expense	137	156
Professional and director fees	339	311
Financial institutions and franchise tax expense	153	142
Marketing and public relations	117	120
Software expense	218	213
Debit card expense	127	116
Amortization of intangible assets	16	25
FDIC insurance expense	50	75
Other expenses	588	523

Total noninterest expenses	4,791	4,537

Income before income taxes	3,159	2,673
FEDERAL INCOME TAX PROVISION	619	509

NET INCOME	$2,540	$2,164

Basic and diluted net earnings per share	$0.93	$0.79

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Net income	$2,540	$2,164

Other comprehensive income (loss)
Unrealized gains (losses) arising during the period	749	(1,312)
Amounts reclassified from accumulated other comprehensive income, held-to-maturity	15	22
Income tax effect	(160)	271

Other comprehensive income (loss)	604	(1,019)

Total comprehensive income	$3,144	$1,145

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Three Months Ended March 31, 2018
Balance, beginning of period	$18,629	$9,815	$47,535	$(4,784)	$(663)	$70,532
Net income	—	—	2,164	—	—	2,164
Other comprehensive loss	—	—	—	—	(1,019)	(1,019)
Cumulative effect adjustment equity securities, related to ASU 2016-01	—	—	29	—	(29)	—
Cash dividends declared, $0.24 per share	—	—	(658)	—	—	(658)

Balance, end of period	$18,629	$9,815	$49,070	$(4,784)	$(1,711)	$71,019
Three Months Ended March 31, 2019
Balance, beginning of period	18,629	9,815	54,288	(4,784)	(1,412)	76,536
Net income	—	—	2,540	—	—	2,540
Other comprehensive income	—	—	—		604	604
Cash dividends declared, $0.26 per share	—	—	(713)	—	—	(713)

Balance, end of period	$18,629	$9,815	$56,115	$(4,784)	$(808)	$78,967

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
NET CASH FROM OPERATING ACTIVITIES	$1,894	$2,308
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	1,836	2,034
Proceeds from repayments, held-to-maturity	477	5,312
Purchases, available-for-sale	(2,023)	—
Purchases, held-to-maturity	—	(2,029)
Loan originations, net of repayments	870	(14,155)
Property, equipment, and software acquisitions	(976)	(143)
Purchase of bank-owned life insurance	(3,000)	—

Net cash used in investing activities	(2,816)	(8,981)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	844	(6,841)
Net change in short-term borrowings	(1,091)	(1,130)
Repayment of other borrowings	(152)	(187)

Net cash used in financing activities	(399)	(8,158)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,321)	(14,831)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,564	36,420

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,243	$21,589

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$921	$572
Income taxes	—	—
Noncash financing activities:
Dividends declared	713	658
Lease adoption:
Right of Use Lease Asset	464	—
Lease Liability	429	—

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2019, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2018, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the operating results for the full year or any future interim period.

Certain items in the prior-year financial statements were reclassified to conform to the current-year presentation.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

ASU 2016-02 – Leases. This Update and all subsequent ASU’s that modified Topic 842 set forth a new lease accounting model for lessors and lessees. For lessees, virtually all leases will be required to be recognized on the balance sheet by recording a right-of-use asset and lease liability. Subsequent accounting for leases varies depending on whether the lease is an operating lease or a finance lease. The accounting provided by a lessor is largely unchanged from that applied under the existing guidance. The ASU requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Update and its related amendments were adopted as of January 1, 2019, which resulted in the recognition of operating right-of-use assets totaling $477 thousand and operating lease liabilities totaling $469 thousand. The Company elected to adopt the transition relief provisions from ASU 2018-11 and recorded the impact of adoption as of January 1, 2019, without restating any prior-year amounts or disclosures. The Company has presented the necessary disclosures in Note 8.

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

ASU 2018-13 - Fair Value Measurement - Changes the Disclosure Requirements for Fair Value Measurements. The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This Update is not expected to have a significant impact on the Company’s financial statements.

ASU 2018-15 - Intangibles – Goodwill and Other – Internal-Use Software. This Update addresses customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This Update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The amendments in this Update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

ASU 2019-01 - Leases (Topic 842): Codification Improvements. This Update addresses issues lessors sometime encounter. Specifically addressed in this Update were issues related to 1) determining the fair value of the underlying asset by the lessor that are not manufacturers or dealers (generally financial institutions and captive finance companies, and 2) lessors that are depository and lending institutions should classify principal and payments received under sales-type and direct financing leases within investing activities in the cash flow statement. The ASU also exempts both lessees and lessors from having to provide the interim disclosures required by ASC 250-10-50-3 in the fiscal year in which a company adopts the new leases standard. The amendments addressing the two lessor accounting issues are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2019
Available-for-sale
U.S. Treasury security	$999	$—	$1	$998
U.S. Government agencies	7,350	—	102	7,248
Mortgage-backed securities of government agencies	45,997	59	532	45,524
Asset-backed securities of government agencies	1,012	—	16	996
State and political subdivisions	23,166	185	32	23,319
Corporate bonds	8,636	2	345	8,293

Total available-for-sale	87,160	246	1,028	86,378

Held-to-maturity
U.S. Government agencies	9,483	11	206	9,288
Mortgage-backed securities of government agencies	10,735	71	146	10,660

Total held-to-maturity	20,218	82	352	19,948
Equity securities	53	36	—	89
Restricted stock	4,614	—	—	4,614

Total securities	$112,045	$364	$1,380	$111,029

December 31, 2018
Available-for-sale
U.S. Treasury security	$997	$—	$1	$996
U.S. Government agencies	7,350	—	180	7,170
Mortgage-backed securities of government agencies	45,744	41	884	44,901
Asset-backed securities of government agencies	1,040	—	16	1,024
State and political subdivisions	23,282	49	206	23,125
Corporate bonds	8,646	—	334	8,312

Total available-for-sale	87,059	90	1,621	85,528
Held-to-maturity
U.S. Government agencies	9,482	6	390	9,098
Mortgage-backed securities of government agencies	11,206	28	214	11,020

Total held-to-maturity	20,688	34	604	20,118
Equity securities	53	30	—	83
Restricted stock	4,614	—	—	4,614

Total securities	$112,414	$154	$2,225	$110,343

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at March 31, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$3,477	$3,480
Due after one through five years	20,264	20,224
Due after five through ten years	22,565	22,374
Due after ten years	40,854	40,300

Total debt securities available-for-sale	$87,160	$86,378

Held-to-maturity
Due after one through five years	$484	$495
Due after five through ten years	3,000	2,917
Due after ten years	16,734	16,536

Total debt securities held-to-maturity	$20,218	$19,948

Securities with a fair value of approximately $82.4 million and $83.4 million were pledged at March 31, 2019 and December 31, 2018, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $4.1 million at March 31, 2019 and December 31, 2018. Federal Reserve Bank stock was $471 thousand at March 31, 2019 and December 31, 2018.

There were no proceeds from sales of securities for the three month periods ending March 31, 2019 and 2018.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2019
Available-for-sale
U.S. Treasury security	$1	$998	$—	$—	$1	$998
U.S. Government agencies	—	—	102	7,248	102	7,248
Mortgage-backed securities of government agencies	1	1,948	531	32,804	532	34,752
Asset-backed securities of government agencies	—	—	16	996	16	996
State and political subdivisions	—	—	32	3,302	32	3,302
Corporate bonds	1	574	344	6,717	345	7,291
Held-to-maturity
U.S. Government agencies	—	—	206	8,793	206	8,793
Mortgage-backed securities of government agencies	32	473	114	4,094	146	4,567

Total temporarily impaired securities	$35	$3,993	$1,345	$63,954	$1,380	$67,947

December 31, 2018
Available-for-sale
U.S. Treasury security	$1	$996	$—	$—	$1	$996
U.S. Government agencies	—	—	180	7,170	180	7,170
Mortgage-backed securities of government agencies	33	4,206	851	35,188	884	39,394
Asset-backed securities of government agencies	16	1,024	—	—	16	1,024
State and political subdivisions	9	3,326	197	8,626	206	11,952
Corporate bonds	131	5,014	203	3,298	334	8,312
Held-to-maturity
U.S. Government agencies	—	—	390	8,609	390	8,609
Mortgage-backed securities of government agencies	72	3,404	142	3,360	214	6,764

Total temporarily impaired securities	$262	$17,970	$1,963	$66,251	$2,225	$84,221

There were 67 securities in an unrealized loss position at March 31, 2019, 62 of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at March 31, 2019.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Commercial	$144,793	$146,875
Commercial real estate	192,663	183,605
Residential real estate	170,303	167,296
Construction & land development	20,792	31,227
Consumer	19,083	19,402

Total loans before deferred costs	547,634	548,405
Deferred loan costs	586	569

Total Loans	$548,220	$548,974

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

The Company originates consumer loans utilizing a judgmental underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk.

The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Loans serviced for others approximated $94.5 million and $92.3 million at March 31, 2019 and December 31, 2018, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans. As of March 31, 2019 and December 31, 2018, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

The decrease in the provision for loan losses for the three months ended March 31, 2019 related to commercial loans was primarily due to a recovery related to one loan relationship which contributed to declining historical losses of loans in this category. The decrease in the provision related to construction and land development loans was primarily due to the decrease in loan balances as construction projects were completed and transferred to permanent financing. The increase in the provision for consumer loans was related to increasing charge-offs as well as an increase in historical losses partially offset by lower delinquencies.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended March 31, 2019
Beginning balance	$2,178	$1,791	$1,245	$258	$306	$129	$5,907
Provision for loan losses	(339)	17	(24)	(88)	83	636	285
Charge-offs	(5)	—	—	—	(65)		(70)
Recoveries	163	—	1	—	1		165

Net charge-offs	158	—	1	—	(64)		95

Ending balance	$1,997	$1,808	$1,222	$170	$325	$765	$6,287

Three months ended March 31, 2018
Beginning balance	$1,813	$1,735	$1,273	$237	$175	$371	$5,604
Provision for loan losses	257	26	(40)	7	23	51	324
Charge-offs	(194)	(62)	(37)	—	(10)		(303)
Recoveries	8	—	—	—	—		8

Net charge-offs	(186)	(62)	(37)	—	(10)		(295)

Ending balance	$1,884	$1,699	$1,196	$244	$188	$422	$5,633

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class, based on the impairment method as of March 31, 2019 and December 31, 2018:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
March 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$35	$16	$1	$—	$—	$—	$52
Collectively evaluated for impairment	1,962	1,792	1,221	170	325	765	6,235

Total ending allowance balance	$1,997	$1,808	$1,222	$170	$325	$765	$6,287

Loans:
Loans individually evaluated for impairment	$1,139	$2,186	$975	$—	$17		$4,317
Loans collectively evaluated for impairment	143,654	190,477	169,328	20,792	19,066		543,317

Total ending loans balance	$144,793	$192,663	$170,303	$20,792	$19,083		$547,634

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$36	$64	$1	$—	$—	$—	$101
Collectively evaluated for impairment	2,142	1,727	1,244	258	306	129	5,806

Total ending allowance balance	$2,178	$1,791	$1,245	$258	$306	$129	$5,907

Loans:
Loans individually evaluated for impairment	$419	$2,403	$1,030	$—	$—		$3,852
Loans collectively evaluated for impairment	146,456	181,202	166,266	31,227	19,402		544,553

Total ending loans balance	$146,875	$183,605	$167,296	$31,227	$19,402		$548,405

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2019 and December 31, 2018:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
March 31, 2019
Commercial	$1,536	$1,107	$35	$1,142	$35
Commercial real estate	2,412	1,985	211	2,196	16
Residential real estate	1,136	710	266	976	1
Consumer	17	17	—	17	—

Total impaired loans	$5,101	$3,819	$512	$4,331	$52

December 31, 2018
Commercial	$815	$383	$36	$419	$36
Commercial real estate	2,616	1,976	433	2,409	64
Residential real estate	1,190	763	269	1,032	1

Total impaired loans	$4,621	$3,122	$738	$3,860	$101

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three months
	ended March 31,
(Dollars in thousands)	2019	2018
Average recorded investment:
Commercial	$861	$1,792
Commercial real estate	2,289	4,490
Residential real estate	1,018	1,443
Consumer	3	—

Average recorded investment in impaired loans	$4,171	$7,725

Interest income recognized:
Commercial	$13	$11
Commercial real estate	3	4
Residential real estate	12	14
Consumer	—	—

Interest income recognized on a cash basis on impaired loans	$28	$29

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the aging of past due loans and nonaccrual loans as of March 31, 2019 and December 31, 2018 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
March 31, 2019
Commercial	$144,376	$80	$41	$—	$296	$417	$144,793
Commercial real estate	190,656	85	—	—	1,922	2,007	192,663
Residential real estate	169,122	253	—	73	855	1,181	170,303
Construction & land development	20,792	—	—	—	—	—	20,792
Consumer	18,833	190	18	—	42	250	19,083

Total Loans	$543,779	$608	$59	$73	$3,115	$3,855	$547,634

December 31, 2018
Commercial	$146,431	$253	$34	$—	$157	$444	$146,875
Commercial real estate	181,388	86	—	—	2,131	2,217	183,605
Residential real estate	165,837	265	213	174	807	1,459	167,296
Construction & land development	31,169	58	—	—	—	58	31,227
Consumer	18,965	291	86	—	60	437	19,402

Total Loans	$543,790	$953	$333	$174	$3,155	$4,615	$548,405

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed. Loans whose terms have been modified as TDR’s totaled $2.2 million as of March 31, 2019, and $1.5 million as of December 31, 2018, with $17 thousand of specific reserves allocated to those loans at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, $1.9 million of the loans classified as TDR’s were performing in accordance with their modified terms. Of the remaining $271 thousand, all were in nonaccrual of interest status.

Other real estate owned amounted to one property at $99 thousand at March 31, 2019 and December 31, 2018, respectively. Consumer mortgage loans in the process of foreclosure were $56 thousand at March 31, 2019 and $57 thousand at December 31, 2018. Other repossessed assets were $15 thousand at March 31, 2019. There were no other repossessed assets at December 31, 2018.

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
For the three months ended March 31, 2019
Consumer	1	$17	$17

Total Restructured Loans	1	$17	$17

The loans restructured were modified by changing the monthly payment to interest only and extending the maturity dates. There were no new TDR’s for the three month period ended March 31, 2018.

There was one loan in the amount of $200 thousand restructured in 2018 that has subsequently defaulted in the first quarter of 2019. None of the loans restructured in 2017 defaulted in 2018.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $300 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class is as follows as of March 31, 2019 and December 31, 2018:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
March 31, 2019
Commercial	$121,489	$4,730	$17,617	$—	$957	$144,793
Commercial real estate	172,041	5,272	14,027	—	1,323	192,663
Residential real estate	191	—	401	—	169,711	170,303
Construction & land development	17,852	—	121	—	2,819	20,792
Consumer	—	—	42	—	19,041	19,083

Total	$311,573	$10,002	$32,208	$—	$193,851	$547,634

December 31, 2018
Commercial	$125,840	$5,383	$14,775	$—	$877	$146,875
Commercial real estate	163,261	5,582	13,578	—	1,184	183,605
Residential real estate	194	—	637	—	166,465	167,296
Construction & land development	27,540	—	—	—	3,687	31,227
Consumer	—	—	60	—	19,342	19,402

Total	$316,835	$10,965	$29,050	$—	$191,555	$548,405

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans that are not rated by class of loans as of March 31, 2019 and December 31, 2019. Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non-Performing	Total
March 31, 2019
Commercial	$957	$—	$957
Commercial real estate	1,323	—	1,323
Residential real estate	169,185	526	169,711
Construction & land development	2,819	—	2,819
Consumer	19,041	—	19,041

Total	$193,325	$526	$193,851

December 31, 2018
Commercial	$877	$—	$877
Commercial real estate	1,184	—	1,184
Residential real estate	166,122	343	166,465
Construction & land development	3,687	—	3,687
Consumer	19,342	—	19,342

Total	$191,212	$343	$191,555

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements accounted for as secured borrowings.

	Remaining Contractual Maturity
	Overnight and Continuous
(Dollars in thousands)	March 31, 2019	December 31, 2018
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$36,439	$37,574
Repurchase agreements	36,324	37,415

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of March 31, 2019 and December 31, 2018 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes.

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2019
Assets:
Securities available-for-sale
U.S. Treasury security	$998	$—	$—	$998
U.S. Government agencies	—	7,248	—	7,248
Mortgage-backed securities of government agencies	—	45,524	—	45,524
Asset-backed securities of government agencies	—	996	—	996
State and political subdivisions	—	23,319	—	23,319
Corporate bonds	—	8,293	—	8,293

Total available-for-sale securities	$998	$85,380	$—	$86,378
Equity securities	$43	$—	$46	$89
December 31, 2018
Assets:
Securities available-for-sale
U.S. Treasury security	$996	$—	$—	$996
U.S. Government agencies	—	7,170	—	7,170
Mortgage-backed securities of government agencies	—	44,901	—	44,901
Asset-backed securities of government agencies	—	1,024	—	1,024
State and political subdivisions	—	23,125	—	23,125
Corporate bonds	—	8,312	—	8,312

Total available-for-sale securities	$996	$84,532	$—	$85,528
Equity securities	$37	$—	$46	$83

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of March 31, 2019 and December 31, 2018, by level within the fair value hierarchy. Impaired loans are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2019
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$459	$459
Other real estate owned	—	—	99	99
December 31, 2018
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$636	$636
Other real estate owned	—	—	99	99

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2019
Impaired loans	$459	Discounted cash flow	Remaining term Discount rate	11 mos to 26.3 yrs / (14.2 yrs) 5.1% to 7.5% / (5.7%)
Other real estate owned	99	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	-33% -10%
December 31, 2018
Impaired loans	$636	Discounted cash flow	Remaining term Discount rate	1.2 yrs to 26.5 yrs / (10.9 yrs) 5.1% to 7.5% / (5.88%)
Other real estate owned	99	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	-33% -10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments as of March 31, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
March 31, 2019
Financial assets
Cash and cash equivalents	$44,243	$44,243	$—	$—	$44,243
Securities available-for-sale	86,378	998	85,380	—	86,378
Securities held-to-maturity	20,218	—	19,948	—	19,948
Equity securities	89	43	—	46	89
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	140	140	—	—	140
Net loans	541,933	—	—	545,737	545,737
Bank-owned life insurance	16,638	16,638	—	—	16,638
Accrued interest receivable	1,915	1,915	—	—	1,915
Mortgage servicing rights	290	—	—	290	290
Financial liabilities
Deposits	$607,342	$486,114	$—	$120,051	$606,165
Short-term borrowings	36,324	36,324	—	—	36,324
Other borrowings	8,373	—	—	8,198	8,198
Accrued interest payable	125	125	—	—	125
December 31, 2018
Financial assets
Cash and cash equivalents	$45,564	$45,564	$—	$—	$45,564
Securities available-for-sale	85,528	996	84,532	—	85,528
Securities held-to-maturity	20,688	—	20,118	—	20,118
Equity securities	83	37	—	46	83
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	108	108	—	—	108
Net loans	543,067	—	—	543,076	543,076
Bank-owned life insurance	13,554	13,554	—	—	13,554
Accrued interest receivable	1,581	1,581	—	—	1,581
Mortgage servicing rights	281	—	—	281	281
Financial liabilities
Deposits	$606,498	$490,007	$—	$114,434	$604,441
Short-term borrowings	37,415	37,415	—	—	37,415
Other borrowings	8,525	—	—	8,251	8,251
Accrued interest payable	88	88	—	—	88

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

The Company also has unrecognized financial instruments at March 31, 2019 and December 31, 2018. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $174.1 million at March 31, 2019 and $173.3 million at December 31, 2018. Such amounts are also considered to be the fair values.

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

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three month period ended March 31, 2019 and 2018:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three months ended March 31, 2019
Balance as of December 31, 2018	$(1,786)	$374	$(1,412)
Unrealized holding gain (loss) on available-for-sale securities arising during the period	749	(157)	592
Amortization of held-to-maturity discount resulting from transfer	15	(3)	12

Total other comprehensive income (loss)	764	(160)	604

Balance as of March 31, 2019	$(1,022)	$214	$(808)

Three months ended March 31, 2018
Balance as of December 31, 2017	$(839)	$176	$(663)
Unrealized holding gain (loss) on available-for-sale securities arising during the period	(1,385)	291	(1,094)
Amortization of held-to-maturity discount resulting from transfer	22	(5)	17

Total other comprehensive income (loss)	(1,363)	286	(1,077)

Reclassify equity AOCI gain to retained earnings	37	(8)	29

Balance as of March 31, 2018	$(2,165)	$454	$(1,711)

NOTE 8 – LEASES

Operating leases in which the Company is the lessee are recorded as operating lease Right of Use (“ROU”) assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the consolidated balance sheets. The Company does not currently have any finance leases. Operating lease ROU assets represent the right to use an underlying asset during the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. The Company elected to adopt the transition method, which uses a modified retrospective transition approach. ROU assets and operating lease liabilities are recognized as of the date of adoption based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the date of initial application.

Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy and equipment expense in the consolidated statements of income and other comprehensive income. The leases relate to bank branches with remaining lease terms of generally 7 to 8 years. Certain lease arrangements contain extension options which are typically 5 years at the then fair market rental rates. As these extension options are generally considered reasonably certain of exercise, they are included in the lease term.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – LEASES (CONTINUED)

As of March 31, 2019, operating lease ROU assets were $464 thousand and lease liabilities were $429 thousand. At March 31, 2019, CSB recognized $18 thousand in operating lease cost.

The following table summarizes other information related to our operating leases:

March 31, 2019
Weighted-average remaining lease term - operating leases in years	7.5
Weighted-average discount rate - operating leases	3.77%

The following table presents aggregate lease maturities and obligations as of March 31, 2019:

(Dollars in thousands)
March 31, 2019
2019	$27
2020	63
2021	71
2022	71
2023	71
2024 and thereafter	195

Total lease payments	498

Less: interest	69

Present value of lease liabilities	$429

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at March 31, 2019 as compared to December 31, 2018, and the consolidated results of operations for the three month periods ended March 31, 2019 compared to the same period in 2018. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $735 million at March 31, 2019 as compared to $732 million at December 31, 2018. During the three month period ended March 31, 2019, net loans decreased $1 million. Cash and cash equivalents, and securities decreased $1 million. On the liability side, deposits and repurchase agreements decreased by $247 thousand.

Net loans decreased $1 million, or less than 1%, during the three months ended March, 31, 2019 as business lines of credits decreased on the improved cash flow of businesses within the bank’s markets. Commercial loans decreased $2 million, or 1%, while construction and land development loans decreased $10 million, contributing to the increase in commercial real estate loans by $9 million as construction loans moved to permanent financing. Residential real estate loans increased $3 million, or 2%, and consumer loans decreased $319 thousand, or 2%, from December 31, 2018. Home purchase activity has increased and, to a lesser extent, consumers continued to refinance their mortgage loans for historically low long-term fixed rates. Residential mortgage loan originations for the three months ended March 31, 2019 totaled $13 million, an increase from $12 million in originations during the three months ended March 31, 2018. Originations sold into the secondary market were $2.6 million and $2.2 million, respectively during the three month periods ended March 31, 2019 and March 31, 2018. The Bank originates and sells primarily fixed-rate thirty year mortgages into the secondary market.

The allowance for loan losses as a percentage of total loans was 1.15% at March 31, 2019 as compared to 1.08% at December 31, 2018. Outstanding loan balances decreased less than 1% to $548 million at March 31, 2019. The allowance for loan losses increased to $6.3 million at March 31, 2019 following a provision of $285 thousand and net loan recoveries of $95 thousand for the current quarter.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Nonaccrual loans decreased during the first three months of 2019. For the three months ending March 31, 2019 loans totaling $318 thousand were placed on nonaccrual status, there were $32 thousand in charge-downs recognized, and pay downs of $327 thousand were received.

(Dollars in thousands)	March 31, 2019		December 31, 2018		March 31, 2018
Non-performing loans	$3,188		$3,329		$4,602
Other real estate	99		99		20
Repossessed assets	15		—		—
Allowance for loan losses	6,287		5,907		5,633
Total loans	548,220		548,974		530,395
Allowance: Loans	1.15%		1.08%		1.06%
Allowance: Non-performing loans	2.0	x	1.8	x	1.2	x

The ratio of gross loans to deposits was 90.3% at March 31, 2019, compared to 90.5% at December 31, 2018.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $1 million within the available-for-sale and held-to-maturity portfolios as of March 31, 2019, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all security impairments on March 31, 2019, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits increased $844 thousand, or less than 1%, from December 31, 2018 with noninterest bearing deposits decreasing approximately $8 million and interest-bearing deposit accounts increasing approximately $9 million. Total deposits as of March 31, 2019 are $31 million greater than March 31, 2018 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits of $11 million, interest-bearing demand deposits of $5 million, money market accounts of $5 million, savings of $5 million, and time deposits of $5 million.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $1 million to $36 million at March 31, 2019 as compared to December 31, 2018 and other borrowings decreased $152 thousand as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $79 million, or 10.7%, of total assets at March 31, 2019 up slightly from December 31, 2018. The increase in shareholders’ equity during the three months ending March 31, 2019 was due to net income of $2.5 million and an increase in accumulated other comprehensive income of $604 thousand offset by dividends declared of $713 thousand. The Company and the Bank met all regulatory capital requirements at March 31, 2019.

RESULTS OF OPERATIONS

Three months ended March 31, 2019 and 2018

For the quarters ended March 31, 2019 and 2018, the Company recorded net income of $2.5 million and $2.2 million and $.93 and $.79 per share, respectively. The $376 thousand increase in net income for the quarter was primarily the result of a $622 thousand increase in net interest income, an increase of $79 thousand in other noninterest income, and a decrease in the provision for loan losses of $ 39 thousand. The increases were partially offset by an increase of $254 thousand in other noninterest expenses and an increase in the federal income tax provision of $110 thousand.

Return on average assets and return on average equity were 1.41% and 13.20%, respectively, for the three month period of 2019, compared to 1.25% and 12.33%, respectively for the same quarter in 2018.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended March 31,
	2019		2018
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Interest-earning deposits in other banks	$26,442	2.64%	$8,564	2.06%
Federal funds sold	400	2.53	395	1.64
Taxable securities	87,058	2.73	95,741	2.55
Tax-exempt securities	23,132	2.98	28,757	2.88
Loans	550,483	5.21	527,315	4.72

Total earning assets	687,515	4.72%	660,772	4.29%
Other assets	42,666		39,622

TOTAL ASSETS	$730,181		$700,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$118,844	0.39%	$116,432	0.22%
Savings deposits	188,255	0.56	179,720	0.27
Time deposits	118,961	1.55	112,386	0.99
Other borrowed funds	45,403	1.18	52,826	0.81

Total interest bearing liabilities	471,463	0.82%	461,364	0.49%
Non-interest bearing demand deposits	177,779		165,317
Other liabilities	2,901		2,540
Shareholders’ Equity	78,038		71,173

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$730,181		$700,394

Taxable equivalent net interest spread		3.90%		3.80%
Taxable equivalent net interest margin		4.16%		3.95%

Interest income for the quarter ended March 31, 2019, was $8 million representing a $1 million increase, or a 15% improvement, compared to the same period in 2018. This increase was primarily due to the increase in average loan rates, as well as loan volume increasing $23 million for the quarter ended March 31, 2019 as compared to the first quarter 2018. Interest expense for the quarter ended March 31, 2019 was $957 thousand, an increase of $397 thousand, or 71%, from the same period in 2018. The increase in interest expense occurred primarily due to an increase in rate on all interest-bearing liabilities for the quarter ended March 31, 2019.

For the quarter ended March 31, 2019, the provision for loan losses was $285 thousand, compared to a provision of $324 thousand provision for the same quarter in 2018. For more discussion see Financial Condition. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended March 31, 2019, was $1.2 million, an increase of $79 thousand, or 7%, compared to the same quarter in 2018. Service charges on deposit accounts increased $8 thousand, or 3%, compared to the same quarter in 2018 primarily from increases in overdraft fees. Debit card interchange income increased $34 thousand, or 11%, with increased card usage in the first quarter of 2019. Fees from trust and brokerage services increased $5 thousand to $224 thousand for the first quarter 2019 as compared to the same quarter in 2018. The gain on the sale of mortgage loans to the secondary market increased $2 thousand to $79 thousand for the quarter ended March 31, 2019.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Noninterest expenses for the quarter ended March 31, 2019 increased $254 thousand, or 6%, compared to the first quarter of 2018. Salaries and employee benefits increased $205 thousand, or 8%, a result of increases in employees, base salary, and other benefits. Marketing and public relations expense declined $3 thousand, or 3%, following a period of increase in brand recognition initiatives and increased community support in the company’s market. Debit card expenses increased $11 thousand, or 9%, compared to the first quarter 2018. Occupancy expense declined $15 thousand over the first quarter of 2018 with a decrease in depreciation expense. Professional and director fees increased $28 thousand for the quarter ended March 31, 2019 as compared to the first quarter 2018.

Federal income tax expense increased $110 thousand, or 22%, for the quarter ended March 31, 2019 as compared to the first quarter of 2018. The provision for income taxes was $619 thousand (effective rate of 20%) for the quarter ended March 31, 2019, compared to $509 thousand (effective rate of 19%) for the same quarter ended 2018.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 10.2% at March 31, 2019 compared with 9.9% at December 31, 2018.

Effective January 1, 2015 the Federal Reserve adopted final rules implementing Basel III and regulatory capital changes required by the Dodd-Frank Act. The rules apply to both the Company and the Bank. The rules established minimum risk-based and leverage capital requirements for all banking organizations. Effective with the March 31, 2015 Call Report the Bank selected the opt-out election for accumulated other comprehensive income (“AOCI”). This election neutralizes the effects of unrealized gains and losses from available-for-sale securities and other elements of the AOCI account for regulatory capital purposes.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019 the Company and the Bank met all capital adequacy requirements to which they were subject.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Capital Ratios
	March 31, 2019	December 31, 2018
Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	13.8%	13.4%
Bank	13.6%	13.2%
Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	13.8%	13.4%
Bank	13.6%	13.2%
Total Capital To Risk Weighted Assets Ratio
Consolidated	15.0%	14.5%
Bank	14.8%	14.3%
Tier 1 Leverage Ratio
Consolidated	10.3%	10.1%
Bank	10.2%	9.9%

LIQUIDITY

(Dollars in millions)	March 31, 2019	December 31, 2018	Change
Cash and cash equivalents	$44	$46	$(2)
Unused lines of credit	93	89	4
Unpledged AFS securities at fair market value	46	39	7

	$183	$174	$9

Net deposits and short-term liabilities	$603	$599	$4

Liquidity ratio	30.4%	29.1%	1.3
Minimum board approved liquidity ratio	20.0%	20.0%	—

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

The liquidity ratio was 30.4% and 29.1% at March 31, 2019 and December 31, 2018.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2019, from the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. Minor variances with net interest income exceeding the board approved policy are being projected in the March 2019 dynamic balance sheet simulation coupled with immediate rate shocks. All other balance sheet positions and interest rate projections are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -200 through +400 basis point changes, in 100 basis point increments, in market interest rates at March 31, 2019 and -200 through +400 basis point changes at December 31, 2018. The net interest income reflected is for the first twelve month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

March 31, 2019
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$29,769	$1,028	3.6%	+/-25%
+300	29,555	814	2.8	+/-15
+200	29,313	572	2.0	+/-10
+100	29,028	287	1.0	+/-5
0	28,741	—	—	—
-100	28,377	(364)	(1.3)	+/-5
-200	27,504	(1,237)	(4.3)	+/-10

December 31, 2018
+400	$30,114	$931	3.2%	+/-25%
+300	29,922	739	2.5	+/-15
+200	29,701	518	1.8	+/-10
+100	29,436	253	0.9	+/-5
0	29,183	—	—	—
-100	28,831	(352)	(1.2)	+/-5
-200	27,880	(1,303)	(4.5)	+/-10

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

CSB BANCORP, INC.

FORM 10-Q

Quarter ended March  31, 2019

PART II – OTHER INFORMATION

ITEM 1-	LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A-	RISK FACTORS.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. No repurchases were made during the quarterly period ended March 31, 2019.

ITEM 3-	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4-	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5-	OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended March 31, 2019

PART II – OTHER INFORMATION

ITEM 6-	Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB)(P).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: May 9, 2019	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: May 9, 2019	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer