Form 10-Q
period 2019-06-30
CSB BANCORP INC /OH
filed 2019-08-08
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at August 1, 2019, 2,742,350 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED June  30, 2019

Part I – Financial Information

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2019	2018
ASSETS
Cash and cash equivalents
Cash and due from banks	$15,214	$23,214
Interest-earning deposits in other banks	42,063	22,350

Total cash and cash equivalents	57,277	45,564

Securities
Available-for-sale, at fair value	86,297	85,528
Held-to-maturity (fair value 2019-$19,696; 2018-$20,118)	19,657	20,688
Equity Securities	87	83
Restricted stock, at cost	4,614	4,614

Total securities	110,655	110,913

Loans held for sale	409	108
Loans	550,612	548,974
Less allowance for loan losses	6,537	5,907

Net loans	544,075	543,067

Premises and equipment, net	11,638	9,961
Core deposit intangible	135	167
Goodwill	4,728	4,728
Bank-owned life insurance	16,760	13,554
Accrued interest receivable and other assets	4,575	3,660

TOTAL ASSETS	$750,252	$731,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$180,766	$185,871
Interest-bearing	442,562	420,627

Total deposits	623,328	606,498

Short-term borrowings	35,474	37,415
Other borrowings	6,576	8,525
Accrued interest payable and other liabilities	3,416	2,748

Total liabilities	668,794	655,186

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,742,350 shares 2019 and 2,742,242 shares 2018	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	57,988	54,288
Treasury stock at cost: 238,252 shares 2019, 238,360 shares 2018	(4,780)	(4,784)
Accumulated other comprehensive loss	(194)	(1,412)

Total shareholders’ equity	81,458	76,536

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$750,252	$731,722

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,185	$6,515	$14,257	$12,654
Taxable securities	584	594	1,171	1,197
Nontaxable securities	134	152	268	313
Other	218	83	393	129

Total interest and dividend income	8,121	7,344	16,089	14,293

INTEREST EXPENSE
Deposits	921	560	1,746	1,014
Short-term borrowings	93	84	186	138
Other borrowings	36	48	75	100

Total interest expense	1,050	692	2,007	1,252

NET INTEREST INCOME	7,071	6,652	14,082	13,041
PROVISION FOR LOAN LOSSES	285	324	570	648

Net interest income, after provision for loan losses	6,786	6,328	13,512	12,393

NONINTEREST INCOME
Service charges on deposit accounts	313	300	605	584
Trust services	212	217	436	436
Debit card interchange fees	369	323	716	636
Gain on sale of loans, net	76	60	155	137
Earnings on bank owned life insurance	122	85	205	166
Unrealized gain (loss) on equity securities	(2)	—	4	4
Other income	223	183	416	350

Total noninterest income	1,313	1,168	2,537	2,313

NONINTEREST EXPENSES
Salaries and employee benefits	2,915	2,718	5,757	5,355
Occupancy expense	205	214	409	434
Equipment expense	143	160	280	316
Professional and director fees	308	239	647	551
Financial institutions and franchise tax expense	153	142	306	284
Marketing and public relations	139	119	256	239
Software expense	232	221	450	434
Debit card expense	132	126	259	242
Amortization of intangible assets	16	25	32	50
FDIC insurance expense	48	72	98	147
Other expenses	609	583	1,197	1,104

Total noninterest expenses	4,900	4,619	9,691	9,156

Income before income taxes	3,199	2,877	6,358	5,550
FEDERAL INCOME TAX PROVISION	613	553	1,232	1,062

NET INCOME	$2,586	$2,324	$5,126	$4,488

Basic and diluted net earnings per share	$0.94	$0.85	$1.87	$1.64

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income	$2,586	$2,324	$5,126	$4,488

Other comprehensive income (loss)
Unrealized gains (losses) arising during the period	762	(156)	1,511	(1,467)
Amounts reclassified from accumulated other comprehensive income, held-to-maturity	15	20	30	41
Income tax effect	(163)	29	(323)	300

Other comprehensive income (loss)	614	(107)	1,218	(1,126)

Total comprehensive income	$3,200	$2,217	$6,344	$3,362

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Three Months Ended June 30, 2019
Balance, beginning of period	$18,629	$9,815	$56,115	$(4,784)	$(808)	$78,967
Net income	—	—	2,586	—	—	2,586
Other comprehensive income	—	—	—	—	614	614
Issuance of 108 treasury shares	—	—	—	4	—	4
Cash dividends declared, $0.26 per share	—	—	(713)	—	—	(713)

Balance, end of period	$18,629	$9,815	$57,988	$(4,780)	$(194)	$81,458

Six Months Ended June 30, 2019
Balance, beginning of period	$18,629	$9,815	$54,288	$(4,784)	$(1,412)	$76,536
Net income	—	—	5,126	—	—	5,126
Other comprehensive income	—	—	—	—	1,218	1,218
Issuance of 108 treasury shares	—	—	—	4	—	4
Cash dividends declared, $0.52 per share	—	—	(1,426)	—	—	(1,426)

Balance, end of period	$18,629	$9,815	$57,988	$(4,780)	$(194)	$81,458

Three Months Ended June 30, 2018
Balance, beginning of period	$18,629	$9,815	$49,070	$(4,784)	$(1,711)	$71,019
Net income	—	—	2,324	—	—	2,324
Other comprehensive loss	—	—	—	—	(107)	(107)
Cash dividends declared, $0.24 per share	—	—	(658)	—	—	(658)

Balance, end of period	$18,629	$9,815	$50,736	$(4,784)	$(1,818)	$72,578

Six Months Ended June 30, 2018
Balance, beginning of period	$18,629	$9,815	$47,535	$(4,784)	$(663)	$70,532
Net income	—	—	4,488	—	—	4,488
Other comprehensive loss	—	—	—	—	(1,126)	(1,126)
Cumulative effect adjustment equity securities, related to ASU 2016-01	—	—	29	—	(29)	—
Cash dividends declared, $0.48 per share	—	—	(1,316)	—	—	(1,316)

Balance, end of period	$18,629	$9,815	$50,736	$(4,784)	$(1,818)	$72,578

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2019	2018
NET CASH FROM OPERATING ACTIVITIES	$4,500	$4,023
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	6,268	6,151
Proceeds from repayments, held-to-maturity	1,045	5,956
Purchases, available-for-sale	(5,705)	(992)
Purchases, held-to-maturity	—	(2,029)
Loan originations, net of repayments	(1,587)	(18,938)
Property, equipment, and software acquisitions	(2,039)	(639)
Purchase of bank-owned life insurance	(3,000)	—
Proceeds from sale of other real estate	—	30

Net cash used in investing activities	(5,018)	(10,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	16,830	11,814
Net change in short-term borrowings	(1,941)	4,675
Repayment of other borrowings	(1,949)	(2,582)
Cash dividends paid	(713)	(658)
Issuance of treasury stock	4	—

Net cash provided by financing activities	12,231	13,249

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,713	6,811
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,564	36,420

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,277	$43,231

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,969	$1,276
Income taxes	1,475	1,110
Noncash financing activities:
Dividends declared	713	658
Lease adoption:
Right of use lease asset	477	—
Lease liability	469	—

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2019, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2018, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the period ended June 30, 2019 are not necessarily indicative of the operating results for the full year or any future interim period.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2016-13—Financial Instruments—Credit Losses. This Update and all subsequent ASU’s that modify Topic 326, require financial assets be presented at the net amount expected to be collected (i.e. net of expected credit losses), eliminating the probable recognition threshold for credit losses on financial assets measured at amortized cost. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Update is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. We expect the Update will result in an increase in the allowance for credit losses for the estimated life of the financial asset, including an estimate for debt securities. The amount of any increase will be impacted by the portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time. A cumulative-effect adjustment to retained earnings is required as of the beginning of the year of adoption. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. During July 2019, the Financial Accounting Standards Board (FASB)

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

unanimously voted for a proposal to delay this Update to January, 2023 for smaller reporting companies. While there is a thirty day comment period starting in August, the proposed delay is widely expected to be adopted.

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

ASU 2019-01—Leases (Topic 842): Codification Improvements. This Update addresses issues lessors sometimes encounter. Specifically addressed in this Update were issues related to 1) determining the fair value of the underlying asset by the lessor that are not manufacturers or dealers (generally financial institutions and captive finance companies, and 2) lessors that are depository and lending institutions should classify principal and payments received under sales-type and direct financing leases within investing activities in the cash flow statement. The ASU also exempts both lessees and lessors from having to provide the interim disclosures required by ASC 250-10-50-3 in the fiscal year in which a company adopts the new leases standard. The amendments addressing the two lessor accounting issues are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2019
Available-for-sale
U.S. Treasury security	$990	$—	$2	$988
U.S. Government agencies	7,350	—	32	7,318
Mortgage-backed securities of government agencies	46,233	181	191	46,223
Asset-backed securities of government agencies	987	—	12	975
State and political subdivisions	23,131	303	5	23,429
Corporate bonds	7,626	19	281	7,364

Total available-for-sale	86,317	503	523	86,297

Held-to-maturity
U.S. Government agencies	9,484	14	41	9,457
Mortgage-backed securities of government agencies	10,173	142	76	10,239

Total held-to-maturity	19,657	156	117	19,696
Equity securities	53	34	—	87
Restricted stock	4,614	—	—	4,614

Total securities	$110,641	$693	$640	$110,694

December 31, 2018
Available-for-sale
U.S. Treasury security	$997	$—	$1	$996
U.S. Government agencies	7,350	—	180	7,170
Mortgage-backed securities of government agencies	45,744	41	884	44,901
Asset-backed securities of government agencies	1,040	—	16	1,024
State and political subdivisions	23,282	49	206	23,125
Corporate bonds	8,646	—	334	8,312

Total available-for-sale	87,059	90	1,621	85,528
Held-to-maturity
U.S. Government agencies	9,482	6	390	9,098
Mortgage-backed securities of government agencies	11,206	28	214	11,020

Total held-to-maturity	20,688	34	604	20,118
Equity securities	53	30	—	83
Restricted stock	4,614	—	—	4,614

Total securities	$112,414	$154	$2,225	$110,343

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at June 30, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$2,994	$2,995
Due after one through five years	17,214	17,254
Due after five through ten years	24,676	24,753
Due after ten years	41,433	41,295

Total debt securities available-for-sale	$86,317	$86,297

Held-to-maturity
Due after one through five years	$3,485	$3,473
Due after ten years	16,172	16,223

Total debt securities held-to-maturity	$19,657	$19,696

Securities with a fair value of approximately $77.3 million and $83.4 million were pledged at June 30, 2019 and December 31, 2018, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $4.1 million at June 30, 2019 and December 31, 2018. Federal Reserve Bank stock was $471 thousand at June 30, 2019 and December 31, 2018.

There were no proceeds from sales of securities for the three or six month periods ending June 30, 2019 and 2018.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2019
Available-for-sale
U.S. Treasury security	$2	$988	$—	$—	$2	$988
U.S. Government agencies	—	—	32	7,318	32	7,318
Mortgage-backed securities of government agencies	38	4,370	153	15,488	191	19,858
Asset-backed securities of government agencies	—	—	12	975	12	975
State and political subdivisions	—	—	5	1,292	5	1,292
Corporate bonds	—	—	281	3,693	281	3,693
Held-to-maturity
U.S. Government agencies	—	—	41	6,958	41	6,958
Mortgage-backed securities of government agencies	17	446	59	3,034	76	3,480

Total temporarily impaired securities	$57	$5,804	$583	$38,758	$640	$44,562

December 31, 2018
Available-for-sale
U.S. Treasury security	$1	$996	$—	$—	$1	$996
U.S. Government agencies	—	—	180	7,170	180	7,170
Mortgage-backed securities of government agencies	33	4,206	851	35,188	884	39,394
Asset-backed securities of government agencies	16	1,024	—	—	16	1,024
State and political subdivisions	9	3,326	197	8,626	206	11,952
Corporate bonds	131	5,014	203	3,298	334	8,312
Held-to-maturity
U.S. Government agencies	—	—	390	8,609	390	8,609
Mortgage-backed securities of government agencies	72	3,404	142	3,360	214	6,764

Total temporarily impaired securities	$262	$17,970	$1,963	$66,251	$2,225	$84,221

There were 42 securities in an unrealized loss position at June 30, 2019, 36 of which were in a continuous loss position for twelve months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at June 30, 2019.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Commercial	$140,411	$146,875
Commercial real estate	202,661	183,605
Residential real estate	174,635	167,296
Construction & land development	12,460	31,227
Consumer	19,899	19,402

Total loans before deferred costs	550,066	548,405
Deferred loan costs	546	569

Total Loans	$550,612	$548,974

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

Loans serviced for others approximated $94.9 million and $92.3 million at June 30, 2019 and December 31, 2018, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans. As of June 30, 2019 and December 31, 2018, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For 2019, the provision for loan losses related to commercial loans reflected an additional allocation for loans within the hardwood industry that are affected by trade tariffs, which was offset by a first quarter recovery related to one loan relationship. The provision for commercial real estate was increased to recognize loan volume increases as loans transferred from construction to permanent financing. The increase in the provision for consumer loans, was primarily due to increasing charge-offs partially offset by lower delinquencies.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended June 30, 2019
Beginning balance	$1,997	$1,808	$1,222	$170	$325	$765	$6,287
Provision for loan losses	277	138	5	(66)	46	(115)	285
Charge-offs	(11)	—	—	—	(43)		(54)
Recoveries	4	—	2	—	13		19

Net charge-offs	(7)	—	2	—	(30)		(35)

Ending balance	$2,267	$1,946	$1,229	$104	$341	$650	$6,537

Six months ended June 30, 2019
Beginning balance	$2,178	$1,791	$1,245	$258	$306	$129	$5,907
Provision for loan losses	(62)	155	(19)	(154)	129	521	570
Charge-offs	(16)	0	0	0	(108)		(124)
Recoveries	167	0	3	0	14		184

Net recoveries	151	0	3	0	(94)		60

Ending balance	$2,267	$1,946	$1,229	$104	$341	$650	$6,537

Three months ended June 30, 2018
Beginning balance	$1,884	$1,699	$1,196	$244	$188	$422	$5,633
Provision for loan losses	(31)	(87)	39	35	107	261	324
Charge-offs	(9)	—	—	—	(36)		(45)
Recoveries	5	—	1	—	—		6

Net charge-offs	(4)	0	1	—	(36)		(39)

Ending balance	$1,849	$1,612	$1,236	$279	$259	$683	$5,918

Six months ended June 30, 2018
Beginning balance	$1,813	$1,735	$1,273	$237	$175	$371	$5,604
Provision for loan losses	226	(61)	(1)	42	130	312	648
Charge-offs	(203)	(62)	(37)	—	(46)		(348)
Recoveries	13	—	1	—	—		14

Net charge-offs	(190)	(62)	(36)	—	(46)		(334)

Ending balance	$1,849	$1,612	$1,236	$279	$259	$683	$5,918

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class, based on the impairment method as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
June 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$16	$16	$1	$—	$—	$—	$33
Collectively evaluated for impairment	2,251	1,930	1,228	104	341	650	6,504

Total ending allowance balance	$2,267	$1,946	$1,229	$104	$341	$650	$6,537

Loans:
Loans individually evaluated for impairment	$2,547	$2,597	$880	$—	$15		$6,039
Loans collectively evaluated for impairment	137,864	200,064	173,755	12,460	19,884		544,027

Total ending loans balance	$140,411	$202,661	$174,635	$12,460	$19,899		$550,066

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$36	$64	$1	$—	$—	$—	$101
Collectively evaluated for impairment	2,142	1,727	1,244	258	306	129	5,806

Total ending allowance balance	$2,178	$1,791	$1,245	$258	$306	$129	$5,907

Loans:
Loans individually evaluated for impairment	$419	$2,403	$1,030	$—	$—		$3,852
Loans collectively evaluated for impairment	146,456	181,202	166,266	31,227	19,402		544,553

Total ending loans balance	$146,875	$183,605	$167,296	$31,227	$19,402		$548,405

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total recorded investment[1]	Related Allowance
June 30, 2019
Commercial	$2,944	$2,533	$16	$2,549	$16
Commercial real estate	2,850	2,463	143	2,606	16
Residential real estate	1,045	618	264	882	1
Consumer	15	15	—	15	—

Total impaired loans	$6,854	$5,629	$423	$6,052	$33

December 31, 2018
Commercial	$815	$383	$36	$419	$36
Commercial real estate	2,616	1,976	433	2,409	64
Residential real estate	1,190	763	269	1,032	1

Total impaired loans	$4,621	$3,122	$738	$3,860	$101

[1] includes principal, accrued interest, unearned fees, and origination costs

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three months		Six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Average recorded investment:
Commercial	$1,582	$1,190	$1,228	$1,491
Commercial real estate	2,152	2,700	2,233	3,595
Residential real estate	943	1,131	986	1,287
Consumer	15	—	9	—

Average recorded investment in impaired loans	$4,692	$5,021	$4,447	$6,373

Interest income recognized:
Commercial	$28	$10	$37	$21
Commercial real estate	3	4	6	8
Residential real estate	12	12	23	26
Consumer	—	—	—	—

Interest income recognized on a cash basis on impaired loans	$43	$26	$66	$55

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the aging of past due loans and nonaccrual loans as of June 30, 2019 and December 31, 2018 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
June 30, 2019
Commercial	$138,892	$26	$56	$71	$1,366	$1,519	$140,411
Commercial real estate	200,149	169	—	—	2,343	2,512	202,661
Residential real estate	173,262	703	—	113	557	1,373	174,635
Construction & land development	12,460	—	—	—	—	—	12,460
Consumer	19,601	226	25	7	40	298	19,899

Total Loans	$544,364	$1,124	$81	$191	$4,306	$5,702	$550,066

December 31, 2018
Commercial	$146,431	$253	$34	$—	$157	$444	$146,875
Commercial real estate	181,388	86	—	—	2,131	2,217	183,605
Residential real estate	165,837	265	213	174	807	1,459	167,296
Construction & land development	31,169	58	—	—	—	58	31,227
Consumer	18,965	291	86	—	60	437	19,402

Total Loans	$543,790	$953	$333	$174	$3,155	$4,615	$548,405

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed. Loans whose terms have been modified as TDR’s totaled $2.4 million as of June 30, 2019, and $1.5 million as of December 31, 2018, with $17 thousand of specific reserves allocated to those loans at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, $2.2 million of the loans classified as TDR’s were performing in accordance with their modified terms. Of the remaining $266 thousand, all were in nonaccrual of interest status.

Other real estate owned amounted to one property at $99 thousand at June 30, 2019 and December 31, 2018, respectively. There were no consumer mortgage loans in the process of foreclosure at June 30, 2019 and $57 thousand at December 31, 2018. There were no other repossessed assets at June 30, 2019 and December 31, 2018.

(Dollars in thousands)	Number of loans restructured	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
For the six months ended June 30, 2019
Commercial	1	$17	$17

Total Restructured Loans	1	$17	$17

For the three months ended June 30, 2018
Commercial	1	$200	$200

Total Restructured Loans	1	$200	$200

For the six months ended June 30, 2018
Commercial Real Estate	1	$200	$200

Total Restructured Loans	1	$200	$200

The loans restructured were modified by changing the monthly payment to interest only and extending the maturity dates. There were no new TDR’s for the three month period ended June 30, 2019.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $300 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class is as follows as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
June 30, 2019
Commercial	$115,162	$10,323	$14,000	$—	$926	$140,411
Commercial real estate	183,259	7,234	11,682	—	486	202,661
Residential real estate	188	—	68	—	174,379	174,635
Construction & land development	9,843	—	115	—	2,502	12,460
Consumer	—	—	50	—	19,849	19,899

Total	$308,452	$17,557	$25,915	$—	$198,142	$550,066

December 31, 2018
Commercial	$125,840	$5,383	$14,775	$—	$877	$146,875
Commercial real estate	163,261	5,582	13,578	—	1,184	183,605
Residential real estate	194	—	637	—	166,465	167,296
Construction & land development	27,540	—	—	—	3,687	31,227
Consumer	—	—	60	—	19,342	19,402

Total	$316,835	$10,965	$29,050	$—	$191,555	$548,405

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents loans that are not rated by class of loans as of June 30, 2019 and December 31, 2019. Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non-Performing	Total
June 30, 2019
Commercial	$926	$—	$926
Commercial real estate	486	—	486
Residential real estate	173,772	607	174,379
Construction & land development	2,502	—	2,502
Consumer	19,849	—	19,849

Total	$197,535	$607	$198,142

December 31, 2018
Commercial	$877	$—	$877
Commercial real estate	1,184	—	1,184
Residential real estate	166,122	343	166,465
Construction & land development	3,687	—	3,687
Consumer	19,342	—	19,342

Total	$191,212	$343	$191,555

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
(Dollars in thousands)	June 30, 2019	December 31, 2018
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$35,652	$37,574
Repurchase agreements	35,474	37,415

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of June 30, 2019 and December 31, 2018 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes.

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2019
Assets:
Securities available-for-sale
U.S. Treasury security	$988	$—	$—	$988
U.S. Government agencies	—	7,318	—	7,318
Mortgage-backed securities of government agencies	—	46,223	—	46,223
Asset-backed securities of government agencies	—	975	—	975
State and political subdivisions	—	23,429	—	23,429
Corporate bonds	—	7,364	—	7,364

Total available-for-sale securities	$988	$85,309	$—	$86,297
Equity securities	$41	$—	$46	$87
December 31, 2018
Assets:
Securities available-for-sale
U.S. Treasury security	$996	$—	$—	$996
U.S. Government agencies	—	7,170	—	7,170
Mortgage-backed securities of government agencies	—	44,901	—	44,901
Asset-backed securities of government agencies	—	1,024	—	1,024
State and political subdivisions	—	23,125	—	23,125
Corporate bonds	—	8,312	—	8,312

Total available-for-sale securities	$996	$84,532	$—	$85,528
Equity securities	$37	$—	$46	$83

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of June 30, 2019 and December 31, 2018, by level within the fair value hierarchy. Impaired loans are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- FAIR VALUE MEASUREMENTS (CONTINUED)

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2019
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$389	$389
Other real estate owned	—	—	99	99
December 31, 2018
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$636	$636
Other real estate owned	—	—	99	99

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
(Dollars in thousands)	Estimate	Techniques	Input	(Weighted Average)
June 30, 2019
Impaired loans	$389	Discounted cash flow	Remaining term Discount rate	8.5 mos to 26 yrs / ( 15 yrs) 5.1% to 7.5% / (5.7%)
Other real estate owned	99	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	-33% -10%
December 31, 2018
Impaired loans	$636	Discounted cash flow	Remaining term Discount rate	1.2 yrs to 26.5 yrs / (10.9 yrs) 5.1% to 7.5% / (5.88%)
Other real estate owned	99	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expense (2)	-33% -10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments as of June 30, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
June 30, 2019
Financial assets
Cash and cash equivalents	$57,277	$57,277	$—	$—	$57,277
Securities available-for-sale	86,297	988	85,309	—	86,297
Securities held-to-maturity	19,657	—	19,696	—	19,696
Equity securities	87	41	—	46	87
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	409	409	—	—	409
Net loans	544,075	—	—	554,080	554,080
Bank-owned life insurance	16,760	16,760	—	—	16,760
Accrued interest receivable	1,671	1,671	—	—	1,671
Mortgage servicing rights	296	—	—	296	296
Financial liabilities
Deposits	$623,328	$498,967	$—	$124,093	$623,060
Short-term borrowings	35,474	35,474	—	—	35,474
Other borrowings	6,576	—	—	6,508	6,508
Accrued interest payable	125	125	—		125
December 31, 2018
Financial assets
Cash and cash equivalents	$45,564	$45,564	$—	$—	$45,564
Securities available-for-sale	85,528	996	84,532	—	85,528
Securities held-to-maturity	20,688	—	20,118	—	20,118
Equity securities	83	37	—	46	83
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	108	108	—	—	108
Net loans	543,067	—	—	543,076	543,076
Bank-owned life insurance	13,554	13,554	—	—	13,554
Accrued interest receivable	1,581	1,581	—	—	1,581
Mortgage servicing rights	281	—	—	281	281
Financial liabilities
Deposits	$606,498	$490,007	$—	$114,434	$604,441
Short-term borrowings	37,415	37,415	—	—	37,415
Other borrowings	8,525	—	—	8,251	8,251
Accrued interest payable	88	88	—	—	88

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

The Company also has unrecognized financial instruments at June 30, 2019 and December 31, 2018. These financial instruments relate to commitments to extend credit and letters of credit. The aggregated contract amount of such financial instruments was approximately $190 million at June 30, 2019 and $173.3 million at December 31, 2018. Such amounts are also considered to be the fair values.

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

NOTE 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and six month period ended June 30, 2019 and 2018:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three months ended June 30, 2019
Balance as of March 31, 2019	$(1,022)	$214	$(808)
Unrealized holding gain on available-for-sale securities arising during the period	762	(160)	602
Amortization of held-to-maturity discount resulting from transfer	15	(3)	12

Total other comprehensive income	777	(163)	614

Balance as of June 30, 2019	$(245)	$51	$(194)

Six months ended June 30, 2019
Balance as of December 31, 2018	$(1,786)	$374	$(1,412)
Unrealized holding gain on available-for-sale securities arising during the period	1,511	(317)	1,194
Amortization of held-to-maturity discount resulting from transfer	30	(6)	24

Total other comprehensive income	1,541	(323)	1,218

Balance as of June 30, 2019	$(245)	$51	$(194)

Three months ended June 30, 2018
Balance as of March 31, 2018	$(2,165)	$454	$(1,711)
Unrealized holding loss on available-for-sale securities arising during the period	(156)	33	(123)
Amortization of held-to-maturity discount resulting from transfer	20	(4)	16

Total other comprehensive loss	(136)	29	(107)

Balance as of June 30, 2018	$(2,301)	$483	$(1,818)

Six months ended June 30, 2018
Balance as of December 31, 2017	$(839)	$176	$(663)
Unrealized holding loss on available-for-sale securities arising during the period	(1,467)	309	(1,158)
Reclassify equity AOCI gain to retained earnings	(36)	7	(29)
Amortization of held-to-maturity discount resulting from transfer	41	(9)	32

Total other comprehensive loss	(1,462)	307	(1,155)

Balance as of June 30, 2018	$(2,301)	$483	$(1,818)

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

As of June 30, 2019, operating lease ROU assets were $450 thousand and liabilities were $424 thousand. At June 30, 2019, CSB recognized $36 thousand in operating lease cost.

The following table summarizes other information related to our operating leases:

June 30, 2019
Weighted-average remaining lease term - operating leases in years	7.2
Weighted-average discount rate - operating leases	3.77%

The following table presents aggregate lease maturities and obligations as of June 30, 2019:

(Dollars in thousands)
June 30, 2019
2019	$18
2020	63
2021	71
2022	71
2023	71
2024 and thereafter	195

Total lease payments	489

Less: interest	65

Present value of lease liabilities	$424

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at June 30, 2019 as compared to December 31, 2018, and the consolidated results of operations for the three and six month periods ended June 30, 2019 compared to the same periods in 2018. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $750 million at June 30, 2019 as compared to $732 million at December 31, 2018. During the six month period ended June 30, 2019, net loans increased $1 million. Cash and cash equivalents, and securities increased $11 million. On the liability side, deposits and repurchase agreements increased by $15 million.

Net loans increased $1 million, or less than 1%, during the six months ended June, 30, 2019 as business lines of credits decreased on the improved cash flow of businesses within the bank’s markets. Commercial loans decreased $6 million, or 4%, while construction and land development loans decreased $19 million, contributing to the increase in commercial real estate loans by $19 million as construction loans moved to permanent financing. Residential real estate loans increased $7 million, or 4%, and consumer loans increased $497 thousand, or 3%, from December 31, 2018. Consumers continued to refinance their mortgage loans for historically low long-term fixed rates while home purchase activity has increased. Residential mortgage loan originations for the six months ended June 30, 2019 totaled $28 million, a decrease from $31 million in originations during the six month period ended June 30, 2018. Originations sold into the secondary market were $5.9 million and $4.3 million, respectively during the six month periods ended June 30, 2019 and June 30, 2018. The Bank originates and sells primarily fixed-rate thirty year mortgages into the secondary market.

The allowance for loan losses as a percentage of total loans was 1.19% at June 30, 2019 as compared to 1.08% at December 31, 2018. Outstanding loan balances increased 1% to $551 million at June 30, 2019. The allowance for loan losses increased to $6.5 million at June 30, 2019 following a provision of $570 thousand and net loan recoveries of $60 thousand for the current six months ended June 30, 2019.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonaccrual loans increased during the first six months of 2019. For the six months ending June 30, 2019 loans totaling $1.9 million were placed on nonaccrual status, there were $32 thousand in charge-downs recognized, and pay downs of $673 thousand were received.

(Dollars in thousands)	June 30, 2019		December 31, 2018		June 30, 2018
Non-performing loans	$4,497		$3,329		$4,399
Other real estate	99		99		—
Repossessed assets	—		—		—
Allowance for loan losses	6,537		5,907		5,918
Total loans	550,612		548,974		535,427
Allowance: Loans	1.19%		1.08%		1.11%
Allowance: Non-performing loans	1.5	x	1.8	x	1.3	x

The ratio of gross loans to deposits was 88.3% at June 30, 2019, compared to 90.5% at December 31, 2018.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized gains of $53 thousand within the available-for-sale and held-to-maturity portfolios as of June 30, 2019, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all embedded security impairments on June 30, 2019, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits increased $17 million, or 3%, from December 31, 2018 with noninterest bearing deposits decreasing approximately $5 million and interest-bearing deposit accounts increasing approximately $22 million. Total deposits as of June 30, 2019 are $28 million greater than June 30, 2018 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits of $2 million, interest-bearing demand deposits of $13 million, money market accounts of $2 million, savings of $3 million, and time deposits of $8 million.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $2 million to $35 million at June 30, 2019 as compared to December 31, 2018 and other borrowings decreased $1.9 million as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $81 million, or 10.9%, of total assets at June 30, 2019 up slightly from December 31, 2018. The increase in shareholders’ equity during the six months ending June 30, 2019 was due to net income of $5.1 million and an increase in accumulated other comprehensive income of $1.2 million offset by dividends declared of $1.4 million. The Company and the Bank met all regulatory capital requirements at June 30, 2019.

RESULTS OF OPERATIONS

Three months ended June 30, 2019 and 2018

For the quarters ended June 30, 2019 and 2018, the Company recorded net income of $2.6 million and $2.3 million and $.94 and $.85 per share, respectively. The $262 thousand increase in net income for the quarter was primarily the result of a $419 thousand increase in net interest income, an increase of $145 thousand in other noninterest income, and a decrease in the provision for loan losses of $39 thousand. The increases were partially offset by an increase of $281 thousand in other noninterest expenses and a $60 thousand increase in federal income tax provision.

Return on average assets and return on average equity were 1.39% and 12.91%, respectively, for the three month period of 2019, compared to 1.30% and 12.94%, respectively for the same quarter in 2018.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended June 30,
	2019		2018
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Fedeeral funds sold	$212	2.08%	$621	1.74%
Interest-earning deposits with other banks	39,772	2.19	19,960	1.61
Taxable securities	87,942	2.66	93,170	2.57
Tax-exempt securities	23,322	2.92	26,096	2.92
Loans	547,981	5.26	534,852	4.89

Total earning assets	699,229	4.68%	674,699	4.39%
Other assets	46,429		41,203

TOTAL ASSETS	$745,658		$715,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$127,211	0.46%	$118,506	0.30%
Savings deposits	186,179	0.54	181,097	0.33
Time deposits	124,001	1.69	116,824	1.11
Other borrowed funds	44,803	1.15	52,592	1.01

Total interest bearing liabilities	482,194	0.87%	469,019	0.59%
Non-interest bearing demand deposits	180,167		172,784
Other liabilities	2,959		2,060
Shareholders’ Equity	80,338		72,039

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$745,658		$715,902

Taxable equivalent net interest spread		3.81%		3.80%
Taxable equivalent net interest margin		4.08%		3.98%

Interest income for the quarter ended June 30, 2019, was $8.1 million representing a $777 thousand increase, or an 11% improvement, compared to the same period in 2018. This increase was primarily due to average loan rates increasing 37 basis points as well as a volume increase of $13 million for the quarter ended June 30, 2019 as compared to the second quarter 2018. Interest expense for the quarter ended June 30, 2019 was $1.1 million, an increase of $358 thousand, or 52%, from the same period in 2018. The increase in interest expense occurred primarily due to an increase in rate on all interest-bearing liabilities for the quarter ended June 30, 2019.

For the quarter ended June 30, 2019, the provision for loan losses was $285 thousand, compared to a provision of $324 thousand provision for the same quarter in 2018. For more discussion see Financial Condition. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended June 30, 2019, was $1.3 million, an increase of $145 thousand, or 12%, compared to the same quarter in 2018. Service charges on deposit accounts increased $13 thousand, or 4%, compared to the same quarter in 2018 primarily from a volume increase in overdraft fees. The gain on the sale of mortgage loans to the secondary market increased to $76 thousand for the quarter ended June 30, 2019 as additional loan volume was sold into the secondary market. Debit card interchange income increased $46 thousand, or 14%, with greater fees generated from usage in the second quarter of 2019. Fees from trust and brokerage services decreased $5 thousand to $212 thousand for the second quarter 2019 as compared to the same quarter in 2018. Earnings on bank owned life insurance increased $37 thousand for the second quarter 2019, see discussion in Results of Operations for the six months periods.

Noninterest expenses for the quarter ended June 30, 2019 increased $281 thousand, or 6%, compared to the second quarter of 2018. Salaries and employee benefits increased $197 thousand, or 7%, a result of increases in employees, base salary, and other benefits. Marketing and public relations expense increased

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$20 thousand, or 17%, primarily due to brand recognition initiatives and the opening of a new banking center. Debit card expenses increased $6 thousand, or 5%, compared to the second quarter 2018 with increased volume. Software expense rose $11 thousand quarter over quarter with additional investment. Occupancy expense decreased $9 thousand in 2019 over the second quarter of 2018. Professional and director fees increased $69 thousand for the quarter ended June 30, 2019 as compared to the second quarter 2018. The increase was primarily a result of increased service costs related to network improvements.

Federal income tax expense increased $60 thousand, or 11%, for the quarter ended June 30, 2019 as compared to the second quarter of 2018. The provision for income taxes was $613 thousand (effective rate of 19%) for the quarter ended June 30, 2019, compared to $553 thousand (effective rate of 19%) for the same quarter ended 2018.

RESULTS OF OPERATIONS

Six months ended June 30, 2019 and 2018

For the six months ended June 30, 2019 and 2018, the Company recorded net income of $5.1 million and $4.5 million and $1.87 and $1.64 per share, respectively. The $638 thousand increase in net income for the quarter was primarily the result of a $1 million increase in net interest income, an increase of $224 thousand in other noninterest income, and a decrease in the provision for loan losses of $78 thousand. The increases were partially offset by an increase of $535 thousand in other noninterest expenses and an increase in the federal income tax provision of $170 thousand.

Return on average assets and return on average equity were 1.40% and 13.05%, respectively, for the six month period of 2019, compared to 1.28% and 12.64%, respectively for the same quarter in 2018.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the six months ended June 30,
	2019		2018
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Federal funds sold	$305	2.38%	$508	1.98%
Interest-earning deposits in other banks	33,144	2.37	14,294	1.75
Taxable securities	87,502	2.70	94,449	2.56
Tax-exempt securities	23,228	2.95	27,419	2.90
Loans	549,225	5.24	531,107	4.81

Total earning assets	693,404	4.70%	667,777	4.34%
Other assets	44,598		40,421

TOTAL ASSETS	$738,002		$708,198

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$123,050	0.42%	$117,475	0.26%
Savings deposits	187,211	0.55	180,413	0.30
Time deposits	121,495	1.62	114,617	1.05
Other borrowed funds	45,101	1.17	52,708	0.91

Total interest bearing liabilities	476,857	0.85%	465,213	0.54%
Non-interest bearing demand deposits	178,980		169,071
Other liabilities	2,971		2,306
Shareholders’ Equity	79,194		71,608

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$738,002		$708,198

Taxable equivalent net interest spread		3.85%		3.80%
Taxable equivalent net interest margin		4.12%		3.97%

Interest income for the six months ended June 30, 2019, was $16 million representing a $1.8 million increase, or a 13% improvement, compared to the same period in 2018. This increase was primarily due to the increase in average loan rates, as well as loan volume increasing $18 million for the period ended June 30, 2019 as compared to the same period in 2018. Interest expense for the six months ended June 30, 2019 was $2.0 million, an increase of $755 thousand, or 60%, from the same period in 2018. The increase in interest expense occurred primarily due to an increase in rate on all interest-bearing liabilities for the six month period ended June 30, 2019.

For the six month period ended June 30, 2019, the provision for loan losses was $570 thousand, compared to a provision of $648 thousand provision for the same period in 2018. For more discussion see Financial Condition. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the six month period ended June 30, 2019, was $2.5 million, an increase of $224 thousand, or 10%, compared to the same period in 2018. Service charges on deposit accounts increased $21 thousand, or 4%, compared to the same period in 2018 primarily from increases in overdraft fees. Debit card interchange income increased $80 thousand, or 13%, with increased card usage in the first six months of 2019. The cash surrender value of bank owned life insurance policies increased $39 thousand for the period with the additional purchase of $3 million in policies in 2019.The gain on the sale of mortgage loans to the secondary market increased $18 thousand to $155 thousand for the six month period ended June 30, 2019. Fees from trust and brokerage services were flat for the period.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expenses for the six month period ended June 30, 2019 increased $535 thousand, or 6%, compared to the same period in 2018. Salaries and employee benefits increased $402 thousand, or 8%, a result of increases in employees, base salary, and other benefits. Marketing and public relations expense increased $17 thousand, or 7%, with increases in market, brand recognition initiatives, and community support in the company’s market. Debit card expenses increased $17 thousand, or 7%, compared to the prior period in 2018. Occupancy expense declined $25 thousand over the same period in 2018 with a decrease in depreciation and rental expense. Professional and director fees increased $96 thousand for the six month period ended June 30, 2019 as compared to the same period in 2018 with increases in service fees to improve the network.

Federal income tax expense increased $170 thousand, or 16%, for the six months ended June 30, 2019 as compared to the same period in 2018. The provision for income taxes was $1.2 million (effective rate of 19%) for the six month period ended June 30, 2019, compared to $1.1 million (effective rate of 19%) for the same period ended 2018.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 10.3% at June 30, 2019 compared with 9.9% at December 31, 2018.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. As of June 30, 2019 the Company and the Bank met all capital adequacy requirements to which they were subject.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Capital Ratios
	June 30, 2019	December 31, 2018
Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	14.0%	13.4%
Bank	13.8%	13.2%
Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	14.0%	13.4%
Bank	13.8%	13.2%
Total Capital To Risk Weighted Assets Ratio
Consolidated	15.2%	14.5%
Bank	15.0%	14.3%
Tier 1 Leverage Ratio
Consolidated	10.4%	10.1%
Bank	10.2%	9.9%

LIQUIDITY

(Dollars in millions)	June 30, 2019	December 31, 2018	Change
Cash and cash equivalents	$57	$46	$11
Unused lines of credit	97	89	8
Unpledged AFS securities at fair market value	41	39	2

	$195	$174	$21

Net deposits and short-term liabilities	$614	$599	$15

Liquidity ratio	31.8%	29.1%	2.7
Minimum board approved liquidity ratio	20.0%	20.0%	—

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

The liquidity ratio was 31.8% and 29.1% at June 30, 2019 and December 31, 2018.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2019, from the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. All balance sheet positions and interest rate projections are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -200 through +400 basis point changes, in 100 basis point increments, in market interest rates at June 30, 2019 and -200 through +400 basis point changes at December 31, 2018. The net interest income reflected is for the first twelve month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

June 30, 2019
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$29,780	$893	3.1%	+/-25%
+300	29,597	710	2.5	+/-15
+200	29,388	501	1.7	+/-10
+100	29,118	231	0.8	+/-5
0	28,887	—	—	—
-100	28,557	(330)	(1.1)	+/-5
-200	27,950	(937)	(3.3)	+/-10

December 31, 2018
+400	$30,114	$931	3.2%	+/-25%
+300	29,922	739	2.5	+/-15
+200	29,701	518	1.8	+/-10
+100	29,436	253	0.9	+/-5
0	29,183	—	—	—
-100	28,831	(352)	(1.2)	+/-5
-200	27,880	(1,303)	(4.5)	+/-10

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

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June  30, 2019

PART II – OTHER INFORMATION

ITEM 1-	LEGAL PROCEEDINGS.

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

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. No repurchases were made during the quarterly period ended June 30, 2019.

ITEM 3-	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4-	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5-	OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June 30, 2019

PART II – OTHER INFORMATION

ITEM 6-	Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Specimen stock certificate (incorporated by reference to Registrant’s Form 10-SB). (P).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date: August 8, 2019	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date: August 8, 2019	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer