Form 10-Q
period 2019-09-30
CSB BANCORP INC /OH
filed 2019-11-08
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2019

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

Yes (X)        No (   )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (   ) Accelerated filer (X) Non-accelerated filer (   ) Smaller reporting company ( X ) Emerging growth company (   )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (   )         No (X)

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CSBB	OTCPink

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at November 1, 2019, 2,742,350 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2019

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2019	2018
ASSETS
Cash and cash equivalents
Cash and due from banks	$20,696	$23,214
Interest-earning deposits in other banks	58,873	22,350
Total cash and cash equivalents	79,569	45,564
Securities
Available-for-sale, at fair value	89,572	85,528
Held-to-maturity (fair value 2019-$15,192; 2018-$20,118)	15,097	20,688
Equity securities	91	83
Restricted stock, at cost	4,614	4,614
Total securities	109,374	110,913
Loans held for sale	399	108
Loans	566,213	548,974
Less allowance for loan losses	6,776	5,907
Net loans	559,437	543,067
Premises and equipment, net	11,595	9,961
Core deposit intangible	119	167
Goodwill	4,728	4,728
Bank-owned life insurance	16,880	13,554
Accrued interest receivable and other assets	4,691	3,660
TOTAL ASSETS	$786,792	$731,722
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$192,620	$185,871
Interest-bearing	465,499	420,627
Total deposits	658,119	606,498
Short-term borrowings	35,070	37,415
Other borrowings	6,453	8,525
Accrued interest payable and other liabilities	3,536	2,748
Total liabilities	703,178	655,186
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,742,350 shares 2019 and 2,742,242 shares 2018	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	59,915	54,288
Treasury stock at cost: 238,252 shares 2019, 238,360 shares 2018	(4,780)	(4,784)
Accumulated other comprehensive income (loss)	35	(1,412)
Total shareholders' equity	83,614	76,536
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$786,792	$731,722

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,239	$6,707	$21,496	$19,361
Taxable securities	534	586	1,705	1,784
Nontaxable securities	133	152	401	464
Other	356	127	749	256
Total interest and dividend income	8,262	7,572	24,351	21,865
INTEREST EXPENSE
Deposits	966	633	2,711	1,647
Short-term borrowings	78	97	264	235
Other borrowings	30	41	106	141
Total interest expense	1,074	771	3,081	2,023
NET INTEREST INCOME	7,188	6,801	21,270	19,842
PROVISION FOR LOAN LOSSES	285	324	855	972
Net interest income, after provision for loan losses	6,903	6,477	20,415	18,870
NON INTEREST INCOME
Service charges on deposit accounts	333	301	938	885
Trust services	234	204	670	641
Debit card interchange fees	377	330	1,093	966
Gain on sale of loans, net	132	63	287	200
Earnings on bank owned life insurance	120	86	326	252
Unrealized gain or (loss) on equity securities, net	5	(6)	8	(2)
Other income	239	197	655	546
Total noninterest income	1,440	1,175	3,977	3,488
NON INTEREST EXPENSES
Salaries and employee benefits	2,993	2,805	8,750	8,160
Occupancy expense	209	194	618	628
Equipment expense	128	145	408	461
Professional and director fees	316	199	963	749
Financial institutions and franchise tax expense	153	139	459	425
Marketing and public relations	149	124	405	363
Software expense	225	221	674	655
Debit card expense	142	144	401	386
Amortization of intangible assets	16	25	47	76
FDIC insurance expense	—	66	98	213
Other expenses	668	576	1,867	1,678
Total noninterest expenses	4,999	4,638	14,690	13,794
Income before income taxes	3,344	3,014	9,702	8,564
FEDERAL INCOME TAX PROVISION	649	582	1,881	1,644
NET INCOME	$2,695	$2,432	$7,821	$6,920
Basic and diluted net earnings per share	$0.98	$0.88	$2.85	$2.52

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income	$2,695	$2,432	$7,821	$6,920
Other comprehensive income (loss)
Unrealized gains (losses) arising during the period	275	(620)	1,786	(2,088)
Amounts reclassified from accumulated other comprehensive income, held-to-maturity	15	20	45	62
Income tax effect	(61)	125	(384)	425
Other comprehensive income (loss)	229	(475)	1,447	(1,601)
Total comprehensive income	$2,924	$1,957	$9,268	$5,319

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Three Months Ended September 30, 2019
Balance, beginning of period	$18,629	$9,815	$57,988	$(4,780)	$(194)	$81,458
Net income	—	—	2,695	—	—	2,695
Other comprehensive income	—	—	—	—	229	229
Cash dividends declared, $0.28 per share	—	—	(768)	—	—	(768)
Balance, end of period	$18,629	$9,815	$59,915	$(4,780)	$35	$83,614
Nine Months Ended September 30, 2019
Balance, beginning of period	$18,629	$9,815	$54,288	$(4,784)	$(1,412)	$76,536
Net income	—	—	7,821	—	—	7,821
Other comprehensive income	—	—	—	—	1,447	1,447
Issuance of 108 treasury shares	—	—	—	4	—	4
Cash dividends declared, $0.80 per share	—	—	(2,194)	—	—	(2,194)
Balance, end of period	$18,629	$9,815	$59,915	$(4,780)	$35	$83,614
Three Months Ended September 30, 2018
Balance, beginning of period	$18,629	$9,815	$50,736	$(4,784)	$(1,818)	$72,578
Net income	—	—	2,432	—	—	2,432
Other comprehensive loss	—	—	—	—	(475)	(475)
Cash dividends declared, $0.24 per share	—	—	(658)	—	—	(658)
Balance, end of period	$18,629	$9,815	$52,510	$(4,784)	$(2,293)	$73,877
Nine Months Ended September 30, 2018
Balance, beginning of period	$18,629	$9,815	$47,535	$(4,784)	$(663)	$70,532
Net income	—	—	6,920	—	—	6,920
Other comprehensive loss	—	—	—	—	(1,601)	(1,601)
Cumulative effect adjustment equity securities, related to ASU 2016-01	—	—	29	—	(29)	-
Cash dividends declared, $0.72 per share	—	—	(1,974)	—	—	(1,974)
Balance, end of period	$18,629	$9,815	$52,510	$(4,784)	$(2,293)	$73,877

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
NET CASH FROM OPERATING ACTIVITIES	$7,565	$8,110
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	13,431	8,726
Proceeds from repayments, held-to-maturity	5,613	6,558
Purchases, available-for-sale	(15,984)	(2,998)
Purchases, held-to-maturity	—	(2,030)
Loan originations, net of repayments	(17,252)	(18,953)
Property, equipment, and software acquisitions	(2,150)	(822)
Purchase of bank-owned life insurance	(3,000)	—
Proceeds from sale of other real estate	—	30
Net cash used in investing activities	(19,342)	(9,489)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	51,621	4,272
Net change in short-term borrowings	(2,345)	(2,015)
Repayment of other borrowings	(2,072)	(2,733)
Cash dividends paid	(1,426)	(1,316)
Issuance of treasury stock	4	—
Net cash provided by (used in) financing activities	45,782	(1,792)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,005	(3,171)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,564	36,420
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,569	$33,249
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$3,046	$2,037
Income taxes	2,125	1,660
Noncash financing activities:
Dividends declared	768	658
Lease adoption:
Right of use lease asset	477	—
Lease liability	469	—

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

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2019, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted.  The Annual Report for CSB for the year ended December 31, 2018, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements. The results of operations for the period ended September 30, 2019 are not necessarily indicative of the operating results for the full year or any future interim period.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2016-13 - Financial Instruments - Credit Losses. The Update requires that financial assets be presented at the net amount expected to be collected (i.e. net of expected credit losses), eliminating the probable recognition threshold for credit losses on financial assets measured at amortized cost. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Update is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. We expect the Update will result in an increase in the allowance for credit losses for the estimated life of the financial asset, including an estimate for debt securities. The amount of any increase will be impacted by the portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time. A cumulative-effect adjustment to retained earnings is required as of the beginning of the year of adoption. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid-November 2019.

ASU 2017-04 - Simplifying the Test for Goodwill Impairment. The Update simplifies the goodwill impairment test.  Under the new guidance, Step 2 of the goodwill impairment process that requires an entity to determine the implied fair value of its goodwill by assigning fair value to all its assets and liabilities is eliminated. Instead, the entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance is effective for annual and interim goodwill tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted. On October 16, 2019, the FASB voted to defer the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid-November, 2019. This Update is not expected to have a material impact on the Company’s financial statements.

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

ASU 2018-15 - Intangibles – Goodwill and Other – Internal-Use Software. This Update addresses customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This Update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The amendments in this Update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. On October 16, 2019, the FASB voted to defer the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid-November, 2019. This Update is not expected to have a significant impact on the Company’s financial statements.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES

Securities consist of the following at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2019
Available-for-sale
U.S. Treasury security	$996	$1	$—	$997
U.S. Government agencies	3,500	—	14	3,486
Mortgage-backed securities of government agencies	53,150	307	127	53,330
Asset-backed securities of government agencies	960	—	9	951
State and political subdivisions	23,096	345	3	23,438
Corporate bonds	7,615	22	267	7,370
Total available-for-sale	89,317	675	420	89,572
Held-to-maturity
U.S. Government agencies	5,485	14	12	5,487
Mortgage-backed securities of government agencies	9,612	154	61	9,705
Total held-to-maturity	15,097	168	73	15,192
Equity securities	53	38	—	91
Restricted stock	4,614	—	—	4,614
Total securities	$109,081	$881	$493	109,469
December 31, 2018
Available-for-sale
U.S. Treasury security	$997	$—	$1	$996
U.S. Government agencies	7,350	—	180	7,170
Mortgage-backed securities of government agencies	45,744	41	884	44,901
Asset-backed securities of government agencies	1,040	—	16	1,024
State and political subdivisions	23,282	49	206	23,125
Corporate bonds	8,646	—	334	8,312
Total available-for-sale	87,059	90	1,621	85,528
Held-to-maturity
U.S. Government agencies	9,482	6	390	9,098
Mortgage-backed securities of government agencies	11,206	28	214	11,020
Total held-to-maturity	20,688	34	604	20,118
Equity securities	53	30	—	83
Restricted stock	4,614	—	—	4,614
Total securities	$112,414	$154	$2,225	$110,343

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities at September 30, 2019, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$4,014	$4,022
Due after one through five years	14,535	14,588
Due after five through ten years	22,148	22,276
Due after ten years	48,620	48,686
Total debt securities available-for-sale	$89,317	$89,572
Held-to-maturity
Due after one through five years	$3,486	$3,492
Due after ten years	11,611	11,700
Total debt securities held-to-maturity	$15,097	$15,192

Securities with a fair value of approximately $80.1 million and $83.4 million were pledged at September 30, 2019 and December 31, 2018, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock.  The Bank’s investment in FHLB stock amounted to approximately $4.1 million at September 30, 2019 and December 31, 2018. Federal Reserve Bank stock was $471 thousand at September 30, 2019 and December 31, 2018.

There were no proceeds from sales of securities for the three or nine month periods ending September 30, 2019 and 2018.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2019
Available-for-sale
U.S. Government agencies	$—	$—	$14	$3,486	$14	$3,486
Mortgage-backed securities of government agencies	51	7,977	76	10,247	127	18,224
Asset-backed securities of government agencies	—	—	9	951	9	951
State and political subdivisions	1	636	2	654	3	1,290
Corporate bonds	1	574	266	3,708	267	4,282
Held-to-maturity
U.S. Government agencies	—	—	12	4,987	12	4,987
Mortgage-backed securities of government agencies	—	—	61	3,266	61	3,266
Total temporarily impaired securities	$53	$9,187	$440	$27,299	$493	$36,486
December 31, 2018
Available-for-sale
U.S. Treasury security	$1	$996	$—	$—	$1	$996
U.S. Government agencies	—	—	180	7,170	180	7,170
Mortgage-backed securities of government agencies	33	4,206	851	35,188	884	39,394
Asset-backed securities of government agencies	16	1,024	—	—	16	1,024
State and political subdivisions	9	3,326	197	8,626	206	11,952
Corporate bonds	131	5,014	203	3,298	334	8,312
Held-to-maturity
U.S. Government agencies	—	—	390	8,609	390	8,609
Mortgage-backed securities of government agencies	72	3,404	142	3,360	214	6,764
Total temporarily impaired securities	$262	$17,970	$1,963	$66,251	$2,225	$84,221

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SECURITIES (CONTINUED)

There were 37 securities in an unrealized loss position at September 30, 2019, 28 of which were in a continuous loss position for twelve months or more.  At least quarterly, the Company conducts a comprehensive security-level impairment assessment.  The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities.  It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity.  As a result, management concluded that these securities were not other-than-temporarily impaired at September 30, 2019.

Note 3 – Loans

Loans consist of the following:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Commercial	$140,835	$146,875
Commercial real estate	212,677	183,605
Residential real estate	176,984	167,296
Construction & land development	14,946	31,227
Consumer	20,250	19,402
Total loans before deferred costs	565,692	548,405
Deferred loan costs	521	569
Total Loans	$566,213	$548,974

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

Loans serviced for others approximated $97.5 million and $92.3 million at September 30, 2019 and December 31, 2018, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets.  The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans.  As of September 30, 2019 and December 31, 2018, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019 and 2018.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Loans (CONTINUED)

The increase in the provision for loan losses for the three and nine months ended September 30, 2019 related to commercial and commercial real estate loans was primarily due to the increase in special mention rated loans along with loan volume increases of commercial real estate loans. The decrease in the provision related to residential real estate loans was primarily due to declining historical losses. The decrease in the provision related to construction loans was related to volume changes as loans transferred to permanent financing. The increase in the provision for consumer loans was primarily due to increasing charge-offs partially offset by lower delinquencies.

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

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended September 30, 2019
Beginning balance	$2,267	$1,946	$1,229	$104	$341	$650	$6,537
Provision for loan losses	91	91	(74)	12	26	139	285
Charge-offs	(20)	—	—	—	(55)		(75)
Recoveries	5	1	2	—	21		29
Net charge-offs	(15)	1	2	—	(34)		(46)
Ending balance	$2,343	$2,038	$1,157	$116	$333	$789	$6,776
Nine months ended September 30, 2019
Beginning balance	$2,178	$1,791	$1,245	$258	$306	$129	$5,907
Provision for loan losses	29	246	(93)	(142)	155	660	855
Charge-offs	(36)	—	—	—	(163)		(199)
Recoveries	172	1	5	—	35		213
Net recoveries	136	1	5	—	(128)		14
Ending balance	$2,343	$2,038	$1,157	$116	$333	$789	$6,776
Three months ended September 30, 2018
Beginning balance	$1,849	$1,612	$1,236	$279	$259	$683	$5,918
Provision for loan losses	138	74	39	8	(13)	78	324
Charge-offs	(12)	(22)	—	—	(9)		(43)
Recoveries	5	—	—	—	—		5
Net charge-offs	(7)	(22)	—	—	(9)		(38)
Ending balance	$1,980	$1,664	$1,275	$287	$237	$761	$6,204
Nine months ended September 30, 2018
Beginning balance	$1,813	$1,735	$1,273	$237	$175	$371	$5,604
Provision for loan losses	364	13	38	50	117	390	972
Charge-offs	(215)	(84)	(37)	—	(55)		(391)
Recoveries	18	—	1	—	—		19
Net charge-offs	(197)	(84)	(36)	—	(55)		(372)
Ending balance	$1,980	$1,664	$1,275	$287	$237	$761	$6,204

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Loans (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class, based on the impairment method as of September 30, 2019 and December 31, 2018:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
September 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$18	$17	$1	$—	$—	$—	$36
Collectively evaluated for impairment	2,325	2,021	1,156	116	333	789	6,740
Total ending allowance balance	$2,343	$2,038	$1,157	$116	$333	$789	$6,776
Loans:
Loans individually evaluated for impairment	$2,441	$2,694	$865	$—	$14		$6,014
Loans collectively evaluated for impairment	138,394	209,983	176,119	14,946	20,236		559,678
Total ending loans balance	$140,835	$212,677	$176,984	$14,946	$20,250		$565,692
December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$36	$64	$1	$—	$—	$—	$101
Collectively evaluated for impairment	2,142	1,727	1,244	258	306	129	5,806
Total ending allowance balance	$2,178	$1,791	$1,245	$258	$306	$129	$5,907
Loans:
Loans individually evaluated for impairment	$419	$2,403	$1,030	$—	$—		$3,852
Loans collectively evaluated for impairment	146,456	181,202	166,266	31,227	19,402		544,553
Total ending loans balance	$146,875	$183,605	$167,296	$31,227	$19,402		$548,405

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2019 and December 31, 2018:

(Dollars in thousands)	Unpaid Principal Balance	Investment with no Allowance	Investment with Allowance	Total recorded investment[1]	Related Allowance
September 30, 2019
Commercial	$2,856	$2,424	$18	$2,442	$18
Commercial real estate	2,981	2,519	184	2,703	17
Residential real estate	1,033	474	391	865	1
Consumer	14	14	—	14	—
Total impaired loans	$6,884	$5,431	$593	$6,024	$36
December 31, 2018
Commercial	$815	$383	$36	$419	$36
Commercial real estate	2,616	1,976	433	2,409	64
Residential real estate	1,190	763	269	1,032	1
Total impaired loans	$4,621	$3,122	$738	$3,860	$101

[1]	includes principal, accrued interest, unearned fees, and origination costs

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Loans (CONTINUED)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Average recorded investment:
Commercial	$3,035	$1,648	$1,837	$1,544
Commercial real estate	2,767	3,236	2,413	3,474
Residential real estate	1,538	1,451	1,172	1,425
Consumer	15	—	11	—
Average recorded investment in impaired loans	$7,355	$6,335	$5,433	$6,443
Interest income recognized:
Commercial	$12	$10	$49	$31
Commercial real estate	3	4	9	12
Residential real estate	20	14	43	43
Consumer	1	—	1	—
Interest income recognized on a cash basis on impaired loans	$36	$28	$102	$86

The following table presents the aging of past due loans and nonaccrual loans as of September 30, 2019 and December 31, 2018 by class of loans:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2019
Commercial	$139,361	$52	$10	$69	$1,343	$1,474	$140,835
Commercial real estate	210,171	52	—	—	2,454	2,506	212,677
Residential real estate	175,768	456	223	—	537	1,216	176,984
Construction & land development	14,946	—	—	—	—	—	14,946
Consumer	20,031	193	10	—	16	219	20,250
Total Loans	$560,277	$753	$243	$69	$4,350	$5,415	$565,692
December 31, 2018
Commercial	$146,431	$253	$34	$—	$157	$444	$146,875
Commercial real estate	181,388	86	—	—	2,131	2,217	183,605
Residential real estate	165,837	265	213	174	807	1,459	167,296
Construction & land development	31,169	58	—	—	—	58	31,227
Consumer	18,965	291	86	—	60	437	19,402
Total Loans	$543,790	$953	$333	$174	$3,155	$4,615	$548,405

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed.  Loans whose terms have been modified as TDR’s totaled $2.4 million as of September 30, 2019, and $1.5 million as of December 31, 2018, with $18 thousand, and $17 thousand of specific reserves allocated to those loans at September 30, 2019 and December 31, 2018, respectively.  At September 30, 2019, $2.1 million of the loans classified as TDR’s were performing in accordance with their modified terms.  Of the remaining $259 thousand, all were in nonaccrual of interest status.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Loans (CONTINUED)

Other real estate owned amounted to one property at $99 thousand at September 30, 2019 and December 31, 2018, respectively. There were no consumer mortgage loans in the process of foreclosure at September 30, 2019 and $57 thousand at December 31, 2018.  There were no other repossessed assets at September 30, 2019 and December 31, 2018.

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
For the Nine months ended September 30, 2019
Commercial	1	$17	$17
Total Restructured Loans	1	$17	$17
For the three months ended September 30, 2018
Commercial	2	$27	$27
Total Restructured Loans	2	$27	$27
For the Nine months ended September 30, 2018
Commercial Real Estate	1	$200	$200
Residential real estate	2	27	27
Total Restructured Loans	3	$227	$227

The loans restructured were modified by changing the monthly payment to interest only and extending the maturity dates. There were no new TDR’s for the three month period ended September 30, 2019.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either less than $300 thousand or are included in groups of homogeneous loans.  Based on the most recent analysis performed, the risk category of loans by class is as follows as of September 30, 2019 and December 31, 2018:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
September 30, 2019
Commercial	$109,455	$17,264	$13,158	$—	$958	$140,835
Commercial real estate	188,712	11,581	11,338	—	1,046	212,677
Residential real estate	185	—	69	—	176,730	176,984
Construction & land development	11,304	—	110	—	3,532	14,946
Consumer	—	—	59	—	20,191	20,250
Total	$309,656	$28,845	$24,734	$—	$202,457	$565,692
December 31, 2018
Commercial	$125,840	$5,383	$14,775	$—	$877	$146,875
Commercial real estate	163,261	5,582	13,578	—	1,184	183,605
Residential real estate	194	—	637	—	166,465	167,296
Construction & land development	27,540	—	—	—	3,687	31,227
Consumer	—	—	60	—	19,342	19,402
Total	$316,835	$10,965	$29,050	$—	$191,555	$548,405

The following table presents loans that are not rated by class of loans as of September 30, 2019 and December 31, 2019.  Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non- Performing	Total
September 30, 2019
Commercial	$958	$—	$958
Commercial real estate	1,046	—	1,046
Residential real estate	176,193	537	176,730
Construction & land development	3,532	—	3,532
Consumer	20,191	—	20,191
Total	$201,920	$537	$202,457
December 31, 2018
Commercial	$877	$—	$877
Commercial real estate	1,184	—	1,184
Residential real estate	166,122	343	166,465
Construction & land development	3,687	—	3,687
Consumer	19,342	—	19,342
Total	$191,212	$343	$191,555

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	September 30,	December 31,
(Dollars in thousands)	2019	2018
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$35,250	$37,574
Repurchase agreements	35,070	37,415

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of September 30, 2019 and December 31, 2018 by level within the fair value hierarchy. No liabilities are carried at fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.  Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes.

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2019
Assets:
Securities available-for-sale
U.S. Treasury security	$997	$—	$—	$997
U.S. Government agencies	—	3,486	—	3,486
Mortgage-backed securities of government agencies	—	53,330	—	53,330
Asset-backed securities of government agencies	—	951	—	951
State and political subdivisions	—	23,438	—	23,438
Corporate bonds	—	7,370	—	7,370
Total available-for-sale securities	$997	$88,575	$—	$89,572
Equity securities	$45	$—	$46	$91

December 31, 2018
Assets:
Securities available-for-sale
U.S. Treasury security	$996	$—	$—	$996
U.S. Government agencies	—	7,170	—	7,170
Mortgage-backed securities of government agencies	—	44,901	—	44,901
Asset-backed securities of government agencies	—	1,024	—	1,024
State and political subdivisions	—	23,125	—	23,125
Corporate bonds	—	8,312	—	8,312
Total available-for-sale securities	$996	$84,532	$—	$85,528
Equity securities	$37	$—	$46	$83

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of September 30, 2019 and December 31, 2018, by level within the fair value hierarchy. Impaired loans are written down to fair value through the establishment of specific reserves.  Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level I inputs; and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs.  In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2019
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$556	$556
Other real estate owned	—	—	99	99

December 31, 2018
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$636	$636
Other real estate owned	—	—	99	99

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2019

Impaired loans	$556	Discounted cash flow	Remaining term	4.2 yrs to 25.7 yrs / ( 14.7 yrs)
			Discount rate	5.0% to 6.0% / (5.6%)
Other real estate owned	99	Appraisal of collateral (1)	Appraisal adjustments (2)	-33%
			Liquidation expense (2)	-10%
December 31, 2018
Impaired loans	$636	Discounted cash flow	Remaining term	1.2 yrs to 26.5 yrs / (10.9 yrs)
			Discount rate	5.1% to 7.5% / (5.88%)
Other real estate owned	99	Appraisal of collateral (1)	Appraisal adjustments (2)	-33%
			Liquidation expense (2)	-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments as of September 30, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
September 30, 2019
Financial assets
Cash and cash equivalents	$79,569	$79,569	$—	$—	$79,569
Securities available-for-sale	89,572	997	88,575	—	89,572
Securities held-to-maturity	15,097	—	15,192	—	15,192
Equity securities	91	45	—	46	91
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	399	399	—	—	399
Net loans	559,437	—	—	563,354	563,354
Bank-owned life insurance	16,880	16,880	—	—	16,880
Accrued interest receivable	1,820	1,820	—	—	1,820
Mortgage servicing rights	311	—	—	311	311
Financial liabilities
Deposits	$658,119	$531,660	$—	$126,532	$658,192
Short-term borrowings	35,070	35,070	—	—	35,070
Other borrowings	6,453	—	—	6,427	6,427
Accrued interest payable	123	123	—	—	123

December 31, 2018
Financial assets
Cash and cash equivalents	$45,564	$45,564	$—	$—	$45,564
Securities available-for-sale	85,528	996	84,532	—	85,528
Securities held-to-maturity	20,688	—	20,118	—	20,118
Equity securities	83	37	—	46	83
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	108	108	—	—	108
Net loans	543,067	—	—	543,076	543,076
Bank-owned life insurance	13,554	13,554	—	—	13,554
Accrued interest receivable	1,581	1,581	—	—	1,581
Mortgage servicing rights	281	—	—	281	281
Financial liabilities
Deposits	$606,498	$490,007	$—	$114,434	$604,441
Short-term borrowings	37,415	37,415	—	—	37,415
Other borrowings	8,525	—	—	8,251	8,251
Accrued interest payable	88	88	—	—	88

The Company also has unrecognized financial instruments at September 30, 2019 and December 31, 2018.  These financial instruments relate to commitments to extend credit and letters of credit.  The aggregated contract amount of such financial instruments was approximately $190 million at September 30, 2019 and $173.3 million at December 31, 2018.  Such amounts are also considered to be the fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and nine month period ended September 30, 2019 and 2018:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three months ended September 30, 2019
Balance as of June 30, 2019	$(245)	$51	$(194)
Unrealized holding gain on available-for-sale securities arising during the period	275	(58)	217
Amortization of held-to-maturity discount resulting from transfer	15	(3)	12
Total other comprehensive income	290	(61)	229
Balance as of September 30, 2019	$45	$(10)	$35
Nine months ended September 30, 2019
Balance as of December 31, 2018	(1,786)	374	$(1,412)
Unrealized holding gain on available-for-sale securities arising during the period	1,786	(374)	1,412
Amortization of held-to-maturity discount resulting from transfer	45	(10)	35
Total other comprehensive income	1,831	(384)	1,447
Balance as of September 30, 2019	$45	$(10)	$35
Three months ended September 30, 2018
Balance as of June 30, 2018	$(2,301)	$483	$(1,818)
Unrealized holding loss on available-for-sale securities arising during the period	(620)	129	(491)
Amortization of held-to-maturity discount resulting from transfer	20	(4)	16
Total other comprehensive loss	(600)	125	(475)
Balance as of September 30, 2018	$(2,901)	$608	$(2,293)
Nine months ended September 30, 2018
Balance as of December 31, 2017	$(839)	$176	$(663)
Unrealized holding loss on available-for-sale securities arising during the period	(2,088)	439	(1,649)
Amortization of held-to-maturity discount resulting from transfer	62	(14)	48
Total other comprehensive loss	(2,026)	425	(1,601)
Reclassify equity AOCI gain to retained earnings	(36)	7	(29)
Balance as of September 30, 2018	$(2,901)	$608	$(2,293)

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – LEASES (CONTINUED)

As of September 30, 2019, operating lease ROU assets were $437 thousand and liabilities were $419 thousand. At September 30, 2019, CSB recognized $54 thousand in operating lease cost.

The following table summarizes other information related to our operating leases:

September 30, 2019
Weighted-average remaining lease term - operating leases in years	6.9
Weighted-average discount rate - operating leases	3.77%

The following table presents aggregate lease maturities and obligations as of September 30, 2019:

(Dollars in thousands)
September 30, 2019
2019	$9
2020	63
2021	71
2022	71
2023	71
2024 and thereafter	195
Total lease payments	480
Less: interest	61
Present value of lease liabilities	$419

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at September 30, 2019 as compared to December 31, 2018, and the consolidated results of operations for the three and nine month periods ended September 30, 2019 compared to the same periods in 2018. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $787 million at September 30, 2019 as compared to $732 million at December 31, 2018. During the nine month period ended September 30, 2019, net loans increased $16 million. Cash and cash equivalents, and securities increased $34 million. On the liability side, deposits and repurchase agreements increased by $49 million.

Net loans increased $16 million, or 3%, as combined commercial real estate and construction loans increased $13 million, or 6%, and residential real estate loans increased $9 million, or 6% from December 31, 2018. Commercial loans decreased $6 million, or 4%, as business lines of credits decreased on the improved cash flow of businesses within the bank’s markets. Consumers continued to refinance their mortgage loans for historically low long-term fixed rates while home purchase activity has increased.  Residential mortgage loan originations for the nine months ended September 30, 2019 totaled $48 million, an increase from $44 million in originations during the nine month period ended September 30, 2018. Originations sold into the secondary market were $11.3 million and $5.8 million, respectively during the nine month periods ended September 30, 2019 and September 30, 2018. The Bank originates and sells primarily fixed-rate thirty year mortgages into the secondary market.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses as a percentage of total loans was 1.20% at September 30, 2019 as compared to 1.08% at December 31, 2018. Outstanding loan balances increased 3% to $566 million at September 30, 2019. The allowance for loan losses increased to $6.8 million at September 30, 2019 following a provision of $855 thousand and net loan recoveries of $14 thousand for the current nine months ended September 30, 2019.

Nonaccrual loans increased during the first nine months of 2019. For the nine months ending September 30, 2019 loans totaling $2.0 million were placed on nonaccrual status, there were $55 thousand in charge-downs recognized, and pay downs of $793 thousand were received.

	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2018	2018
Non-performing loans	$4,419	$3,329	$5,341
Other real estate	99	99	—
Repossessed assets	—	—	—
Allowance for loan losses	6,776	5,907	6,204
Total loans	566,213	548,974	535,424
Allowance: Loans	1.20%	1.08%	1.16%
Allowance: Non-performing loans	1.5x	1.8x	1.2x

The ratio of gross loans to deposits was 86.0% at September 30, 2019, compared to 90.5% at December 31, 2018.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $493 thousand within the available-for-sale and held-to-maturity portfolios as of September 30, 2019, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all embedded security impairments on September 30, 2019, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits increased $52 million, or 9%, from December 31, 2018 with noninterest bearing deposits increasing approximately $7 million and interest-bearing deposit accounts increasing approximately $45 million. Total deposits as of September 30, 2019 are $71 million greater than September 30, 2018 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits of $15 million, interest-bearing demand deposits of $34 million, money market accounts of $8 million, savings of $4 million, and time deposits of $10 million.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $2 million to $35 million at September 30, 2019 as compared to December 31, 2018 and other borrowings decreased $2.1 million as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $84 million, or 10.6%, of total assets at September 30, 2019 up slightly from December 31, 2018. The increase in shareholders’ equity during the nine months ending September 30, 2019 was due to net income of $7.8 million and an increase in accumulated other comprehensive income of $1.4 million offset by dividends declared of $2.2 million. The Company and the Bank met all regulatory capital requirements at September 30, 2019.

RESULTS OF OPERATIONS

Three months ended September 30, 2019 and 2018

For the quarters ended September 30, 2019 and 2018, the Company recorded net income of $2.7 million and $2.4 million and $0.98 and $0.88 per share, respectively. The $263 thousand increase in net income for the period was primarily the result of a $387 thousand increase in net interest income, an increase of $265 thousand in other noninterest income, and a decrease in the provision for loan losses of $39 thousand.  The increases were partially offset by an increase of $361 thousand in other noninterest expenses and a $67 thousand increase in federal income tax provision.

Return on average assets and return on average equity were 1.38% and 12.89%, respectively, for the three month period of 2019, compared to 1.34% and 13.07%, respectively for the same quarter in 2018.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the three months ended September 30,
	2019		2018
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Federal funds sold	$393	2.02%	$485	1.64%
Interest-earning deposits with other banks	59,681	2.35	23,357	2.12
Taxable securities	87,091	2.43	91,149	2.55
Tax-exempt securities	23,494	2.84	26,108	2.93
Loans	554,957	5.18	538,182	4.95
Total earning assets	725,616	4.54%	679,281	4.45%
Other assets	47,866		41,091
TOTAL ASSETS	$773,482		$720,372

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$141,260	0.49%	$116,321	0.29%
Savings deposits	191,124	0.49	181,172	0.40
Time deposits	124,888	1.76	116,906	1.23
Other borrowed funds	43,335	0.99	51,264	1.07
Total interest bearing liabilities	500,607	0.85%	465,663	0.66%
Non-interest bearing demand deposits	186,710		178,339
Other liabilities	3,217		2,526
Shareholders' Equity	82,948		73,844
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$773,482		$720,372

Taxable equivalent net interest spread		3.69%		3.79%
Taxable equivalent net interest margin		3.95%		4.00%

Interest income for the quarter ended September 30, 2019, was $8.3 million representing a $690 thousand increase, or a 9% improvement, compared to the same period in 2018. This increase was primarily due to average loan rates increasing 23 basis points as well as a volume increase of $17 million for the quarter ended September 30, 2019 as compared to the third quarter 2018. Interest expense for the quarter ended September 30, 2019 was $1.1 million, an increase of $302 thousand, or 39%, from the same period in 2018. The increase in interest expense occurred primarily due to an increase in rates on all deposit liabilities for the quarter ended September 30, 2019.

For the quarter ended September 30, 2019, the provision for loan losses was $285 thousand, compared to a provision of $324 thousand provision for the same quarter in 2018. For more discussion see Financial Condition. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended September 30, 2019, was $1.4 million, an increase of $265 thousand, or 23%, compared to the same quarter in 2018. Service charges on deposit accounts increased $32 thousand, or 11%, compared to the same quarter in 2018 primarily from a volume increase in overdraft fees. The gain on the sale of mortgage loans to the secondary market increased to $132 thousand for the quarter ended September 30, 2019 as additional loan volume was sold into the secondary market. Debit card interchange income increased $47 thousand, or 14%, with greater fees generated from usage in the third quarter of 2019.  Fees from trust and brokerage services increased $30 thousand to $234 thousand for the third quarter 2019 as compared to the same quarter in 2018. Earnings on bank owned life insurance increased $34 thousand for the third quarter 2019, see discussion in Results of Operations for the nine months periods.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expenses for the quarter ended September 30, 2019 increased $361 thousand, or 8%, compared to the third quarter of 2018.   Salaries and employee benefits increased $188 thousand, or 7%, a result of increases in employees, base salary, and other benefits. Marketing and public relations expense increased $25 thousand, or 20%, primarily due to brand recognition initiatives and the opening of a new banking center. Debit card expenses decreased $2 thousand, or 1%, compared to the third quarter 2018 with increased volume.  Software expense rose $4 thousand quarter over quarter with additional investment.   Occupancy expense increased $15 thousand in 2019 over the third quarter of 2018. Professional and director fees increased $117 thousand for the quarter ended September 30, 2019 as compared to the third quarter 2018. The increase was primarily a result of increased professional service costs related to network improvements.

Federal income tax expense increased $67 thousand, or 12%, for the quarter ended September 30, 2019 as compared to the third quarter of 2018. The provision for income taxes was $649 thousand (effective rate of 19%) for the quarter ended September 30, 2019, compared to $582 thousand (effective rate of 19%) for the same quarter ended 2018.

RESULTS OF OPERATIONS

Nine months ended September 30, 2019 and 2018

For the nine months ended September 30, 2019 and 2018, the Company recorded net income of $7.8 million and $6.9 million and $2.85 and $2.52 per share, respectively. The $901 thousand increase in net income for the quarter was primarily the result of a $1.4 million increase in net interest income, an increase of $489 thousand in other noninterest income, and a decrease in the provision for loan losses of $117 thousand.  The increases were partially offset by an increase of $896 thousand in other noninterest expenses and an increase in the federal income tax provision of $237 thousand.

Return on average assets and return on average equity were 1.39% and 13.00%, respectively, for the nine month period of 2019, compared to 1.30% and 12.79%, respectively for the same quarter in 2018.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the nine months ended September 30,
	2019		2018
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
ASSETS
Federal funds sold	$335	2.23%	$501	2.03%
Interest-earning deposits in other banks	42,087	2.36	17,348	1.91
Taxable securities	87,364	2.61	93,336	2.56
Tax-exempt securities	23,317	2.92	26,977	2.91
Loans	551,157	5.22	533,492	4.86
Total earning assets	704,260	4.65%	671,654	4.38%
Other assets	45,699		40,634
TOTAL ASSETS	$749,959		$712,288

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$129,187	0.45%	$117,086	0.27%
Savings deposits	188,530	0.53	180,669	0.33
Time deposits	122,638	1.67	115,388	1.11
Other borrowed funds	44,506	1.11	52,222	0.96
Total interest bearing liabilities	484,861	0.85%	465,365	0.58%
Non-interest bearing demand deposits	181,585		172,194
Other liabilities	3,054		2,367
Shareholders' Equity	80,459		72,362
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$749,959		$712,288

Taxable equivalent net interest spread		3.80%		3.80%
Taxable equivalent net interest margin		4.06%		3.98%

Interest income for the nine months ended September 30, 2019, was $24 million representing a $2.5 million increase, or a 11% improvement, compared to the same period in 2018. This increase was primarily due to the increase in average loan rates, as well as loan volume increasing $18 million for the period ended September 30, 2019 as compared to the same period in 2018. Interest expense for the nine months ended September 30, 2019 was $3.1 million, an increase of $1.1 million, or 52%, from the same period in 2018. The increase in interest expense occurred primarily due to an increase in rate on all interest-bearing liabilities for the nine month period ended September 30, 2019.

For the nine month period ended September 30, 2019, the provision for loan losses was $855 thousand, compared to a provision of $972 thousand provision for the same period in 2018. For more discussion see Financial Condition. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the nine month period ended September 30, 2019, was $4 million, an increase of $489 thousand, or 14%, compared to the same period in 2018. Service charges on deposit accounts increased $53 thousand, or 6%, compared to the same period in 2018 primarily from increases in overdraft fees. Debit card interchange income increased $127 thousand, or 13%, with increased card usage in the first nine months of 2019.  The cash surrender value of bank owned life insurance policies increased $74 thousand for the period with the additional purchase of $3 million in policies in 2019.  The gain on the sale of mortgage loans to the secondary market increased $87 thousand to $287 thousand for the nine month period ended September 30, 2019. Fees from trust and brokerage services increased $29 thousand for the period.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expenses for the nine month period ended September 30, 2019 increased $896 thousand, or 6.5%, compared to the same period in 2018.   Salaries and employee benefits increased $590 thousand, or 7%, a result of increases in employees, base salary, and other benefits. Marketing and public relations expense increased $42 thousand, or 12%, with increases in market, brand recognition initiatives, and community support in the company’s market. Debit card expenses increased $15 thousand, or 4%, compared to the prior period in 2018.  Occupancy expense declined $10 thousand over the same period in 2018 with a decrease in depreciation and rental expense.  Professional and director fees increased $214 thousand for the nine month period ended September 30, 2019 as compared to the same period in 2018 with increases in professional service fees to improve the network.

Federal income tax expense increased $237 thousand, or 14%, for the nine months ended September 30, 2019 as compared to the same period in 2018. The provision for income taxes was $1.9 million (effective rate of 19%) for the nine month period ended September 30, 2019, compared to $1.6 million (effective rate of 19%) for the same period ended 2018.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 10.1% at September 30, 2019 compared with 9.9% at December 31, 2018.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019 the Company and the Bank met all capital adequacy requirements to which they were subject.

During October 2019, the federal banking agencies adopted an optional community bank leverage ratio.  Depository institutions and depository institution holding companies, that have less than $10 billion in total consolidated assets and have a tier I leverage ratio of greater than 9 percent, are considered qualifying community banking organizations and are eligible to opt into the community bank leverage ratio framework.  Additionally, such insured depository institutions are considered to have satisfied the risk-based and leverage capital requirements and will be considered well-capitalized under the rule, effective January 1, 2020.  The Company met the well-capitalized ration under the new standard at both September 30, 2019 and December 31, 2018.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Capital Ratios
	September 30, 2019	December 31, 2018
Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	13.9%	13.4%
Bank	13.7%	13.2%

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	13.9%	13.4%
Bank	13.7%	13.2%

Total Capital To Risk Weighted Assets Ratio
Consolidated	15.1%	14.5%
Bank	14.9%	14.3%

Tier 1 Leverage Ratio
Consolidated	10.2%	10.1%
Bank	10.1%	9.9%

LIQUIDITY

(Dollars in millions)	September 30, 2019	December 31, 2018	Change
Cash and cash equivalents	$80	$46	$34
Unused lines of credit	96	89	7
Unpledged AFS securities at fair market value	40	39	1
	$216	$174	$42
Net deposits and short-term liabilities	$644	$599	$45
Liquidity ratio	33.5%	29.1%	—
Minimum board approved liquidity ratio	20.0%	20.0%	—

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

The liquidity ratio was 33.5% and 29.1% at September 30, 2019 and December 31, 2018.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2019, from the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. All balance sheet positions and interest rate projections are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -200 through +400 basis point changes, in 100 basis point increments, in market interest rates at September 30, 2019 and -200 through +400 basis point changes at December 31, 2018. The net interest income reflected is for the first twelve month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

September 30, 2019
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$29,887	$1,102	3.8%	+/- 25%
+300	29,666	881	3.1	+/-15
+200	29,372	587	2.0	+/-10
+100	29,086	301	1.1	+/-5
0	28,785	—	—	—
-100	28,466	(319)	(1.1)	+/-5
-200	27,743	(1,042)	(3.6)	+/-10

December 31, 2018
+400	$30,114	$931	3.2%	+/- 25%
+300	29,922	739	2.5	+/-15
+200	29,701	518	1.8	+/-10
+100	29,436	253	0.9	+/-5
0	29,183	—	—	—
-100	28,831	(352)	(1.2)	+/-5
-200	27,880	(1,303)	(4.5)	+/-10

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

Quarter ended September 30, 2019

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. No repurchases were made during the quarterly period ended September 30, 2019.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended September 30, 2019

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	November 8, 2019	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	November 8, 2019	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer