Form 10-K
period 2019-12-31
CSB BANCORP INC /OH
filed 2020-03-16
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-21714

CSB BANCORP, INC.

(Exact name of Registrant as specified in its Charter)

Ohio	34-1687530
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

91 North Clay Street, Millersburg, Ohio	44654
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (330) 674-9015

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $6.25 par value	CSBB	OTCPink

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based on a closing price of $40.45 per common share on June 30, 2019, was $102.7 million.

The number of shares of Registrant’s Common Stock outstanding as of March 16, 2020 was 2,742,350.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CSB Bancorp Inc.’s 2019 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I and II of this Form 10-K.

Portions of CSB Bancorp Inc.’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

The Bank provides residential real estate, commercial real estate, commercial, and consumer loans to customers located primarily in Holmes, Stark, Tuscarawas, Wayne and portions of surrounding counties in Ohio. The Bank’s market area has historically exhibited relatively stable economic conditions. Economic activity in the Company’s market area has been increasing at a steady pace for the past ten years. Reported unemployment levels at December 2019 in the four primary counties served by the Company ranged between 2.8% and 4.4%. These levels decreased slightly from December 2018. Labor markets continued hiring at a firmer pace during the year. Wages increased modestly during 2019 for most entry level jobs and to a lesser extent for middle-skills jobs in certain sectors such as banking and construction. The local housing market continues to improve with supply still relatively tight. Elevated costs of building materials have contributed to increased construction costs. Consumer confidence in the economy has been a primary driver for housing demand and higher consumer spending.

Certain risks are involved in providing loans, including, but not limited to, the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan or renews an existing loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, the collateral being used to secure the transaction if any, and other factors. For all commercial loan relationships greater than $300,000 the Bank’s internal credit department performs an annual risk rating review. In addition to this review, an independent, outside loan review firm is engaged to review a sample of watch list and adversely classified credits over $250,000 and a sample of commercial loan relationships greater than $250,000. The outside loan review will also assess management’s current credit grades and provide commentary with regard to assigned ratings and the need for a credit to be classified as a troubled debt restructuring, as well as assess management’s specific loan loss reserves for loans included in their sample that are considered to be impaired. In addition, any loan over $100,000 identified as a problem credit by management and/or the external loan review consultants is assigned to the Bank’s “loan watch list,” has a written action plan created specifically for the loan relationship, and is subject to ongoing review at least quarterly by the Bank’s credit department and the assigned loan officer to ensure appropriate action is taken if deterioration continues.

Commercial loan rates are variable and fixed, and include operating lines of credit and term loans made to businesses, primarily based on their ability to repay the loan from the cash flow of the business. Business assets such as equipment, accounts receivable, and inventory typically secure such loans. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. These loans typically involve larger loan balances, are generally dependent on the cash flow of the business, and thus may be subject to a greater extent to adverse conditions in the general economy or in a specific industry. Management reviews the borrower’s cash flows when deciding whether to grant the credit in order to evaluate whether estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.

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

While CSB’s chief decision-makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. For a discussion of the Company’s financial performance for the fiscal year ended December 31, 2019, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

Employees

At December 31, 2019, the Company had 187 employees, 158 of which were employed on a full-time basis. CSB has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Employees are provided benefit programs, some of which are contributory. Management considers its employee relations to be good.

Competition

The financial services industry is highly competitive. In its primary market area of Holmes, Stark, Tuscarawas, Wayne and surrounding Ohio counties, the Bank competes for new deposit dollars and loans with other commercial banks, including both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms, investment companies, private lenders, and technology-based providers of financial services (sometimes referred to as “fintech” companies).

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

Investor Relations

The Company’s website address is www.csb1.com. The Company makes available its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, free of charge on its website as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). The Company also makes available through its website, other reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including its proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as the Company’s Code of Ethics. References to our website in this Annual Report on Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Annual Report on Form 10-K.

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

The Bank, as an Ohio state-chartered bank and member of the Federal Reserve System, is subject to regulation, supervision, and examination by the Ohio Division of Financial Institutions and the FRB. Because the FDIC insures its deposits, the Bank is also subject to certain FDIC regulations. The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations, and safeguards the safety and soundness of the financial institution industry. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC (“DIF”) and the Bank is subject to deposit insurance assessments to maintain the DIF. In addition, the Bank is subject to regulations promulgated by the Consumer Financial Protection Bureau (the “CFPB”) established by the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 (the “Dodd-Frank Act”).

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

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was signed into law. The Regulatory Relief Act repealed or modified certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”), and eased regulations on all but the largest banks (those with consolidated assets in excess of $250 billion). Bank holding companies with consolidated assets of less than $100 billion, including CSB, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including CSB, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to the Company even before the enactment of the Regulatory Relief Act.

Current Expected Credit Loss Model

In December 2018, the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board, and the FDIC issued a final rule to address regulatory treatment of credit loss allowances under the current expected credit loss (“CECL”) model (accounting standard).  The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day one adverse effects on regulatory capital that may result from the adoption of the CECL model.

Regulatory Capital

The FRB adopted risk-based capital guidelines for bank holding companies and state member banks, designed to absorb losses. The guidelines provide a systematic analytical framework, which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and incentivizes holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain Prompt Corrective Action regulatory provisions.

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

Basel III places restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the Company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer phased in beginning January 1, 2016 at 0.625% and was fully implemented at 2.50% effective January 1, 2019. Pursuant to the FRB’s Small Bank Holding Company Policy statement (“SBHC Policy”), a bank holding company with assets of less than $1 billion and meeting certain other requirements is not required to comply with the consolidated capital requirements until such company exceeds $1 billion in assets or is otherwise determined by the FRB not to qualify as a small bank holding company. At December 31, 2019, CSB was deemed to be a small bank holding company under the SBHC Policy and was not required to comply with the FRB’s regulatory capital requirements. The Bank, however, must comply with the new capital requirements.

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

As of December 31, 2019, the Bank met the ratio requirements in effect at that date to be deemed “well-capitalized.” See Note 13 – Regulatory Matters of the Notes to Consolidated Financial Statements located on page 50 of CSB’s 2019 Annual Report, which is incorporated herein by reference. Management of the Company believes the Bank also meets the capital requirements to be deemed “well-capitalized” under the new guidelines.

Deposit Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF, and the Bank is assessed quarterly deposit insurance premiums to maintain the DIF. Insurance premiums for each insured institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information deemed by the FDIC to be relevant to the risk posed to the Deposit Insurance Fund by the institution. The assessment rate is then applied to the amount of the institution’s assessment base to determine the institution’s insurance premium. The deposit insurance assessment base is calculated on average assets less average tangible equity.

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations. The premiums fund the DIF. Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC’s new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%. The DRR reached 1.35% at September 30, 2018. The rules also provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%. Such credits will be applied when the reserve ratio is at least 1.38%. The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

In addition, all FDIC-insured institutions have been required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF. These assessments continued until the Financing Corporation bonds matured in September of 2019. The final assessment was collected on the March 29, 2019, FDIC invoice.

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

Consumer Protection Laws and Regulations

Banks are subject to regular examination to ensure compliance with federal statutes and regulations applicable to their business, including consumer protection statutes and implementing regulations. Potential penalties under these laws include, but are not limited to, fines. The Dodd-Frank Act established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services. The CFPB has adopted numerous rules with respect to consumer protection laws, amending some existing regulations and adopting new ones, and has commenced enforcement actions. The following are just some of the consumer protection laws applicable to the Bank:

•	Community Reinvestment Act of 1977: imposes a continuing and affirmative obligation to fulfill the credit needs of its entire community, including low- and moderate-income neighborhoods.
•	Equal Credit Opportunity Act: prohibits discrimination in any credit transaction on the basis of any of various criteria.
•	Truth in Lending Act: requires that credit terms are disclosed in a manner that permits a consumer to understand and compare credit terms more readily and knowledgeably.
•	Fair Housing Act: makes it unlawful for a lender to discriminate in its housing-related lending activities against any person on the basis of any of certain criteria.
•

Home Mortgage Disclosure Act: requires financial institutions to collect data that enables regulatory agencies to determine whether the financial institutions are serving the housing credit needs of the communities in which they are located.

•

Real Estate Settlement Procedures Act: requires that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits abusive practices that increase borrowers’ costs.

•

Privacy provisions of the Gramm-Leach-Bliley Act: requires financial institutions to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer information from unauthorized access.

The banking regulators also use their authority under the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices by banks that may not necessarily fall within the scope of specific banking or consumer finance law.

In October 2017, the CFPB issued a final rule (the “Payday Rule”) to establish regulations for payday loans, vehicle title loans, and certain high-cost installment loans. The Payday Rule addressed two discrete topics. First, it contained a set of provisions with respect to the underwriting of certain covered loans and related reporting and recordkeeping requirements (the “Mandatory Underwriting Provisions”). Second, it contained a set of provisions establishing certain requirements and limitations with respect to attempts to withdraw payments from consumers’ checking or other accounts and related recordkeeping requirements (the “Payment Provisions”). The Payday Rule became effective on January 16, 2018. However, most provisions had a compliance date of August 19, 2019.

On February 6, 2019, the CFPB proposed delaying the August 19, 2019, compliance date for the Mandatory Underwriting Provisions to November 19, 2020. The CFPB proposed in a separate notice to rescind the Mandatory Underwriting Provisions.

On June 6, 2019, the CFPB issued a final rule delaying the compliance date for most Mandatory Underwriting Provisions until November 19, 2020. However, the final rule did not delay the compliance date for the Payment Provisions. The Company does not currently expect the Payday Rule to have a material effect on its financial condition or results of operations on a consolidated basis.

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

USA Patriot Act

The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorist Act of 2001, as amended (the “Patriot Act”), and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity.

The Bank has established policies and procedures to be compliant with the requirements of the Patriot Act.

Office of Foreign Assets Control Regulation

The United States Treasury Department’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. CSB is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the financial institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the financial institution or its critical service providers fall victim to this type of cyber-attack. If CSB fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. CSB expects this trend of state-level activity in those areas to continue and is continually monitoring developments in the states in which our customers are located.

In the ordinary course of business, CSB relies on electronic communications and information systems to conduct its operations and to store sensitive data. CSB employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. CSB employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of CSB’s defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, CSB has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, CSB’s systems and those of its customers and third-party service providers are under constant threat and it is possible that CSB could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

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

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the SEC’s Industry Guide 3 “Statistical Disclosures by Bank Holding Companies,” or a specific reference as to the location of required disclosures in CSB’s 2019 Annual Report.

Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differential

The information set forth under the heading, “Average Balance Sheets and Net Interest Margin Analysis” located on page 10 of CSB’s 2019 Annual Report is incorporated by reference herein.

The information set forth under the heading, “Rate/Volume Analysis of Changes in Income and Expense” located on page 11 of CSB’s 2019 Annual Report is incorporated by reference herein.

Investment Portfolio

The following is a schedule of the fair value of securities at December 31:

(Dollars in thousands)
Securities available-for-sale, at fair value	2019	2018	2017
U.S. Treasury security	$999	$996	$998
U.S. Government agencies	5,496	7,170	8,229
Mortgage-backed securities of government agencies	75,857	44,901	49,701
Other mortgage-backed securities	—	—	—
Asset-backed securities of government agencies	917	1,024	1,169
State and political subdivisions	21,511	23,125	27,141
Corporate bonds	7,366	8,312	10,425
Total available-for-sale	$112,146	$85,528	$97,663

Securities held-to-maturity, at fair value
U.S. Government agencies	$4,993	$9,098	$9,265
Mortgage-backed securities of government agencies	8,957	11,020	11,531
State and political subdivisions	—	—	4,695

Total held-to-maturity	$13,950	$20,118	$25,491

Equity securities	$92	$83	$89

The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2019:

	One Year or Less		After One Year Through Five Years		Maturing After Five Years Through Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
Available-for-sale:
U.S. Treasury	$—	—%	$998	1.60%	$—	—%	$—	—%	$998	1.60%
U.S. Government agencies	—	—	5,500	1.76	—	—	—	—	5,500	1.76
Mortgage-backed securities of government agencies	2,001	1.94	472	2.26	3,191	2.60	70,012	2.32	75,676	2.32
Asset-backed securities of government agencies	—	—	—	—	—	—	934	2.49	934	2.49
State and political subdivisions	1,147	2.14	7,222	2.45	12,792	2.25	—	—	21,161	2.31
Corporate bonds	1,575	2.87	2,055	2.79	3,475	2.79	500	1.66	7,605	2.73
Total	$4,723	2.30%	$16,247	2.20%	$19,458	2.40%	$71,446	2.32%	$111,874	2.32%

Held-to-maturity:
U.S. Government agencies	$—	—%	$3,000	2.00%	$—	—%	$1,999	2.02%	$4,999	2.01%
Mortgage-backed securities of government agencies	—	—	—	—	—	—	8,870	1.99	8,870	1.99
Total	$—	—%	$3,000	2.00%	$—	—%	$10,869	1.99%	$13,869	2.00%

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

Loan Portfolio

Total loans on the balance sheet are comprised of the following classifications at December 31:

(Dollars in thousands)	2019	2018	2017	2016	2015
Commercial	$137,114	$146,875	$140,273	$134,268	$123,143
Commercial real estate	196,748	183,605	179,663	159,475	148,775
Residential real estate	174,259	167,296	157,172	144,489	125,775
Construction and land development	23,960	31,227	22,886	23,428	15,452
Consumer	19,052	19,402	16,306	13,308	9,268
Total loans	$551,133	$548,405	$516,300	$474,968	$422,413

The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding residential real estate mortgage and installment loans, as of December 31, 2019:

	Maturing
(Dollars in thousands)	One Year or Less	One Through Five Years	After Five Years	Total
Commercial	$73,784	$37,980	$25,350	$137,114
Commercial real estate	1,383	16,098	179,267	196,748
Construction and land development	1,811	5,522	16,627	23,960
Total	$76,978	$59,600	$221,244	$357,822

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and construction and land development loans due after one year from December 31, 2019.

(Dollars in thousands)	Fixed Rate	Variable Rate
Total commercial, commercial real estate and construction and land development loans due after one year	$47,744	$233,100

The following schedule summarizes nonaccrual, past due and restructured loans.

(Dollars in thousand)	2019	2018	2017	2016	2015
Loans accounted for on a nonaccrual basis	$4,298	$3,155	$6,081	$1,449	$1,576
Accruing loans that are contractually past due 90 days or more as to interest or principal payments	241	174	441	235	105
Total	$4,539	$3,329	$6,522	$1,684	$1,681

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

Information regarding impaired loans at December 31 is as follows:

(Dollars in thousands)	2019	2018	2017
Total recorded investment of impaired loans	$6,071	$3,860	$7,882
Less portion for which no allowance for loan loss is allocated	5,483	3,122	5,565
Portion of impaired loan balance for which an allowance for loan losses is allocated	588	738	2,317
Portion of allowance for loan losses allocated to the impaired loan balance at December 31	34	101	244

For the year ended December 31, 2019, interest income recognized on impaired loans amounted to $134 thousand, while $316 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2018, interest income recognized on impaired loans amounted to $113 thousand, while $371 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2017, interest income recognized on impaired loans amounted to $123 thousand while $426 thousand would have been recognized had the loans been performing under their contractual terms.

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

At December 31, 2019, no loans were identified for which management had serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in the tables set forth above. On a monthly basis, the Company internally classifies certain loans based on various factors. At December 31, 2019, these amounts, including impaired and nonperforming loans, amounted to $21 million of substandard loans and $0 doubtful loans.

As of December 31, 2019, there were no concentrations of loans greater than 10% of total loans that were not otherwise disclosed as a category of loans in the loan portfolio table set forth above.

Summary of Loan Loss Experience

The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended December 31:

(Dollars in thousands)	2019	2018	2017	2016	2015
LOANS
Average loans outstanding during period	$552,014	$535,506	$497,048	$448,941	$412,147

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$5,907	$5,604	$5,291	$4,662	$4,381
Loans charged-off:
Commercial	47	823	1,184	297	109
Commercial real estate	—	103	—	50	61
Residential real estate	—	37	—	12	132
Construction and land development	—	—	—	—	—
Consumer	211	119	20	59	46
Total loans charged-off	258	1,082	1,204	418	348

Recoveries of loans previously charged-off:
Commercial	175	61	361	214	199
Commercial real estate	1	1	—	334	13
Residential real estate	7	3	8	5	18
Construction and land development	—	—	—	—	—
Consumer	45	4	3	1	10
Total loans recoveries	228	69	372	554	240

Net loans (recovered) charged-off	30	1,013	832	(136)	108
Provision charged to operating expense	1,140	1,316	1,145	493	389
Balance at end of period	$7,017	$5,907	$5,604	$5,291	$4,662

Ratio of net charge-offs to average loans outstanding for period	0.01%	0.19%	0.17%	(0.03)%	0.03%

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

	Allocation of the Allowance for Loan Losses
	(Dollars in thousands)
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
Commercial	$2,408	24.88%	$2,178	26.78%	$1,813	27.17%	$2,207	28.27%	$1,664	29.15
Commercial real estate	2,153	35.70	1,791	33.48	1,735	34.80	1,264	33.58	1,271	35.22
Residential real estate	1,152	31.62	1,245	30.51	1,273	30.44	1,189	30.42	1,086	29.78
Construction & land development	203	4.35	258	5.69	237	4.43	178	4.93	123	3.66
Consumer	481	3.46	306	3.54	175	3.16	141	2.80	86	2.19
Unallocated	620		129		371		312		432
Total	$7,017	100%	$5,907	100%	$5,604	100%	$5,291	100%	$4,662	100

Deposits

The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average Amounts Outstanding Year ended December 31,			Average Rate Paid Year ended December 31,
(Dollars in thousands)	2019	2018	2017	2019	2018	2017
Noninterest-bearing demand	$187,914	$175,439	$169,803	NA	N/A	N/A
Interest-bearing demand	135,313	117,879	101,081	0.44%	0.30%	0.13%
Savings deposits	189,520	180,718	170,694	0.48	0.37	0.18
Time deposits	123,694	115,610	111,650	1.70	1.18	0.82
Total deposits	$636,441	$589,646	$553,228

The Bank does not have any material deposits by foreign depositors.

The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more, as of December 31, 2019:

(Dollars in thousands)
Three months or less	$8,446
Over three through six months	5,562
Over six through twelve months	13,420
Over twelve months	30,396
Total	$57,824

Return on Equity and Assets

	2019	2018	2017
Return on average assets	1.36%	1.31%	1.02%
Return on average shareholders’ equity	12.77	12.89	10.33
Dividend payout ratio	28.42	28.57	32.45
Average shareholders‘ equity to average assets	10.65	10.19	9.92

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, short-term advances through the Federal Home Loan Bank, and federal funds purchased. Securities sold under agreements to repurchase mature one (1) business day from the transaction date. Federal funds purchased generally have overnight terms. Information concerning short-term borrowings is summarized as follows:

(Dollars in thousands)	2019	2018	2017
Securities sold under agreements to repurchase, federal funds purchased and short-term advances at year-end	$38,889	$37,415	$39,480
Average balance outstanding	37,258	41,334	50,445
Maximum outstanding at any month end during the year	38,889	44,155	56,932
Weighted-average interest rate at year-end	0.51%	1.01%	0.39%
Weighted-average rate during the year	0.85	0.81	0.29

ITEM 1A. RISK FACTORS.

Risks Related to the Company’s Business

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

The Company may not be able to adapt to technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers while reducing costs. The Company’s future success depends, in part, upon its ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in its operations. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect its growth, revenue and profit.

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

The Financial Accounting Standards board (“FASB”) finalized its guidance eliminating the probable recognition threshold for credit losses on financial assets measured at amortized cost. The Update would require financial assets be presented at the net amount expected to be collected. Under this current expected credit loss model (“CECL”), an entity would record at the time of origination, as an allowance, its estimate of credit losses expected throughout the life of the loan as opposed to the current practice of recording losses when it is probable that a loss event has occurred. The Update for Financial Instruments-Credit Losses is required January 1, 2023. The guidance may require the Company to maintain a larger allowance for loan losses in the future than existing guidance currently requires.

The Company has significant exposure to risks associated with commercial and commercial real estate loans.

As of December 31, 2019, approximately 65% of the Company’s loan portfolio consisted of commercial, commercial real estate, and construction loans. These loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business. These loans are more likely to be adversely affected by weak conditions in the economy. Also, the commercial loan balance per borrower is typically larger than that of residential mortgage loans and consumer loans, indicating higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and a reduction in interest income. An increase in nonperforming loans could result in an increase in the provision for loan losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Company’s business, financial condition, and results of operations. If the Bank forecloses on collateral property and owns the underlying real estate, the Bank may be subject to the increased costs associated with the ownership of real property, resulting in reduced revenue.

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

The Company is at risk of increased losses from fraud.

Criminals are committing fraud at an increasing rate and are using more sophisticated techniques.  In some cases, these individuals are part of larger criminal rings, which allow them to be more effective.  Such fraudulent activity has taken many forms, ranging from debit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of clients through the use of falsified or stolen credentials.  Additionally, an individual or business entity may properly identify itself, yet seek to establish a business relationship for the purpose of perpetrating fraud.  An emerging type of fraud even involves the creation of synthetic identification in which fraudsters "create" individuals for the purpose of perpetrating fraud.  Further, in addition to fraud committed directly against the Company, it may suffer losses as a result of fraudulent activity committed against third parties.  Increased deployment of technologies, such as chip card technology, defray and reduce certain aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer and thereby commit fraud.

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

During the past decade, the Company’s growth has been accomplished through a combination of organic growth, de novo branching and acquisitions. The Company may acquire other financial institutions or parts of institutions in the future, open new branches, and consider new lines of business and new products or services. Such expansions of its business may involve a number of expenses and risks, generally not attendant with organic growth efforts. Such expenses and risks include:

•	The time and costs associated with identifying and evaluating potential acquisitions or new products or services;
•	The potential inaccuracy of estimates and judgments used to evaluate credit, operation management and market risk with respect to the target institutions;
•	The time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;

•	The Company’s ability to finance an acquisition or other expansion and the possible dilution to the Company’s existing shareholders;
•	The diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;
•	Entry into unfamiliar markets;
•	The possible failure of the introduction of new products and services into the Company’s existing business;
•	The incurrence and possible impartment of goodwill associated with an acquisition and possible adverse short-term effects on the Company’s results of operations; and
•	The risk of loss of key employees and customers.

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

Conditions such as inflation, recession, unemployment, changes in interest rates, money supply, pandemic conditions, and other factors beyond the Company’s control may adversely affect asset quality, deposit levels, and loan demand and therefore, the Company’s earnings. Because the Company has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and the Company’s ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings. If during a period of reduced real estate values, the Company is required to liquidate the collateral securing loans to satisfy the debt or to increase its allowance for loan losses, it could materially reduce the Company’s profitability and adversely affect its financial condition. The substantial majority of the Company’s loans are to individuals and businesses located in Holmes, Stark, Tuscarawas, Wayne and Counties in Ohio. Consequently, significant declines in north central Ohio real estate values could have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps, and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist. As of December 31, 2019, the Company had two loans tied to LIBOR with balances of $3.8 million and commitments of $18.2 million and seven investment securities tied to LIBOR with a fair market value of $4.2 million. One investment of $576 thousand matures in 2020 and the remaining $3.6 million in investment securities receive principal repayment monthly. The potential transition away from LIBOR is not expected to have a significant direct impact on the Company’s financial statements. However, the extent of indirect impacts from financial market adjustments to the absence of LIBOR are unknown at this time.

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

Many financial institutions and their related operations are closely intertwined, and the soundness of such financial institutions may, to some degree, be interdependent. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions.  This “systemic risk” may adversely affect the Company’s business.

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

In addition to laws, regulations, and actions directed at the operations of banks in general, the CFPB has adopted regulations directed at consumer lending in particular. As discussed above, in October 2017, the CFPB issued the Payday Rule with respect to certain consumer loans. The Company does not expect this new rule to have a material effect on the Bank’s lending businesses or on the Company’s financial condition and results of operations. The costs of complying with this regulation or a determination to discontinue certain types of consumer lending in light of the expense of compliance could have an adverse effect on the financial conditions and results of operations of the Company. The Company believes its current consumer lending practices are exempt from the Payday Rule.

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

In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL. CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability. In November 2019, the FASB deferred the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASU’s. Upon adoption of CECL, credit loss allowances may increase, which would decrease retained earnings and regulatory capital. The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses.

Management’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The Company’s management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with U.S. generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in reporting materially different amounts than would have been reported under a different alternative.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Bank operates sixteen banking centers as noted below:

Location	Address	Owned	Leased
Walnut Creek	4980 Old Pump Street, Walnut Creek, Ohio 44687	X
Winesburg	2225 U.S. 62, Winesburg, Ohio 44690	X
Sugarcreek	127 South Broadway, Sugarcreek, Ohio 44681	X
Charm	4440 C.R. 70, Charm, Ohio 44617	X
Clinton Commons	2102 Glen Drive, Millersburg, Ohio 44654		X
Berlin	4587 S.R. 39 Suite B, Berlin, Ohio 44610		X
South Clay	91 South Clay Street, Millersburg, Ohio 44654	X
Shreve	333 West South Street, Shreve, Ohio 44676	X
Orrville	119 West High Street, Orrville, Ohio 44667	X
Gnadenhutten	100 South Walnut Street, Gnadenhutten, Ohio 44629	X
New Philadelphia	635 West High Avenue, New Philadelphia, Ohio 44663	X
North Canton	1210 North Main Street, North Canton, Ohio 44720	X
Bolivar	11113 Fairoaks Road NE, Bolivar, Ohio 44612		X
Wooster	350 East Liberty Street, Wooster, Ohio 44691	X
Wooster	3562 Commerce Parkway, Wooster, Ohio 44691	X
Operations Center	91 North Clay Street, Millersburg, Ohio 44654	X

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’ S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information contained in the section captioned “Common Stock and Shareholder Information” on page 21 of CSB’s 2019 Annual Report is incorporated herein by reference.

PERFORMANCE GRAPH

The following graph compares the yearly stock change and the cumulative total shareholder return on CSB’s Common Shares during the five-year period ended December 31, 2019, with the cumulative total return on the Standard and Poor’s 500 Stock Index and the NASDAQ Community Bank Stock Index. The comparison assumes $100 was invested on December 31, 2014 in CSB’s Common Shares and in each of the indicated indices and assumes reinvestment of dividends.

	2014	2015	2016	2017	2018	2019
CSBB	$100	$115	$150	$164	$196	$214
S & P 500	100	101	114	138	131	174
NASDAQ Bank	100	110	152	156	133	164

ISSUER PURCHASES OF EQUITY SECURITIES

On July 7, 2005, CSB filed a Current Report on Form 8-K with the SEC announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of CSB’s Common Shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. The Stock Repurchase Program has no scheduled expiration date. CSB did not repurchase any of its Common Shares during 2019.

ITEM 6. SELECTED FINANCIAL DATA.

Information contained in the section captioned “Selected Financial Data” on page 8 of CSB’s 2019 Annual Report is incorporated herein by reference.

ITEM  7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information contained in the section captioned “2019 Financial Review” on pages 7 through 21 of the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information contained in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” on pages 17 through 19 of CSB’s 2019 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information contained in the Consolidated Financial Statements and related notes and the Report of Independent Registered Public Accounting Firm thereon, on pages 23 through 59 of CSB’s 2019 Annual Report is incorporated herein by reference.

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

Internal Control over Financial Reporting

Information contained in the Report On Management’s Assessment of Internal Control Over Financial Reporting and in the Report of Independent Registered Public Accounting Firm on pages 22 through 24 of CSB’s 2019 Annual Report is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended December 31, 2019, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, CSB’s 2019 internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 29, 2020 (the “2020 Annual Meeting”), is incorporated herein by reference from the information to be included under the captions “Proposal One – Election of Directors,” “Nominees for Election of Directors,” and “Directors Continuing in Office” in the Company’s definitive proxy statement relating to the 2020 Annual Meeting to be filed with the SEC (the “2020 Proxy Statement”) no later than 120 days after December 31, 2019. The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the information to be included under the caption “Executive Officers” in the 2020 Proxy Statement.

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

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders may recommend nominees to the Company’s Board of Directors can be found under the caption “Shareholder Recommendations” in the 2020 Proxy Statement. These procedures have not materially changed from those described in the 2019 Proxy Statement.

Audit Committee

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections “Membership and Meetings of the Board and its Committees” and the subsection “Committees of the Board of Directors – Audit Committee” in the 2020 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections “Discussion of Executive Compensation Programs” and “Executive Compensation and Other Information” and the subsection “Directors’ Compensation” under the section captioned “Membership and Meetings of the Board and its Committees” in the 2020 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Compensation Committee Interlocks and Insider Participation” in the 2020 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “The Compensation Committee Report” in the 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

None.

Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Certain Relationships and Related Transactions” in the 2020 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Membership and Meetings of the Board and its Committees” in the 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the section “Independent Registered Public Accounting Firm Fees” and subsection “Audit Committee Procedures for Pre-Approval of Services by the Independent Public Accounting Firm” in the 2020 Proxy Statement.

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The Consolidated Financial Statements (and report thereon) listed below are incorporated by reference from CSB Bancorp, Inc.’s 2019 Annual Report as noted:

Report of Independent Registered Public Accounting Firm (S.R. Snodgrass)	–	pgs. 23-24.
Consolidated Balance Sheets at December 31, 2019 and 2018	–	pg. 25.
Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017	–	pg. 26.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017	–	pg. 27.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017	–	pg. 27.
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	–	pgs. 28-29.
Notes to Consolidated Financial Statements	–	pgs. 30-59.

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

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

3.2.1	Amendment to Article VIII to the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form DEF 14A filed on March 25, 2009, Appendix A, file number 000-21714).

4*	Description of Capital Stock

10.1+	CSB Bancorp, Inc. Share Incentive Plan (incorporated by reference to registrant’s Form DEF 14A, filed on March 18, 2005, Appendix A, file number 000-21714).

10.2+

Employment Agreement between Paula Meiler and the Commercial and Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 25, 2013, Exhibit 10.2, file number 000-21714).

10.3+

Amendment to Employment Agreement between Paula Meiler and The Commercial & Savings Bank of Millersburg, Ohio (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 25, 2013, Exhibit 10.3, file number 000-21714).

10.4+	CSB Bancorp, Inc. Annual Incentive Plan (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 23, 2017, Exhibit 10.4, file number 000-21714).

10.5+	The Commercial & Savings Bank Deferred Compensation Plan (incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 26, 2019, Exhibit 10.1 file number 000-21714).

13*	CSB Bancorp, Inc. 2019 Annual Report to Shareholders

21*	Subsidiaries of CSB Bancorp, Inc.

23.1*	Consent of S.R. Snodgrass, P.C.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101

The following materials from CSB’s 2019 Annual Report to Shareholders formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*   Filed herewith.

** Furnished herewith.

+   Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

/s/ Eddie L. Steiner
Date: March 16, 2020	Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2020.

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