Form 10-Q
period 2020-03-31
CSB BANCORP INC /OH
filed 2020-05-08
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (   )         No (X)

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CSBB	OTCPink

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date.

Common stock, $6.25 par value	Outstanding at May 1, 2020, 2,742,350 common shares

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2020

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2020	2019
ASSETS
Cash and cash equivalents
Cash and due from banks	$18,277	$17,648
Interest-earning deposits in other banks	77,995	84,369
Total cash and cash equivalents	96,272	102,017
Securities
Available-for-sale, at fair value	108,263	112,146
Held-to-maturity (fair value 2020-$11,542; 2019-13,950)	11,242	13,869
Equity securities	79	92
Restricted stock, at cost	4,614	4,614
Total securities	124,198	130,721
Loans held for sale	256	622
Loans	555,320	551,633
Less allowance for loan losses	7,120	7,017
Net loans	548,200	544,616
Premises and equipment, net	12,387	12,040
Core deposit intangible	89	104
Goodwill	4,728	4,728
Bank-owned life insurance	19,023	18,894
Accrued interest receivable and other assets	4,888	4,941
TOTAL ASSETS	$810,041	$818,683
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$188,137	$197,780
Interest-bearing	483,025	485,766
Total deposits	671,162	683,546
Short-term borrowings	40,605	38,889
Other borrowings	6,206	6,330
Accrued interest payable and other liabilities	4,439	4,442
Total liabilities	722,412	733,207
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,742,350 shares 2020 and 2019	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	63,455	61,740
Treasury stock at cost: 238,252 shares 2020 and 2019	(4,780)	(4,780)
Accumulated other comprehensive income	510	72
Total shareholders' equity	87,629	85,476
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$810,041	$818,683

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2020	2019
INTEREST AND DIVIDEND INCOME
Loans, including fees	$6,850	$7,072
Taxable securities	609	587
Nontaxable securities	119	134
Other	239	175
Total interest and dividend income	7,817	7,968
INTEREST EXPENSE
Deposits	831	825
Short-term borrowings	41	93
Other borrowings	29	39
Total interest expense	901	957
NET INTEREST INCOME	6,916	7,011
PROVISION FOR LOAN LOSSES	178	285
Net interest income, after provision for loan losses	6,738	6,726
NON INTEREST INCOME
Service charges on deposit accounts	291	292
Trust services	230	224
Debit card interchange fees	375	347
Gain on sale of loans, net	114	79
Earnings on bank owned life insurance	129	83
Unrealized gain or (loss) on equity securities, net	(13)	6
Other income	217	193
Total noninterest income	1,343	1,224
NON INTEREST EXPENSES
Salaries and employee benefits	2,968	2,842
Occupancy expense	220	204
Equipment expense	135	137
Professional and director fees	330	339
Financial institutions and franchise tax expense	171	153
Marketing and public relations	127	117
Software expense	227	218
Debit card expense	140	127
Amortization of intangible assets	15	16
Other expenses	674	638
Total noninterest expenses	5,007	4,791
Income before income taxes	3,074	3,159
FEDERAL INCOME TAX PROVISION	591	619
NET INCOME	$2,483	$2,540
Basic and diluted net earnings per share	$0.91	$0.93

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Net income	$2,483	$2,540
Other comprehensive income
Unrealized gains arising during the period	540	749
Amortization of discount on securities transferred to held-to-maturity	14	15
Income tax effect	(116)	(160)
Other comprehensive income	438	604
Total comprehensive income	$2,921	$3,144

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Three Months Ended March 31, 2019
Balance, beginning of period	$18,629	$9,815	$54,288	$(4,784)	$(1,412)	$76,536
Net income	—	—	2,540	—	—	2,540
Other comprehensive income	—	—	—	—	604	604
Cash dividends declared, $0.26 per share	—	—	(713)	—	—	(713)
Balance, end of period	$18,629	$9,815	$56,115	$(4,784)	$(808)	$78,967
Three Months Ended March 31, 2020
Balance, beginning of period	$18,629	$9,815	$61,740	$(4,780)	$72	$85,476
Net income	—	—	2,483	—	—	2,483
Other comprehensive income	—	—	—	—	438	438
Cash dividends declared, $0.28 per share	—	—	(768)	—	—	(768)
Balance, end of period	$18,629	$9,815	$63,455	$(4,780)	$510	$87,629

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
NET CASH FROM OPERATING ACTIVITIES	$2,488	$1,894
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	10,338	1,836
Proceeds from repayments, held-to-maturity	2,635	477
Purchases, available-for-sale	(6,055)	(2,023)
Loan originations, net of repayments	(3,808)	870
Property, equipment, and software acquisitions	(551)	(976)
Purchase of bank-owned life insurance	—	(3,000)
Net cash provided by (used in) investing activities	2,559	(2,816)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(12,384)	844
Net change in short-term borrowings	1,716	(1,091)
Repayment of other borrowings	(124)	(152)
Net cash used in financing activities	(10,792)	(399)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,745)	(1,321)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	102,017	45,564
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96,272	$44,243
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$909	$921
Income taxes	—	—
Noncash financing activities:
Dividends declared	768	713
Lease adoption:
Right of use lease asset	—	477
Lease liability	—	469

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

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2020, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted.  The Annual Report for CSB for the year ended December 31, 2019, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying Consolidated Financial Statements.  The results of operations for the period ended March 31, 2020 are not necessarily indicative of the operating results for the full year or any future interim period.

Certain items in the prior-year financial statements were reclassified to conform to the current-year presentation.

REVENUE RECOGNITION

Management has determined the primary sources of revenue emanating from interest and dividend income on loans and securities along with noninterest revenue resulting from investment security gains, loan servicing, gains on the sale of loans, commitment fees, fees from financial guarantees, certain credit cards fees, and income on bank-owned life insurance are not within the scope of ASC 606. These sources of revenue comprise 88% of the total revenue of the Company. Services within the scope of ASC 606 include income from fiduciary activities, brokerage fees, service charges on deposit accounts, other fee income, ATM fees, interchange fees, and gain on sale of OREO, net. For these accounts, fees are related to specific customer transactions, or attributable to specific performance obligations of the Bank where revenue is recognized at a defined point in time upon completion of the requested service/transaction.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2016-13 - Financial Instruments - Credit Losses. The Update and all subsequent ASU’s that modified Topic 326, requires that financial assets be presented at the net amount expected to be collected (i.e. net of expected credit losses), eliminating the probable recognition threshold for credit losses on financial assets measured at amortized cost. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We expect the Update will result in an increase in the allowance for credit losses for the estimated life of the financial asset, including an estimate for debt securities. The amount of any increase will be impacted by the portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time. A cumulative-effect adjustment to retained earnings is required as of the beginning of the year of adoption. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. In November 2019, the FASB deferred the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASU’s.

ASU 2017-04 - Simplifying the Test for Goodwill Impairment. The Update, and all subsequent ASU’s, simplifies the goodwill impairment test.  Under the new guidance, Step 2 of the goodwill impairment process that requires an entity to determine the implied fair value of its goodwill by assigning fair value to all its assets and liabilities is eliminated. Instead, the entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance is effective for annual and interim goodwill tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted. In November 2019, the FASB deferred the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. This Update is not expected to have a material impact on the Company’s financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASU 2018-15 - Intangibles – Goodwill and Other – Internal-Use Software. This Update addresses customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This Update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The amendments in this Update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. In November 2019, the FASB deferred the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

ASU 2019-12 - Income Taxes. This update simplifies the accounting for income taxes, changes the accounting for certain tax transactions, and makes minor improvements to the codification. This Update provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized as a separate transaction. The Update also changes current guidance for making an intra-period allocation, if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income. For public business entities, the amendments in this Update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. This update is not expected to have a significant impact on the Company’s financial statements.

ASU 2020-4 – Reference Rate Reform (Topic 848).  This update provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consist of the following at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
March 31, 2020
Available-for-sale
U.S. Treasury security	$999	$21	$—	$1,020
U.S. Government agencies	2,000	3	—	2,003
Mortgage-backed securities of government agencies	74,328	1,104	(225)	75,207
Asset-backed securities of government agencies	910	—	(105)	805
State and political subdivisions	20,648	309	—	20,957
Corporate bonds	8,566	2	(297)	8,271
Total available-for-sale	107,451	1,439	(627)	108,263
Held-to-maturity
U.S. Government agencies	3,000	8	—	3,008
Mortgage-backed securities of government agencies	8,242	292	—	8,534
Total held-to-maturity	11,242	300	—	11,542
Equity securities	53	26	—	79
Restricted stock	4,614	—	—	4,614
Total securities	$123,360	$1,765	$(627)	124,498
December 31, 2019
Available-for-sale
U.S. Treasury security	$998	$1	$—	$999
U.S. Government agencies	5,500	—	(4)	5,496
Mortgage-backed securities of government agencies	75,676	326	(145)	75,857
Asset-backed securities of government agencies	934	—	(17)	917
State and political subdivisions	21,161	351	(1)	21,511
Corporate bonds	7,605	23	(262)	7,366
Total available-for-sale	111,874	701	(429)	112,146
Held-to-maturity
U.S. Government agencies	4,999	—	(6)	4,993
Mortgage-backed securities of government agencies	8,870	143	(56)	8,957
Total held-to-maturity	13,869	143	(62)	13,950
Equity securities	53	39	—	92
Restricted stock	4,614	—	—	4,614
Total securities	$130,410	$883	$(491)	$130,802

The amortized cost and fair value of debt securities at March 31, 2020, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$5,285	$5,283
Due after one through five years	11,542	11,649
Due after five through ten years	18,308	18,465
Due after ten years	72,316	72,866
Total debt securities available-for-sale	$107,451	$108,263
Held-to-maturity
Due after one through five years	$3,000	$3,008
Due after ten years	8,242	8,534
Total debt securities held-to-maturity	$11,242	$11,542

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (CONTINUED)

Securities with a fair value of approximately $87.6 million and $80.3 million were pledged at March 31, 2020 and December 31, 2019, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock.  The Bank’s investment in FHLB stock amounted to approximately $4.1 million at March 31, 2020 and December 31, 2019. Federal Reserve Bank stock was $471 thousand at March 31, 2020 and December 31, 2019.

There were no proceeds from sales of securities for the three month periods ending March 31, 2020 and 2019. All gains and losses recognized on equity securities during the three month periods were unrealized.

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2020
Available-for-sale
Mortgage-backed securities of government agencies	$(208)	$27,404	$(17)	$2,496	$(225)	$29,900
Asset-backed securities of government agencies	—	—	(105)	805	(105)	805
Corporate bonds	(7)	3,009	(290)	3,686	(297)	6,695
Total temporarily impaired securities	$(215)	$30,413	$(412)	$6,987	$(627)	$37,400
December 31, 2019
Available-for-sale
U.S. Government agencies	—	—	$(4)	$3,496	$(4)	$3,496
Mortgage-backed securities of government agencies	$(74)	$22,702	(71)	8,924	(145)	31,626
Asset-backed securities of government agencies	—	—	(17)	917	(17)	917
State and political subdivisions	—	—	(1)	653	(1)	653
Corporate bonds	—	—	(262)	3,712	(262)	3,712
Held-to-maturity
U.S. Government agencies	—	—	(6)	4,993	(6)	4,993
Mortgage-backed securities of government agencies	—	—	(56)	3,009	(56)	3,009
Total temporarily impaired securities	$(74)	$22,702	$(417)	$25,704	$(491)	$48,406

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (CONTINUED)

There were twenty-four securities in an unrealized loss position at March 31, 2020, nine of which were in a continuous loss position for twelve months or more.  At least quarterly, the Company conducts a comprehensive security-level impairment assessment.  The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities.  It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity.  As a result, management concluded that these securities were not other-than-temporarily impaired at March 31, 2020.

Note 3 – Loans

Loans consist of the following:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Commercial	$139,964	$137,114
Commercial real estate	192,387	196,748
Residential real estate	177,404	174,259
Construction & land development	26,516	23,960
Consumer	18,598	19,052
Total loans before deferred costs	554,869	551,133
Deferred loan costs	451	500
Total Loans	$555,320	$551,633

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

Loans serviced for others approximated $88.1 million and $95.7 million at March 31, 2020 and December 31, 2019, respectively.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets.  The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans.  As of March 31, 2020 and December 31, 2019, there were no concentrations of loans related to any single industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020 and 2019.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (CONTINUED)

For the three-month period ended March 31, 2020 the increased allocation across all categories was primarily related to worsening economic conditions and the increasing unemployment rate at the end of March associated with the COVID-19 pandemic.

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

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three months ended March 31, 2020
Beginning balance	$2,408	$2,153	$1,152	$203	$481	$620	$7,017
Provision for loan losses	212	147	209	52	87	(529)	178
Charge-offs	(15)	—	(15)	—	(57)		(87)
Recoveries	4	—	1	—	7		12
Net charge-offs	(11)	—	(14)	—	(50)		(75)
Ending balance	$2,609	$2,300	$1,347	$255	$518	$91	$7,120
Three months ended March 31, 2019
Beginning balance	$2,178	$1,791	$1,245	$258	$306	$129	$5,907
Provision for loan losses	(339)	17	(24)	(88)	83	636	285
Charge-offs	(5)	—	—	—	(65)		(70)
Recoveries	163	-	1	-	1		165
Net (charge-offs) recoveries	158	-	1	-	(64)		95
Ending balance	$1,997	$1,808	$1,222	$170	$325	$765	$6,287

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class, based on the impairment method as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
March 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$10	$18	$1	$—	$—	$—	$29
Collectively evaluated for impairment	2,599	2,282	1,346	255	518	91	7,091
Total ending allowance balance	$2,609	$2,300	$1,347	$255	$518	$91	$7,120
Loans:
Loans individually evaluated for impairment	$2,497	$2,577	$834	$—	$—		$5,908
Loans collectively evaluated for impairment	137,467	189,810	176,570	26,516	18,598		548,961
Total ending loans balance	$139,964	$192,387	$177,404	$26,516	$18,598		$554,869
December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$16	$17	$1	$—	$—	$—	$34
Collectively evaluated for impairment	2,392	2,136	1,151	203	481	620	6,983
Total ending allowance balance	$2,408	$2,153	$1,152	$203	$481	$620	$7,017
Loans:
Loans individually evaluated for impairment	$2,555	$2,637	$853	$—	$14		$6,059
Loans collectively evaluated for impairment	134,559	194,111	173,406	23,960	19,038		545,074
Total ending loans balance	$137,114	$196,748	$174,259	$23,960	$19,052		$551,133

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (CONTINUED)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total recorded investment[1]	Related Allowance
March 31, 2020
Commercial	$2,924	$2,489	$10	$2,499	$10
Commercial real estate	2,921	2,416	170	2,586	18
Residential real estate	1,010	577	259	836	1
Total impaired loans	$6,855	$5,482	$439	$5,921	$29
December 31, 2019
Commercial	$2,982	$2,541	$16	$2,557	$16
Commercial real estate	2,952	2,471	176	2,647	17
Residential real estate	1,024	457	396	853	1
Consumer	14	14	—	14	—
Total impaired loans	$6,972	$5,483	$588	$6,071	$34

[1]	includes principal, accrued interest, unearned fees, and origination costs

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Average recorded investment:
Commercial	$2,453	$861
Commercial real estate	2,556	2,289
Residential real estate	846	1,018
Consumer	9	3
Average recorded investment in impaired loans	$5,864	$4,171
Interest income recognized:
Commercial	$18	$13
Commercial real estate	2	3
Residential real estate	10	12
Interest income recognized on a cash basis on impaired loans	$30	$28

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (CONTINUED)

The following table presents the aging of past due loans and nonaccrual loans as of March 31, 2020 and December 31, 2019 by class of loans:

		Accruing Loans
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
March 31, 2020
Commercial	$138,544	$104	$—	$—	$1,316	$1,420	$139,964
Commercial real estate	189,953	80	—	—	2,354	2,434	192,387
Residential real estate	176,176	357	207	2	662	1,228	177,404
Construction & land development	26,516	—	—	—	—	—	26,516
Consumer	18,344	198	21	—	35	254	18,598
Total Loans	$549,533	$739	$228	$2	$4,367	$5,336	$554,869
December 31, 2019
Commercial	$135,707	$15	$—	$67	$1,325	$1,407	$137,114
Commercial real estate	194,157	186	—	—	2,405	2,591	196,748
Residential real estate	173,023	264	277	174	521	1,236	174,259
Construction & land development	23,960	—	—	—	—	—	23,960
Consumer	18,640	365	—	—	47	412	19,052
Total Loans	$545,487	$830	$277	$241	$4,298	$5,646	$551,133

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed.  Loans whose terms have been modified as TDR’s totaled $2.4 million as of March 31, 2020, and $2.5 million as of December 31, 2019, with $18 thousand of specific reserves allocated to those loans at March 31, 2020 and December 31, 2019, respectively.  At March 31, 2020, $2.1 million of the loans classified as TDR’s were performing in accordance with their modified terms.  Of the remaining $252 thousand, all were in nonaccrual of interest status.

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
For the Three months ended March 31, 2020
Commercial	1	$69	$69
Total Restructured Loans	1	$69	$69
For the Three months ended March 31, 2019
Consumer	1	$17	$17
Total Restructured Loans	1	$17	$17

The loans restructured were modified by changing the monthly payment to interest only and extending the maturity dates. There was one new TDR’s for the three month period ended March 31, 2020.

None of the loans restructured in 2019 defaulted in the first quarter of 2020. There was one loan in the amount of $200 thousand restructured in 2018 that subsequently defaulted in in the first quarter of 2019.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (CONTINUED)

Other real estate owned amounted to one property at $99 thousand at March 31, 2020 and December 31, 2019, respectively.  There were $44 thousand in consumer mortgage loans in the process of foreclosure at March 31, 2020 and $50 thousand at December 31, 2019.  There were no other repossessed assets at March 31, 2020 and December 31, 2019.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes commercial loans individually by classifying the loans as to credit risk.  This analysis includes commercial loans with an outstanding balance greater than $500 thousand.  This analysis is performed on an annual basis.  The Company uses the following definitions for risk ratings:

Pass.  Loans classified as pass (Cash Secured, Exceptional, Acceptable, Monitor, or Pass Watch) may exhibit a wide array of characteristics but at a minimum represent an acceptable risk to the Bank.  Borrowers in this rating may have leveraged but acceptable balance sheet positions, satisfactory asset quality, stable to favorable sales and earnings trends, acceptable liquidity and adequate cash flow.  Loans are considered fully collectible and require an average amount of administration.  While generally adhering to credit policy, these loans may exhibit occasional exceptions that do not result in undue risk to the Bank.  Borrowers are generally capable of absorbing setbacks, financial and otherwise, without the threat of failure.

Special Mention.  Assets assigned a Special Mention grade are not considered classified assets but are considered criticized.  These assets exhibit potential weaknesses that, deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.  Loans in this rating warrant special attention but have not yet reached the point of concern for loss.  These assets have deteriorated sufficiently to the point they would have difficulty refinancing elsewhere.  Similarly, purchasers of the business would not be eligible for bank financing unless they represent a significantly stronger credit risk.

Substandard.  Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either less than $500 thousand or are included in groups of homogeneous loans.  Based on the most recent analysis performed, the risk category of loans by class is as follows as of March 31, 2020 and December 31, 2019:

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (CONTINUED)

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
March 31, 2020
Commercial	$112,315	$8,402	$18,190	$—	$1,057	$139,964
Commercial real estate	170,352	7,221	13,615	—	1,199	192,387
Residential real estate	180	—	243	—	176,981	177,404
Construction & land development	22,626	99	—	—	3,791	26,516
Consumer	—	—	78	—	18,520	18,598
Total	$305,473	$15,722	$32,126	$—	$201,548	$554,869
December 31, 2019
Commercial	$110,731	$15,040	$10,295	$—	$1,048	$137,114
Commercial real estate	174,045	11,546	9,994	—	1,163	196,748
Residential real estate	183	—	237	—	173,839	174,259
Construction & land development	19,423	104	—	—	4,433	23,960
Consumer	—	—	73	—	18,979	19,052
Total	$304,382	$26,690	$20,599	$—	$199,462	$551,133

The following table presents loans that are not rated by class of loans as of March 31, 2020 and December 31, 2019.  Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non- Performing	Total
March 31, 2020
Commercial	$1,057	$—	$1,057
Commercial real estate	1,199	—	1,199
Residential real estate	176,574	407	176,981
Construction & land development	3,791	—	3,791
Consumer	18,520	—	18,520
Total	$201,141	$407	$201,548
December 31, 2019
Commercial	$1,048	$—	$1,048
Commercial real estate	1,163	—	1,163
Residential real estate	173,407	432	173,839
Construction & land development	4,433	—	4,433
Consumer	18,979	—	18,979
Total	$199,030	$432	$199,462

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	March 31,	December 31,
(Dollars in thousands)	2020	2019
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$40,807	$39,058
Repurchase agreements	40,605	38,889

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of March 31, 2020 and December 31, 2019 by level within the fair value hierarchy. No liabilities are carried at fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.  Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes.

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2020
Assets:
Securities available-for-sale
U.S. Treasury security	$1,020	$—	$—	$1,020
U.S. Government agencies	—	2,003	—	2,003
Mortgage-backed securities of government agencies	—	75,207	—	75,207
Asset-backed securities of government agencies	—	805	—	805
State and political subdivisions	—	20,957	—	20,957
Corporate bonds	—	8,271	—	8,271
Total available-for-sale securities	$1,020	$107,243	$—	$108,263
Equity securities	$33	$—	$—	$33

December 31, 2019
Assets:
Securities available-for-sale
U.S. Treasury security	$999	$—	$—	$999
U.S. Government agencies	—	5,496	—	5,496
Mortgage-backed securities of government agencies	—	75,857	—	75,857
Asset-backed securities of government agencies	—	917	—	917
State and political subdivisions	—	21,511	—	21,511
Corporate bonds	—	7,366	—	7,366
Total available-for-sale securities	$999	$111,147	$—	$112,146
Equity securities	$46	$—	$—	$46

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS – (CONTINUED)

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of March 31, 2020 and December 31, 2019, by level within the fair value hierarchy. An impaired loan is written down to fair value through the establishment of specific reserves or a charge down is taken to reduce the loan to fair value of the collateral (less estimated selling costs) and the loan is included in the following table as a Level III measurement.  Techniques used to value the collateral that secure the impaired loans include quoted market prices for identical assets classified as Level I inputs, and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs.  In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2020
Assets measured on a nonrecurring basis:
Other real estate owned	$—	$—	$99	$99

December 31, 2019
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$553	$553
Other real estate owned	—	—	99	99

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value. As of March 31, 2020 there were no impaired loans carried at fair value under the methods described above.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2020
			Appraisal adjustments [2]	-33%
Other real estate owned	$99	Appraisal of collateral [1]	Liquidation expense [2]	-10%
December 31, 2019
			Remaining term	3.9 yrs to 26.9 yrs / (16 yrs)
Impaired loans	$553	Discounted cash flow	Discount rate	3.5% to 6.0% / (5.3%)
			Appraisal adjustments [2]	-33%
Other real estate owned	99	Appraisal of collateral [1]	Liquidation expense [2]	-10%

[1]	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
[2]	Appraisals may be adjusted by management for qualitative factors. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments as of March 31, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
March 31, 2020
Financial assets
Cash and cash equivalents	$96,272	$96,272	$—	$—	$96,272
Securities available-for-sale	108,263	1,020	107,243	—	108,263
Securities held-to-maturity	11,242	—	11,542	—	11,542
Equity securities	79	33	—	46	79
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	256	256	—	—	256
Net loans	548,200	—	—	549,544	549,544
Bank-owned life insurance	19,023	19,023	—	—	19,023
Accrued interest receivable	1,611	1,611	—	—	1,611
Mortgage servicing rights	330	—	—	330	330
Financial liabilities
Deposits	$671,162	$544,849	$—	$128,022	$672,871
Short-term borrowings	40,605	40,605	—	—	40,605
Other borrowings	6,206	—	—	6,326	6,326
Accrued interest payable	119	119	—	—	119

December 31, 2019
Financial assets
Cash and cash equivalents	$102,017	$102,017	$—	$—	$102,017
Securities available-for-sale	112,146	999	111,147	—	112,146
Securities held-to-maturity	13,869	—	13,950	—	13,950
Equity securities	92	46	—	46	92
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	622	622	—	—	622
Net loans	544,616	—	—	542,981	542,981
Bank-owned life insurance	18,894	18,894	—	—	18,894
Accrued interest receivable	1,641	1,641	—	—	1,641
Mortgage servicing rights	328	—	—	328	328
Financial liabilities
Deposits	$683,546	$555,985	$—	$127,440	$683,425
Short-term borrowings	38,889	38,889	—	—	38,889
Other borrowings	6,330	—	—	6,273	6,273
Accrued interest payable	127	127	—	—	127

The Company also has unrecognized financial instruments at March 31, 2020 and December 31, 2019.  These financial instruments relate to commitments to extend credit and letters of credit.  The aggregated contract amount of such financial instruments was approximately $207.1 million at March 31, 2020 and $211.3 million at December 31, 2019.  Such amounts are also considered to be the fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three period ended March 31, 2020 and 2019:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three months ended March 31, 2020
Balance as of December 31, 2019	$92	$(20)	$72
Unrealized holding gain on available-for-sale securities arising during the period	540	(113)	427
Amortization of held-to-maturity discount resulting from transfer	14	(3)	11
Total other comprehensive income	554	(116)	438
Balance as of March 31, 2020	$646	$(136)	$510
Three months ended March 31,2019
Balance as of December 31, 2018	(1,786)	374	$(1,412)
Unrealized holding gain on available-for-sale securities arising during the period	749	(157)	592
Amortization of held-to-maturity discount resulting from transfer	15	(3)	12
Total other comprehensive income	764	(160)	604
Balance as of March 31, 2019	$(1,022)	$214	$(808)

NOTE 8 – SUBSEQUENT EVENTS

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2 trillion in economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  As a qualified SBA lender, we were automatically authorized to originate PPP loans.  An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10 million.  PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

As of May 5, 2020, we had disbursed approximately 667 loans for $91.6 million under the PPP.

Loan Modifications

As of May 5, we had modified 213 loans aggregating $65.7 million in loan principal, primarily consisting of three to four months deferral of principal and interest payments, and extension of maturity date. The classifications of loans modified were:  151 commercial loans totaling $61.7 million, 31 residential real estate loans totaling $3.4 million and 31 consumer loans totaling $559 thousand. All of the loans provided modifications were performing in accordance with their terms.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at March 31, 2020 as compared to December 31, 2019, and the consolidated results of operations for the three month period ended March 31, 2020 compared to the same period in 2019. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $810 million at March 31, 2020 as compared to $819 million at December 31, 2019. During the three month period ended March 31, 2020, net loans increased $4 million. Cash and cash equivalents, and securities decreased $12 million. Deposits and short-term borrowings decreased $11 million.

Net loans increased $4 million, or 1%, as combined commercial real estate and construction loans decreased $2 million, or -1%, and residential real estate loans increased $3 million, or 2%, from December 31, 2019. Commercial loans increased $3 million, or 2%, as business lines of credits drew based on normal seasonality. Consumers continued to refinance their mortgage loans for historically low long-term fixed rates while home purchase activity increased through the first half of March. Residential mortgage loan originations for the three months ended March 31, 2020 totaled $13 million, an increase from $12.5 million in originations during the three month period ended March 31, 2019. Originations sold into the secondary market were $4.2 million and $2.6 million, respectively during the three month periods ended March 31, 2020 and March 31, 2019. The Bank originates and sells primarily fixed-rate thirty year mortgages into the secondary market.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses increased $833 thousand from the year ago quarter to $7.1 million or 1.28% of total loans. The Company has not early adopted CECL which has been delayed for smaller reporting companies. Outstanding loan balances increased 1% to $555 million at March 31, 2020. Net charge-offs increased to $75 thousand, or an annualized 0.05% of average loans, in the current quarter compared to the $95 thousand recovery, or -0.07% in the year-ago quarter. We believe the allowance level is appropriate given the low level of problem loans and current composition of the overall loan portfolio.

Nonperforming loans increased to $4.4 million, or 0.79% of total loans from $3.2 million, or 0.58%, a year ago. The increase is a result of one commercial real estate credit facility for $1.5 million being placed on nonaccrual status during second quarter 2019. For the three months ending March 31, 2020 loans totaling $174 thousand were placed on nonaccrual status, there were $26 thousand in charge-downs recognized, and pay downs of $79 thousand were received.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2020	2019	2019
Non-performing loans	$4,369	$4,539	3,188
Other real estate	99	99	99
Repossessed assets	—	20	15
Allowance for loan losses	7,120	7,017	6,287
Total loans	555,320	551,632	548,220
Allowance for loan losses as a percentage of total loans	1.28%	1.27%	1.15%
Allowance for loan losses to total nonperforming loans	1.6x	1.5x	2.0x

The ratio of gross loans to deposits was 82.7% at March 31, 2020, compared to 80.7% at December 31, 2019.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $627 thousand within the available-for-sale and held-to-maturity portfolios as of March 31, 2020, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all embedded security impairments on March 31, 2020, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits decreased $12 million, or 2%, from December 31, 2019 with noninterest bearing deposits decreasing approximately $9 million and interest-bearing deposit accounts decreasing approximately $3 million. Total deposits as of March 31, 2020 are $64 million greater than March 31, 2019 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits of $11 million, interest-bearing demand deposits of $38 million, money market accounts of $3 million, savings of $6 million, and time deposits of $6 million.

Short-term borrowings consisting of overnight repurchase agreements with retail customers increased $1 million to $41 million at March 31, 2020 as compared to December 31, 2019 and other borrowings decreased $124 thousand as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $88 million, or 10.8%, of total assets at March 31, 2020 up from December 31, 2019. The increase in shareholders’ equity during the three months ending March 31, 2020 was due to net income of $2.5 million and an increase in accumulated other comprehensive income of $438 thousand offset by dividends declared of $768 thousand. The Company and the Bank met all regulatory capital requirements at March 31, 2020.

RESULTS OF OPERATIONS

Three months ended March 31, 2020 and 2019

For the quarters ended March 31, 2020 and 2019, the Company recorded net income of $2.5 million and $2.5 million and $0.91 and $0.93 per share, respectively. The $57 thousand decrease in net income for the period was primarily the result of a $95 thousand decrease in net interest income and an increase of $216 thousand in other noninterest expenses. The decreases were partially offset by an increase of $119 thousand in other noninterest income, a decrease in the provision for loan losses of $107 thousand and a $28 thousand decrease in federal income tax provision.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Return on average assets and return on average equity were 1.23% and 11.47%, respectively, for the three month period of 2020, compared to 1.41% and 13.20%, respectively for the same quarter in 2019.

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended March 31,
	2020			2019
(Dollars in thousands)	Average balance [1]	Interest	Average rate [2]	Average balance [1]	Interest	Average rate [2]
ASSETS
Federal funds sold	$—	$—	0.00%	$400	$3	2.53%
Interest-earning deposits	75,817	239	1.27	26,442	172	2.64
Taxable securities	104,474	609	2.34	87,058	586	2.73
Tax-exempt securities [4]	21,186	151	2.87	23,132	170	2.98
Loans [3,4]	560,142	6,855	4.92	550,483	7,075	5.21
Total interest-earning assets	761,619	7,854	4.15%	687,515	8,006	4.72%
Noninterest-earning assets	50,790			42,666
TOTAL ASSETS	$812,409			$730,181

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$160,932	143	0.36%	118,844	113	0.39%
Savings deposits	201,450	128	0.26	188,255	258	0.56
Time deposits	127,198	560	1.77	118,961	454	1.55
Borrowed funds	43,582	70	0.65	45,403	132	1.18
Total interest-bearing liabilities	533,162	901	0.68%	471,463	957	0.82%
Noninterest-bearing demand deposits	188,510			177,779
Other liabilities	3,647			2,901
Shareholders' Equity	87,090			78,038
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$812,409			$730,181
Taxable equivalent net interest income		$6,953			$7,049
Taxable equivalent net interest spread			3.47%			3.90%
Taxable equivalent net interest margin			3.67%			4.16%

1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Interest income is shown on a fully tax-equivalent basis.

Interest income for the quarter ended March 31, 2020, was $7.8 million representing a $151 thousand decrease, or a 2% decline, compared to the same period in 2019. This decrease was primarily due to average loan rates decreasing 29 basis points partially offset by a volume increase of $10 million for the quarter ended March 31, 2020 as compared to the first quarter 2019. Interest expense for the quarter ended March 31, 2020 was $901 thousand, a decrease of $56 thousand, or 6%, from the same period in 2019. The decrease in interest expense occurred primarily due to a decrease in rates on all deposit liabilities except time deposits for the quarter ended March 31, 2020.

For the quarter ended March 31, 2020, the provision for loan losses was $178 thousand, compared to a provision of $285 thousand provision for the same quarter in 2019. At December 31, 2019 the allowance had an unallocated reserve portion that was allocated during first quarter 2020 including a qualitative factor for the developing Covid-19 pandemic.  For more discussion see Financial Condition. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-ffs and current economic trends.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest income for the quarter ended March 31, 2020, was $1.3 million, an increase of $119 thousand, or 10%, compared to the same quarter in 2019. Earnings on bank owned life insurance increased $46 thousand for the first quarter 2020 a result of adding policies in 2019. The gain on the sale of mortgage loans to the secondary market increased by $35 thousand for the quarter ended March 31, 2020 as additional loan volume was sold into the secondary market. Debit card interchange income increased $28 thousand, or 8%, with greater fees generated from usage in the first quarter of 2020. Fees from trust and brokerage services increased $6 thousand to $230 thousand for the first quarter 2020 as compared to the same quarter in 2019. Service charges on deposit accounts decreased $1 thousand, or less than 1%, compared to the same quarter in 2019 primarily from a volume decrease in overdraft fees.

Noninterest expenses for the quarter ended March 31, 2020 increased $216 thousand, or 5%, compared to the first quarter of 2019. Salaries and employee benefits increased $126 thousand, or 4%, a result of increases in employees, base salary, and other benefits. The Ohio financial institutions tax increased $18 thousand in the first quarter due to the Company’s increased capital base. Marketing and public relations expense increased $10 thousand, or 9%, primarily due to brand recognition initiatives and the opening of a new banking center. Debit card expenses increased $13 thousand, or 10%, compared to the first quarter 2019 with increased volume. Software expense rose $9 thousand quarter over quarter with additional investment. Occupancy expense increased $16 thousand in 2020 over the first quarter of 2019. Professional and director fees decreased $9 thousand for the quarter ended March 31, 2020 as compared to the first quarter 2019.

Federal income tax expense decreased $28 thousand, or 5%, for the quarter ended March 31, 2020 as compared to the first quarter of 2019. The provision for income taxes was $591 thousand (effective rate of 19%) for the quarter ended March 31, 2020, compared to $619 thousand (effective rate of 19%) for the same quarter ended 2019.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 10.3% at March 31, 2020 compared with 9.9% at December 31, 2019.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020 the Company and the Bank met all capital adequacy requirements to which they were subject.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During October 2019, the federal banking agencies adopted an optional community bank leverage ratio (“CBLR”).  Depository institutions and depository institution holding companies, that have less than $10 billion in total consolidated assets and have a tier 1 leverage ratio of greater than 9 percent, are considered qualifying community banking organizations and are eligible to opt into the community bank leverage ratio framework.  Additionally, such insured depository institutions are considered to have satisfied the risk-based and leverage capital requirements and will be considered well-capitalized under the rule, effective January 1, 2020.  The Company met the well-capitalized ratios under the new standard at both March 31, 2020 and December 31, 2019, but has not elected to opt-in to the CBLR framework as of March 31, 2020.

	Capital Ratios
	March 31, 2020	December 31, 2019
Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	14.5	14.3
Bank	14.3	14.1

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	14.5	14.3
Bank	14.3	14.1

Total Capital To Risk Weighted Assets Ratio
Consolidated	15.7	15.5
Bank	15.5	15.3

Tier 1 Leverage Ratio
Consolidated	10.2	10.0
Bank	10.1	9.9

LIQUIDITY

(Dollars in millions)	March 31, 2020	December 31, 2019	Change
Cash and cash equivalents	$96	$102	$(6)
Available from FHLB	100	97	3
Unpledged AFS securities at fair market value	46	61	(15)
	$242	$260	$(18)
Net deposits and short-term liabilities	$652	$673	$(21)
Liquidity ratio	37.2	38.6
Minimum board approved liquidity ratio	20.0	20.0

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

The liquidity ratio was 37.2% and 38.6% at March 31, 2020 and December 31, 2019.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COVID-19 added market risk disclosure which should be read with the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. While 2020 began with increased loan demand and strong employment, the economic picture reversed sharply as coronavirus wreaked havoc and became the lead story by mid-March. A series of emergency health orders for public safety curtailed nonessential activity and had the effect of shutting down vast swaths of Ohio’s economy, resulting in more than 8% of Ohio’s active workforce filing for unemployment during the last two weeks of March alone. We anticipate that second quarter will be very difficult for many small businesses, organizations and households, and are focused on working to address the financial needs within our primary market areas during this extraordinarily challenging health crisis. This pandemic may affect the Company’s employee base which has been dispersed amongst different buildings and home to ensure no one department could be disrupted by illness. The lack of economic activity, layoffs, and illness among businesses may have a material adverse effect on the Company’s business.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. All balance sheet positions and interest rate projections are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -200 through +400 basis point changes, in 100 basis point increments, in market interest rates at March 31, 2020 and December 31, 2019. The net interest income reflected is for the first twelve-month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

March 31, 2020
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$26,615	$(675)	(2.5)	+/- 25%
+300	26,980	(310)	(1.1)	+/-15
+200	26,969	(321)	(1.2)	+/-10
+100	27,087	(203)	(0.7)	+/-5
0	27,290	—	—	—
-100	27,177	(113)	(0.4)	+/-5
-200	26,800	(490)	(1.8)	+/-10

December 31, 2019
+400	$30,266	$1,481	5.1	+/- 25%
+300	29,958	1,173	4.2	+/-15
+200	29,599	814	3.0	+/-10
+100	29,208	423	1.5	+/-5
0	28,785	—	—	—
-100	27,955	(830)	(2.9)	+/-5
-200	26,767	(2,018)	(7.0)	+/-10

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

Quarter ended March 31, 2020

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A - RISK FACTORS.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than the COVID-19 developments previously discussed under Item 3 - Quantitative and Qualitative Disclosures About Market Risk in Part I of this report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. No repurchases were made during the quarterly period ended March 31, 2020.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended March 31, 2020

PART II – OTHER INFORMATION

ITEM 6 - Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 000-21714).
3.1.1

Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 30, 1999, Exhibit 3.1.1, file number 000-21714).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).

4.0	Description of Capital Stock (incorporated by reference to registrants Annual Report on Form 10-K filed on March 16, 2020, Exhibit 4.0, file number 000-21714).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets: (ii) Consolidated Statements of Income: (iii) Consolidated Statements of Comprehensive Income: (iv) Consolidated Statements of Changes in Shareholders’ Equity: (v) Condensed Consolidated Statements of Cash Flows: and (vi) Notes to Consolidated Financial Statements.

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	May 8, 2020	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	May 8, 2020	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer