Form 10-Q
period 2020-06-30
CSB BANCORP INC /OH
filed 2020-08-10
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-21714

CSB Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Ohio	34-1687530
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
91 North Clay Street, P.O. Box 232 Millersburg, OH	44654
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 674-9015

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $6.25 par value	CSBB	OTCPink

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of August 1, 2020, the registrant had 2,742,350 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2020

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2020	2019
ASSETS
Cash and cash equivalents
Cash and due from banks	$17,259	$17,648
Interest-earning deposits in other banks	156,566	84,369
Total cash and cash equivalents	173,825	102,017
Securities
Available-for-sale, at fair value	103,202	112,146
Held-to-maturity (fair value 2020-$11,120; 2019-13,950)	10,871	13,869
Equity securities	83	92
Restricted stock, at cost	4,614	4,614
Total securities	118,770	130,721
Loans held for sale	1,678	622
Loans	636,799	551,633
Less allowance for loan losses	7,835	7,017
Net loans	628,964	544,616
Premises and equipment, net	12,593	12,040
Core deposit intangible	74	104
Goodwill	4,728	4,728
Bank-owned life insurance	19,153	18,894
Accrued interest receivable and other assets	5,394	4,941
TOTAL ASSETS	$965,179	$818,683

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$254,868	$197,780
Interest-bearing	561,093	485,766
Total deposits	815,961	683,546
Short-term borrowings	43,865	38,889
Other borrowings	9,865	6,330
Accrued interest payable and other liabilities	5,521	4,442
Total liabilities	875,212	733,207
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,742,350 shares 2020 and 2019	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	65,293	61,740
Treasury stock at cost: 238,252 shares 2020 and 2019	(4,780)	(4,780)
Accumulated other comprehensive income	1,010	72
Total shareholders' equity	89,967	85,476
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$965,179	$818,683

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,105	$7,185	$13,955	$14,257
Taxable securities	470	584	1,090	1,171
Nontaxable securities	125	134	233	268
Other	31	218	270	393
Total interest and dividend income	7,731	8,121	15,548	16,089
INTEREST EXPENSE
Deposits	673	921	1,504	1,746
Short-term borrowings	16	93	60	186
Other borrowings	30	36	56	75
Total interest expense	719	1,050	1,620	2,007
NET INTEREST INCOME	7,012	7,071	13,928	14,082
PROVISION FOR LOAN LOSSES	717	285	895	570
Net interest income, after provision for loan losses	6,295	6,786	13,033	13,512
NON INTEREST INCOME
Service charges on deposit accounts	211	313	501	605
Trust services	196	212	427	436
Debit card interchange fees	400	369	776	716
Gain on sale of loans, net	508	76	622	155
Earnings on bank owned life insurance	131	122	259	205
Unrealized gain or (loss) on equity securities, net	4	(2)	(9)	4
Other income	191	223	408	416
Total noninterest income	1,641	1,313	2,984	2,537
NON INTEREST EXPENSES
Salaries and employee benefits	2,676	2,915	5,644	5,757
Occupancy expense	244	205	464	409
Equipment expense	198	143	333	280
Professional and director fees	282	308	611	647
Financial institutions and franchise tax expense	171	153	342	306
Marketing and public relations	65	139	193	256
Software expense	259	232	485	450
Debit card expense	146	132	286	259
Amortization of intangible assets	15	16	30	32
FDIC insurance expense	12	48	12	98
Other expenses	641	609	1,316	1,197
Total noninterest expenses	4,709	4,900	9,716	9,691
Income before income taxes	3,227	3,199	6,301	6,358
FEDERAL INCOME TAX PROVISION	621	613	1,212	1,232
NET INCOME	$2,606	$2,586	$5,089	$5,126
Basic and diluted net earnings per share	$0.95	$0.94	$1.86	$1.87

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income	$2,606	$2,586	$5,089	$5,126
Other comprehensive income
Unrealized gains arising during the period	617	762	1,157	1,511
Amortization of discount on securities transferred to held-to-maturity	16	15	30	30
Income tax effect	(133)	(163)	(249)	(323)
Other comprehensive income	500	614	938	1,218
Total comprehensive income	$3,106	$3,200	$6,027	$6,344

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Three Months Ended June 30, 2020
Balance, beginning of period	$18,629	$9,815	$63,455	$(4,780)	$510	$87,629
Net income	—	—	2,606	—	—	2,606
Other comprehensive income	—	—	—	—	500	500
Cash dividends declared, $0.28 per share	—	—	(768)	—	—	(768)
Balance, end of period	$18,629	$9,815	$65,293	$(4,780)	$1,010	$89,967
Six Months Ended June 30, 2020
Balance, beginning of period	$18,629	$9,815	$61,740	$(4,780)	$72	$85,476
Net income	—	—	5,089	—	—	5,089
Other comprehensive income	—	—	—	—	938	938
Cash dividends declared, $0.56 per share	—	—	(1,536)	—	—	(1,536)
Balance, end of period	$18,629	$9,815	$65,293	$(4,780)	$1,010	$89,967
Three Months Ended June 30, 2019
Balance, beginning of period	$18,629	$9,815	$56,115	$(4,784)	$(808)	$78,967
Net income	—	—	2,586	—	—	2,586
Other comprehensive income	—	—	—	—	614	614
Issuance of 108 treasury shares	—	—	—	4	—	4
Cash dividends declared, $0.26 per share	—	—	(713)	—	—	(713)
Balance, end of period	$18,629	$9,815	$57,988	$(4,780)	$(194)	$81,458
Six Months Ended June 30, 2019
Balance, beginning of period	$18,629	$9,815	$54,288	$(4,784)	$(1,412)	$76,536
Net income	—	—	5,126	—	—	5,126
Other comprehensive income	—	—	—	—	1,218	1,218
Issuance of 108 treasury shares	—	—	—	4	—	4
Cash dividends declared, $0.52 per share	—	—	(1,426)	—	—	(1,426)
Balance, end of period	$18,629	$9,815	$57,988	$(4,780)	$(194)	$81,458

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
NET CASH FROM OPERATING ACTIVITIES	$7,635	$4,500
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	25,028	6,268
Proceeds from repayments, held-to-maturity	6,437	1,045
Purchases, available-for-sale	(15,272)	(5,705)
Purchases, held-to-maturity	(3,425)	—
Loan originations, net of repayments	(87,808)	(1,587)
Proceeds from sale of equipment	24	—
Property, equipment, and software acquisitions	(969)	(2,039)
Purchase of bank-owned life insurance	—	(3,000)
Net cash used in investing activities	(75,985)	(5,018)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	132,415	16,830
Net change in short-term borrowings	4,976	(1,941)
Proceeds from other borrowings	5,000	—
Repayment of other borrowings	(1,465)	(1,949)
Cash dividends paid	(768)	(713)
Issuance of treasury stock	—	4
Net cash provided by financing activities	140,158	12,231
NET INCREASE IN CASH AND CASH EQUIVALENTS	71,808	11,713
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	102,017	45,564
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$173,825	$57,277
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,645	$1,969
Income taxes	—	1,475
Noncash financing activities:
Dividends declared	768	713
Lease adoption:
Right of use lease asset	—	450
Lease liability	—	424

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

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2020, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted.  The Annual Report for CSB for the year ended December 31, 2019, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements.  The results of operations for the periods ended June 30, 2020 are not necessarily indicative of the operating results for the full year or any future interim period.

Certain items in the prior-year financial statements were reclassified to conform to the current-year presentation. Such reclassifications had no effect on net income or shareholders’ equity.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

In preparing the Consolidated Financial Statements, in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Balance Sheets and reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates. The most significant estimates susceptible to change in the near term relate to management’s determination of the allowance for loan losses and the fair value of financial instruments.

REVENUE RECOGNITION

Management has determined the primary sources of revenue emanating from interest and dividend income on loans and securities along with noninterest revenue resulting from investment security gains, loan servicing, gains on the sale of loans, commitment fees, fees from financial guarantees, certain credit cards fees, and income on bank-owned life insurance are not within the scope of ASC 606. These sources of revenue comprise 89% of the total revenue of the Company. Services within the scope of ASC 606 include income from fiduciary activities, brokerage fees, service charges on deposit accounts, other fee income, ATM fees, interchange fees, and gain on sale of OREO, net. For these accounts, fees are related to specific customer transactions, or attributable to specific performance obligations of the Bank where revenue is recognized at a defined point in time upon completion of the requested service/transaction.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consist of the following at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
June 30, 2020
Available-for-sale
U.S. Treasury security	$999	$19	$—	$1,018
Mortgage-backed securities of government agencies	74,063	1,362	(211)	75,214
Asset-backed securities of government agencies	895	—	(64)	831
State and political subdivisions	18,828	549	—	19,377
Corporate bonds	6,988	56	(282)	6,762
Total available-for-sale	101,773	1,986	(557)	103,202
Held-to-maturity
Mortgage-backed securities of government agencies	7,446	264	(15)	7,695
State and political subdivisions	3,425	—	—	3,425
Total held-to-maturity	10,871	264	(15)	11,120
Equity securities	53	30	—	83
Restricted stock	4,614	—	—	4,614
Total securities	$117,311	$2,280	$(572)	$119,019
December 31, 2019
Available-for-sale
U.S. Treasury security	$998	$1	$—	$999
U.S. Government agencies	5,500	—	(4)	5,496
Mortgage-backed securities of government agencies	75,676	326	(145)	75,857
Asset-backed securities of government agencies	934	—	(17)	917
State and political subdivisions	21,161	351	(1)	21,511
Corporate bonds	7,605	23	(262)	7,366
Total available-for-sale	111,874	701	(429)	112,146
Held-to-maturity
U.S. Government agencies	4,999	—	(6)	4,993
Mortgage-backed securities of government agencies	8,870	143	(56)	8,957
Total held-to-maturity	13,869	143	(62)	13,950
Equity securities	53	39	—	92
Restricted stock	4,614	—	—	4,614
Total securities	$130,410	$883	$(491)	$130,802

The amortized cost and fair value of debt securities at June 30, 2020, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$3,679	$3,722
Due after one through five years	10,258	10,394
Due after five through ten years	16,003	16,293
Due after ten years	71,833	72,793
Total debt securities available-for-sale	$101,773	$103,202
Held-to-maturity
Due in one year or less	$3,425	$3,425
Due after ten years	7,446	7,695
Total debt securities held-to-maturity	$10,871	$11,120

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (CONTINUED)

Securities with a fair value of approximately $89.6 million and $80.3 million were pledged at June 30, 2020 and December 31, 2019, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock.  The Bank’s investment in FHLB stock amounted to approximately $4.1 million at June 30, 2020 and December 31, 2019. Federal Reserve Bank stock was $471 thousand at June 30, 2020 and December 31, 2019.

There were no proceeds from sales of securities for the six month periods ending June 30, 2020 and 2019. All gains and losses recognized on equity securities during the six month periods were unrealized.

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2020
Available-for-sale
Mortgage-backed securities of government agencies	$(197)	$21,770	$(14)	$1,672	$(211)	$23,442
Asset-backed securities of government agencies	—	—	(64)	831	(64)	831
Corporate bonds	—	—	(282)	3,695	(282)	3,695
Held-to-maturity
Mortgage-backed securities of government agencies	(15)	2,076	—	—	(15)	2,076
Total temporarily impaired securities	$(212)	$23,846	$(360)	$6,198	$(572)	$30,044
December 31, 2019
Available-for-sale
U.S. Government agencies	$—	$—	$(4)	$3,496	$(4)	$3,496
Mortgage-backed securities of government agencies	(74)	22,702	(71)	8,924	(145)	31,626
Asset-backed securities of government agencies	—	—	(17)	917	(17)	917
State and political subdivisions	—	—	(1)	653	(1)	653
Corporate bonds	—	—	(262)	3,712	(262)	3,712
Held-to-maturity
U.S. Government agencies	—	—	(6)	4,993	(6)	4,993
Mortgage-backed securities of government agencies	—	—	(56)	3,009	(56)	3,009
Total temporarily impaired securities	$(74)	$22,702	$(417)	$25,704	$(491)	$48,406

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (CONTINUED)

There were twenty-three securities in an unrealized loss position at June 30, 2020, nine of which were in a continuous loss position for twelve months or more.  At least quarterly, the Company conducts a comprehensive security-level impairment assessment.  The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities.  It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity.  As a result, management concluded that these securities were not other-than-temporarily impaired at June 30, 2020.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Commercial	$215,139	$137,114
Commercial real estate	198,948	196,748
Residential real estate	177,799	174,259
Construction & land development	28,123	23,960
Consumer	18,851	19,052
Total loans before deferred costs	638,860	551,133
Deferred loan (fees) costs	(2,061)	500
Total Loans	$636,799	$551,633

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loan

With respect to loans to developers and builders that are secured by non-owner occupied properties, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success.  Construction and land development loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners.  Construction and land development loans are generally based upon estimates of costs and value associated with the completed project.  These estimates may be inaccurate.

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

Loans serviced for others approximated $96.7 million and $95.7 million at June 30, 2020 and December 31, 2019, respectively.

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020 and provides over $2 trillion in economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of June 30, 2020, the Company had 752 PPP loans with outstanding principal balances of $91.1 million. The PPP loans are 100% guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category with no allowance for loan losses allocated.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $3.2 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets.  The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans.  As of June 30, 2020 and December 31, 2019, there were no concentrations of loans related to any single industry.

The Company has identified industries that could be at a higher risk due to the COVID-19 pandemic. As of June 30, 2020 the total balance of loans to COVID-19 affected businesses was $36.2 million, with $31.6 million in loans to businesses in the hotel industry.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2020 and 2019.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three and six month periods ended June 30, 2020 the decrease in the provision for loan losses for commercial loans and the increase for commercial real estate loans was due to the reallocation of allowance related to loans affected by the COVID-19 pandemic. The increase in all other categories is primarily related to the slowing economy and the continuing elevated unemployment rates associated with the pandemic.

The decrease in the provision for loan losses for the six months ended June 30, 2019 for commercial loans was primarily due to a recovery related to one loan relationship which contributed to declining historical losses of loans in this category. The decrease in the provision related to construction and land development loans and the increase for commercial real estate loans was primarily due to the change in loan balances as construction projects were completed and transferred to permanent financing. The increase in the provision for consumer loans was related to increasing charge-offs as well as an increase in historical losses partially offset by lower delinquencies.

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer		Unallocated	Total
Three months ended June 30, 2020
Beginning balance	$2,609	$2,300	$1,347	$255	$518		$91	$7,120
Provision for loan losses	(343)	480	237	82	2		259	717
Charge-offs	(4)	—	—	—	(12)			(16)
Recoveries	4	1	1	—	8			14
Net charge-offs	—	1	1	—	(4)			(2)
Ending balance	$2,266	$2,781	$1,585	$337	$516		$350	$7,835
Six months ended June 30, 2020
Beginning balance	$2,408	$2,153	$1,152	$203	$481		$620	$7,017
Provision for loan losses	(131)	627	446	134	89		(270)	895
Charge-offs	(19)	—	(15)	—	(69)			(103)
Recoveries	8	1	2	—	15			26
Net recoveries	(11)	1	(13)	—	(54)			(77)
Ending balance	$2,266	$2,781	$1,585	$337	$516	$	$350	$7,835
Three months ended June 30, 2019
Beginning balance	$1,997	$1,808	$1,222	$170	$325		$765	$6,287
Provision for loan losses	277	138	5	(66)	46		(115)	285
Charge-offs	(11)	—	—	—	(43)			(54)
Recoveries	4	—	2	—	13			19
Net (charge-offs) recoveries	(7)	—	2	—	(30)			(35)
Ending balance	$2,267	$1,946	$1,229	$104	$341		$650	$6,537
Six months ended June 30, 2019
Beginning balance	$2,178	$1,791	$1,245	$258	$306		$129	$5,907
Provision for loan losses	(62)	155	(19)	(154)	129		521	570
Charge-offs	(16)	—	—	—	(108)			(124)
Recoveries	167	—	3	—	14			184
Net charge-offs	151	—	3	—	(94)			60
Ending balance	$2,267	$1,946	$1,229	$104	$341		$650	$6,537

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class, based on the impairment method as of June 30, 2020 and December 31, 2019:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
June 30, 2020
Allowance for loan losses:
Individually evaluated for impairment	$6	$19	$1	$—	$7	$—	$33
Collectively evaluated for impairment	2,260	2,762	1,584	337	509	350	7,802
Total ending allowance balance	$2,266	$2,781	$1,585	$337	$516	$350	$7,835
Loans:
Loans individually evaluated for impairment	$2,465	$2,596	$728	$—	$146		$5,935
Loans collectively evaluated for impairment	212,674	196,352	177,071	28,123	18,705		632,925
Total ending loans balance	$215,139	$198,948	$177,799	$28,123	$18,851		$638,860
December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$16	$17	$1	$—	$—	$—	$34
Collectively evaluated for impairment	2,392	2,136	1,151	203	481	620	6,983
Total ending allowance balance	$2,408	$2,153	$1,152	$203	$481	$620	$7,017
Loans:
Loans individually evaluated for impairment	$2,555	$2,637	$853	$—	$14		$6,059
Loans collectively evaluated for impairment	134,559	194,111	173,406	23,960	19,038		545,074
Total ending loans balance	$137,114	$196,748	$174,259	$23,960	$19,052		$551,133

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2020 and December 31, 2019:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total recorded investment[1]	Related Allowance
June 30, 2020
Commercial	$2,899	$2,281	$183	$2,464	$6
Commercial real estate	2,968	2,363	241	2,604	19
Residential real estate	920	549	180	729	1
Consumer	148	—	151	151	7
Total impaired loans	$6,935	$5,193	$755	$5,948	$33
December 31, 2019
Commercial	$2,982	$2,541	$16	$2,557	$16
Commercial real estate	2,952	2,471	176	2,647	17
Residential real estate	1,024	457	396	853	1
Consumer	14	14	—	14	—
Total impaired loans	$6,972	$5,483	$588	$6,071	$34

[1]	includes principal, accrued interest, unearned fees, and origination costs

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Average recorded investment:
Commercial	$2,523	$1,582	$2,488	$1,228
Commercial real estate	2,550	2,152	2,553	2,233
Residential real estate	820	943	833	986
Consumer	95	15	52	9
Average recorded investment in impaired loans	$5,988	$4,692	$5,926	$4,456
Interest income recognized:
Commercial	$19	$28	$37	$37
Commercial real estate	4	3	6	6
Residential real estate	9	12	19	23
Consumer	1	—	1	—
Interest income recognized on a cash basis on impaired loans	$33	$43	$63	$66

The following table presents the aging of past due loans and nonaccrual loans as of June 30, 2020 and December 31, 2019 by class of loans:

		Accruing Loans
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
June 30, 2020
Commercial	$213,726	$4	$3	$25	$1,381	$1,413	$215,139
Commercial real estate	196,634	11	—	—	2,303	2,314	198,948
Residential real estate	176,946	202	10	—	641	853	177,799
Construction & land development	28,123	—	—	—	—	—	28,123
Consumer	18,795	23	1	—	32	56	18,851
Total Loans	$634,224	$240	$14	$25	$4,357	$4,636	$638,860
December 31, 2019
Commercial	$135,707	$15	$—	$67	$1,325	$1,407	$137,114
Commercial real estate	194,157	186	—	—	2,405	2,591	196,748
Residential real estate	173,023	264	277	174	521	1,236	174,259
Construction & land development	23,960	—	—	—	—	—	23,960
Consumer	18,640	365	—	—	47	412	19,052
Total Loans	$545,487	$830	$277	$241	$4,298	$5,646	$551,133

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

CARES Act Loan Modifications

The table below summarizes the Company’s deferral activity at June 30, 2020 under the COVID-19 related loan modification program to customers.  Loan modifications consist of three to four months deferral of principal and interest payments, and extension of maturity date.  All loans provided modifications were performing in accordance with their terms at the time of modification.  In accordance with the CARES Act, these loans are not required to be evaluated as TDR’s.

	June 30, 2020
	Deferred	Outstanding
(Dollars in thousands)	# of loans	Portfolio	Deferred	%
Commercial:
Commercial	72	$215,139	$10,450	5
Commercial real estate	77	198,948	51,645	26
Construction	3	28,123	535	2
Total Commercial	152	442,210	62,630	14
Consumer:
Residential real estate	33	177,799	3,663	2
RV	12	9,271	254	3
Other consumer	15	9,580	211	2
Total Consumer	60	196,650	4,128	2
Total Loans	212	$638,860	$66,758	10

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed.  Loans whose terms have been modified as TDR’s totaled $2.4 million as of June 30, 2020, and $2.5 million as of December 31, 2019, with $31 thousand of specific reserves allocated to those loans at June 30, 2020 and $18 thousand at December 31, 2019, respectively.  At June 30, 2020, $2.1 million of the loans classified as TDR’s were performing in accordance with their modified terms.  Of the remaining $327 thousand, all were in nonaccrual of interest status.

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
For the Three months ended June 30, 2020
Commercial	4	$112	$112
Commercial Real Estate	1	80	80
Residential	1	66	66
Consumer	6	146	146
Total Restructured Loans	12	$404	$404
For the Six months ended June 30, 2019
Commercial	5	$181	$181
Commercial Real Estate	1	80	80
Residential	1	66	66
Consumer	6	146	146
Total Restructured Loans	13	$473	$473

The loans restructured were modified by changing the monthly payment to interest only and extending the maturity dates.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

None of the loans restructured in 2019 have defaulted in 2020. There was one loan in the amount of $200 thousand restructured in 2018 that subsequently defaulted in 2019.

Other real estate owned amounted to one property at $98 thousand at June 30, 2020 and $99 thousand at December 31, 2019, respectively.  There were $61 thousand in mortgage loans in the process of foreclosure at June 30, 2020 and $50 thousand at December 31, 2019.  There were no other repossessed assets at June 30, 2020 and December 31, 2019.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either less than $500 thousand or are included in groups of homogeneous loans.  Based on the most recent analysis performed, the risk category of loans by class is as follows as of June 30, 2020 and December 31, 2019:

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
June 30, 2020
Commercial	$192,349	$4,601	$15,408	$—	$2,781	$215,139
Commercial real estate	171,443	9,930	15,547	—	2,028	198,948
Residential real estate	180	—	21	—	177,598	177,799
Construction & land development	22,513	93	478	—	5,039	28,123
Consumer	—	—	71	—	18,780	18,851
Total	$386,485	$14,624	$31,525	$—	$206,226	$638,860
December 31, 2019
Commercial	$110,731	$15,040	$10,295	$—	$1,048	$137,114
Commercial real estate	174,045	11,546	9,994	—	1,163	196,748
Residential real estate	183	—	237	—	173,839	174,259
Construction & land development	19,423	104	—	—	4,433	23,960
Consumer	—	—	73	—	18,979	19,052
Total	$304,382	$26,690	$20,599	$—	$199,462	$551,133

The following table presents loans that are not rated by class of loans as of June 30, 2020 and December 31, 2019.  Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non- Performing	Total
June 30, 2020
Commercial	$2,781	$—	$2,781
Commercial real estate	2,028	—	2,028
Residential real estate	177,016	582	177,598
Construction & land development	5,039	—	5,039
Consumer	18,766	14	18,780
Total	$205,630	$596	$206,226
December 31, 2019
Commercial	$1,048	$—	$1,048
Commercial real estate	1,163	—	1,163
Residential real estate	173,407	432	173,839
Construction & land development	4,433	—	4,433
Consumer	18,979	—	18,979
Total	$199,030	$432	$199,462

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	June 30,	December 31,
(Dollars in thousands)	2020	2019
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$44,040	$39,058
Repurchase agreements	43,865	38,889

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS – (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by level within the fair value hierarchy. No liabilities are carried at fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.  Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes.

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2020
Assets:
Securities available-for-sale
U.S. Treasury security	$1,018	$—	$—	$1,018
Mortgage-backed securities of government agencies	—	75,214	—	75,214
Asset-backed securities of government agencies	—	831	—	831
State and political subdivisions	—	19,377	—	19,377
Corporate bonds	—	6,762	—	6,762
Total available-for-sale securities	$1,018	$102,184	$—	$103,202
Equity securities	$37	$—	$—	$37

December 31, 2019
Assets:
Securities available-for-sale
U.S. Treasury security	$999	$—	$—	$999
U.S. Government agencies	—	5,496	—	5,496
Mortgage-backed securities of government agencies	—	75,857	—	75,857
Asset-backed securities of government agencies	—	917	—	917
State and political subdivisions	—	21,511	—	21,511
Corporate bonds	—	7,366	—	7,366
Total available-for-sale securities	$999	$111,147	$—	$112,146
Equity securities	$46	$—	$—	$46

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS – (CONTINUED)

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of June 30, 2020 and December 31, 2019, by level within the fair value hierarchy. An impaired loan is written down to fair value through the establishment of specific reserves or a charge down is taken to reduce the loan to fair value of the collateral (less estimated selling costs) and the loan is included in the following table as a Level III measurement.  Techniques used to value the collateral that secure the impaired loans include quoted market prices for identical assets classified as Level I inputs, and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs.  In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2020
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$10	$10
Other real estate owned	—	—	98	98

December 31, 2019
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$553	$553
Other real estate owned	—	—	99	99

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2020
Impaired loans	$10	Apprasial of collateral [1]	Appraisal adjustments [2]	-20%
			Liquidation expense [2]	-10%
Other real estate owned	98	Appraisal of collateral [1]	Appraisal adjustments [2]	-33%
			Liquidation expense [2]	-10%
December 31, 2019
Impaired loans	$553	Discounted cash flow	Remaining term	3.9 yrs to 26.9 yrs / (16 yrs)
			Discount rate	3.5% to 6.0% / (5.3%)
Other real estate owned	99	Appraisal of collateral [1]	Appraisal adjustments [2]	-0.33
			Liquidation expense [2]	-0.1

[1]	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
[2]	Appraisals may be adjusted by management for qualitative factors. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments as of June 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
June 30, 2020
Financial assets
Cash and cash equivalents	$173,825	$173,825	$—	$—	$173,825
Securities available-for-sale	103,202	1,018	102,184	—	103,202
Securities held-to-maturity	10,871	—	11,120	—	11,120
Equity securities	83	37	—	46	83
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	1,678	1,678	—	—	1,678
Net loans	628,964	—	—	630,125	630,125
Bank-owned life insurance	19,153	19,153	—	—	19,153
Accrued interest receivable	1,581	1,581	—	—	1,581
Mortgage servicing rights	381	—	—	381	381
Financial liabilities
Deposits	$815,961	$690,584	$—	$126,988	$817,572
Short-term borrowings	43,865	43,865	—	—	43,865
Other borrowings	9,865	—	—	9,993	9,993
Accrued interest payable	102	102	—	—	102

December 31, 2019
Financial assets
Cash and cash equivalents	$102,017	$102,017	$—	$—	$102,017
Securities available-for-sale	112,146	999	111,147	—	112,146
Securities held-to-maturity	13,869	—	13,950	—	13,950
Equity securities	92	46	—	46	92
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	622	622	—	—	622
Net loans	544,616	—	—	542,981	542,981
Bank-owned life insurance	18,894	18,894	—	—	18,894
Accrued interest receivable	1,641	1,641	—	—	1,641
Mortgage servicing rights	328	—	—	328	328
Financial liabilities
Deposits	$683,546	$555,985	$—	$127,440	$683,425
Short-term borrowings	38,889	38,889	—	—	38,889
Other borrowings	6,330	—	—	6,273	6,273
Accrued interest payable	127	127	—	—	127

The Company also has unrecognized financial instruments at June 30, 2020 and December 31, 2019.  These financial instruments relate to commitments to extend credit and letters of credit.  The aggregated contract amount of such financial instruments was approximately $207.1 million at June 30, 2020 and $211.3 million at December 31, 2019.  Such amounts are also considered to be the fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and six month periods ended June 30, 2020 and 2019:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three months ended June 30, 2020
Balance as of March 31, 2020	$646	$(136)	$510
Unrealized holding gain on available-for-sale securities arising during the period	617	(130)	487
Amortization of held-to-maturity discount resulting from transfer	16	(3)	13
Total other comprehensive income	633	(133)	500
Balance as of June 30, 2020	$1,279	$(269)	$1,010
Six months ended June 30, 2020
Balance as of December 31, 2019	$92	$(20)	$72
Unrealized holding gain on available-for-sale securities arising during the period	1,157	(243)	914
Amortization of held-to-maturity discount resulting from transfer	30	(6)	24
Total other comprehensive income	1,187	(249)	938
Balance as of June 30, 2020	$1,279	$(269)	$1,010
Three months ended June 30,2019
Balance as of March 31, 2019	(1,022)	214	$(808)
Unrealized holding gain on available-for-sale securities arising during the period	762	(160)	602
Amortization of held-to-maturity discount resulting from transfer	15	(3)	12
Total other comprehensive income	777	(163)	614
Balance as of June 30, 2019	$(245)	$51	$(194)
Six months ended June 30, 2019
Balance as of December 31, 2018	$(1,786)	$374	$(1,412)
Unrealized holding loss on available-for-sale securities arising during the period	1,511	(317)	1,194
Amortization of held-to-maturity discount resulting from transfer	30	(6)	24
Total other comprehensive loss	1,541	(323)	1,218
Balance as of June 30, 2019	$(245)	$51	$(194)

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at June 30, 2020 as compared to December 31, 2019, and the consolidated results of operations for the three and six month periods ended June 30, 2020 compared to the same periods in 2019. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $965 million at June 30, 2020 as compared to $819 million at December 31, 2019. During the six-month period ended June 30, 2020, net loans increased $84 million. Cash and cash equivalents, and securities increased $60 million. Deposits and short-term borrowings increased $137 million.

Net loans increased $84 million, or 13%, as commercial real estate and construction loans increased $6 million, or 3%, and residential real estate loans increased $3.5 million, or 2%, from December 31, 2019. Commercial loans increased $78 million, or 36%, as loans originated under SBA Paycheck Protection Program exceeded $90 million in second quarter 2020. Consumers continued to refinance their mortgage loans for historically low long-term fixed rates while home purchase activity increased through the first half of 2020. Residential mortgage loan originations for the six months ended June 30, 2020 totaled $56 million, an increase from $28 million in originations during the six-month period ended June 30, 2019. Originations sold into the secondary market were $22 million and $5.9 million, respectively during the six-month periods ended June 30, 2020 and June 30, 2019. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses increased $1.3 million from the year ago quarter to $7.8 million or 1.23% of total loans. The Company has not early adopted CECL which has been delayed for smaller reporting companies. Outstanding loan balances increased 13% to $637 million at June 30, 2020. Net charge-offs increased to $77 thousand, or an annualized 0.03% of average loans, in the current six-month period compared to the $60 thousand recovery, or -0.02% of average loans in the year-ago six-month period. At June 30, 2020 the allowance for total loans minus the SBA guaranteed Payroll Protection loans was 1.44%. We believe the allowance level is appropriate given the low level of problem loans and current composition of the overall loan portfolio.

Nonperforming loans decreased to $4.4 million, or 1.23% of total loans from $4.5 million, or 1.19%, a year ago. For the six months ending June 30, 2020 loans totaling $257 thousand were placed on nonaccrual status, there were $26 thousand in charge-downs recognized, and pay downs of $172 thousand were received.

	June 30,	December 31,	June 30,
(Dollars in thousands)	2020	2019	2019
Non-performing loans	$4,382	$4,539	$4,497
Other real estate	98	99	99
Repossessed assets	—	20	—
Allowance for loan losses	7,835	7,017	6,537
Total loans	$636,799	$551,633	$550,612
Allowance for loan losses as a percentage of total loans	1.23%	1.27%	1.19%
Allowance for loan losses to total nonperforming loans	1.7x	1.5x	1.5x

The ratio of gross loans to deposits was 78.0% at June 30, 2020, compared to 80.7% at December 31, 2019.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized gain of $2 million within the available-for-sale and held-to-maturity portfolios as of June 30, 2020, were primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all embedded security impairments on June 30, 2020, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits increased $132 million, or 19%, from December 31, 2019 with noninterest bearing deposits increasing approximately $57 million and interest-bearing deposit accounts increasing approximately $75 million. Total deposits as of June 30, 2020 are $193 million greater than June 30, 2019 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits of $74 million, interest-bearing demand deposits of $79 million, money market accounts of $17 million, savings of $22 million, and time deposits of $1 million.

Short-term borrowings consisting of overnight repurchase agreements with retail customers increased $5 million to $44 million at June 30, 2020 as compared to December 31, 2019 and other borrowings increased $4 million as the Company took out FHLB advances.

Total shareholders’ equity amounted to $90 million, or 9.3%, of total assets at June 30, 2020 up from $85 million December 31, 2019. The increase in shareholders’ equity during the six months ending June 30, 2020 was due to net income of $5.1 million and an increase in accumulated other comprehensive income of $938 thousand offset by dividends declared of $1.5 million. The Company and the Bank met all regulatory capital requirements at June 30, 2020.

RESULTS OF OPERATIONS

Three months ended June 30, 2020 and 2019

For the quarters ended June 30, 2020 and 2019, the Company recorded net income of $2.61 million and $2.59 million and $0.95 and $0.94 per share, respectively. The $20 thousand increase in net income for the period was primarily the result of a $328 thousand increase in noninterest income and a decrease of $191 thousand in other noninterest expenses. The increases were partially offset by a decrease of $59 thousand in net interest income, an increase in the provision for loan losses of $432 thousand and a $8 thousand increase in federal income tax provision.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Return on average assets and return on average equity were 1.15% and 11.72%, respectively, for the three-month period of 2020, compared to 1.39% and 12.91%, respectively for the same quarter in 2019.

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Federal funds sold	$—	$—	—	$212	$1	2.08%
Interest-earning deposits	117,916	31	0.11%	39,772	217	2.19
Taxable securities	99,353	481	1.95	87,942	584	2.66
Tax-exempt securities [4]	21,858	145	2.65	23,322	169	2.92
Loans [3,4]	621,710	7,110	4.60	547,981	7,190	5.26
Total interest-earning assets	860,837	7,767	3.63%	699,229	8,161	4.68%
Noninterest-earning assets	52,038			46,429
TOTAL ASSETS	$912,875			$745,658

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$186,993	$79	0.17%	$127,211	$145	0.46%
Savings deposits	215,644	70	0.13	186,179	252	0.54
Time deposits	126,475	523	1.66	124,001	524	1.69
Borrowed funds	51,748	47	0.37	44,803	129	1.15
Total interest-bearing liabilities	580,860	719	0.50%	482,194	1,050	0.87%
Noninterest-bearing demand deposits	238,876			180,167
Other liabilities	3,735			2,959
Shareholders' Equity	89,404			80,338
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$912,875			$745,658
Taxable equivalent net interest income		$7,048			$7,111
Tax equivalent adjustment		(36)			(40)
Net interest income		$7,012			$7,071
Taxable equivalent net interest margin			3.29%			4.08%
Tax equivalent adjustment			(0.02)			(0.02)
Net interest margin			3.27%			4.06%
Taxable equivalent net interest spread			3.13%			3.81%

1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Interest income is shown on a fully tax-equivalent basis.

Interest income for the quarter ended June 30, 2020, was $7.7 million representing a $390 thousand decrease, or a 5% decline, compared to the same period in 2019. This decrease was primarily due to average loan rates decreasing 66 basis points partially offset by a volume increase of $74 million for the quarter ended June 30, 2020 as compared to the second quarter 2019. Interest expense for the quarter ended June 30, 2020 was $719 thousand, a decrease of $331 thousand, or 32%, from the same period in 2019. The decrease in interest expense occurred primarily due to a decrease in rates on all liabilities for the quarter ended June 30, 2020.

For the quarter ended June 30, 2020, the provision for loan losses was $717 thousand, compared to a provision of $285 thousand provision for the same quarter in 2019. At December 31, 2019, the allowance had an unallocated reserve portion that was allocated during first quarter 2020 including a qualitative factor for the developing Covid-19 pandemic.  For more discussion see Financial Condition. The provision for loan losses is

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended June 30, 2020, was $1.6 million, an increase of $328 thousand, or 25%, compared to the same quarter in 2019. Earnings on bank owned life insurance increased $9 thousand for the second quarter 2020 a result of adding policies in 2019. The gain on the sale of mortgage loans to the secondary market increased by $432 thousand for the quarter ended June 30, 2020 as additional loan volume was sold into the secondary market. Debit card interchange income increased $31 thousand, or 8%, with greater fees generated from usage in the second quarter of 2020. Fees from trust and brokerage services decreased $16 thousand to $196 thousand for the second quarter 2020 as compared to the same quarter in 2019. Service charges on deposit accounts decreased $102 thousand, or 33%, compared to the same quarter in 2019 primarily from a volume decrease in overdraft fees.

Noninterest expenses for the quarter ended June 30, 2020 decreased $191 thousand, or 4%, compared to the second quarter of 2019. Salaries and employee benefits decreased $239 thousand, or 8%, a result of the capitalization of approximately $300 thousand in salary and benefits expense to deferred loan origination costs related to PPP loan originations. The Ohio financial institutions tax increased $18 thousand in the second quarter due to the Company’s increased capital base. Marketing and public relations expense decreased $74 thousand, or 53%, primarily due to events being cancelled due to COVID-19. Debit card expenses increased $14 thousand, or 11%, compared to the second quarter 2019 with increased volume. Software expense rose $27 thousand quarter over quarter with additional investment. Occupancy expense increased $39 thousand in 2020 over the second quarter of 2019. Professional and director fees decreased $26 thousand for the quarter ended June 30, 2020 as compared to the second quarter 2019.

Federal income tax expense increased $8 thousand, or 1%, for the quarter ended June 30, 2020 as compared to the second quarter of 2019. The provision for income taxes was $621 thousand (effective rate of 19%) for the quarter ended June 30, 2020, compared to $613 thousand (effective rate of 19%) for the same quarter ended 2019.

RESULTS OF OPERATIONS

Six months ended June 30, 2020 and 2019

For the six months ended June 30, 2020 and 2019, the Company recorded net income of $5.09 million and $5.13 million and $1.86 and $1.87 per share, respectively. The $37 thousand decrease in net income for the quarter was primarily the result of a $154 thousand decrease in net interest income, an increase of $25 thousand in noninterest expense, and an increase in the provision for loan losses of $325 thousand.  The decreases were partially offset by an increase of $447 thousand in other noninterest income and a decrease in the federal income tax provision of $20 thousand.

Return on average assets and return on average equity were 1.19% and 11.60%, respectively, for the six-month period of 2020, compared to 1.40% and 13.05%, respectively for the same period in 2019.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the Six Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Federal funds sold	$—	$—	—	$305	$4	2.38%
Interest-earning deposits in other banks	96,867	270	0.56%	33,144	389	2.37
Taxable securities	101,915	1,090	2.14	87,502	1,171	2.70
Tax-exempt securities[4]	21,521	296	2.76	23,228	340	2.95
Loans[3,4]	590,926	13,965	4.74	549,225	14,263	5.24
Total earning assets	811,229	15,621	3.86%	693,404	16,167	4.70%
Other assets	51,410			44,598
TOTAL ASSETS	$862,639			$738,002

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$173,962	$223	0.26%	$123,050	$258	0.42%
Savings deposits	208,546	198	0.19	187,211	510	0.55
Time deposits	126,837	1,083	1.72	121,495	978	1.62
Other borrowed funds	47,665	116	0.49	45,101	261	1.17
Total interest bearing liabilities	557,010	1,620	0.58%	476,857	2,007	0.85%
Non-interest bearing demand deposits	213,694			178,980
Other liabilities	3,688			2,971
Shareholders' Equity	88,247			79,194
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$862,639			$738,002
Taxable equivalent net interest income		$14,001			$14,160
Tax equivalent adjustment		(73)			(78)
Net interest income		$13,928			$14,082
Taxable equivalent net interest margin			3.47%			4.12%
Tax equivalent adjustment			(0.02)			(0.02)
Net interest margin			3.45%			4.10%
Taxable equivalent net interest spread			3.28%			3.85%

1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Interest income is shown on a fully tax-equivalent basis.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the six months ended June 30, 2020, was $15.5 million representing a $541 thousand decrease, or a 3.4% decline, compared to the same period in 2019. This decrease was primarily due to the decrease in average loan rates, of 50 basis points the period ended June 30, 2020 as compared to the same period in 2019. Interest expense for the six months ended June 30, 2020 was $1.6 million, a decrease of $387 thousand, or 19%, from the same period in 2019. The decrease in interest expense occurred primarily due to a decrease in rates on all interest-bearing liabilities, except time deposits for the six-month period ended June 30, 2020.

For the six-month period ended June 30, 2020, the provision for loan losses was $895 thousand, compared to a provision of $570 thousand provision for the same period in 2019. For more discussion see Financial Condition. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the six-month period ended June 30, 2020, was $3 million, an increase of $447 thousand, or 18%, compared to the same period in 2019. Service charges on deposit accounts decreased $104 thousand, or 17%, compared to the same period in 2019 primarily from decreases in overdraft fees. Debit card interchange income increased $60 thousand, or 8%, with increased card usage in the first six months of 2020.  Earnings on bank owned life insurance policies increased $54 thousand for the period with the additional purchase of $3 million in policies in 2019.  The gain on the sale of mortgage loans to the secondary market increased $467 thousand to $622 thousand for the six-month period ended June 30, 2020. Fees from trust and brokerage services decreased $9 thousand for the period.

Noninterest expenses for the six-month period ended June 30, 2020 increased $25 thousand, or less than 1%, compared to the same period in 2019.   Salaries and employee benefits decreased $113 thousand, or 2%, a result of the capitalization of deferred loan origination costs related to PPP loan originations. Marketing and public relations expense decreased $63 thousand, or 25%, with decreases in market, brand recognition initiatives, and community support in the company’s market due to Covid-19. Debit card expenses increased $27 thousand, or 10%, compared to the prior period in 2019.  Occupancy expense increased $55 thousand over the same period in 2019 with an increase in depreciation, maintenance, and supplies expense.  Professional and director fees decreased $36 thousand for the six-month period ended June 30, 2020 as compared to the same period in 2019.

Federal income tax expense decreased $20 thousand, or 2%, for the six months ended June 30, 2020 as compared to the same period in 2019. The provision for income taxes was $1.21 million (effective rate of 19%) for the six-month period ended June 30, 2020, compared to $1.23 million (effective rate of 19%) for the same period ended 2019.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 8.9% at June 30, 2020 compared with 9.9% at December 31, 2019.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During October 2019, the federal banking agencies adopted an optional community bank leverage ratio (“CBLR”).  Depository institutions and depository institution holding companies, that have less than $10 billion in total consolidated assets and have a tier 1 leverage ratio of greater than 9 percent, are considered qualifying community banking organizations and are eligible to opt into the community bank leverage ratio framework.  Additionally, such insured depository institutions are considered to have satisfied the risk-based and leverage capital requirements and will be considered well-capitalized under the rule, effective January 1, 2020.  The Company met the well-capitalized ratios under the new standard at both June 30, 2020 and December 31, 2019 but has not elected to opt-in to the CBLR framework as of June 30, 2020.

	Capital Ratios
	June 30, 2020	December 31, 2019
Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	15.1%	14.3%
Bank	14.6%	14.1%

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	15.1%	14.3%
Bank	14.6%	14.1%

Total Capital To Risk Weighted Assets Ratio
Consolidated	16.4%	15.5%
Bank	15.9%	15.3%

Tier 1 Leverage Ratio
Consolidated	9.3%	10.0%
Bank	9.0%	9.9%

LIQUIDITY

(Dollars in millions)	June 30, 2020	December 31, 2019	Change
Cash and cash equivalents	$174	$102	$72
Available from FHLB	95	97	(2)
Unpledged AFS securities at fair market value	33	61	(28)
	$302	$260	$42
Net deposits and short-term liabilities	$797	$673	$124
Liquidity ratio	37.9%	38.6%
Minimum board approved liquidity ratio	20.0	20.0

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

The liquidity and on-hand liquidity ratios were 37.9% and 21.0% at June 30, 2020 as compared to 38.6% and 17.9% at December 31, 2019.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The COVID-19 pandemic added market risk disclosure which should be read with the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. While 2020 began with increased loan demand and strong employment, the economic picture reversed sharply as coronavirus wreaked havoc and became the lead story by mid-March. A series of emergency health orders for public safety curtailed nonessential activity and had the effect of shutting down vast swaths of Ohio’s economy, resulting in a peak of approximately 1 million people on unemployment, or an unemployment rate of 17.6%, in Ohio during April of 2020.  By late June, Ohio’s unemployment rate approximated 11%.     The longer-term impact of our response is dependent on a number of variables, including higher delinquencies from continued high unemployment and increased credit deterioration in industries highly impacted by Covid-19. This pandemic may affect the Company’s employee base which has been dispersed amongst different buildings and home to ensure no one department could be disrupted by illness.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. All balance sheet positions and interest rate projections are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -200 through +400 basis point changes, in 100 basis point increments, in market interest rates at June 30, 2020 and December 31, 2019. The net interest income reflected is for the first twelve-month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

June 30, 2020
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$29,542	$1,344	4.8%	+/- 25%
+300	29,097	899	3.2	+/-15
+200	28,693	495	1.8	+/-10
+100	28,413	215	0.8	+/-5
0	28,198	—	—	—
-100	27,746	(452)	(1.6)	+/-5
-200	27,286	(912)	(3.2)	+/-10

December 31, 2019
+400	$30,266	$1,481	5.1%	+/- 25%
+300	29,958	1,173	4.2	+/-15
+200	29,599	814	3.0	+/-10
+100	29,208	423	1.5	+/-5
0	28,785	—	—	—
-100	27,955	(830)	(2.9)	+/-5
-200	26,767	(2,018)	(7.0)	+/-10

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

Quarter ended June 30, 2020

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. No repurchases were made during the quarterly period ended June 30, 2020.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June 30, 2020

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	August 10, 2020	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	August 10, 2020	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer