Form 10-Q
period 2020-09-30
CSB BANCORP INC /OH
filed 2020-11-09
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of November 1, 2020, the registrant had 2,742,350 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2020

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2020	2019
ASSETS
Cash and cash equivalents
Cash and due from banks	$18,269	$17,648
Interest-earning deposits in other banks	179,875	84,369
Total cash and cash equivalents	198,144	102,017
Securities
Available-for-sale, at fair value	112,279	112,146
Held-to-maturity (fair value 2020-$10,120; 2019-13,950)	9,901	13,869
Equity securities	82	92
Restricted stock, at cost	4,614	4,614
Total securities	126,876	130,721
Loans held for sale	1,488	622
Loans	628,084	551,633
Less allowance for loan losses	8,355	7,017
Net loans	619,729	544,616
Premises and equipment, net	12,685	12,040
Core deposit intangible	59	104
Goodwill	4,728	4,728
Bank-owned life insurance	19,284	18,894
Accrued interest receivable and other assets	4,985	4,941
TOTAL ASSETS	$987,978	$818,683

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$252,891	$197,780
Interest-bearing	587,765	485,766
Total deposits	840,656	683,546
Short-term borrowings	41,645	38,889
Other borrowings	9,765	6,330
Accrued interest payable and other liabilities	4,059	4,442
Total liabilities	896,125	733,207
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,742,350 shares 2020 and 2019	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	67,325	61,740
Treasury stock at cost: 238,252 shares 2020 and 2019	(4,780)	(4,780)
Accumulated other comprehensive income	864	72
Total shareholders' equity	91,853	85,476
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$987,978	$818,683

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,190	$7,239	$21,145	$21,496
Taxable securities	372	534	1,462	1,705
Nontaxable securities	110	133	343	401
Other	42	356	312	749
Total interest and dividend income	7,714	8,262	23,262	24,351
INTEREST EXPENSE
Deposits	636	966	2,139	2,711
Short-term borrowings	14	78	75	264
Other borrowings	23	30	79	106
Total interest expense	673	1,074	2,293	3,081
NET INTEREST INCOME	7,041	7,188	20,969	21,270
PROVISION FOR LOAN LOSSES	377	285	1,272	855
Net interest income, after provision for loan losses	6,664	6,903	19,697	20,415
NON INTEREST INCOME
Service charges on deposit accounts	252	333	753	938
Trust services	236	234	662	670
Debit card interchange fees	433	377	1,209	1,093
Gain on sale of loans, net	567	132	1,189	287
Earnings on bank owned life insurance	131	120	390	326
Unrealized gain or (loss) on equity securities, net	(1)	5	(10)	8
Other income	244	239	653	655
Total noninterest income	1,862	1,440	4,846	3,977
NON INTEREST EXPENSES
Salaries and employee benefits	2,959	2,993	8,603	8,750
Occupancy expense	246	209	711	618
Equipment expense	172	128	505	408
Professional and director fees	232	316	843	963
Financial institutions and franchise tax expense	171	153	513	459
Marketing and public relations	96	149	289	405
Software expense	269	225	755	674
Debit card expense	165	142	451	401
Amortization of intangible assets	15	16	45	47
FDIC insurance expense	17	-	103	98
Other expenses	708	668	1,948	1,867
Total noninterest expenses	5,050	4,999	14,766	14,690
Income before income taxes	3,476	3,344	9,777	9,702
FEDERAL INCOME TAX PROVISION	676	649	1,888	1,881
NET INCOME	$2,800	$2,695	$7,889	$7,821
Basic and diluted net earnings per share	$1.02	$0.98	$2.88	$2.85

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income	$2,800	$2,695	$7,889	$7,821
Other comprehensive income (loss)
Unrealized (losses) gains arising during the period	(202)	275	955	1,786
Amortization of discount on securities transferred to held-to-maturity	17	15	47	45
Income tax effect	39	(61)	(210)	(384)
Other comprehensive income (loss)	(146)	229	792	1,447
Total comprehensive income	$2,654	$2,924	$8,681	$9,268

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Three Months Ended September 30, 2020
Balance, beginning of period	$18,629	$9,815	$65,293	$(4,780)	$1,010	$89,967
Net income	—	—	2,800	—	—	2,800
Other comprehensive loss	—	—	—	—	(146)	(146)
Cash dividends declared, $0.28 per share	—	—	(768)	—	—	(768)
Balance, end of period	$18,629	$9,815	$67,325	$(4,780)	$864	$91,853
Nine Months Ended September 30, 2020
Balance, beginning of period	$18,629	$9,815	$61,740	$(4,780)	$72	$85,476
Net income	—	—	7,889	—	—	7,889
Other comprehensive income	—	—	—	—	792	792
Cash dividends declared, $0.84 per share	—	—	(2,304)	—	—	(2,304)
Balance, end of period	$18,629	$9,815	$67,325	$(4,780)	$864	$91,853
Three Months Ended September 30, 2019
Balance, beginning of period	$18,629	$9,815	$57,988	$(4,780)	$(194)	$81,458
Net income	—	—	2,695	—	—	2,695
Other comprehensive income	—	—	—	—	229	229
Cash dividends declared, $0.28 per share	—	—	(768)	—	—	(768)
Balance, end of period	$18,629	$9,815	$59,915	$(4,780)	$35	$83,614
Nine Months Ended September 30, 2019
Balance, beginning of period	$18,629	$9,815	$54,288	$(4,784)	$(1,412)	$76,536
Net income	—	—	7,821	—	—	7,821
Other comprehensive income	—	—	—	—	1,447	1,447
Issuance of 108 treasury shares	—	—	—	4	—	4
Cash dividends declared, $0.80 per share	—	—	(2,194)	—	—	(2,194)
Balance, end of period	$18,629	$9,815	$59,915	$(4,780)	$35	$83,614

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
NET CASH FROM OPERATING ACTIVITIES	$9,675	$7,565
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	38,716	13,431
Proceeds from repayments, held-to-maturity	7,415	5,613
Purchases, available-for-sale	(38,493)	(15,984)
Purchases, held-to-maturity	(3,425)	—
Loan originations, net of repayments	(78,380)	(17,252)
Proceeds from sale of property and equipment	716	—
Property, equipment, and software acquisitions	(1,957)	(2,150)
Purchase of bank-owned life insurance	—	(3,000)
Proceeds from sale of other real estate	95	—
Net cash used in investing activities	(75,313)	(19,342)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	157,110	51,621
Net change in short-term borrowings	2,756	(2,345)
Proceeds from other borrowings	5,000	—
Repayment of other borrowings	(1,565)	(2,072)
Cash dividends paid	(1,536)	(1,426)
Issuance of treasury stock	—	4
Net cash provided by financing activities	161,765	45,782
NET INCREASE IN CASH AND CASH EQUIVALENTS	96,127	34,005
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	102,017	45,564
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$198,144	$79,569
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$2,327	$3,046
Income taxes	1,825	2,125
Noncash financing activities:
Dividends declared	768	768
Lease adoption:
Right of use lease asset	—	477
Lease liability	—	469

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

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2020, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted.  The Annual Report for CSB for the year ended December 31, 2019, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements.  The results of operations for the periods ended September 30, 2020 are not necessarily indicative of the operating results for the full year or any future interim period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2016-13 - Financial Instruments - Credit Losses. The Update and all subsequent ASU’s that modified Topic 326, requires that financial assets be presented at the net amount expected to be collected (i.e. net of expected credit losses), eliminating the probable recognition threshold for credit losses on financial assets measured at amortized cost. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We expect the Update will result in an increase in the allowance for credit losses for the estimated life of the financial asset, including an estimate for debt securities. The amount of any increase will be impacted by the portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time. A cumulative-effect adjustment to retained earnings is required as of the beginning of the year of adoption. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. In November 2019, the FASB deferred the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASU’s.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consist of the following at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2020
Available-for-sale
U.S. Treasury security	$999	$16	$—	$1,015
Mortgage-backed securities of government agencies	75,440	1,148	(200)	76,388
Asset-backed securities of government agencies	868	—	(62)	806
State and political subdivisions	25,259	563	—	25,822
Corporate bonds	8,486	36	(274)	8,248
Total available-for-sale	111,052	1,763	(536)	112,279
Held-to-maturity
Mortgage-backed securities of government agencies	6,476	231	(12)	6,695
State and political subdivisions	3,425	—	—	3,425
Total held-to-maturity	9,901	231	(12)	10,120
Equity securities	53	29	—	82
Restricted stock	4,614	—	—	4,614
Total securities	$125,620	$2,023	$(548)	$127,095
December 31, 2019
Available-for-sale
U.S. Treasury security	$998	$1	$—	$999
U.S. Government agencies	5,500	—	(4)	5,496
Mortgage-backed securities of government agencies	75,676	326	(145)	75,857
Asset-backed securities of government agencies	934	—	(17)	917
State and political subdivisions	21,161	351	(1)	21,511
Corporate bonds	7,605	23	(262)	7,366
Total available-for-sale	111,874	701	(429)	112,146
Held-to-maturity
U.S. Government agencies	4,999	—	(6)	4,993
Mortgage-backed securities of government agencies	8,870	143	(56)	8,957
Total held-to-maturity	13,869	143	(62)	13,950
Equity securities	53	39	—	92
Restricted stock	4,614	—	—	4,614
Total securities	$130,410	$883	$(491)	$130,802

The amortized cost and fair value of debt securities at September 30, 2020, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$3,700	$3,739
Due after one through five years	9,242	9,352
Due after five through ten years	17,330	17,640
Due after ten years	80,780	81,548
Total debt securities available-for-sale	$111,052	$112,279
Held-to-maturity
Due in one year or less	$3,425	$3,425
Due after ten years	6,476	6,695
Total debt securities held-to-maturity	$9,901	$10,120

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (CONTINUED)

Securities with a fair value of approximately $92.3 million and $80.3 million were pledged at September 30, 2020 and December 31, 2019, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock.  The Bank’s investment in FHLB stock amounted to approximately $4.1 million at September 30, 2020 and December 31, 2019. Federal Reserve Bank stock was $471 thousand at September 30, 2020 and December 31, 2019.

There were no proceeds from sales of securities for the nine-month period ended September 30, 2020 and 2019. All gains and losses recognized on equity securities during the nine-month period were unrealized.

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2020
Available-for-sale
Mortgage-backed securities of government agencies	$(193)	$24,097	$(7)	$900	$(200)	$24,997
Asset-backed securities of government agencies	—	—	(62)	806	(62)	806
Corporate bonds	—	—	(274)	3,704	(274)	3,704
Held-to-maturity
Mortgage-backed securities of government agencies	(12)	1,913	—	—	(12)	1,913
Total temporarily impaired securities	$(205)	$26,010	$(343)	$5,410	$(548)	$31,420
December 31, 2019
Available-for-sale
U.S. Government agencies	$—	$—	$(4)	$3,496	$(4)	$3,496
Mortgage-backed securities of government agencies	(74)	22,702	(71)	8,924	(145)	31,626
Asset-backed securities of government agencies	—	—	(17)	917	(17)	917
State and political subdivisions	—	—	(1)	653	(1)	653
Corporate bonds	—	—	(262)	3,712	(262)	3,712
Held-to-maturity
U.S. Government agencies	—	—	(6)	4,993	(6)	4,993
Mortgage-backed securities of government agencies	—	—	(56)	3,009	(56)	3,009
Total temporarily impaired securities	$(74)	$22,702	$(417)	$25,704	$(491)	$48,406

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (CONTINUED)

There were twenty-five securities in an unrealized loss position at September 30, 2020, eight of which were in a continuous loss position for twelve months or more.  At least quarterly, the Company conducts a comprehensive security-level impairment assessment.  The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities.  It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity.  As a result, management concluded that these securities were not other-than-temporarily impaired at September 30, 2020.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Commercial [1]	$211,647	$137,114
Commercial real estate	194,493	196,748
Residential real estate	176,256	174,259
Construction & land development	28,875	23,960
Consumer	18,337	19,052
Total loans before deferred costs	629,608	551,133
Deferred loan (fees) costs	(1,524)	500
Total Loans	$628,084	$551,633

1 Includes $92.1 million of Paycheck Protection Program loans on September 30, 2020.

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

Loans serviced for others approximated $105.8 million and $95.7 million at September 30, 2020 and December 31, 2019, respectively.

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020 and provides over $2 trillion in economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of September 30, 2020, the Company had 793 PPP loans with outstanding principal balances of $92.1 million. The PPP loans are 100% guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category with no allowance for loan losses allocated.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $3.2 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2.

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets.  The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans.  As of September 30, 2020, and December 31, 2019, there were no concentrations of loans related to any single industry.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

The Company has identified industries that could be at a higher risk due to the COVID-19 pandemic. As of September 30, 2020, the total balance of loans identified to COVID-19 affected businesses was $54 million, with $31 million of those loans to businesses in the hotel industry and $20 million in loans to assisted living facilities.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2020 and 2019.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three and nine months ended September 30, 2020 the increase in the provision for loan losses for commercial real estate and construction loans was primarily due to the increased risk identified for businesses affected by the COVID-19 pandemic. The decrease in provision related to the commercial loan category is primarily due to lower commercial loan volume, excluding the SBA guaranteed PPP loans along with lower historical losses. The decrease in provision related to consumer real estate and other consumer loans is due to the improvement in the unemployment rate during the third quarter as businesses reopened after the economic shutdown.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three Months Ended September 30, 2020
Beginning balance	$2,266	$2,781	$1,585	$337	$516	$350	$7,835
Provision for loan losses	(512)	500	(390)	229	(112)	662	377
Charge-offs	(26)	—	—	—	(2)		(28)
Recoveries	118	40	1	—	12		171
Net recoveries	92	40	1	—	10		143
Ending balance	$1,846	$3,321	$1,196	$566	$414	$1,012	$8,355
Nine Months Ended September 30, 2020
Beginning balance	$2,408	$2,153	$1,152	$203	$481	$620	$7,017
Provision for loan losses	(643)	1,127	56	363	(23)	392	1,272
Charge-offs	(45)	—	(15)	—	(71)		(131)
Recoveries	126	41	3	—	27		197
Net (charge-offs) recoveries	81	41	(12)	—	(44)		66
Ending balance	$1,846	$3,321	$1,196	$566	$414	$1,012	$8,355
Three Months Ended September 30, 2019
Beginning balance	$2,267	$1,946	$1,229	$104	$341	$650	$6,537
Provision for loan losses	91	91	(74)	12	26	139	285
Charge-offs	(20)	—	—	—	(55)		(75)
Recoveries	5	1	2	—	21		29
Net (charge-offs) recoveries	(15)	1	2	—	(34)		(46)
Ending balance	$2,343	$2,038	$1,157	$116	$333	$789	$6,776
Nine Months Ended September 30, 2019
Beginning balance	$2,178	$1,791	$1,245	$258	$306	$129	$5,907
Provision for loan losses	29	246	(93)	(142)	155	660	855
Charge-offs	(36)	—	—	—	(163)		(199)
Recoveries	172	1	5	—	35		213
Net (charge-offs) recoveries	136	1	5	—	(128)		14
Ending balance	$2,343	$2,038	$1,157	$116	$333	$789	$6,776

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class, based on the impairment method as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
September 30, 2020
Allowance for loan losses:
Individually evaluated for impairment	$6	$20	$1	$—	$5	$—	$32
Collectively evaluated for impairment	1,840	3,301	1,195	566	409	1,012	8,323
Total ending allowance balance	$1,846	$3,321	$1,196	$566	$414	$1,012	$8,355
Loans:
Loans individually evaluated for impairment	$1,944	$2,394	$643	$—	$144		$5,125
Loans collectively evaluated for impairment	209,703	192,099	175,613	28,875	18,193		624,483
Total ending loans balance	$211,647	$194,493	$176,256	$28,875	$18,337		$629,608
December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$16	$17	$1	$—	$—	$—	$34
Collectively evaluated for impairment	2,392	2,136	1,151	203	481	620	6,983
Total ending allowance balance	$2,408	$2,153	$1,152	$203	$481	$620	$7,017
Loans:
Loans individually evaluated for impairment	$2,555	$2,637	$853	$—	$14		$6,059
Loans collectively evaluated for impairment	134,559	194,111	173,406	23,960	19,038		545,074
Total ending loans balance	$137,114	$196,748	$174,259	$23,960	$19,052		$551,133

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total recorded investment[1]	Related Allowance
September 30, 2020
Commercial	$1,992	$1,794	$150	$1,944	$6
Commercial real estate	2,797	2,162	235	2,397	20
Residential real estate	838	447	196	643	1
Consumer	146	—	148	148	5
Total impaired loans	$5,773	$4,403	$729	$5,132	$32
December 31, 2019
Commercial	$2,982	$2,541	$16	$2,557	$16
Commercial real estate	2,952	2,471	176	2,647	17
Residential real estate	1,024	457	396	853	1
Consumer	14	14	—	14	—
Total impaired loans	$6,972	$5,483	$588	$6,071	$34

[1]	includes principal, accrued interest, unearned fees, and origination costs

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Average recorded investment:
Commercial	$2,220	$3,035	$2,398	$1,837
Commercial real estate	2,553	2,767	2,553	2,413
Residential real estate	759	1,538	808	1,172
Consumer	192	15	99	11
Average recorded investment in impaired loans	$5,723	$7,355	$5,858	$5,433
Interest income recognized:
Commercial	$14	$12	$51	$49
Commercial real estate	3	3	9	9
Residential real estate	7	20	26	43
Consumer	4	1	5	1
Interest income recognized on a cash basis on impaired loans	$28	$36	$91	$102

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

The following table presents the aging of past due loans and nonaccrual loans as of September 30, 2020 and December 31, 2019 by class of loans:

		Accruing Loans
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2020
Commercial	$210,202	$125	$25	$—	$1,295	$1,445	$211,647
Commercial real estate	192,344	36	—	—	2,113	2,149	194,493
Residential real estate	175,507	67	18	45	619	749	176,256
Construction & land development	28,875	—	—	—	—	—	28,875
Consumer	18,219	61	28	—	29	118	18,337
Total Loans	$625,147	$289	$71	$45	$4,056	$4,461	$629,608
December 31, 2019
Commercial	$135,707	$15	$—	$67	$1,325	$1,407	$137,114
Commercial real estate	194,157	186	—	—	2,405	2,591	196,748
Residential real estate	173,023	264	277	174	521	1,236	174,259
Construction & land development	23,960	—	—	—	—	—	23,960
Consumer	18,640	365	—	—	47	412	19,052
Total Loans	$545,487	$830	$277	$241	$4,298	$5,646	$551,133

CARES Act Loan Modifications

The table below summarizes the Company’s deferral activity at September 30, 2020 under the COVID-19 related loan modification program to customers.  Loan modifications consist of three to four months deferral of principal and interest payments, and extension of maturity date.  All loans provided modifications were performing in accordance with their terms as of December 31, 2019.  In accordance with the CARES Act, these loans are not required to be evaluated as TDR’s. As of September 30, 2020, there was one loan in the amount of $34 thousand that has been granted a second deferral.

(Dollars in thousands)	Total loan balances	Deferred # of Loans	Total COVID Loan Deferrals	Percent of Portfolio Modified	Remaining Balance in Deferment	Remaining # of loans in Deferment
September 30, 2020
Commercial:
Commercial	$211,647	64	$9,995	5%	$119	2
Commercial real estate	194,493	73	56,789	29	12,341	3
Construction	28,875	3	462	2	—	—
Total Commercial	435,015	140	67,246	15	12,460	5
Consumer:
Residential real estate	176,256	34	3,674	2	499	6
RV	9,118	14	316	3	68	2
Other consumer	9,219	16	208	2	12	1
Total Consumer	194,593	64	4,198	2	579	9
Total Loans	$629,608	204	$71,444	11%	$13,039	14

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

Troubled Debt Restructurings

All troubled debt restructurings (“TDR’s) are individually evaluated for impairment and a related allowance is recorded, as needed.  Loans whose terms have been modified as TDR’s totaled $1.9 million as of September 30, 2020, and $2.5 million as of December 31, 2019, with $29 thousand of specific reserves allocated to those loans at September 30, 2020 and $18 thousand at December 31, 2019, respectively.  At September 30, 2020, $1.6 million of the loans classified as TDR’s were performing in accordance with their modified terms.  Of the remaining $320 thousand, all were in nonaccrual of interest status.

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Nine Months Ended September 30, 2020
Commercial	5	$181	$181
Commercial real estate	1	80	80
Residential real estate	1	66	66
Consumer	6	146	146
Total Restructured Loans	13	$473	$473
Nine Months Ended September 30, 2019
Consumer	1	$17	$17
Total Restructured Loans	1	$17	$17

The loans restructured were modified by changing the monthly payment to interest only and extending the maturity dates.  There were no new TDR’s for the three month periods ended September 30, 2020 and 2019.

None of the loans restructured in 2019 have defaulted in 2020. There was one loan in the amount of $200 thousand restructured in 2018 that subsequently defaulted in 2019.

There was no other real estate owned at September 30, 2020 and $99 thousand at December 31, 2019.  There were $21 thousand in mortgage loans in the process of foreclosure at September 30, 2020 and $50 thousand at December 31, 2019.  There were no other repossessed assets at September 30, 2020 and $20 thousand at December 31, 2019.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either less than $500 thousand or are included in groups of homogeneous loans.  Based on the most recent analysis performed, the risk category of loans by class is as follows as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
September 30, 2020
Commercial	$194,344	$2,820	$12,946	$—	$1,537	$211,647
Commercial real estate	171,173	3,682	17,876	—	1,762	194,493
Residential real estate	177	—	66	—	176,013	176,256
Construction & land development	22,288	88	592	—	5,907	28,875
Consumer	—	—	56	—	18,281	18,337
Total	$387,982	$6,590	$31,536	$—	$203,500	$629,608
December 31, 2019
Commercial	$110,731	$15,040	$10,295	$—	$1,048	$137,114
Commercial real estate	174,045	11,546	9,994	—	1,163	196,748
Residential real estate	183	—	237	—	173,839	174,259
Construction & land development	19,423	104	—	—	4,433	23,960
Consumer	—	—	73	—	18,979	19,052
Total	$304,382	$26,690	$20,599	$—	$199,462	$551,133

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

The following table presents loans that are not rated by class of loans as of September 30, 2020 and December 31, 2019.  Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non- Performing	Total
September 30, 2020
Commercial	$1,537	$—	$1,537
Commercial real estate	1,762	—	1,762
Residential real estate	175,493	520	176,013
Construction & land development	5,907	—	5,907
Consumer	18,252	29	18,281
Total	$202,951	$549	$203,500
December 31, 2019
Commercial	$1,048	$—	$1,048
Commercial real estate	1,163	—	1,163
Residential real estate	173,407	432	173,839
Construction & land development	4,433	—	4,433
Consumer	18,979	—	18,979
Total	$199,030	$432	$199,462

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	September 30,	December 31,
(Dollars in thousands)	2020	2019
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$41,840	$39,058
Repurchase agreements	41,645	38,889

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS – (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of September 30, 2020 and December 31, 2019 by level within the fair value hierarchy. No liabilities are carried at fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.  Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes.

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2020
Assets:
Securities available-for-sale
U.S. Treasury security	$1,015	$—	$—	$1,015
Mortgage-backed securities of government agencies	—	76,388	—	76,388
Asset-backed securities of government agencies	—	806	—	806
State and political subdivisions	—	25,822	—	25,822
Corporate bonds	—	8,248	—	8,248
Total available-for-sale securities	$1,015	$111,264	$—	$112,279
Equity securities	$36	$—	$—	$36

December 31, 2019
Assets:
Securities available-for-sale
U.S. Treasury security	$999	$—	$—	$999
U.S. Government agencies	—	5,496	—	5,496
Mortgage-backed securities of government agencies	—	75,857	—	75,857
Asset-backed securities of government agencies	—	917	—	917
State and political subdivisions	—	21,511	—	21,511
Corporate bonds	—	7,366	—	7,366
Total available-for-sale securities	$999	$111,147	$—	$112,146
Equity securities	$46	$—	$—	$46

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS – (CONTINUED)

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of September 30, 2020 and December 31, 2019, by level within the fair value hierarchy. An impaired loan is written down to fair value through the establishment of specific reserves or a charge down is taken to reduce the loan to fair value of the collateral (less estimated selling costs) and the loan is included in the following table as a Level III measurement.  Techniques used to value the collateral that secure the impaired loans include quoted market prices for identical assets classified as Level I inputs, and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs.  In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2020
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$11	$11

December 31, 2019
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$553	$553
Other real estate owned	—	—	99	99

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2020
Impaired loans	$11	Appraisal of collateral [1]	Appraisal adjustments [2]	-20%
			Liquidation expense [2]	-10%
December 31, 2019
Impaired loans	$553	Discounted cash flow	Remaining term	3.9 yrs to 26.9 yrs / (16 yrs)
			Discount rate	3.5% to 6.0% / (5.3%)
Other real estate owned	99	Appraisal of collateral [1]	Appraisal adjustments [2]	-33%
			Liquidation expense [2]	-10%

[1]	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
[2]	Appraisals may be adjusted by management for qualitative factors. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments as of September 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
September 30, 2020
Financial assets
Cash and cash equivalents	$198,144	$198,144	$—	$—	$198,144
Securities available-for-sale	112,279	1,015	111,264	—	112,279
Securities held-to-maturity	9,901	—	10,120	—	10,120
Equity securities	82	36	—	46	82
Restricted stock	4,614	NA	N/A	N/A	N/A
Loans held for sale	1,488	1,488	—	—	1,488
Net loans	619,729	—	—	618,607	618,607
Bank-owned life insurance	19,284	19,284	—	—	19,284
Accrued interest receivable	2,022	2,022	—	—	2,022
Mortgage servicing rights	430	—	—	430	430
Financial liabilities
Deposits	$840,656	$714,920	$—	$127,123	$842,043
Short-term borrowings	41,645	41,645	—	—	41,645
Other borrowings	9,765	—	—	9,896	9,896
Accrued interest payable	93	93	—	—	93

December 31, 2019
Financial assets
Cash and cash equivalents	$102,017	$102,017	$—	$—	$102,017
Securities available-for-sale	112,146	999	111,147	—	112,146
Securities held-to-maturity	13,869	—	13,950	—	13,950
Equity securities	92	46	—	46	92
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	622	622	—	—	622
Net loans	544,616	—	—	542,981	542,981
Bank-owned life insurance	18,894	18,894	—	—	18,894
Accrued interest receivable	1,641	1,641	—	—	1,641
Mortgage servicing rights	328	—	—	328	328
Financial liabilities
Deposits	$683,546	$555,985	$—	$127,440	$683,425
Short-term borrowings	38,889	38,889	—	—	38,889
Other borrowings	6,330	—	—	6,273	6,273
Accrued interest payable	127	127	—	—	127

The Company also has unrecognized financial instruments at September 30, 2020 and December 31, 2019.  These financial instruments relate to commitments to extend credit and letters of credit.  The aggregate contract amount of such financial instruments was approximately $236 million at September 30, 2020 and $211 million at December 31, 2019.  Such amounts are also considered to be the fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and nine months ended September 30, 2020 and 2019:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three Months Ended September 30, 2020
Balance, beginning of period	$1,279	$(269)	$1,010
Unrealized holding loss on available-for-sale securities arising during the period	(202)	43	(159)
Amortization of held-to-maturity discount resulting from transfer	17	(4)	13
Total other comprehensive loss	(185)	39	(146)
Balance, end of period	$1,094	$(230)	$864
Nine Months Ended September 30, 2020
Balance, beginning of period	$92	$(20)	$72
Unrealized holding gain on available-for-sale securities arising during the period	955	(200)	755
Amortization of held-to-maturity discount resulting from transfer	47	(10)	37
Total other comprehensive income	1,002	(210)	792
Balance, end of period	$1,094	$(230)	$864
Three Months Ended September 30, 2019
Balance, beginning of period	$(245)	$51	$(194)
Unrealized holding gain on available-for-sale securities arising during the period	275	(58)	217
Amortization of held-to-maturity discount resulting from transfer	15	(3)	12
Total other comprehensive income	290	(61)	229
Balance, end of period	$45	$(10)	$35
Nine Months Ended September 30, 2019
Balance, beginning of period	$(1,786)	$374	$(1,412)
Unrealized holding gain on available-for-sale securities arising during the period	1,786	(374)	1,412
Amortization of held-to-maturity discount resulting from transfer	45	(10)	35
Total other comprehensive income	1,831	(384)	1,447
Balance, end of period	$45	$(10)	$35

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at September 30, 2020 as compared to December 31, 2019, and the consolidated results of operations for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $988 million at September 30, 2020 as compared to $819 million at December 31, 2019. During the nine months ended September 30, 2020, net loans increased $76 million. Cash and cash equivalents, and securities increased $92 million. Deposits and short-term borrowings increased $160 million.

Net loans increased $76 million, or 14%, as commercial real estate and construction loans increased $3 million, or 1%, and residential real estate loans increased $2 million, or 1%, from December 31, 2019. Commercial loans increased $75 million, or 54%, as loans originated under SBA Paycheck Protection Program exceeded $92 million during 2020. Consumers continued to refinance their mortgage loans for historically low long-term fixed rates while home purchase activity increased through the first nine-months of 2020. Residential mortgage loan originations for the nine months ended September 30, 2020 totaled $54 million, an increase from $48 million in originations during the nine months ended September 30, 2019. Originations sold into the secondary market were $38 million and $11 million, respectively during the nine months ended September 30, 2020 and September 30, 2019. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses increased $1.6 million from the year ago quarter to $8.4 million or 1.33% of total loans. The Company has not early adopted CECL which has been delayed for smaller reporting companies. Outstanding loan balances increased 11% to $628 million at September 30, 2020. Net recoveries increased to $66 thousand, or an annualized -0.01% of average loans, in the current nine-month period compared to the $14 thousand recovery, or -0.003% of average loans in the year-ago nine-month period. At September 30, 2020, the allowance for total loans minus the SBA guaranteed Payroll Protection loans was 1.56%. We believe the allowance level is appropriate given the low level of problem loans and current composition of the overall loan portfolio.

Nonperforming loans decreased to $4.1 million, or 0.65% of total loans from $4.5 million, or 0.78%, a year ago. For the nine months ended September 30, 2020 loans totaling $257 thousand were placed on nonaccrual status, there were $26 thousand in charge-downs recognized, and pay downs of $473 thousand were received.

	September 30,	December 31,	September 30,
(Dollars in thousands)	2020	2019	2019
Non-performing loans	$4,102	$4,539	$4,419
Other real estate	—	99	99
Repossessed assets	—	20	—
Allowance for loan losses	8,355	7,017	6,776
Total loans	$628,084	$551,633	$566,213
Allowance for loan losses as a percentage of total loans	1.33%	1.27%	1.20%
Allowance for loan losses to total nonperforming loans	2.0x	1.5x	1.5x

The ratio of gross loans to deposits was 74.7% at September 30, 2020, compared to 80.7% at December 31, 2019.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $548 thousand within the available-for-sale and held-to-maturity portfolios as of September 30, 2020, was primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all embedded security losses on September 30, 2020, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits increased $157 million, or 23%, from December 31, 2019 with noninterest-bearing deposits increasing approximately $55 million and interest-bearing deposit accounts increasing approximately $102 million. Total deposits as of September 30, 2020 are $183 million greater than September 30, 2019 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits of $60 million, interest-bearing demand deposits of $78 million, money market accounts of $18 million, and savings of $27 million. During 2020, the Bank’s customers increased deposits through cash conservation and stimulus payments as a result of the COVID-19 pandemic and ensuing unknown political climate.

Short-term borrowings consisting of overnight repurchase agreements with retail customers increased $3 million to $42 million at September 30, 2020 as compared to December 31, 2019 and other borrowings increased $3 million as the Company took out FHLB advances.

Total shareholders’ equity amounted to $92 million, or 9.3%, of total assets at September 30, 2020 up from $85 million December 31, 2019. The increase in shareholders’ equity during the nine months ended September 30, 2020 was due to net income of $7.9 million and an increase in accumulated other comprehensive income of $792 thousand offset by dividends declared of $2.3 million. The Company and the Bank met all regulatory capital requirements at September 30, 2020.

RESULTS OF OPERATIONS

Three months ended September 30, 2020 and 2019

For the quarters ended September 30, 2020 and 2019, the Company recorded net income of $2.8 million and $2.7 million and $1.02 and $0.98 per share, respectively. The $105 thousand increase in net income for the period was primarily the result of a $422 thousand increase in noninterest income and a decrease of $401 thousand in interest expenses. The increases were partially offset by a decrease of $548 thousand in interest

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

income, an increase in the provision for loan losses of $92 thousand, and a $27 thousand increase in federal income tax provision.

Return on average assets and return on average equity were 1.14% and 12.19%, respectively, for the three-month period of 2020, compared to 1.38% and 12.89%, respectively for the same quarter in 2019.

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Federal funds sold	$—	$—	—	$393	$2	2.02%
Interest-earning deposits	172,857	42	0.10%	59,681	354	2.35
Taxable securities	97,723	372	1.51	87,091	534	2.43
Tax-exempt securities [4]	20,673	139	2.68	23,494	168	2.84
Loans [3,4]	635,124	7,197	4.51	554,957	7,244	5.18
Total interest-earning assets	926,377	7,750	3.33%	725,616	8,302	4.54%
Noninterest-earning assets	53,429			47,866
TOTAL ASSETS	$979,806			$773,482

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$223,187	$85	0.15%	$141,260	$175	0.49%
Savings deposits	232,121	72	0.12	191,124	236	0.49
Time deposits	125,028	479	1.52	124,888	555	1.76
Borrowed funds	51,345	37	0.29	43,335	108	0.99
Total interest-bearing liabilities	631,681	673	0.42%	500,607	1,074	0.85%
Noninterest-bearing demand deposits	252,952			186,710
Other liabilities	3,764			3,217
Shareholders' Equity	91,409			82,948
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$979,806			$773,482
Taxable equivalent net interest income		$7,077			$7,228
Tax equivalent adjustment		(36)			(40)
Net interest income		$7,041			$7,188
Net interest margin			3.02%			3.93%
Tax equivalent adjustment			0.02			0.02
Net interest margin-taxable equivalent			3.04%			3.95%
Taxable equivalent net interest spread			2.91%			3.69%

1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Interest income is shown on a fully tax-equivalent basis.

Interest income for the quarter ended September 30, 2020, was $7.7 million representing a $548 thousand decrease, or a 6.6% decline, compared to the same period in 2019. This decrease was primarily due to average loan rates decreasing 67 basis points partially offset by an average volume increase of $80 million for the quarter ended September 30, 2020 as compared to the same period in 2019. Interest expense for the quarter ended September 30, 2020 was $673 thousand, a decrease of $401 thousand, or 37%, from the same quarter in 2019. The decrease in interest expense occurred primarily due to a decrease in rates on all liabilities for the quarter ended September 30, 2020, partially offset by increases in the average balances.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ended September 30, 2020, the provision for loan losses was $377 thousand, compared to a provision of $285 thousand provision for the same quarter in 2019. For more discussion see Financial Condition. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended September 30, 2020, was $1.9 million, an increase of $422 thousand, or 29%, compared to the same quarter in 2019.  The gain on the sale of mortgage loans to the secondary market increased by $435 thousand for the quarter ended September 30, 2020 as additional loan volume was sold into the secondary market. Debit card interchange income increased $56 thousand, or 15%, with greater fees generated from usage in the third quarter 2020. Earnings on bank owned life insurance increased $11 thousand for the third quarter 2020 a result of adding policies in 2019. Fees from trust and brokerage services increased $2 thousand to $236 thousand for the third quarter 2020 as compared to the same quarter in 2019. Service charges on deposit accounts decreased $81 thousand, or 24%, compared to the same quarter in 2019 primarily from a volume decrease in overdraft fees.

Noninterest expenses for the quarter ended September 30, 2020 increased $51 thousand, or 1%, compared to the third quarter 2019. Salaries and employee benefits decreased $34 thousand, or 1%, a result of an increase in capitalization of approximately $54 thousand in salary and benefits expense to deferred loan origination costs related to new commercial and mortgage loan originations. The loan capitalization reductions in salary were partially offset by increases in base wage, social security benefits and incentive accruals. The Ohio financial institutions tax increased $18 thousand in the third quarter due to the Company’s increased capital base. Marketing and public relations expense decreased $53 thousand, or 36%, primarily due to events being cancelled due to COVID-19. Debit card expenses increased $23 thousand, or 16%, compared to the third quarter 2019 with increased volume. Software expense rose $44 thousand quarter over quarter with additional investment. Occupancy expense increased $37 thousand in 2020 over the third quarter 2019. Professional and director fees decreased $84 thousand for the quarter ended September 30, 2020 as compared to the third quarter 2019. This decrease resulted from a decrease in audit expense as the Company is no longer subject to an internal controls audit opinion from an outside accountant and directors fees with the decrease of one director.

Federal income tax expense increased $27 thousand, or 4%, for the quarter ended September 30, 2020 as compared to the third quarter 2019. The provision for income taxes was $676 thousand (effective rate of 19%) for the quarter ended September 30, 2020, compared to $649 thousand (effective rate of 19%) for the same quarter ended 2019.

RESULTS OF OPERATIONS

Nine months ended September 30, 2020 and 2019

For the nine months ended September 30, 2020 and 2019, the Company recorded net income of $7.9 million and $7.8 million and $2.88 and $2.85 per share, respectively. The $68 thousand increase in net income for the quarter was primarily the result of an increase of $869 thousand in other noninterest income and an increase in the federal income tax provision of $7 thousand. The increases were partially offset by a $301 thousand decrease in net interest income, an increase of $76 thousand in noninterest expense, and an increase in the provision for loan losses of $417 thousand.

Return on average assets and return on average equity were 1.17% and 11.80%, respectively, for the nine months ended September 30, 2020, compared to 1.39% and 13.00%, respectively for the same period in 2019.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the Nine Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Federal funds sold	$—	$—	—	$335	$6	2.23%
Interest-earning deposits in other banks	122,382	312	0.34%	42,087	743	2.36
Taxable securities	101,107	1,462	1.93	87,364	1,705	2.61
Tax-exempt securities[4]	20,637	435	2.82	23,317	508	2.92
Loans[3,4]	605,767	21,162	4.67	551,157	21,507	5.22
Total earning assets	849,893	23,371	3.66%	704,260	24,469	4.65%
Other assets	52,101			45,699
TOTAL ASSETS	$901,994			$749,959

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$190,490	$308	0.22%	$129,187	$432	0.45%
Savings deposits	216,463	270	0.17	188,530	746	0.53
Time deposits	126,229	1,561	1.65	122,638	1,533	1.67
Other borrowed funds	48,901	154	0.42	44,506	370	1.11
Total interest bearing liabilities	582,083	2,293	0.52%	484,861	3,081	0.85%
Non-interest bearing demand deposits	226,874			181,585
Other liabilities	3,729			3,054
Shareholders' Equity	89,308			80,459
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$901,994			$749,959
Taxable equivalent net interest income		$21,078			$21,388
Tax equivalent adjustment		(109)			(118)
Net interest income		$20,969			$21,270
Net interest margin			3.29%			4.04%
Tax equivalent adjustment			0.02			0.02
Net interest margin-taxable equivalent			3.31%			4.06%
Taxable equivalent net interest spread			3.14%			3.80%

1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Interest income is shown on a fully tax-equivalent basis.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the nine months ended September 30, 2020, was $23.3 million representing a $1.1 million decrease, or a 4% decline, compared to the same period in 2019. This decrease was primarily due to yield decreases as follows: 202 basis points in interest-earning deposits in other banks, 55 basis points in average loan rates, and 68 basis points in  average taxable security yields for the period ended September 30, 2020 as compared to the same period in 2019. Interest expense for the nine months ended September 30, 2020 was $2.3 million, a decrease of $788 thousand, or 26%, from the same period in 2019. The decrease in interest expense occurred primarily due to a decrease in rates on all interest-bearing liabilities for the nine months ended September 30, 2020, partially offset by increases in the average balances.

For the nine months ended September 30, 2020, the provision for loan losses was $1.3 million, compared to a provision of $855 thousand provision for the same period in 2019. For more discussion see Financial Condition. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the nine months ended September 30, 2020, was $4.8 million, an increase of $869 thousand, or 22%, compared to the same period in 2019. The gain on the sale of mortgage loans to the secondary market increased $902 thousand to $1.2 million for the nine months ended September 30, 2020.  Debit card interchange income increased $116 thousand, or 11%, with increased card usage in the first nine months of 2020.  Earnings on bank owned life insurance policies increased $64 thousand for the period with the additional purchase of $3 million in policies in 2019. Service charges on deposit accounts decreased $185 thousand, or 20%, compared to the same period in 2019 primarily from decreases in overdraft fees. Fees from trust and brokerage services decreased $8 thousand for the period.

Noninterest expenses for the nine months ended September 30, 2020 increased $76 thousand, or less than 1%, compared to the same period in 2019.   Salaries and employee benefits decreased $147 thousand, or 2%, a result of the capitalization of deferred loan origination costs related to PPP loan originations. Marketing and public relations expense decreased $116 thousand, or 29%, with decreases in market, brand recognition initiatives, and community support in the company’s market due to COVID-19. Debit card expenses increased $50 thousand, or 12%, compared to the prior period in 2019.  Occupancy expense increased $93 thousand over the same period in 2019 with an increase in depreciation, maintenance, and supplies expense. Professional and director fees decreased $120 thousand for the nine months ended September 30, 2020 as compared to the same period in 2019.

Federal income tax expense increased $7 thousand, or less than 1%, for the nine months ended September 30, 2020 as compared to the same period in 2019. The provision for income taxes was $1.89 million (effective rate of 19%) for the nine months ended September 30, 2020, compared to $1.88 million (effective rate of 19%) for the same period ended 2019.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 8.9% at September 30, 2020 compared with 9.9% at December 31, 2019.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During October 2019, the federal banking agencies adopted an optional community bank leverage ratio (“CBLR”).  Depository institutions and depository institution holding companies, that have less than $10 billion in total consolidated assets and have a tier 1 leverage ratio of greater than 9 percent, are considered qualifying community banking organizations and are eligible to opt into the community bank leverage ratio framework.  Additionally, such insured depository institutions are considered to have satisfied the risk-based and leverage capital requirements and will be considered well-capitalized under the rule, effective January 1, 2020.  The Company met the well-capitalized ratios under the new standard at both September 30, 2020 and December 31, 2019 but has not elected to opt-in to the CBLR framework as of September 30, 2020.

	Capital Ratios
	September 30, 2020	December 31, 2019
Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	15.8%	14.3%
Bank	15.3%	14.1%

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	15.8%	14.3%
Bank	15.3%	14.1%

Total Capital To Risk Weighted Assets Ratio
Consolidated	17.0%	15.5%
Bank	16.5%	15.3%

Tier 1 Leverage Ratio
Consolidated	8.9%	10.0%
Bank	8.6%	9.9%

LIQUIDITY

(Dollars in millions)	September 30, 2020	December 31, 2019	Change
Cash and cash equivalents	$198	$102	$96
Available from FHLB	97	97	0
Unpledged AFS securities at fair market value	46	61	(15)
	$341	$260	$81
Net deposits and short-term liabilities	$822	$673	$149
Liquidity ratio	41.5%	38.6%
Minimum board approved liquidity ratio	20.0	20.0

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

The liquidity and on-hand liquidity ratios were 41.5% and 23.7% at September 30, 2020 as compared to 38.6% and 17.9% at December 31, 2019.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The COVID-19 pandemic added market risk disclosure which should be read with the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. While 2020 began with increased loan demand and strong employment, the economic picture reversed sharply as coronavirus wreaked havoc and became the lead story by mid-March. A series of emergency health orders for public safety curtailed nonessential activity and had the effect of shutting down vast swaths of Ohio’s economy, resulting in a peak of approximately one million people on unemployment, or an unemployment rate of 17.6%, in Ohio during April of 2020.  By late September, Ohio’s unemployment rate approximated 8.4%, as 472 thousand remained unemployed.  The bank is based in Holmes County which is reporting the lowest unemployment rate in Ohio at 3.5% in September.  Of the counties within the bank’s footprint, Stark County reported the highest unemployment rate at 7.8% in September.  With the virus ramping up in October 2020, the longer-term impact of our response is dependent on a number of variables, including higher delinquencies should unemployment rise and increased credit deterioration in industries negatively impacted by COVID-19. The Company’s employee base continues to be dispersed amongst different buildings and home to ensure no one department could be disrupted by illness.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. All balance sheet positions and interest rate projections are currently within the Company’s board-approved policy.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -200 through +400 basis point changes, in 100 basis point increments, in market interest rates at September 30, 2020 and December 31, 2019. The net interest income reflected is for the first twelve-month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

September 30, 2020
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$28,987	$2,100	7.8%	+/- 25%
+300	28,440	1,553	5.8	+/-15
+200	27,916	1,029	3.8	+/-10
+100	27,452	565	2.1	+/-5
0	26,887	—	—	—
-100	26,653	(234)	(0.9)	+/-5
-200	26,430	(457)	(1.7)	+/-10

December 31, 2019
+400	$30,266	$1,481	5.1%	+/- 25%
+300	29,958	1,173	4.1	+/-15
+200	29,599	814	2.8	+/-10
+100	29,208	423	1.5	+/-5
0	28,785	—	—	—
-100	27,955	(830)	(2.9)	+/-5
-200	26,767	(2,018)	(7.0)	+/-10

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

Quarter ended September 30, 2020

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 7, 2005 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 10% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. No repurchases were made during the quarterly period ended September 30, 2020.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended September 30, 2020

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	November, 9 2020	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	November, 9 2020	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer