Form 10-K
period 2020-12-31
CSB BANCORP INC /OH
filed 2021-03-16
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-21714

CSB BANCORP, INC.

(Exact name of Registrant as specified in its Charter)

Ohio	34-1687530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
91 North Clay Street Millersburg, Ohio	44654
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 674-9015

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $6.25 par value	CSBB	OTC Pink

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock as of June 30, 2020 of $32.00 per share on the OTC Stock Market, was $81.1 million.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2021 was 2,742,350.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CSB Bancorp Inc.’s 2020 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I and II of this Form 10-K.

Portions of CSB Bancorp Inc.’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS.

General

CSB Bancorp, Inc. (“CSB”), is a registered financial holding company under the Bank Holding Company Act of 1956, as amended, and was incorporated under the laws of the State of Ohio in 1991. The Commercial and Savings Bank of Millersburg, Ohio (the “Bank”), an Ohio banking corporation chartered in 1879, is a wholly owned subsidiary of CSB. The Bank is a member of the Federal Reserve System, and its deposits are insured up to the maximum amount provided by law by the Federal Deposit Insurance Corporation (“FDIC”). The primary regulators of the Bank are the Federal Reserve Board and the Ohio Division of Financial Institutions. CSB Investment Services, LLC, an Ohio limited liability company (“CSB Investment”), is a wholly owned subsidiary of CSB that is licensed to engage in the business of insurance in the State of Ohio. In this Annual Report on Form 10-K, CSB and its subsidiaries are sometimes collectively referred to as the “Company.”

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

The Bank provides residential real estate, commercial real estate, commercial, and consumer loans to customers located primarily in Holmes, Stark, Tuscarawas, Wayne, and portions of surrounding counties in Ohio. The Bank’s market area has historically exhibited relatively stable economic conditions. With the onset of the COVID-19 pandemic and the resulting economic shutdown of nonessential businesses in March of 2020, economic activity in the Company’s market area slowed during the second quarter of 2020. As the year continued, economic stimulus and the reopening of businesses led to an increase in economic activity in the second half of the year.   Reported unemployment levels in December 2020 ranged from 2.7% to 5.2% in the four primary counties served by the Bank. These levels increased slightly from December 2019 in three of the four counties served by the Bank apart from Holmes County where the unemployment rate decreased slightly compared to 2019. Labor demand increased modestly in some sectors not heavily affected by the pandemic and wage pressures have elevated somewhat. The local housing market continues to be strong with supply still relatively tight. Construction costs remain high as some supply chain disruptions have contributed to the increase.

Certain risks are involved in providing loans, including, but not limited to, the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan or renews an existing loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, the collateral being used to secure the transaction if any, and other factors. For all commercial loan relationships greater than $500,000 the Bank’s internal credit department performs an annual risk rating review. In addition to this review, an independent, outside loan review firm is engaged to review a sample of watch list and adversely classified credits over $250,000 and a sample of commercial loan relationships greater than $250,000. The outside loan review will also assess management’s current credit grades and provide commentary with regard to assigned ratings and the need for a credit to be classified as a troubled debt restructuring, as well as assess management’s specific loan loss reserves for loans included in their sample that are considered to be impaired. In addition, any loan over $100,000 identified as a problem credit by management and/or the external loan review consultants is assigned to the Bank’s “loan watch list,” has a written action plan created specifically for the loan relationship, and is subject to ongoing review at least quarterly by the Bank’s credit department and the assigned loan officer to ensure appropriate action is taken if deterioration continues.

Commercial loan rates are variable and fixed and include operating lines of credit and term loans made to businesses, primarily based on their ability to repay the loan from the cash flow of the business. Business assets such as equipment, accounts receivable, and inventory typically secure such loans. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. These loans typically involve larger loan balances, are generally dependent on the cash flow of the business, and thus may be subject to a greater extent to adverse conditions in the general economy or in a specific industry. Management reviews the borrower’s cash flows when deciding whether to grant the credit in order to evaluate whether estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.

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

Home equity lines of credit are made to individuals and are secured by second or first mortgages on the borrower’s residence. Loans are based on similar credit and appraisal criteria used for residential real estate loans; however, loans up to 90% of the value of the property may be approved for borrowers with excellent credit histories. These loans typically bear interest at variable rates and require minimum monthly payments of the accrued interest.

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

While CSB’s chief decision-makers monitor the revenue streams of the various financial products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. For a discussion of the Company’s financial performance for the fiscal year ended December 31, 2020, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

Employees

On December 31, 2020, the Company had 187 employees, 159 of which were employed on a full-time basis. CSB has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Employees are provided benefit programs, some of which are contributory. Management considers its employee relations to be good.

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

Supervision and Regulation of CSB and the Bank

CSB and the Bank are subject to extensive regulation by federal and state regulatory agencies. The regulation of financial holding companies and their subsidiaries by bank regulatory agencies is intended primarily for the protection of consumers, depositors, borrowers, the deposit insurance funds of the FDIC (the “DIF”), and the banking system as a whole and not for the protection of shareholders.

CSB is a bank holding company that has registered with the Federal Reserve Board (“FRB”) as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”), a qualifying bank holding company may elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company, if: (i) the holding company is "well managed" and "well capitalized" and (ii) each of its subsidiary banks (a) is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, (b) is well managed, and (c) has at least a "satisfactory" rating under the Community Reinvestment Act (the “CRA”).  CSB has been a financial holding company since 2005. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. The financial holding company and its subsidiaries must continue to meet the above described requirements in order to continue to engage in activities that are financial in nature without being subjected to regulatory action or restriction, which could include divestiture of the subsidiary or subsidiaries.

GLBA defines “financial in nature” to include securities underwriting, dealing, and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the FRB has determined to be closely related to banking. CSB is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, the Exchange Act, and the regulations rules and regulations promulgated thereunder, as administered by the SEC.

The Bank, as an Ohio state-chartered bank and member of the Federal Reserve System, is subject to regulation, supervision, and examination by the Ohio Division of Financial Institutions and the FRB. Because the FDIC insures its deposits, the Bank is also subject to certain FDIC regulations. The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations, and safeguards the safety and soundness of the financial institution industry. The Bank’s deposits are insured up to applicable limits by the DIF, and the Bank is subject to deposit insurance assessments to maintain the DIF. In addition, the Bank is subject to regulations promulgated by the Consumer Financial Protection Bureau (the “CFPB”), which was established by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”).

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

The following information describes selected federal and state statutory and regulatory provisions that have, or could have, a material impact on the Company’s business. This discussion is qualified in its entirety by reference to the full text of the particular statutory or regulatory provisions contained or referenced herein.

Regulation of Bank Holding Companies

As a financial holding company, CSB’s activities are subject to regulation by the FRB. CSB is subject to regular examinations by the FRB and is required to file reports and such additional information as the FRB may require.

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

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was signed into law. The Regulatory Relief Act repealed or modified certain provisions of the Dodd-Frank Act and eased regulations on all but the largest banks (those with consolidated assets in excess of $250 billion). Bank holding companies with consolidated assets of less than $100 billion, including CSB, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including CSB, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to CSB even before the enactment of the Regulatory Relief Act.

The Coronavirus Aid, Relief, and Economic Security Act of 2020

In response to the novel COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as CSB, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the FRB, and other federal banking agencies, including those with direct supervisory jurisdiction over CSB. Furthermore, as COVID-19 evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. For example, on December 27, 2020, the Consolidated Appropriations Act (the “CAA”) was signed into law, which, among other things, allowed certain banks to temporarily postpone implementation of the current expected credit loss (“CECL”) model (accounting standard), which is described below. CSB is continuing to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to COVID-19.

The CARES Act amended the loan program of the Small Business Administration (the “SBA”), in which CSB participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the “PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of COVID-19, additional legislation was enacted authorizing the SBA to resume accepting PPP applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020. As a participating lender in the PPP, CSB continues to monitor legislative, regulatory, and supervisory developments related thereto. On September 29, 2020, the federal bank regulatory agencies issued a final rule that neutralizes the regulatory capital and liquidity coverage ratio effects of participating in certain COVID-19 liquidity facilities due to the fact there is no credit or market risk in association with exposures pledged to such facilities. As a result, the final rule supports the flow of credit to households and businesses affected by COVID-19.

The CARES Act encouraged the FRB, in coordination with the Secretary of the Treasury, to establish or implement various programs to help mitigate the adverse effects of COVID-19 on midsize businesses, nonprofits, and municipalities. In April 2020, the FRB established the Main Street Lending Program (“MSLP”) to implement certain of these recommendations. The MSLP supported lending to small and medium-sized businesses that were in sound financial condition before the onset of COVID-19. On November 19, 2020, Treasury Secretary Steven Mnuchin indicated that he would not reauthorize extending the MSLP past December 31, 2020. However, the FRB extended the program to January 8, 2021, in order to process loans that were submitted on or before December 14, 2020. The program ended on January 8, 2021.

Current Expected Credit Loss Model

In December 2018, the federal banking agencies issued a final rule to address regulatory treatment of credit loss allowances under CECL.  The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. Concurrent with the enactment of the CARES Act, the federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. On August 26, 2020, the federal banking agencies issued a final rule that made certain technical changes to the interim final rule, including expanding the pool of eligible institutions.

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

In July 2013, the United States banking regulators issued new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”).  Community banking organizations, including CSB, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015; while a new capital conservation buffer and deductions from common equity capital phased in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital phased in from January 1, 2015 through January 1, 2019.

The Basel III Capital Rules include (i) a minimum common equity tier 1 capital ratio of 4.5%, (ii) a minimum tier 1 capital ratio of 6.0%, (iii) a minimum total capital ratio of 8.0%, and (iv) a minimum leverage ratio of 4.0%.

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

The Basel III Capital Rules place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers in the event the Company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Pursuant to the FRB’s Small Bank Holding Company Policy statement (“SBHC Policy”), a bank holding company with assets of less than $1 billion and meeting certain other requirements is not required to comply with the consolidated capital requirements until such company exceeds $1 billion in assets or is otherwise determined by the FRB not to qualify as a small bank holding company. On December 31, 2020, CSB was deemed to be a small bank holding company under the SBHC Policy and was not required to comply with the FRB’s regulatory capital requirements. The Bank, however, must comply with the new capital requirements.

The implementation of the Basel III Capital Rules did not have a material impact on CSB’s or the Bank’s capital ratios.

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

As of December 31, 2020, the Bank met the ratio requirements in effect at that date to be deemed “well-capitalized.” See Note 13 – Regulatory Matters of the Notes to Consolidated Financial Statements located on page 50 of CSB’s 2020 Annual Report, which is incorporated herein by reference. Management of the Company believes the Bank also meets the capital requirements to be deemed “well-capitalized” under the new guidelines.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the insured institution and may also impose special assessments in emergency situations.  The premiums fund the DIF.  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio ("DRR"), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC's rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%. The DRR reached 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits were determined by the FDIC for banks with assets of less than $10 billion for the portion of their assessments that contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion ("small bank credits") beginning September 30, 2019. The FDIC will continue to apply small bank credits so long as the DRR is at least 1.35%. The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, federally insured institutions. It also may prohibit any federally insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the Deposit Insurance Fund. The FDIC also has the authority to take enforcement actions against insured institutions. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or written agreement entered into with the FDIC.

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

Payments of dividends by the Bank are limited by applicable state and federal laws and regulations. The ability of CSB to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by the Bank. However, the FRB expects CSB to serve as a source of strength for the Bank and may require CSB to retain capital for further investment in the Bank, rather than pay dividends to CSB shareholders. Payment of dividends by the Bank may be restricted at any time at the discretion of its applicable regulatory authorities if they deem such dividends to constitute an unsafe or unsound banking practice. These provisions could have the effect of limiting CSB’s ability to pay dividends on its common shares.

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

On July 22, 2020, the CFPB issued a final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the “Small Dollar Rule”) that modified a former rule that was issued in November 2013. Specifically, the Small Dollar Rule revokes provisions contained in the 2013 rule that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements.

Separately, in May 2018, the Office of the Comptroller of the Currency (the “OCC”) published guidance that encourages national banks and federal savings associations to offer responsible short-term, small-dollar installment loans with terms between two and twelve months and equal amortizing payments. Pursuant to the OCC’s guidance on this issue, banks are encouraged to offer these products in a manner that is consistent with sound risk management principles and clear, documented underwriting guidelines. Further, the federal bank regulatory agencies issued interagency guidance on May 20, 2020, to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. The Small Dollar Rule did not have a material effect on CSB’s financial condition or results of operations on a consolidated basis in 2020.

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

USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as amended (the “Patriot Act”), and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity.

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

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the financial institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the financial institution or its critical service providers fall victim to this type of cyber-attack. If CSB fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

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

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the SEC’s Industry Guide 3 “Statistical Disclosures by Bank Holding Companies,” or a specific reference as to the location of required disclosures in CSB’s 2020 Annual Report.

Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differential

The information set forth under the heading, “Average Balance Sheets and Net Interest Margin Analysis” located on page 10 of CSB’s 2020 Annual Report is incorporated by reference herein.

The information set forth under the heading, “Rate/Volume Analysis of Changes in Income and Expense” located on page 11 of CSB’s 2020 Annual Report is incorporated by reference herein.

Investment Portfolio

The following is a schedule of the fair value of securities on December 31:

(Dollars in thousands)
Securities available-for-sale, at fair value	2020	2019	2018
U.S. Treasury security	$1,011	$999	$996
U.S. Government agencies	14,006	5,496	7,170
Mortgage-backed securities of government agencies	140,012	75,857	44,901
Asset-backed securities of government agencies	837	917	1,024
State and political subdivisions	23,966	21,511	23,125
Corporate bonds	10,606	7,366	8,312
Total available-for-sale	$190,438	$112,146	$85,528

Securities held-to-maturity, at fair value
U.S. Government agencies	$—	$4,993	$9,098
Mortgage-backed securities of government agencies	5,800	8,957	11,020
State and political subdivisions	3,425	—	—
Total held-to-maturity	$9,225	$13,950	$20,118

Equity securities	$87	$92	$83

The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2020:

	One Year or Less		After One Year Through Five Years		Maturing After Five Years Through Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
Available-for-sale:
U.S. Treasury	$999	1.60%	$—	—%	$—	—%	$—	—%	$999	1.60%
U.S. Government agencies	—	—	10,998	0.40	3,000	0.74	—	—	13,998	0.47
Mortgage-backed securities of government agencies	2	2.24	628	2.72	7,333	1.31	131,001	1.20	138,964	1.21
Asset-backed securities of government agencies	—	—	—	—	—	—	848	1.38	848	1.38
State and political subdivisions	436	2.52	7,860	2.96	15,126	2.34	—	—	23,422	2.55
Corporate bonds	2,501	3.01	3,818	1.30	4,522	2.75	—	—	10,841	2.30
Total	$3,938	2.60%	$23,304	1.47%	$29,981	1.99%	$131,849	1.20%	$189,072	1.39%

Held-to-maturity:
Mortgage-backed securities of government agencies	$—	—%	$—	—%	$263	1.27%	$5,357	1.78%	$5,620	1.75%
State and political subdivisions	3,425	2.63	—	—	—	—	—	—	3,425	2.63
Total	$3,425	2.63%	$—	—%	$263	1.27%	$5,357	—%	$9,045	2.08%

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

Loan Portfolio

Total loans on the balance sheet are comprised of the following classifications on December 31:

(Dollars in thousands)	2020	2019	2018	2017	2016
Commercial	$191,540	$137,114	$146,875	$140,273	$134,268
Commercial real estate	187,221	196,748	183,605	179,663	159,475
Residential real estate	177,155	174,259	167,296	157,172	144,489
Construction and land development	36,038	23,960	31,227	22,886	23,428
Consumer	17,916	19,052	19,402	16,306	13,308
Total loans	$609,870	$551,133	$548,405	$516,300	$474,968

The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, excluding residential real estate mortgage and installment loans, as of December 31, 2020:

	Maturing
(Dollars in thousands)	One Year or Less	One Through Five Years	After Five Years	Total
Commercial	$51,903	$112,038	$27,599	$191,540
Commercial real estate	2,385	19,241	165,595	187,221
Construction and land development	2,180	11,271	22,587	36,038
Total	$56,468	$142,550	$215,781	$414,799

The following is a schedule of fixed rate and variable rate commercial, commercial real estate and construction and land development loans due after one year from December 31, 2020.

(Dollars in thousands)	Fixed Rate	Variable Rate
Total commercial, commercial real estate and construction and land development loans due after one year	$120,463	$237,868

The following schedule summarizes nonaccrual, past due and restructured loans.

(Dollars in thousand)	2020	2019	2018	2017	2016
Loans accounted for on a nonaccrual basis	$4,448	$4,298	$3,155	$6,081	$1,449
Accruing loans that are contractually past due 90 days or more as to interest or principal payments	49	241	174	441	235
Total	$4,497	$4,539	$3,329	$6,522	$1,684

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

Information regarding impaired loans on December 31 is as follows:

(Dollars in thousands)	2020	2019	2018
Total recorded investment of impaired loans	$6,352	$6,071	$3,860
Less portion for which no allowance for loan loss is allocated	5,151	5,483	3,122
Portion of impaired loan balance for which an allowance for loan loss is allocated	1,201	588	738
Portion of allowance for loan losses allocated to the impaired loan balance on December 31	30	34	101

For the year ended December 31, 2020, interest income recognized on impaired loans amounted to $119 thousand, while $354 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2019, interest income recognized on impaired loans amounted to $134 thousand, while $316 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2018, interest income recognized on impaired loans amounted to $113 thousand, while $371 thousand would have been recognized had the loans been performing under their contractual terms.

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

On December 31, 2020, no loans were identified for which management had serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in the tables set forth above. On a monthly basis, the Company internally classifies certain loans based on various factors. On December 31, 2020, these amounts, including impaired and nonperforming loans, amounted to $32 million of substandard loans and $317 thousand doubtful loans.

As of December 31, 2020, there were no concentrations of loans greater than 10% of total loans that were not otherwise disclosed as a category of loans in the loan portfolio table set forth above.

Summary of Loan Loss Experience

The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended December 31:

(Dollars in thousands)	2020	2019	2018	2017	2016
LOANS
Average loans outstanding during period	$609,207	$552,014	$535,506	$497,048	$448,941

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$7,017	$5,907	$5,604	$5,291	$4,662
Loans charged-off:
Commercial	77	47	823	1,184	297
Commercial real estate	138	—	103	—	50
Residential real estate	15	—	37	—	12
Construction and land development	312	—	—	—	—
Consumer	100	211	119	20	59
Total loans charged-off	642	258	1,082	1,204	418

Recoveries of loans previously charged-off:
Commercial	130	175	61	361	214
Commercial real estate	41	1	1	—	334
Residential real estate	3	7	3	8	5
Construction and land development	—	—	—	—	—
Consumer	75	45	4	3	1
Total loans recoveries	249	228	69	372	554

Net loans charged-off (recovered)	393	30	1,013	832	(136)
Provision charged to operating expense	1,650	1,140	1,316	1,145	493
Balance at end of period	$8,274	$7,017	$5,907	$5,604	$5,291

Ratio of net charge-offs (recoveries) to average loans outstanding for period	0.06%	0.01%	0.19%	0.17%	(0.03)%

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

	Allocation of the Allowance for Loan Losses
	(Dollars in thousands)
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
Commercial	$1,739	31.4%	$2,408	24.9%	$2,178	26.8%	$1,813	27.2%	$2,207	28.3%
Commercial real estate	3,469	30.7	2,153	35.7	1,791	33.5	1,735	34.8	1,264	33.6
Residential real estate	1,156	29.1	1,152	31.6	1,245	30.5	1,273	30.4	1,189	30.4
Construction & land development	756	5.9	203	4.3	258	5.7	237	4.4	178	4.9
Consumer	352	2.9	481	3.5	306	3.5	175	3.2	141	2.8
Unallocated	802		620		129		371		312
Total	$8,274	100.0%	$7,017	100.0%	$5,907	100.0%	$5,604	100.0%	$5,291	100.0%

Deposits

The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average Amounts Outstanding Year ended December 31,			Average Rate Paid Year ended December 31,
(Dollars in thousands)	2020	2019	2018	2020	2019	2018
Noninterest-bearing demand	$236,348	$187,914	$175,439	N/A	N/A	N/A
Interest-bearing demand	203,010	135,313	117,879	0.19%	0.44%	0.30%
Savings deposits	223,785	189,520	180,718	0.15	0.48	0.37
Time deposits	125,761	123,694	115,610	1.59	1.70	1.18
Total deposits	$788,904	$636,441	$589,646

The Bank does not have any material deposits by foreign depositors.

The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more, as of December 31, 2020:

(Dollars in thousands)
Three months or less	$11,997
Over three through six months	9,260
Over six through twelve months	15,220
Over twelve months	21,552
Total	$58,029

Return on Equity and Assets

	2020	2019	2018
Return on average assets	1.13%	1.36%	1.31%
Return on average shareholders’ equity	11.71	12.77	12.89
Dividend payout ratio	29.35	28.42	28.57
Average shareholders' equity to average assets	9.69	10.65	10.19

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, short-term advances through the Federal Home Loan Bank, and federal funds purchased. Securities sold under agreements to repurchase mature one (1) business day from the transaction date. Federal funds purchased generally have overnight terms. Information concerning short-term borrowings is summarized as follows:

(Dollars in thousands)	2020	2019	2018
Securities sold under agreements to repurchase, federal funds purchased and short-term advances at year-end	$37,215	$38,889	$37,415
Average balance outstanding	43,017	37,258	41,334
Maximum outstanding at any month end during the year	48,865	38,889	44,155
Weighted-average interest rate at year-end	0.14%	0.51%	1.01%
Weighted-average rate during the year	0.21	0.85	0.81

ITEM 1A. RISK FACTORS.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic is adversely affecting us and our customers, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant.

COVID-19 has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets, increased unemployment levels, and decreased consumer confidence, generally. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The pandemic could influence the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Furthermore, the pandemic could affect the stability of our deposit base as well as our capital and liquidity position, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, result in lost revenue and cause us to incur additional expenses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairments in future periods on the securities we hold as well as reductions in other comprehensive income.

The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including:

•

The duration, extent, and severity of the pandemic.  COVID-19 has not been contained and could affect significantly more households and businesses. The duration and severity of the pandemic continue to be impossible to predict.

•

The response of governmental and nongovernmental authorities.  Many of the actions taken by authorities have been directed at curtailing personal and business activity to contain COVID-19 while simultaneously deploying fiscal-and monetary-policy measures to assist in mitigating the adverse effects on individuals and businesses. These actions are not consistent across jurisdictions but, in general, have been rapidly expanding in scope and intensity.

•

The effect on our customers, counterparties, employees, and third-party service providers.  COVID-19 and its associated consequences and uncertainties may affect individuals, households, and businesses differently and unevenly. In the near-term if not longer, however, our credit, operational, and other risks are generally expected to increase.

•

The effect on economies and markets.  Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional, and local economies and markets could suffer lasting disruptions.

•

The success of hardship relief efforts to bridge the gap to reopening the economy.  The U.S. government has implemented programs to directly compensate individuals and grant or loan money to businesses in an effort to provide funding while the economy is shut down. Many banks, including the Bank, have implemented hardship relief programs that include payment deferral and short-term funding options. The success of these programs could mute the effect on the Company's credit losses, which may be difficult to determine.

The duration of these business interruptions and related impacts on our business and operations, which will depend on future developments, are uncertain and cannot be reasonably estimated at this time. The pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, reduced demand for our products and services, and other negative impacts on our financial position, results of operations, and prospects. The cumulative effects of COVID-19 and the measures implemented by governments to combat the pandemic on mortgaged properties may cause borrowers to be unable to meet their payment obligations under mortgage loans that we hold and may result in significant losses.

Even after COVID-19 has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

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

Management cannot be certain that the security controls it has adopted will prevent unauthorized access to its computer systems or those of its third-party service providers, whom it requires to maintain similar controls. A security breach of the computer systems and loss of confidential information, such as customer account numbers or personal information could result in a loss of customers’ confidence and, thus, loss of business. In addition, unauthorized access to or use of sensitive data could subject the Company to litigation, liability, and costs to prevent future occurrences.

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

Competition in the financial services industry is intense, as the Company competes with banks, credit unions, savings and loan associations, securities dealers, finance and insurance companies, mortgage brokers, and investment advisors. As a result of their size and ability to achieve economies of scale, certain of the Company’s competitors offer a broader range of products and services, or in some cases a lower cost operating model, than the Company can offer. The OCC has announced that it will accept applications for national bank charters from nondepository financial technology companies to engage in banking activities. In addition, the Company’s ability to achieve its financial objectives will depend on its ability to deliver or expand product delivery systems and technology required by customers.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers while reducing costs. The Company’s future success depends, in part, upon its ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in its operations. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect its growth, revenue, and profit.

The Company may not be able to attract and retain skilled people.

The Company’s success depends, in large part, on the ability to attract and retain key people. Succession planning includes the continuity of both the Board of Directors and the management team. Competition for the best people in most activities in which the Company engages can be intense, and it may not be able to attract, hire, or retain the people the Company wants or needs. In order to attract and retain qualified employees, the Company must compensate them at market levels. If the Company is unable to continue to attract and retain qualified employees or do so at rates necessary to maintain the Company’s competitive position, the Company’s performance could suffer, and, in turn, adversely affect the Company’s business, financial condition, or results of operation.

The Company’s exposure to credit risk could adversely affect its earnings and financial condition.

Credit risk is the risk of losing principal and interest income because borrowers fail to repay loans. The Company’s earnings may be negatively impacted if it fails to manage credit risk, as the origination of loans is an integral part of the Company’s business. Factors which may affect the ability of borrowers to repay loans include a slowing of the local economy in which the Company operates, a downturn in one or more business sectors in which the Company’s customers operate, or a rapid increase in interest rates. All the Company’s loan portfolios, particularly commercial and industrial loans may be affected by the impact of higher interest rates. There has been some price appreciation in the housing market across the Company’s footprint, reflecting improved sales and decreased inventories of houses to be sold. A return to further declines in home values and reduced levels of home sales in the Company’s market may have a negative effect on the Company’s business, financial condition, or results of operation.

The Company’s allowance for loan losses may be insufficient.

The Company maintains an allowance for loan losses to cover current, probable loan losses in the Company’s loan portfolio. Management makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans, and performance of customers relative to their financial obligations with the Company. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company’s control and these losses may exceed current estimates. The Company cannot fully predict the amount, timing of losses, or whether the loss allowance will be adequate in the future. If the Company’s assumptions prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the Company’s loan portfolio, resulting in additions to the allowance. Excessive loan losses and significant additions to the Company’s allowance for loan losses could have a material adverse impact on the Company’s business, financial condition, and results of operations. Any such increase in the Company’s allowance for loan losses or loan charge-offs as required by regulatory authorities might have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

As of December 31, 2020, approximately 68% of the Company’s loan portfolio consisted of commercial, commercial real estate, and construction loans. These loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. Included in the commercial loan category on December 31, 2020 were $70.1 million of PPP loans which are fully guaranteed by the SBA. The repayment of these loans often depends on the successful operation of a business. These loans are more likely to be adversely affected by weak conditions in the economy. Also, the commercial loan balance per borrower is typically larger than that of residential mortgage loans and consumer loans, indicating higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and a reduction in interest income. An increase in nonperforming loans could result in an increase in the provision for loan losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Company’s business, financial condition, and results of operations. If the Bank forecloses on collateral property and owns the underlying real estate, the Bank may be subject to the increased costs associated with the ownership of real property, resulting in reduced revenue.

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

The Company requires liquidity to extend credit and repay liabilities on a timely basis at a reasonable cost. The Company’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry, or general economy. Factors that could reduce its access to liquidity sources include a downturn in the north central Ohio market, difficult credit markets, aggressive competitor actions due to liquidity needs, or adverse regulatory actions. The Company’s access to deposits may also be affected by the liquidity needs of its depositors. The Company’s primary source of liquidity is its supply of deposits from consumer and commercial customers which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame. The Company historically has been able to replace maturing deposits and advances as necessary, but it might not be able to readily replace such funds in the future, if a large number of its depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on the Company’s business, financial condition, or results of operations.

The Company is at risk of increased losses from fraud.

Criminals are committing fraud at an increasing rate and are using more sophisticated techniques.  In some cases, these individuals are part of larger criminal rings, which allow them to be more effective.  Such fraudulent activity has taken many forms, ranging from debit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of clients through the use of falsified or stolen credentials.  Additionally, an individual or business entity may properly identify itself, yet seek to establish a business relationship for the purpose of perpetrating fraud.  An emerging type of fraud even involves the creation of synthetic identification in which fraudsters "create" individuals for the purpose of perpetrating fraud.  Further, in addition to fraud committed directly against the Company, it may suffer losses as a result of fraudulent activity committed against third parties.  Increased deployment of technologies, such as chip card technology, defray and reduce certain aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, from unaffiliated healthcare providers and government entities, in order to impersonate the consumer and thereby commit fraud.

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

During the past decade, the Company’s growth has been accomplished through a combination of organic growth, de novo branching, and acquisitions. The Company may acquire other financial institutions or parts of institutions in the future, open new branches, and consider new lines of business and new products or services. Such expansions of its business may involve a number of expenses and risks, generally not attendant with organic growth efforts. Such expenses and risks include:

•	The time and costs associated with identifying and evaluating potential acquisitions or new products or services;
•	The potential inaccuracy of estimates and judgments used to evaluate credit, operation management and market risk with respect to the target institutions;
•	The time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;
•	The Company’s ability to finance an acquisition or other expansion and the possible dilution to the Company’s existing shareholders;
•	The diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;
•	Entry into unfamiliar markets;
•	The possible failure of the introduction of new products and services into the Company’s existing business;
•	The incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the Company’s results of operations; and

•	The risk of loss of key employees and customers.

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

Conditions such as inflation, recession, unemployment, changes in interest rates, money supply, pandemic conditions, and other factors beyond the Company’s control may adversely affect asset quality, deposit levels, and loan demand and therefore, the Company’s earnings. Because the Company has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and the Company’s ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Company’s earnings. If during a period of reduced real estate values, the Company is required to liquidate the collateral securing loans to satisfy the debt, or to increase its allowance for loan losses, it could materially reduce the Company’s profitability and adversely affect its financial condition. The substantial majority of the Company’s loans are to individuals and businesses located in Holmes, Stark, Tuscarawas, Wayne and surrounding counties in Ohio. Consequently, significant declines in north central Ohio real estate values could have a material adverse effect on the Company’s business, financial condition, or results of operations.

Changes in interest rates could adversely affect income and financial condition.

The Company’s results of operation and financial condition are substantially dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on interest bearing deposits and borrowings. Market interest rates are largely beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular the FRB, as well as competitive factors. Changes in interest rates will influence the origination of loans, the purchase of investments, the level of prepayments on the Company’s loans and investments, and the receipt of payments on mortgage-backed securities, resulting in fluctuations of income and cash flow. Changes in interest rates also can affect the value of loans, securities, mortgage servicing rights, and assets under management. Although fluctuations in market interest rates are neither completely predictable nor controllable, the Company’s Asset Liability Committee (ALCO) meets regularly to monitor the Company’s interest rate sensitivity position and oversee the Company’s financial risk management by establishing policies and operating limits. Rising interest rates may adversely affect the ability of borrowers to pay the principal or interest on loans and may lead to an increase in nonperforming assets and a reduction of interest income recognized. The Board reviews interest rate conditions monthly and management maintains continuous surveillance of interest rate risk exposures. Fixed rate investment securities will lose value during rising rates and certain investment securities, notably mortgage-backed securities will experience a decrease in in prepayments of principal and interest, which will extend their maturity. For more information, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K, which summarizes the Company’s exposure to interest rate risk.

A transition away from LIBOR as a reference rate for financial contracts could negatively affect the Company’s income and expenses and the value of various financial contracts.

The London Interbank Offered Rate (“LIBOR”) is used extensively in the United States and globally as a reference rate for various commercial and financial contracts, including adjustable-rate mortgages, corporate debt, interest rate swaps, and other derivatives. In November 2020, the Federal Reserve Board issued a statement supporting the release of a proposal and supervisory statements designed to provide a clear end date for U.S. Dollar LIBOR (“USD LIBOR”), and the federal banking agencies issued a release encouraging banks to stop entering into USD LIBOR contracts by the end of 2021, noting that most legacy contracts will mature prior to the date LIBOR ceases to be issued. It is uncertain at this time the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or other alternative benchmarks or have other consequences that cannot currently be anticipated.  It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding when LIBOR ceases to exist.

The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large financial institutions, is considering replacing USD LIBOR with a new index calculated by short-term repurchase agreements, backed by United States Treasury securities, otherwise known as the Secured Overnight Financing Rate (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. The extent to which SOFR attains traction as a LIBOR replacement tool is not known, although transactions using SOFR have been completed, including by Fannie Mae. Both Fannie Mae and Freddie Mac ceased accepting adjustable-rate mortgages tied to LIBOR and began accepting mortgages based on SOFR in 2020, and many issuers are now utilizing SOFR.

As of December 31, 2020, the Company had three loans tied to LIBOR with balances of $13.1 million and total commitments of $23.6 million and seven investment securities tied to LIBOR with a fair market value of $3.7 million. One investment of $501 thousand matures in 2021 and the remaining $3.2 million in investment securities either receive principal repayment monthly or mature within 5 years. The potential transition away from LIBOR is not expected to have a significant direct impact on the Company’s financial statements. However, the extent of indirect impacts from financial market adjustments to the absence of LIBOR are unknown at this time.

A default by another larger financial institution could adversely affect financial markets generally.

Many financial institutions and their related operations are closely intertwined, and the soundness of such financial institutions may, to some degree, be interdependent. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses, or defaults by other institutions.  This “systemic risk” may adversely affect the Company’s business.

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

In addition to laws, regulations, and actions directed at the operations of banks in general, the CFPB has adopted regulations directed at consumer lending in particular. As discussed above, in October 2017, the CFPB issued the Payday Rule with respect to certain consumer loans. The Company does not expect this new rule to have a material effect on the Bank’s lending business, or on the Company’s financial condition, and results of operations. The costs of complying with this regulation or a determination to discontinue certain types of consumer lending in light of the expense of compliance could have an adverse effect on the financial conditions and results of operations of the Company. The Company believes its current consumer lending practices are exempt from the Payday Rule.

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

FASB has changed its requirements for establishing the allowance for credit losses.  The new accounting guidance requires banks to record, at the time of origination, credit losses expected throughout the life of the asset on loans, leases and held-to-maturity debt securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. In November 2019, the FASB deferred the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt these Accounting Standard Updates. Upon adoption of CECL, credit loss allowances may increase, which would decrease retained earnings and regulatory capital. The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Bank operates sixteen banking centers as noted below:

Location	Address	Owned	Leased
Walnut Creek	4980 Old Pump Street, Walnut Creek, Ohio 44687	X
Winesburg	2225 U.S. 62, Winesburg, Ohio 44690	X
Sugarcreek	127 South Broadway, Sugarcreek, Ohio 44681	X
Charm	4440 C.R. 70, Charm, Ohio 44617	X
Clinton Commons	2102 Glen Drive, Millersburg, Ohio 44654		X
Berlin	4587 S.R. 39 Suite B, Berlin, Ohio 44610		X
South Clay	91 South Clay Street, Millersburg, Ohio 44654	X
Shreve	333 West South Street, Shreve, Ohio 44676	X
Orrville	119 West High Street, Orrville, Ohio 44667	X
Gnadenhutten	100 South Walnut Street, Gnadenhutten, Ohio 44629	X
New Philadelphia	635 West High Avenue, New Philadelphia, Ohio 44663	X
North Canton	1210 North Main Street, North Canton, Ohio 44720		X
North Canton[1]	600 South Main Street, North Canton, Ohio 44720	X
Bolivar	11113 Fairoaks Road NE, Bolivar, Ohio 44612		X
Wooster	350 East Liberty Street, Wooster, Ohio 44691	X
Wooster	3562 Commerce Parkway, Wooster, Ohio 44691	X
Operations Center	91 North Clay Street, Millersburg, Ohio 44654	X

1 Purchased 600 South Main Street, North Canton, Ohio, will close 1210 North Main Street office, and relocate mid-2021.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’ S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information contained in the section captioned “Common Stock and Shareholder Information” on page 21 of CSB’s 2020 Annual Report is incorporated herein by reference.

PERFORMANCE GRAPH

The following graph compares the yearly stock change and the cumulative total shareholder return on CSB’s Common Shares during the five-year period ended December 31, 2020, with the cumulative total return on the Standard and Poor’s 500 Stock Index and the NASDAQ Community Bank Stock Index. The comparison assumes $100 was invested on December 31, 2015 in CSB’s Common Shares and in each of the indicated indices and assumes reinvestment of dividends.

	2015	2016	2017	2018	2019	2020
CSBB	$100	$130	$143	$171	$186	$165
S & P 500	100	112	136	129	171	203
NASDAQ Bank	100	139	142	121	149	132

Performance Graph
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
2015
2016
2017
2018
2019
2020
S & P 500 Total Return
NASDAQ Community Bank Total Return
CSBB

ISSUER PURCHASES OF EQUITY SECURITIES

On March 2, 2021, CSB filed a Current Report on Form 8-K with the SEC announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 5% of CSB’s common shares. Repurchases may be made periodically as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. The Stock Repurchase Program has no scheduled expiration date. CSB did not repurchase any of its Common Shares during 2020. The prior share repurchase program adopted by the Company in June 2005 is terminated.

ITEM 6. SELECTED FINANCIAL DATA.

Information contained in the section captioned “Selected Financial Data” on page 8 of CSB’s 2020 Annual Report is incorporated herein by reference.

ITEM  7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information contained in the section captioned “2020 Financial Review” on pages 7 through 21 of the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information contained in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” on pages 17 through 19 of CSB’s 2020 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information contained in the Consolidated Financial Statements and related notes and the Report of Independent Registered Public Accounting Firm thereon, which is filed as Part IV Item 15(a)(1) Financial Statements.

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

Internal Control over Financial Reporting

Information contained in the Report On Management’s Assessment of Internal Control Over Financial Reporting on page 22 of CSB’s 2020 Annual Report is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended December 31, 2020, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, CSB’s 2020 internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 28, 2021 (the “2021 Annual Meeting”), is incorporated herein by reference from the information to be included under the captions “Proposal One – Election of Directors,” “Nominees for Election of Directors,” and “Directors Continuing in Office” in the Company’s definitive proxy statement relating to the 2021 Annual Meeting to be filed with the SEC (the “2021 Proxy Statement”) no later than 120 days after December 31, 2020. The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the information to be included under the caption “Executive Officers” in the 2021 Proxy Statement.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its senior financial officers, including the Chief Executive Officer and Chief Financial Officer. The Company has posted its Code of Ethics on its website at www.csb1.com; select Investor Relations/Corporate Governance/Governance Documents. The Company plans to satisfy SEC disclosure requirements regarding any amendments to, or waiver of, the Code of Ethics relating to its Chief Executive Officer or Chief Financial Officer, and persons performing similar functions, by posting such information on the Company’s website or by making any necessary filings with the SEC. Any person may receive a copy of our Code of Ethics free of charge upon request by calling the Company during business hours or by sending a written request.

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders may recommend nominees to the Company’s Board of Directors can be found under the caption “Shareholder Recommendations” in the 2021 Proxy Statement. These procedures have not materially changed from those described in the 2020 Proxy Statement.

Audit Committee

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections “Membership and Meetings of the Board and its Committees” and the subsection “Committees of the Board of Directors – Audit Committee” in the 2021 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections “Discussion of Executive Compensation Programs” and “Executive Compensation and Other Information” and the subsection “Directors’ Compensation” under the section captioned “Membership and Meetings of the Board and its Committees” in the 2021 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Compensation Committee Interlocks and Insider Participation” in the 2021 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “The Compensation Committee Report” in the 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

None.

Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Certain Relationships and Related Transactions” in the 2021 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section “Membership and Meetings of the Board and its Committees” in the 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the section “Independent Registered Public Accounting Firm Fees” and subsection “Audit Committee Procedures for Pre-Approval of Services by the Independent Public Accounting Firm” in the 2021 Proxy Statement.

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)Financial Statements

(a)(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have been omitted.

(a)(3) Exhibits

The documents listed in the Index to Exhibits that immediately precedes the "Signatures" pages of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.

(b)Exhibits Required by Item 601 of Regulation S-K.

(c)Financial Statement Schedules

Certain schedules have been omitted because the required information is included in the consolidated financial statements and notes thereto or because they are not applicable or not required.

ITEM 16. FORM 10-K SUMMARY.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CSB Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $610 million as of December 31, 2020, and the associated ALL was $8.3 million. As discussed in Notes 1 and 3 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio mix, trends in loan delinquencies and classified loans, collateral values, and concentrations of credit risk for the commercial loan portfolios.

Critical Audit Matters (continued)

Allowance for Loan Losses (ALL) – Qualitative Factors (Continued)

Furthermore, concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause borrowers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained loan repayment shortfalls, significant loan delinquencies, foreclosures, declines in collateral values, and credit losses could result in, and significantly impact, the overall adequacy of the ALL. The extent of COVID-19’s effects on business, operations, or the global economy as a whole is highly uncertain and cannot be predicted, including the scope and duration of the pandemic, which increases the degree of subjectivity involved in estimating the related qualitative factors within the ALL.

We identified these qualitative adjustments within the ALL as critical audit matters because they involve a high degree of subjectivity and are highly difficult to estimate based on the uncertainty of the pandemic. In turn, auditing management’s judgments regarding the qualitative factors applied in the ALL calculation involved a high degree of subjectivity.

How We Addressed the Matter in Our Audit

We gained an understanding of the Company’s process for establishing the ALL, including the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative adjustments to the ALL as well as the reliability of the data utilized to support management’s assessment.To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL and the need to consider qualitative adjustments, including the potential effect of COVID-19 on the adjustments.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data, third-party macroeconomic data, and other internal and external data point and considered the existence of new or contrary information. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external economic factors, the Company’s loan portfolio, and asset quality trends, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports on loan customers affected by the COVID-19 pandemic and the supporting documentation for substantiating revisions to qualitative factors

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

We have served as the Company’s auditor since 2005.

Cranberry Township, Pennsylvania

March 1, 2021

CONSOLIDATED BALANCE SHEETS

At December 31, 2020 and 2019

(Dollars in thousands, except share data)	2020	2019
ASSETS
Cash and cash equivalents
Cash and due from banks	$19,281	$17,648
Interest-earning deposits in other banks	162,371	84,369
Total cash and cash equivalents	181,652	102,017

Securities
Available-for-sale, at fair value	190,438	112,146
Held-to-maturity; fair value of $9,225 in 2020 and $13,950 in 2019	9,045	13,869
Equity securities	87	92
Restricted stock, at cost	4,614	4,614
Total securities	204,184	130,721

Loans held for sale	1,378	622

Loans	609,159	551,633
Less allowance for loan losses	8,274	7,017
Net loans	600,885	544,616

Premises and equipment, net	12,633	12,040
Core deposit intangible	44	104
Goodwill	4,728	4,728
Bank-owned life insurance	21,416	18,894
Accrued interest receivable and other assets	4,712	4,941
TOTAL ASSETS	$1,031,632	$818,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$272,051	$197,780
Interest-bearing	619,511	485,766
Total deposits	891,562	683,546

Short-term borrowings	37,215	38,889
Other borrowings	4,664	6,330
Accrued interest payable and other liabilities	4,332	4,442
Total liabilities	937,773	733,207

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; and outstanding 2,742,350 shares in 2020 and 2019	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	69,209	61,740
Treasury stock at cost: 238,252 shares in 2020 and 2019	(4,780)	(4,780)
Accumulated other comprehensive income	986	72
Total shareholders’ equity	93,859	85,476
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,031,632	818,683

These consolidated financial statements should be read in connection with the accompanying summary of significant accounting policies and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2020, 2019, and 2018

(Dollars in thousands, except per share data)	2020	2019	2018
INTEREST AND DIVIDEND INCOME
Loans, including fees	$28,354	$28,553	$26,237
Taxable securities	1,882	2,247	2,371
Nontaxable securities	464	532	608
Other	366	1,129	421
Total interest and dividend income	31,066	32,461	29,637
INTEREST EXPENSE
Deposits	2,723	3,609	2,372
Short-term borrowings	89	317	333
Other borrowings	101	136	181
Total interest expense	2,913	4,062	2,886
NET INTEREST INCOME	28,153	28,399	26,751

PROVISION FOR LOAN LOSSES	1,650	1,140	1,316
Net interest income, after provision for loan losses	26,503	27,259	25,435
NONINTEREST INCOME
Service charges on deposit accounts	1,003	1,252	1,182
Trust services	896	899	863
Debit card interchange fees	1,661	1,481	1,316
Gain on sale of loans, net	1,951	462	307
Earnings on bank owned life insurance	522	446	336
Unrealized gain (loss) on equity securities	(4)	9	(6)
Other income	906	879	760
Total noninterest income	6,935	5,428	4,758
NONINTEREST EXPENSES
Salaries and employee benefits	11,707	11,663	10,895
Occupancy expense	953	832	833
Equipment expense	657	571	597
Professional and director fees	1,284	1,332	1,029
Financial institutions and franchise tax	684	612	564
Marketing and public relations	398	535	508
Software expense	1,101	938	893
Debit card expense	621	554	537
Amortization of intangible assets	60	63	101
FDIC insurance expense	203	98	276
Other expenses	2,674	2,571	2,285
Total noninterest expenses	20,342	19,769	18,518
INCOME BEFORE INCOME TAXES	13,096	12,918	11,675
FEDERAL INCOME TAX PROVISION	2,528	2,504	2,263
NET INCOME	$10,568	$10,414	$9,412
EARNING PER SHARE
Basic and diluted	$3.85	$3.80	$3.43

These consolidated financial statements should be read in connection with the accompanying summary of significant accounting policies and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2020, 2019, and 2018

(Dollars in thousands)	2020	2019	2018
Net income	$10,568	$10,414	$9,412
Other comprehensive income (loss)
Unrealized gains (losses) arising during the period	1,094	1,803	(989)
Amounts reclassified from accumulated other comprehensive income, held-to-maturity	63	75	78
Income tax effect at 21%	(243)	(394)	191
Other comprehensive income (loss)	914	1,484	(720)
Total comprehensive income	$11,482	$11,898	$8,692

These consolidated financial statements should be read in connection with the accompanying summary of significant accounting policies and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

Years Ended December 31, 2020, 2019, and 2018

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE AT DECEMBER 31, 2017	$18,629	$9,815	$47,535	$(4,784)	$(663)	$70,532
Net income	—	—	9,412	—	—	9,412
Other comprehensive loss	—	—	—	—	(720)	(720)
Cumulative effect adjustment equity securities, related to ASU 2016-01	—	—	29	—	(29)	—
Cash dividends declared, $0.98 per share	—	—	(2,688)	—	—	(2,688)

BALANCE AT DECEMBER 31, 2018	$18,629	$9,815	$54,288	$(4,784)	$(1,412)	$76,536
Net income	—	—	10,414	—	—	10,414
Other comprehensive income	—	—	—	—	1,484	1,484
Issuance of 108 treasury shares	—	—	—	4	—	4
Cash dividends declared, $1.08 per share	—	—	(2,962)	—	—	(2,962)

BALANCE AT DECEMBER 31, 2019	$18,629	$9,815	$61,740	$(4,780)	$72	$85,476
Net income	—	—	10,568	—	—	10,568
Other comprehensive income	—	—	—	—	914	914
Cash dividends declared, $1.13 per share	—	—	(3,099)	—	—	(3,099)

BALANCE AT DECEMBER 31, 2020	$18,629	$9,815	$69,209	$(4,780)	$986	$93,859

These consolidated financial statements should be read in connection with the accompanying summary of significant accounting policies and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020, 2019, and 2018

(Dollars in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,568	$10,414	$9,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises, equipment and software	853	745	799
Deferred income taxes	(36)	66	93
Provision for loan losses	1,650	1,140	1,316
Gain on sale of loans, net	(1,951)	(462)	(307)
Loss on sale of other real estate	4	—	(10)
Gain on sale of assets	(22)	—	—
Security amortization, net of accretion	926	478	480
Secondary market loan sale proceeds	60,765	19,671	10,749
Originations of secondary market loans held-for-sale	(59,410)	(19,820)	(10,356)
Earnings on bank-owned life insurance	(522)	(446)	(336)
Effects of changes in operating assets and liabilities:
Net deferred loan fees (costs)	1,169	46	(22)
Accrued interest receivable	(518)	(60)	(36)
Accrued interest payable	(36)	39	(2)
Other assets and liabilities	732	87	508
Net cash provided by operating activities	$14,172	$11,898	$12,288

CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	$54,315	$20,597	$15,713
Proceeds from repayments, held-to-maturity	8,280	6,861	7,137
Purchases, available-for-sale	(132,406)	(45,858)	(5,007)
Purchases, held-to-maturity	(3,425)	—	(2,029)
Purchase of bank-owned life insurance	(2,000)	(4,894)	—
Loan originations, net of repayments	(59,547)	(2,734)	(33,253)
Proceeds from sale of other real estate	95	—	30
Proceeds from sale of assets	716	—	—
Purchases of premises and equipment	(1,990)	(2,655)	(1,315)
Purchases of software	(152)	(131)	(22)
Net cash used in investing activities	$(136,114)	$(28,814)	$(18,746)

These consolidated financial statements should be read in connection with the accompanying summary of significant accounting policies and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020, 2019, and 2018

(Dollars in thousands)	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$208,016	$77,048	$23,239
Net change in short-term borrowings	(1,674)	1,474	(2,065)
Proceeds from other borrowings	5,000	—	—
Repayment of other borrowings	(6,666)	(2,195)	(2,884)
Cash dividends paid	(3,099)	(2,962)	(2,688)
Issuance of treasury stock	—	4	—
Net cash provided by financing activities	$201,577	$73,369	$15,602

NET INCREASE IN CASH AND CASH EQUIVALENTS	79,635	56,453	9,144

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	102,017	45,564	36,420

CASH AND CASH EQUIVALENTS AT END OF YEAR	$181,652	$102,017	$45,564

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$2,950	$4,023	$2,888
Income taxes	2,300	4,725	2,375

Noncash investing activities:
Transfer of loans to other real estate owned	—	—	119

Lease adoption:
Right of use lease asset	—	477	—
Lease liability	—	469	—

These consolidated financial statements should be read in connection with the accompanying summary of significant accounting policies and notes to the consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CSB Bancorp, Inc. (the “Company” or “CSB”) was incorporated in 1991 in the State of Ohio, and is a registered bank holding company. The Company’s wholly-owned subsidiaries are The Commercial and Savings Bank of Millersburg, Ohio (the “Bank”) and CSB Investment Services, LLC. The Company, through its subsidiaries, operates in one industry segment, the commercial banking industry.

The Bank, an Ohio-chartered bank organized in 1879, provides financial services through its sixteen Banking Centers located in Holmes, Stark, Tuscarawas and Wayne counties. These communities are the source of a substantial majority of the Bank’s deposit, loan, and trust activities. The majority of the Bank’s income is derived from commercial and retail lending activities, and investments in securities. Its primary deposit products are checking, savings, and term certificate accounts. Its primary lending products are residential real estate, commercial real estate, commercial, and installment loans. Substantially, all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid with cash flow from business operations. Real estate loans are secured by both residential and commercial real estate.

Significant accounting policies followed by the Company are presented below:

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

In preparing the Consolidated Financial Statements, in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions affecting the reported amounts of assets and liabilities as of the date of the Consolidated Balance Sheets and reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates. The most significant estimates susceptible to change in the near term relate to management’s determination of the allowance for loan losses and the fair value of financial instruments.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The Bank has a trust department and the assets held by the Bank in fiduciary or agency capacities for its customers are not included in the Consolidated Balance Sheets as such items are not assets of the Bank.

CASH AND CASH EQUIVALENTS

For purposes of the Consolidated Statements of Cash Flows, cash, and cash equivalents include cash on hand and amounts due from banks which mature overnight or within ninety days.

CASH RESERVE REQUIREMENTS

The Bank generally is required by the Federal Reserve to maintain reserves consisting of cash on hand and noninterest-earning balances on deposit with the Federal Reserve Bank. There was no required reserve balance as of December 31, 2020 and $919 thousand as of December 31, 2019, respectively.

DEBT SECURITIES

At the time of purchase all debt securities are evaluated and designated as available-for-sale or held-to-maturity. Securities designated as available-for-sale are carried at fair value with unrealized gains and losses on such securities, net of applicable income taxes, recognized as other comprehensive income or loss. Held-to-maturity securities are carried at their fair value on the date of transfer or at amortized cost if security purchases are designated as held-to-maturity. On December 31, 2020, 4% of the total investment portfolio was classified as held-to-maturity. The amortized cost of debt securities is adjusted for the accretion of discounts to maturity and the amortization of premiums to the earlier of a bond’s call date or maturity based on the interest method. Such amortization and accretion is included in interest and dividends on securities.

Gains and losses on sales of securities are accounted for on a trade date basis, using the specific identification method, and are included in noninterest income. Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to: the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the receipt of principal and interest according to the contractual terms, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value and management’s intent, and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors considered in determining management’s intent and ability to hold the security, is a review of the Company’s capital adequacy, interest rate risk position, and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations, and management’s intent and ability to hold the security requires considerable judgment. A decline in value considered to be other-than-temporary, is recorded as a loss within noninterest income in the Consolidated Statements of Income.

EQUITY SECURITIES

Equity securities are held at fair value. Holding gains and losses are recorded in income. Dividends on equity securities are recognized as income when earned.

RESTRICTED STOCK

Investments in FHLB and Federal Reserve Bank stock are classified as restricted stock, carried at cost, and evaluated for impairment. The Bank is required to maintain an investment in common stock of the FHLB and Federal Reserve Bank because the Bank is a member of the FHLB and the Federal Reserve System.

LOANS

Loans that management has the intent and ability to hold for the foreseeable future, until maturity, or pay-off, generally are stated at their outstanding principal amount, adjusted for charge-offs, the allowance for loan losses, and any deferred loan fees or costs on originated loans. Interest is accrued based upon the daily outstanding principal balance. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield over the life of the related loan.

Interest income is not reported when full repayment is in doubt, typically when the loan is impaired, or payments are past due over 90 days. All interest accrued, but not collected for loans placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

At origination, a determination is made whether a loan will be held in the Bank’s portfolio or is intended for sale in the secondary market. Mortgage loans held for sale are recorded at the lower of the aggregate cost or fair value. Generally, these loans are held for sale for less than three (3) days. The Bank recognizes gains and losses on sales of the loans held for sale when the sale is completed.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans experiencing insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial, commercial real estate, construction loans, and troubled debt restructurings by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual residential real estate or consumer loans for impairment disclosures.

OTHER REAL ESTATE OWNED

Other real estate acquired through or in lieu of foreclosure is initially recorded at fair value, less estimated costs to sell, and any loan balance in excess of fair value is charged to the allowance for loan losses. Subsequent valuations are periodically performed and write-downs are included in noninterest expenses, as well as expenses related to maintenance of the properties. Gains or losses upon sale are recorded through noninterest income. Other real estate owned amounted to $0 and $99 thousand on December 31, 2020 and 2019, respectively.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Land is carried at cost. Depreciation and amortization are determined based on the estimated useful lives of the individual assets (typically 20 to 40 years for buildings and 3 to 10 years for equipment) and is computed using the straight-line method. Leasehold improvements are amortized over the useful life of the asset, or lease term, whichever is shorter. Expenses for maintenance and repairs are charged against income as incurred. Costs of major additions and improvements are capitalized.

GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Goodwill is not amortized, but is tested for impairment at least annually in the fourth quarter or more frequently if indicators of impairment are present. The evaluation for impairment involves comparing the current fair value of the reporting unit to the carrying value, including goodwill. If the current fair value of a reporting unit exceeds the carrying value, no additional testing is required, and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis no impairment was recorded in 2020, 2019 or 2018.

The core deposit intangible assets are assigned useful lives, which are amortized on an accelerated basis over their weighted average lives. The Company periodically reviews the intangible asset for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights (“MSRs”) represent the right to service loans for third party investors. MSRs are recognized as a separate asset upon the sale of mortgage loans to a third-party investor with the servicing rights retained by the Company. Originated MSRs are recorded at allocated fair value at the time of the sale of the loans to the third-party investor. MSRs are amortized in proportion to and over the estimated period of net servicing income. MSRs are carried at amortized cost, less a valuation allowance for impairment, if any. MSRs are evaluated on a discounted earnings basis to determine the present value of future earnings of the underlying serviced mortgages. All assumptions are reviewed annually, or more frequently if necessary, adjusted to reflect current, and anticipated market conditions.

BANK-OWNED LIFE INSURANCE

The cash surrender value of bank-owned life insurance policies is included as an asset on the Consolidated Balance Sheets and any increases in the cash surrender value are recorded as noninterest income on the Consolidated Statements of Income. In the event of the death of an individual insured under these policies, the Company would receive a death benefit, which would be recorded as noninterest income.

REPURCHASE AGREEMENTS

Substantially all securities sold under repurchase agreements represent amounts advanced by various customers. Securities owned by the Bank are pledged to secure those obligations. Repurchase agreements are not deposits and are not covered by federal deposit insurance.

ADVERTISING COSTS

All advertising costs are expensed as incurred. Advertising expenses amounted to $165 thousand, $223 thousand, and $215 thousand for the years ended 2020, 2019, and 2018, respectively.

FEDERAL INCOME TAXES

The Company and its subsidiaries file a consolidated tax return. Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their respective tax bases. Deferred tax assets are recognized for temporary differences deductible in future years’ tax returns and for operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences taxable in future years’ tax returns.

The Bank, domiciled in Ohio, is not currently subject to state and local income taxes.

COMPREHENSIVE INCOME

The Company includes recognized revenue, expenses, gains, and losses in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the Consolidated Balance Sheets, net of tax, these items along with net income are components of comprehensive income.

TRANSFERS OF FINANCIAL ASSETS

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions constraining it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

PER SHARE DATA

Earnings per share is computed based on the weighted average number of shares of common stock outstanding during each year. The company currently maintains a simple capital structure, thus, there are no dilutive effects on earnings per share.

The weighted average number of common shares outstanding for earnings per share computations was as follows:

	2020	2019	2018
Weighted average common shares	2,980,602	2,980,602	2,980,602
Average treasury shares	(238,252)	(238,306)	(238,360)
Total weighted average common shares outstanding basic and diluted	2,742,350	2,742,296	2,742,242

Dividends per share are based on the number of shares outstanding at the declaration date.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2016-13 - Financial Instruments - Credit Losses. The Update and all subsequent ASU’s that modified Topic 326, requires financial assets be presented at the net amount expected to be collected (i.e. net of expected credit losses), eliminating the probable recognition threshold for credit losses on financial assets measured at amortized cost. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We expect the Update will result in an increase in the allowance for credit losses for the estimated life of the financial asset, including an estimate for debt securities. The amount of any increase will be impacted by the portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time. A cumulative-effect adjustment to retained earnings is required as of the beginning of the year of adoption. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. In November 2019, the FASB deferred the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASU’s.

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

ASU 2018-15 - Intangibles – Goodwill and Other – Internal-Use Software. This Update addresses customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This Update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The amendments in this Update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. In November 2019, the FASB deferred the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

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

ASU 2020-4 – Reference Rate Reform (Topic 848).  This update provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients allowing them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

RECLASSIFICATION OF COMPARATIVE AMOUNTS

Certain comparative amounts from the prior years have been reclassified to conform to current year classifications. Such classifications had no effect on net income or shareholders’ equity.

NOTE 2 – SECURITIES

Securities consisted of the following on December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2020
Available-for-sale
U.S. Treasury security	$999	$12	$—	$1,011
U.S. Government agencies	13,998	8	—	14,006
Mortgage-backed securities of government agencies	138,964	1,184	(136)	140,012
Asset-backed securities of government agencies	848	—	(11)	837
State and political subdivisions	23,422	544	—	23,966
Corporate bonds	10,841	42	(277)	10,606
Total available-for-sale	189,072	1,790	(424)	190,438
Held-to-maturity
Mortgage-backed securities of government agencies	5,620	192	(12)	5,800
State and political subdivisions	3,425	—	—	3,425
Total held-to-maturity	9,045	192	(12)	9,225
Equity securities	53	34	—	87
Restricted stock	4,614	—	—	4,614
Total securities	$202,784	$2,016	$(436)	$204,364

2019
Available-for-sale
U.S. Treasury security	$998	$1	$—	$999
U.S. Government agencies	5,500	—	(4)	5,496
Mortgage-backed securities of government agencies	75,676	326	(145)	75,857
Asset-backed securities of government agencies	934	—	(17)	917
State and political subdivisions	21,161	351	(1)	21,511
Corporate bonds	7,605	23	(262)	7,366
Total available-for-sale	111,874	701	(429)	112,146
Held-to-maturity
U.S. Government agencies	4,999	—	(6)	4,993
Mortgage-backed securities of government agencies	8,870	143	(56)	8,957
Total held-to-maturity	13,869	143	(62)	13,950
Equity securities	53	39	—	92
Restricted stock	4,614	—	—	4,614
Total securities	$130,410	$883	$(491)	$130,802

The amortized cost and fair value of debt securities on December 31, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$3,938	$3,977
Due after one through five years	23,304	23,546
Due after five through ten years	29,981	30,141
Due after ten years	131,849	132,774
Total debt securities available-for-sale	$189,072	$190,438

Held-to-maturity
Due in one year or less	$3,425	$3,425
Due after five through ten years	263	263
Due after ten years	5,357	5,537
Total debt securities held-to-maturity	$9,045	$9,225

Securities with a carrying value of approximately $91.0 million and $80.3 million were pledged on December 31, 2020 and 2019 respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in FHLB and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to $4.1 million on December 31, 2020 and 2019, respectively. Federal Reserve Bank stock was $471 thousand on December 31, 2020 and 2019.

There were no proceeds from sales of debt securities for the years ended December 31, 2020, 2019, and 2018. Gains and losses recognized on equity securities on the statement of income of $(4) thousand, $9 thousand, and $(6) thousand for the years ended December 31, 2020, 2019, and 2018 were unrealized.

The following table presents gross unrealized losses, fair value of securities, aggregated by investment category, and length of time individual securities have been in a continuous unrealized loss position, on December 31:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
2020
Available-for-sale
Mortgage-backed securities of government agencies	$(70)	$10,808	$(66)	$8,974	$(136)	$19,782
Asset-backed securities of government agencies	—	—	(11)	837	(11)	837
Corporate bonds	(32)	1,968	(245)	3,733	(277)	5,701
Held-to-maturity
Mortgage-backed securities of government agencies	(12)	1,734	-	-	(12)	1,734
Total temporarily impaired securities	$(114)	$14,510	$(322)	$13,544	$(436)	$28,054

2019
Available-for-sale
U.S. Government agencies	$—	$—	$(4)	$3,496	$(4)	$3,496
Mortgage-backed securities of government agencies	(74)	22,702	(71)	8,924	(145)	31,626
Asset-backed securities of government agencies	—	—	(17)	917	(17)	917
State and political subdivisions	—	—	(1)	653	(1)	653
Corporate bonds	—	—	(262)	3,712	(262)	3,712
Held-to-maturity
U.S. Government agencies	—	—	(6)	4,993	(6)	4,993
Mortgage-backed securities of government agencies	—	—	(56)	3,009	(56)	3,009
Total temporarily impaired securities	(74)	$22,702	$(417)	$25,704	$(491)	$48,406

There were 26 securities in an unrealized loss position on December 31, 2020, sixteen (16) of which were in a continuous loss position for twelve (12) or more months. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities, the extent and duration of the loss, and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities and it does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired on December 31, 2020.

NOTE 3 – LOANS

Loans consisted of the following on December 31:

(Dollars in thousands)	2020	2019
Commercial	$191,540	$137,114
Commercial real estate	187,221	196,748
Residential real estate	177,155	174,259
Construction & land development	36,038	23,960
Consumer	17,916	19,052
Total loans before deferred loan (fees) and costs	609,870	551,133
Deferred loan (fees) and costs	(711)	500
Total loans	$609,159	$551,633

Loan Origination/Risk Management

The Company has certain lending policies and procedures in place designed to maximize loan income within an acceptable level of risk. Management reviews and the Board of Directors approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand their business. Underwriting standards are designed to promote relationship banking rather than transactional banking. The Company’s management examines current and occasionally projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. However, the cash flows of borrowers may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

With respect to loans to developers and builders secured by non-owner occupied properties, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction and land development loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption, lease rates, and financial analysis of developers and property owners. Construction and land development loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction and land development loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or permanent financing from the Company. These loans are closely monitored by on-site inspections and are considered to have higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing.

The Company originates consumer loans utilizing a judgmental underwriting process. Policies and procedures are developed and modified, as needed, by management to monitor and manage consumer loan risk. This activity, coupled with relatively small loan amounts spread across many individual borrowers, minimizes risk.

The Company engages an independent loan review vendor that reviews and validates the credit risk program on a periodic basis.  Results of these reviews are presented to management and the Audit Committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020 and provided over $2 trillion in economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. The PPP provides loans to small businesses who have been affected by economic conditions as a result of COVID-19 to provide cash flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. During 2020, the Company originated 793 PPP loans with principal balances of $92.1 million. The PPP loans are 100% guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made if certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. As of December 31, 2020, the Company has received $22 million in loan forgiveness from the SBA.  The remaining $70.1 million of PPP loans are included in the Commercial loan category with no allowance for loan losses allocated.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $3.2 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and are being amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2. During 2020, $1.9 million of these fees were recognized in income.

Concentrations of Credit

Nearly all the Company’s lending activity occurs within the State of Ohio, including the four counties of Holmes, Stark, Tuscarawas, and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. Credit concentrations, including commitments, as determined using North American Industry Classification Codes (NAICS), to the four largest industries compared to total loans at December 31, 2020, included $46 million, or 8%, of total loans to lessors of non-residential buildings or dwellings; $34 million, or 6%, of total loans to assisted living facilities for the elderly; $30 million, or 5%, of total loans to logging, sawmills, and timber tract operations; and $25 million, or 4%, of total loans to borrowers in the hotel, motel, and lodging business. These loans are generally secured by real property and equipment, with repayment expected from operational cash flow. Credit evaluation is based on a review of cash flow coverage of principal, interest payments, and the adequacy of the collateral received.

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2020, 2019, and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

During 2020, the increase in the provision for loan losses for commercial real estate loans was primarily related to businesses affected by the COVID economic shutdown.  The provision for losses in the construction and land development category also increased due to effects of the COVID shutdown as well as the increase in volume of loans. The provision related to commercial loans decreased primarily as a result of the decrease in loans graded special mention along with the decrease in historical losses of loans in this category.

During 2019, the increase in the provision for loan losses related to commercial loans was primarily related to loans in the sawmill industry affected by tariffs on trade with China along with an increase in loans in the special mention category.  The increase in the provision for commercial real estate loans was primarily related to the $13 million increase in loan volume. The increase in the provision related to consumer loans was due to historical losses of loans in this category. The decrease in the provision related to residential real estate loans was primarily related to the decrease in specific allocation amounts related to three (3) mortgage loans.

During 2018, the increase in the provision for loan losses related to commercial loans was predominantly due to the $5.9 million increase of loans classified as substandard, as well as charge-offs, and loan volume increases. The increase in the provision related to consumer loans was due to an increase in charge-offs and delinquencies. The increase related to commercial real estate loans was primarily related to the $5 million increase of loans classified as substandard.

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
December 31, 2020
Beginning balance	$2,408	$2,153	$1,152	$203	$481	$620	$7,017
Provision for loan losses	(722)	1,413	16	865	(104)	182	1,650
Charge-offs	(77)	(138)	(15)	(312)	(100)		(642)
Recoveries	130	41	3	—	75		249
Net (charge-offs) recoveries	53	(97)	(12)	(312)	(25)	—	(393)
Ending balance	$1,739	$3,469	$1,156	$756	$352	$802	$8,274

December 31, 2019
Beginning balance	$2,178	$1,791	$1,245	$258	$306	$129	$5,907
Provision for loan losses	102	361	(100)	(55)	341	491	1,140
Charge-offs	(47)	—	—	—	(211)		(258)
Recoveries	175	1	7	—	45		228
Net (charge-offs) recoveries	128	1	7	—	(166)	—	(30)
Ending balance	$2,408	$2,153	$1,152	$203	$481	$620	$7,017

December 31, 2018
Beginning balance	$1,813	$1,735	$1,273	$237	$175	$371	$5,604
Provision for loan losses	1,127	158	6	21	246	(242)	1,316
Charge-offs	(823)	(103)	(37)	—	(119)		(1,082)
Recoveries	61	1	3	—	4		69
Net (charge-offs) recoveries	(762)	(102)	(34)	—	(115)	—	(1,013)
Ending balance	$2,178	$1,791	$1,245	$258	$306	$129	$5,907

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and impairment method as of December 31:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
2020
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$4	$20	$1	$—	5	$—	$30
Collectively evaluated for impairment	1,735	3,449	1,155	756	347	802	8,244
Total ending allowance balance	$1,739	$3,469	$1,156	$756	$352	$802	$8,274

Loans:
Loans individually evaluated for impairment	$2,560	$2,875	$756	$—	$141		$6,332
Loans collectively evaluated for impairment	188,980	184,346	176,399	36,038	17,775		603,538
Total ending loans balance	$191,540	$187,221	$177,155	$36,038	$17,916		$609,870

2019
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$16	$17	$1	$—	$—	$—	$34
Collectively evaluated for impairment	2,392	2,136	1,151	203	481	620	6,983
Total ending allowance balance	$2,408	$2,153	$1,152	$203	$481	$620	$7,017

Loans:
Loans individually evaluated for impairment	$2,555	$2,637	$853	$—	$14		$6,059
Loans collectively evaluated for impairment	134,559	194,111	173,406	23,960	19,038		545,074
Total ending loans balance	$137,114	$196,748	$174,259	$23,960	$19,052		$551,133

The following table presents loans individually evaluated for impairment by class of loans as of December 31:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment [1]	Related Allowance	Average Recorded Investment	Interest Income Recognized
2020
Commercial	$2,604	$1,965	$597	$2,562	$4	$2,305	$66
Commercial real estate	3,755	2,673	211	2,884	20	2,569	13
Residential real estate	923	513	247	760	1	782	33
Consumer	143	—	146	146	5	114	7
Total impaired loans	$7,425	$5,151	$1,201	$6,352	$30	$5,770	$119

2019
Commercial	$2,982	$2,541	$16	$2,557	$16	$2,054	$68
Commercial real estate	2,952	2,471	176	2,647	17	2,517	11
Residential real estate	1,024	457	396	853	1	1,093	54
Consumer	$14	14	—	14	—	12	1
Total impaired loans	6,972	$5,483	588	$6,071	$34	$5,676	$134

2018
Commercial	$815	$383	36	$419	$36	$1,511	$37
Commercial real estate	2,616	1,976	433	2,409	64	3,531	19
Residential real estate	1,190	763	269	1,032	1	1,327	57
Total impaired loans	$4,621	$3,122	738	$3,860	$101	$6,369	$113

1 Includes principal, accrued interest, unearned fees, and origination costs.

The following table presents the aging of accruing past due and nonaccrual loans by class of loans as of December 31:

		Accruing Loans
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Nonaccrual	Total Past Due and Nonaccrual	Total Loans
2020
Commercial	$190,264	$51	$—	$—	$1,225	$1,276	$191,540
Commercial real estate	185,005	11	—	—	2,205	2,216	187,221
Residential real estate	175,812	606	—	49	688	1,343	177,155
Construction & land development	35,721	—	—	—	317	317	36,038
Consumer	17,713	168	22	—	13	203	17,916
Total loans	$604,515	$836	$22	$49	$4,448	$5,355	$609,870

2019
Commercial	$135,707	$15	$—	$67	$1,325	$1,407	$137,114
Commercial real estate	194,157	186	—	—	2,405	2,591	196,748
Residential real estate	173,023	264	277	174	521	1,236	174,259
Construction & land development	23,960	—	—	—	—	—	23,960
Consumer	18,640	365	—	—	47	412	19,052
Total loans	$545,487	$830	$277	$241	$4,298	$5,646	$551,133

CARES Act Loan Modifications

The table below summarizes the Company’s deferral activity on December 31, 2020 under the COVID-19 related loan modification program to customers.  Loan modifications consist of three (3) to four (4) months deferral of principal and interest payments, and extension of maturity date.  As of December 31, 2020, there was one modified loan in nonaccrual status. All remaining loans provided modifications were performing in accordance with their terms as of December 31, 2020.  In accordance with the CARES Act, these loans are not required to be evaluated as TDR’s. As of December 31, 2020, there were two (2) loans totaling $123 thousand that have been granted a second deferral.

	During the Year Ended December 31, 2020				At December 31, 2020
(Dollars in thousands)	Total Loan Balances	Deferred # of Loans	Total COVID Loan Deferrals	Percent of Portfolio Modified	Remaining Balance in Deferment	Remaining # of Loans in Deferment
Commercial:
Commercial	$191,540	61	$9,260	5%	$—	—
Commercial real estate	187,221	72	51,335	27	11,921	2
Construction	36,038	2	303	1	—	—
Total Commercial	$414,799	135	$60,898	15%	$11,921	2
Consumer:
Residential real estate	$177,155	32	$3,521	2%	$475	5
RV	8,873	13	281	3	—	—
Other consumer	9,043	17	218	2	—	—
Total Consumer	195,071	62	4,020	2	475	5
Total Loans	$609,870	197	$64,918	11%	$12,396	7

Troubled Debt Restructurings

The Company had troubled debt restructurings (“TDRs”) of $2.8 million as of December 31, 2020, with $30 thousand of specific reserves allocated to customers whose loan terms have been modified in TDRs. As of December 31, 2019, the Company had TDRs of $2.5 million, with $18 thousand of specific reserves allocated.  On December 31, 2020, $2.5 million of the loans classified as TDRs were performing in accordance with their modified terms. The remaining $315 thousand were classified as nonaccrual.

Loan modifications considered TDRs completed during the year ended December 31 were as follows:

(Dollars in thousands)	Number Of Loans Restructured	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
2020
Commercial	6	$648	$648
Commercial Real Estate	2	177	177
Residential	2	189	189
Consumer	6	146	146
Total restructured loans	16	$1,160	$1,160

2019
Consumer	1	$17	$17
Total restructured loans	1	$17	$17

2018
Commercial	1	$200	$200
Residential real estate	2	27	27
Total restructured loans	3	$227	$227

The loans restructured were modified by changing the monthly payment to interest only and extending the maturity dates. No principal reductions were made.  There was one loan in the amount of $200 thousand restructured in 2018 that has subsequently defaulted in 2019.

Real Estate Loans in Foreclosure

There was no other real estate owned on December 31, 2020. Other real estate owned amounted to one property at $99 thousand as of December 31, 2019. Mortgage loans in the process of foreclosure were $21 thousand on December 31, 2020, and $50 thousand on December 31, 2019.

Credit Quality Indicators

The Company categorizes commercial and commercial real estate loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial and commercial real estate loans individually by classifying the loans as to credit risk. This analysis includes commercial loans with an outstanding balance greater than $500 thousand. This analysis is performed on an annual basis.

The Company uses the following definitions for risk ratings:

Pass. Loans classified as pass (Cash Secured, Exceptional, Acceptable, Monitor or Pass Watch) may exhibit a wide array of characteristics but at a minimum represent an acceptable risk to the Bank. Borrowers in this rating may have leveraged but acceptable balance sheet positions, satisfactory asset quality, stable to favorable sales and earnings trends, acceptable liquidity, and adequate cash flow. Loans are considered fully collectible and require an average amount of administration. While generally adhering to credit policy, these loans may exhibit occasional exceptions that do not result in undue risk to the Bank. Borrowers are generally capable of absorbing setbacks, financial and otherwise, without the threat of failure.

Special Mention. Loans classified as special mention have a material weakness deserving of management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the loan or of the Bank’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses jeopardizing the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, values, highly questionable, and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed as not rated are either less than $500 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class was as follows on December 31:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
2020
Commercial	$177,620	$2,352	$9,644	$—	$1,924	$191,540
Commercial real estate	161,091	2,545	21,812	—	1,773	187,221
Residential real estate	174	—	114	—	176,867	177,155
Construction & land development	29,182	—	—	317	6,539	36,038
Consumer	—	—	105	—	17,811	17,916
Total	$368,067	$4,897	$31,675	$317	$204,914	$609,870

2019
Commercial	$110,731	$15,040	$10,295	$—	$1,048	$137,114
Commercial real estate	174,045	11,546	9,994	—	1,163	196,748
Residential real estate	183	—	237	—	173,839	174,259
Construction & land development	19,423	104	—	—	4,433	23,960
Consumer	—	—	73	—	18,979	19,052
Total	$304,382	$26,690	$20,599	$—	$199,462	$551,133

Nonperforming loans include loans past due 90 days and greater and loans on nonaccrual of interest status that have not been risk rated. The following table presents loans that are not rated, by class of loans as of December 31:

(Dollars in thousands)	Performing	Nonperforming	Total
2020
Commercial	$1,924	$—	$1,924
Commercial real estate	1,773	—	1,773
Residential real estate	176,278	589	176,867
Construction & land development	6,539	—	6,539
Consumer	17,798	13	17,811
Total	$204,312	$602	$204,914

2019
Commercial	$1,048	$—	$1,048
Commercial real estate	1,163	—	1,163
Residential real estate	173,407	432	173,839
Construction & land development	4,433	—	4,433
Consumer	18,979	—	18,979
Total	$199,030	$432	$199,462

Mortgage Servicing Rights

For the years ended December 31, 2020 and 2019, the Company had outstanding MSRs of $488 thousand and $328 thousand, respectively. No valuation allowance was recorded on December 31, 2020 or 2019, as the fair value of the MSRs exceeded their carrying value. On December 31, 2020, the Company had $107.1 million residential mortgage loans with servicing retained as compared to $75.9 million with servicing retained on December 31, 2019.

Total loans serviced for others approximated $117.5 million and $95.7 million on December 31, 2020 and 2019, respectively.

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following on December 31:

(Dollars in thousands)	2020	2019
Land and improvements	$2,550	$2,384
Buildings and improvements	12,664	12,869
Furniture and equipment	6,499	6,448
Leasehold improvements	329	296
	22,042	21,997
Accumulated depreciation	9,409	9,957
Premises and equipment, net	$12,633	$12,040

Depreciation expense amounted to $704 thousand, $562 thousand, and $598 thousand for the years ended December 31, 2020, 2019, and 2018, respectively.

NOTE 5 – LEASES

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

Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in occupancy and equipment expense in the consolidated statements of income and other comprehensive income. The leases relate to bank branches with remaining lease terms of generally 4 to 7 years. Certain lease arrangements contain extension options which are typically 5 years at the then fair market rental rates. As these extension options are generally considered reasonably certain of exercise, they are included in the lease term.

As of December 31, 2020, operating lease ROU assets were $498 thousand, and liabilities were $490 thousand. For the years ended December 31, 2020, 2019, and 2018, CSB recognized $105 thousand, $71 thousand, and $104 thousand in operating lease cost.

The following table summarizes other information related to our operating leases:

December 31, 2020
Weighted-average remaining lease term - operating leases in years	5.2
Weighted-average discount rate - operating leases	3.15%

The following table presents aggregate lease maturities and obligations as of December 31, 2020:

(Dollars in thousands)
December 31, 2020
2021	96
2022	105
2023	105
2024	105
2025	74
2026 and thereafter	52
Total lease payments	537
Less: interest	47
Present value of lease liabilities	$490

NOTE 6 – CORE DEPOSIT INTANGIBLE ASSETS

Core Deposit Intangible

No additional core deposit intangible was recorded in 2020, 2019, or 2018. The core deposit intangible asset will be amortized over an estimated life of ten years. Amortization expense related to the core deposit intangible asset totaled $60 thousand, $63 thousand, and $101 thousand in 2020, 2019, and 2018, respectively. The following table shows the core deposit intangible and the related accumulated amortization as of December 31:

(Dollars in thousands)	2020	2019	2018
Gross carrying amount	$1,251	$1,251	$1,251
Accumulated amortization	(1,207)	(1,147)	(1,084)
Net carrying amount	$44	$104	$167

The estimated aggregate future amortization expense for the core deposit assets remaining as of December 31, 2020 was as follows:

(Dollars in thousands)	Core Deposit Amortization
2021	$44
$44

NOTE 7 – INTEREST-BEARING DEPOSITS

Interest-bearing deposits on December 31 were as follows:

(Dollars in thousands)	2020	2019
Demand	$243,467	$161,838
Savings	252,712	196,367
Time deposits:
In excess of $250,000	23,378	23,034
Other	99,954	104,527
Total interest-bearing deposits	$619,511	$485,766

On December 31, 2020, stated maturities of time deposits were as follows:

(Dollars in thousands)
2021	77,397
2022	33,980
2023	9,650
2024	954
2025	1,351
Total	$123,332

NOTE 8 – BORROWINGS

Short-term borrowings

Short-term borrowings include overnight repurchase agreements, federal funds purchased, and short-term advances through the FHLB. The outstanding balances and related information for short-term borrowings are summarized as follows:

(Dollars in thousands)	2020	2019
Balance at year-end	$37,215	$38,889
Average balance outstanding	43,017	37,258
Maximum month-end balance	48,865	38,889
Weighted-average rate at year-end	0.14%	0.51%
Weighted-average rate during the year	0.21	0.85

Average balances outstanding during the year represent daily average balances; average interest rates represent interest expenses divided by the related average balances.

The following table provides additional detail regarding repurchase agreements accounted for as secured borrowings:

	Remaining Contractual Maturity Overnight and Continuous
(Dollars in thousands)	December 31, 2020	December 31, 2019
Securities of U.S. Government agencies and mortgage-backed securities of government agencies pledged, fair value	$37,393	$39,058
Repurchase agreements	37,215	38,889

Other borrowings

The following table sets forth information concerning other borrowings:

	Maturity Range		Weighted Average Interest	Stated Interest Rate Range		At December 31,
(Dollars in thousands)	From	To	Rate	From	To	2020	2019
Fixed-rate amortizing	4/1/24	6/1/37	1.90%	1.16%	2.01%	$4,664	$6,330

Maturities of other borrowings on December 31, 2020, are summarized as follows for the years ended December 31:

(Dollars in thousands)	Amount	Weighted Average Rate
2021	$1,258	1.85%
2022	946	1.86
2023	707	1.87
2024	488	1.94
2025	349	1.98
2026 and beyond	916	1.98
	$4,664	1.90%

Monthly principal and interest payments, as well as 10% – 20% principal curtailments on the borrowings’ anniversary dates are due on the fixed-rate amortizing borrowings. FHLB borrowings are secured by a blanket collateral agreement. On December 31, 2020, the Company had the capacity to borrow an additional $101.6 million from the FHLB.

NOTE 9 – INCOME TAXES

Income tax expense (benefit) was as follows:

(Dollars in thousands)	2020	2019	2018
Current	$2,564	$2,438	$2,170
Deferred	(36)	66	93
Total income tax provision	$2,528	$2,504	$2,263

Effective tax rates differ from the federal statutory rate of 21% for 2020, 2019, and 2018 applied to income before taxes due to the following:

(Dollars in thousands)	2020	2019	2018
Expected provision using statutory federal income tax rate	$2,750	$2,713	$2,452
Effect of bond and loan tax-exempt income	(117)	(124)	(128)
Interest expense associated with carrying certain tax exempt bonds and loans	3	5	5
Bank owned life insurance income	(110)	(94)	(71)
Other	2	4	5
Total income tax provision	$2,528	$2,504	$2,263

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities on December 31 were as follows:

(Dollars in thousands)	2020	2019
Allowance for loan losses	$1,835	$1,571
Other	22	10
Deferred tax assets	1,857	1,581
Premises and equipment	(564)	(370)
Federal Home Loan Bank stock dividends	(376)	(376)
Deferred loan fees	(282)	(241)
Prepaid expenses	(114)	(111)
Unrealized gain on securities	(262)	(19)
Other	(412)	(338)
Deferred tax liabilities	(2,010)	(1,455)
Net deferred tax asset (liability)	$(153)	$126

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years prior to 2017.

NOTE 10 – EMPLOYEE BENEFITS

The Company sponsors a contributory 401(k) profit-sharing plan (the “Plan”) covering substantially all employees who meet certain age and service requirements. The Plan permits investment in the Company’s common stock subject to various limitations and provides for discretionary profit sharing and matching contributions. The discretionary profit-sharing contribution is determined annually by the Board of Directors and amounted to 3% in 2020, 2019, and 2018 of each eligible participant’s compensation. Beginning in 2018, the Plan provided for a 100% Company match up to a maximum of 4% of eligible compensation. The Company auto enrolls all eligible new hires into the Plan. Expense under the Plan amounted to approximately $655 thousand, $679 thousand, and $565 thousand for 2020, 2019, and 2018, respectively.

NOTE 11 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are primarily loan commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The contract amount of these instruments reflects the extent of involvement the Bank has in these financial instruments. The Bank’s exposure to credit loss in the event of the nonperformance by the other party to the financial instruments for loan commitments to extend credit and letters of credit is represented by the contractual amounts of these instruments. The Bank uses the same credit policies in making loan commitments as it does for on-balance sheet loans.

The following financial instruments whose contract amount represents credit risk were outstanding on December 31:

(Dollars in thousands)	2020	2019
Commitments to extend credit	$227,532	$210,579
Letters of credit	700	741

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Consumer commitments generally have fixed expiration dates and commercial commitments are generally due on demand and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral, obtained if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include residential real estate, accounts receivable, recognized inventory, property, plant and equipment, and income-producing commercial properties.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party and are reviewed for renewal at expiration. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company requires collateral supporting these commitments when deemed appropriate.

The Company had a reserve for unfunded loan commitments of $25 thousand as of December 31, 2020 and $8 thousand as of December 31, 2019.

NOTE 12 – RELATED-PARTY TRANSACTIONS

In the ordinary course of business, loans are made by the Bank to executive officers, directors, their immediate family members, and their related business interests consistent with Federal Reserve Regulation O and GAAP definition of related parties.

The following is an analysis of activity of related-party loans for the years ended December 31:

(Dollars in thousands)	2020	2019
Balance at beginning of year	$873	$1,130
New loans and advances	31	102
Repayments, including loans sold	769	217
Changes in related parties [1]	(51)	(142)
Balance at end of year	$84	$873

1 The adjustments made in 2020 and 2019 relate to the retirement of directors.

Deposits from executive officers, directors, their immediate family members, and their related business interests on December 31, 2020 and 2019 were approximately $7.5 million and $4.2 million.

NOTE 13 – REGULATORY MATTERS

The Company (on a consolidated basis) and Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial performance. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines involving quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of Total capital, Tier 1 capital and Common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes as of December 31, 2020 and 2019, the Company and Bank met or exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2020, the most recent notification from federal and state banking agencies categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” an institution must maintain minimum Total risk-based, Tier 1 risk-based, Common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. There are no known conditions or events since that notification that Management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of December 31 are presented in the following tables:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2020
Total capital to risk-weighted assets
Consolidated	$95,149	16.9%	$44,969	8.0%	$56,211	10.0%
Bank	93,333	16.6	44,954	8.0	56,193	10.0
Tier 1 capital to risk-weighted assets
Consolidated	88,101	15.7	33,727	6.0	44,969	8.0
Bank	86,285	15.4	33,716	6.0	44,954	8.0
Common equity tier 1 capital to risk-weighted assets
Consolidated	88,101	15.7	25,295	4.5	36,537	6.5
Bank	86,285	15.4	25,287	4.5	36,526	6.5
Tier 1 capital to average assets
Consolidated	88,101	8.7	40,518	4.0	50,647	5.0
Bank	86,285	8.5	40,511	4.0	50,638	5.0

2019
Total capital to risk-weighted assets
Consolidated	$87,598	15.5%	$45,226	8.0%	$56,532	10.0%
Bank	86,544	15.3	45,209	8.0	56,511	10.0
Tier 1 capital to risk-weighted assets
Consolidated	80,573	14.3	33,919	6.0	45,226	8.0
Bank	79,519	14.1	33,907	6.0	45,209	8.0
Common equity tier 1 capital to risk-weighted assets
Consolidated	80,573	14.3	25,439	4.5	36,746	6.5
Bank	79,519	14.1	25,430	4.5	36,732	6.5
Tier 1 capital to average assets
Consolidated	80,573	10.0	32,296	4.0	40,370	5.0
Bank	79,519	9.9	32,288	4.0	40,359	5.0

The Company’s primary source of funds with which to pay dividends, are dividends received from the Bank. The payment of dividends by the Bank to the Company is subject to restrictions by its regulatory agencies. These restrictions generally limit dividends to current year net income and prior two-years’ net retained earnings. Also, dividends may not reduce capital levels below the minimum regulatory requirements disclosed in the prior table. Under these provisions, on January 1, 2021, the Bank could dividend $14.2 million to the Company. The Company does not anticipate the financial need to obtain regulatory approval to pay dividends. Federal law prevents the Company from borrowing from the Bank unless loans are secured by specific obligations. Further, such secured loans are limited to an amount not exceeding ten percent of the Bank’s common stock and capital surplus.

NOTE 14 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION

A summary of condensed financial information of the parent company as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020 follows:

(Dollars in thousands)	2020	2019
CONDENSED BALANCE SHEETS
ASSETS
Cash deposited with subsidiary bank	$1,631	$871
Investment in subsidiary bank	92,043	84,422
Securities available-for-sale	87	92
Other assets	146	142
TOTAL ASSETS	$93,907	$85,527
LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$48	$51
Total shareholders’ equity	93,859	85,476
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$93,907	$85,527

(Dollars in thousands)	2020	2019	2018
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Dividends on securities	$3	$3	$2
Dividends from subsidiary	4,140	3,170	2,865
Unrealized gain (loss) on equity securities	(4)	9	(6)
Other income	4	—	—
Total income	4,143	3,182	2,861
Operating expenses	357	357	357
Income before taxes and undistributed equity income of subsidiary	3,786	2,825	2,504
Income tax benefit	(76)	(73)	(76)
Equity earnings in subsidiary, net of dividends	6,706	7,516	6,832
NET INCOME	$10,568	$10,414	$9,412
COMPREHENSIVE INCOME	$11,482	11,898	$8,692

(Dollars in thousands)	2020	2019	2018
CONDENSED STATEMENTS OF CASH FLOWS

Cash flows from operating activities:
Net income	$10,568	$10,414	$9,412
Adjustments to reconcile net income to cash provided by operations:
Equity earnings in subsidiary, net of dividends	(6,706)	(7,516)	(6,832)
Change in other assets, liabilities	(3)	(38)	70
Net cash provided by operating activities	3,859	2,860	2,650

Cash flows from financing activities:
Cash dividends paid	(3,099)	(2,962)	(2,688)
Cash received from issuance of treasury shares	—	4	—
Net cash used in financing activities	(3,099)	(2,958)	(2,688)

Increase (decrease) in cash	760	(98)	(38)
Cash at beginning of year	871	969	1,007
Cash at end of year	$1,631	$871	$969

NOTE 15 – FAIR VALUE MEASUREMENTS

The Company provides disclosures about assets and liabilities carried at fair value. The framework provides a fair value hierarchy prioritizing the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and lowest priority to unobservable inputs. The three broad levels of the fair value hierarchy are described below:

Level I:	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets the Company has the ability to access.
Level II:

Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices observable for the asset or liability; inputs derived principally from or corroborated by observable market data by or other means including certified appraisals. If the asset or liability has a specified (contractual) term, the Level II input must be observable for substantially the full term of the asset or liability.

Level III:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table presents the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of December 31, 2020 and December 31, 2019, by level within the fair value hierarchy. No liabilities were carried at fair value. As required by the accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost, adjusted for impairment and observable price changes.

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:		December 31, 2020
Securities available-for-sale
U.S. Treasury security	$1,011	$—	$—	$1,011
U.S. Government agencies	—	14,006	—	14,006
Mortgage-backed securities of government agencies	—	140,012	—	140,012
Asset-backed securities of government agencies	—	837	—	837
State and political subdivisions	—	23,966	—	23,966
Corporate bonds	—	10,606	—	10,606
Total available-for-sale securities	$1,011	$189,427	$—	$190,438
Equity securities	$41	$—	$—	$41

Assets:		December 31, 2019
Securities available-for-sale
U.S. Treasury security	$999	$—	$—	$999
U.S. Government agencies	—	5,496	—	5,496
Mortgage-backed securities of government agencies	—	75,857	—	75,857
Asset-backed securities of government agencies	—	917	—	917
State and political subdivisions	—	21,511	—	21,511
Corporate bonds	—	7,366	—	7,366
Total available-for-sale securities	$999	$111,147	$—	$112,146
Equity securities	$46	$—	$—	$46

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of December 31, 2020 and December 31, 2019, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral securing the impaired loans include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included unobservable inputs and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis		December 31, 2020
Impaired loans	$—	$—	$10	$10
Assets measured on a nonrecurring basis		December 31, 2019
Impaired loans	$—	$—	$553	$553
Other real estate owned	—	—	99	99

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

Quantitative Information about Level III Fair Value Measurements

	Fair Value	Valuation	Unobservable	Range
(Dollars in thousands)	Estimate	Techniques	Input	(Weighted Average)
	December 31, 2020
		Appraisal of	Appraisal adjustments [2]	-20%
Impaired loans	$10	collateral [1]	Liquidation expense [2]	-10%

	December 31, 2019
		Discounted	Remaining term	3.9 yrs to 26.9 yrs / (16 yrs)
Impaired loans	$553	cash flow	Discount rate	3.5% to 6.0% / (5.3%)
		Appraisal of	Appraisal adjustments [2]	-33%
Other real estate owned	99	collateral [1]	Liquidation expense [2]	-10%

1 Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.

2 Appraisals may be adjusted by management for qualitative factors such as estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

NOTE 16 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments carried at amortized cost as of December 31 were as follows:

	2020
	Carrying				Total Fair
(Dollars in thousands)	Value	Level I	Level II	Level III	Value
Financial assets
Cash and cash equivalents	$181,652	$181,652	$—	$—	$181,652
Securities held-to-maturity	9,045	—	9,225	—	9,225
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	1,378	1,378	—	—	1,378
Net loans	600,885	—	—	598,583	598,583
Bank-owned life insurance	21,416	21,416	—	—	21,416
Accrued interest receivable	2,159	2,159	—	—	2,159
Mortgage servicing rights	488	—	—	488	488
Financial liabilities
Deposits	$891,562	$768,230	$—	$124,127	$892,357
Short-term borrowings	37,215	37,215	—	—	37,215
Other borrowings	4,664	—	—	4,775	4,775
Accrued interest payable	90	90	—	—	90

	2019
	Carrying				Total Fair
(Dollars in thousands)	Value	Level I	Level II	Level III	Value
Financial assets
Cash and cash equivalents	$102,017	$102,017	$—	$—	$102,017
Securities held-to-maturity	13,869	—	13,950	—	13,950
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	622	622	—	—	622
Net loans	544,616	—	—	542,981	542,981
Bank-owned life insurance	18,894	18,894	—	—	18,894
Accrued interest receivable	1,641	1,641	—	—	1,641
Mortgage servicing rights	328	—	—	328	328
Financial liabilities
Deposits	$683,546	$555,985	$—	$127,440	$683,425
Short-term borrowings	38,889	38,889	—	—	38,889
Other borrowings	6,330	—	—	6,273	6,273
Accrued interest payable	127	127	—	—	127

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the years ended December 31, 2020, 2019, and 2018:

(Dollars in thousands)	Pretax	Tax Effect	After-Tax	Affected Line Item in The Consolidated Statements Of Income
BALANCE AS OF DECEMBER 31, 2017	$(839)	$176	$(663)
Unrealized holding loss on available-for-sale securities arising during the period	(989)	208	(781)
Amortization of held-to-maturity discount resulting from transfer	78	(17)	61
Total other comprehensive income (loss)	(911)	191	(720)
Reclassify equity AOCI gain to retained earnings	(36)	7	(29)	(a)

BALANCE AS OF DECEMBER 31, 2018	$(1,786)	$374	(1,412)
Unrealized holding gain on available-for-sale securities arising during the period	1,803	(378)	1,425
Amortization of held-to-maturity discount resulting from transfer	75	(16)	59
Total other comprehensive income (loss)	1,878	(394)	1,484

BALANCE AS OF DECEMBER 31, 2019	$92	$(20)	$72
Unrealized holding gain on available-for-sale securities arising during the period	1,094	(230)	864
Amortization of held-to-maturity discount resulting from transfer	63	(13)	50
Total other comprehensive income (loss)	1,157	(243)	914

BALANCE AS OF DECEMBER 31, 2020	$1,249	$(263)	$986

(a) Federal income tax provision.

NOTE 18 – CONTINGENT LIABILITIES

In the normal course of business, the Company is subject to pending and threatened legal actions. Although, the Company is not able to predict the outcome of such actions, after reviewing pending and threatened actions, management believes that the outcome of any or all such actions will not have a material adverse effect on the results of operations or shareholders’ equity of the Company.

The Company has an employment agreement with an officer. Upon the occurrence of certain types of termination of employment, the Company may be required to make specified severance payments if termination occurs within a specified period of time, generally two years from the date of the agreement, or pursuant to certain change in control transactions.

NOTE 19– QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly financial data (unaudited) for the years ended December 31:

(Dollars in thousands, except per share data)	Interest Income	Net Interest Income	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
2020
First quarter	$7,817	$6,916	$2,483	$0.91	$0.91
Second quarter	7,731	7,012	2,606	0.95	0.95
Third quarter	7,714	7,041	2,800	1.02	1.02
Fourth quarter	7,804	7,184	2,679	0.97	0.97

2019
First quarter	$7,968	$7,011	$2,540	$0.93	$0.93
Second quarter	8,121	7,071	2,586	0.94	0.94
Third quarter	8,262	7,188	2,695	0.98	0.98
Fourth quarter	8,110	7,129	2,593	0.95	0.95

2018
First quarter	$6,949	$6,389	$2,164	$0.79	$0.79
Second quarter	7,344	6,652	2,324	0.85	0.85
Third quarter	7,572	6,801	2,432	0.88	0.88
Fourth quarter	7,772	6,909	2,492	0.91	0.91

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

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

3.2.1	Amendment to Article VIII to the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form DEF 14A filed on March 25, 2009, Appendix A, file number 000-21714).

4	Description of Capital Stock (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 16, 2020, Exhibit 4, file number 000-21714).

10.1+	CSB Bancorp, Inc. Share Incentive Plan (incorporated by reference to registrant’s Form DEF 14A, filed on March 18, 2005, Appendix A, file number 000-21714).

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

10.4+	CSB Bancorp, Inc. Annual Incentive Plan (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 23, 2017, Exhibit 10.4, file number 000-21714).

10.5+	The Commercial & Savings Bank Deferred Compensation Plan (incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 26, 2019, Exhibit 10.1 file number 000-21714).

13*	CSB Bancorp, Inc. 2020 Annual Report to Shareholders

21*	Subsidiaries of CSB Bancorp, Inc.

23.1*	Consent of S.R. Snodgrass, P.C.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL and contained in Exhibit 101

*   Filed herewith.

** Furnished herewith.

+   Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

/s/ Eddie L. Steiner
Date: March 16, 2021	Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2021.

Signatures	Title

/s/ Eddie L. Steiner	President and Chief Executive Officer
Eddie L. Steiner

/s/ Paula J. Meiler	Senior Vice President and Chief Financial Officer
Paula J. Meiler

/s/ Pamela S. Basinger	Vice President and Principal Accounting Officer
Pamela S. Basinger

/s/ Robert K. Baker	Director
Robert K. Baker

/s/ Vikki G. Briggs	Director
Vikki G. Briggs

/s/ Julian L. Coblentz	Director
Julian L. Coblentz

/s/ Cheryl M. Kirkbride	Director
Cheryl M. Kirkbride

/s/ Jeffery A. Robb, Sr.	Director
Jeffery A. Robb, Sr.