Form 10-Q
period 2021-03-31
CSB BANCORP INC /OH
filed 2021-05-10
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of May 1, 2021, the registrant had 2,742,350 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED March 31, 2021

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2021	2020
ASSETS
Cash and cash equivalents
Cash and due from banks	$22,174	$19,281
Interest-earning deposits in other banks	256,736	162,371
Total cash and cash equivalents	278,910	181,652
Securities
Available-for-sale, at fair value	197,470	190,438
Held-to-maturity (fair value 2021-$8,410; 2020-$9,225)	8,270	9,045
Equity securities	100	87
Restricted stock, at cost	4,614	4,614
Total securities	210,454	204,184
Loans held for sale	1,450	1,378
Loans	582,714	609,159
Less allowance for loan losses	8,338	8,274
Net loans	574,376	600,885
Premises and equipment, net	12,968	12,633
Core deposit intangible	33	44
Goodwill	4,728	4,728
Bank-owned life insurance	21,566	21,416
Accrued interest receivable and other assets	5,672	4,712
TOTAL ASSETS	$1,110,157	$1,031,632

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$303,803	$272,051
Interest-bearing	664,766	619,511
Total deposits	968,569	891,562
Short-term borrowings	39,665	37,215
Other borrowings	4,564	4,664
Accrued interest payable and other liabilities	4,274	4,332
Total liabilities	1,017,072	937,773
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,742,350 shares 2021 and 2020	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	71,271	69,209
Treasury stock at cost: 238,252 shares 2021 and 2020	(4,780)	(4,780)
Accumulated other comprehensive income (loss)	(1,850)	986
Total shareholders' equity	93,085	93,859
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,110,157	$1,031,632

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2021	2020
INTEREST AND DIVIDEND INCOME
Loans, including fees	$6,865	$6,850
Taxable securities	559	609
Nontaxable securities	111	119
Other	46	239
Total interest and dividend income	7,581	7,817
INTEREST EXPENSE
Deposits	538	831
Short-term borrowings	13	41
Other borrowings	22	29
Total interest expense	573	901
NET INTEREST INCOME	7,008	6,916
PROVISION FOR LOAN LOSSES	30	178
Net interest income, after provision for loan losses	6,978	6,738
NON INTEREST INCOME
Service charges on deposit accounts	207	291
Trust services	282	230
Debit card interchange fees	471	375
Gain on sale of loans, net	487	114
Earnings on bank owned life insurance	150	129
Unrealized gain or (loss) on equity securities, net	13	(13)
Other income	268	217
Total noninterest income	1,878	1,343
NON INTEREST EXPENSES
Salaries and employee benefits	3,029	2,968
Occupancy expense	254	220
Equipment expense	177	135
Professional and director fees	295	330
Financial institutions and franchise tax expense	188	171
Marketing and public relations	79	127
Software expense	300	227
Debit card expense	171	140
Amortization of intangible assets	11	15
FDIC insurance expense	108	—
Other expenses	669	674
Total noninterest expenses	5,281	5,007
Income before income taxes	3,575	3,074
FEDERAL INCOME TAX PROVISION	690	591
NET INCOME	$2,885	$2,483
Basic and diluted net earnings per share	$1.05	$0.91

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net income	$2,885	$2,483
Other comprehensive income (loss)
Unrealized (losses) gains arising during the period	(3,607)	540
Amortization of discount on securities transferred to held-to-maturity	16	14
Income tax effect	755	(116)
Other comprehensive income (loss)	(2,836)	438
Total comprehensive income	$49	$2,921

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Three Months Ended March 31, 2021
Balance, beginning of period	$18,629	$9,815	$69,209	$(4,780)	$986	$93,859
Net income	—	—	2,885	—	—	2,885
Other comprehensive loss	—	—	—	—	(2,836)	(2,836)
Cash dividends declared, $0.30 per share	—	—	(823)	—	—	(823)
Balance, end of period	$18,629	$9,815	$71,271	$(4,780)	$(1,850)	$93,085
Three Months Ended March 31, 2020
Balance, beginning of period	$18,629	$9,815	$61,740	$(4,780)	$72	$85,476
Net income	—	—	2,483	—	—	2,483
Other comprehensive income	—	—	—	—	438	438
Cash dividends declared, $0.28 per share	—	—	(768)	—	—	(768)
Balance, end of period	$18,629	$9,815	$63,455	$(4,780)	$510	$87,629

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
NET CASH FROM OPERATING ACTIVITIES	$3,315	$2,488
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	16,369	10,338
Proceeds from repayments, held-to-maturity	784	2,635
Purchases, available-for-sale	(27,334)	(6,055)
Loan (originations) repayments, net	25,325	(3,808)
Property, equipment, and software acquisitions	(558)	(551)
Net cash provided by investing activities	14,586	2,559
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	77,007	(12,384)
Net change in short-term borrowings	2,450	1,716
Repayment of other borrowings	(100)	(124)
Net cash provided by (used in) financing activities	79,357	(10,792)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	97,258	(5,745)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	181,652	102,017
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$278,910	$96,272
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$579	$909
Income taxes	—	—
Noncash financing activities:
Dividends declared	823	768

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

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2021, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted.  The Annual Report for CSB for the year ended December 31, 2020, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements.  The results of operations for the periods ended March 31, 2021 are not necessarily indicative of the operating results for the full year or any future interim period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2016-13 - Financial Instruments - Credit Losses. The Update and all subsequent ASU’s that modified Topic 326, requires that financial assets be presented at the net amount expected to be collected (i.e. net of expected credit losses), eliminating the probable recognition threshold for credit losses on financial assets measured at amortized cost. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We expect the Update will result in an increase in the allowance for credit losses for the estimated life of the financial asset, including an estimate for held-to-maturity debt securities. The amount of any increase will be impacted by the portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time. A cumulative-effect adjustment to retained earnings is required as of the beginning of the year of adoption. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. In November 2019, the FASB deferred the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASU’s.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consist of the following on March 31, 2021 and December 31, 2020:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2021
Available-for-sale
U.S. Treasury security	$3,924	$9	$(153)	$3,780
U.S. Government agencies	13,999	—	(216)	13,783
Mortgage-backed securities of government agencies	149,455	894	(3,208)	147,141
Asset-backed securities of government agencies	828	—	(16)	812
State and political subdivisions	22,683	458	(24)	23,117
Corporate bonds	8,822	65	(50)	8,837
Total available-for-sale	199,711	1,426	(3,667)	197,470
Held-to-maturity
Mortgage-backed securities of government agencies	4,845	165	(25)	4,985
State and political subdivisions	3,425	—	—	3,425
Total held-to-maturity	8,270	165	(25)	8,410
Equity securities	53	47	—	100
Restricted stock	4,614	—	—	4,614
Total securities	$212,648	$1,638	$(3,692)	$210,594
December 31, 2020
Available-for-sale
U.S. Treasury security	$999	$12	$—	$1,011
U.S. Government agencies	13,998	8	—	14,006
Mortgage-backed securities of government agencies	138,964	1,184	(136)	140,012
Asset-backed securities of government agencies	848	—	(11)	837
State and political subdivisions	23,422	544	—	23,966
Corporate bonds	10,841	42	(277)	10,606
Total available-for-sale	189,072	1,790	(424)	190,438
Held-to-maturity
Mortgage-backed securities of government agencies	5,620	192	(12)	5,800
State and political subdivisions	3,425	—	—	3,425
Total held-to-maturity	9,045	192	(12)	9,225
Equity securities	53	34	—	87
Restricted stock	4,614	—	—	4,614
Total securities	$202,784	$2,016	$(436)	$204,364

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The amortized cost and fair value of debt securities on March 31, 2021, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$1,971	$1,990
Due after one through five years	22,506	22,636
Due after five through ten years	32,265	32,211
Due after ten years	142,969	140,633
Total debt securities available-for-sale	$199,711	$197,470
Held-to-maturity
Due in one year or less	$3,425	$3,425
Due after five through ten years	184	185
Due after ten years	4,661	4,800
Total debt securities held-to-maturity	$8,270	$8,410

Securities with a fair value of approximately $101.2 million and $91.0 million were pledged on March 31, 2021 and December 31, 2020, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock.  The Bank’s investment in FHLB stock amounted to approximately $4.1 million on March 31, 2021 and December 31, 2020. Federal Reserve Bank stock was $471 thousand on March 31, 2021 and December 31, 2020.

There were no proceeds from sales of securities for the three-month periods ended March 31, 2021 and 2020. All gains and losses recognized on equity securities during the three-month periods were unrealized.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, on March 31, 2021 and December 31, 2020:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2021
Available-for-sale
U.S. Treasury Security	$(153)	$2,772	$—	$—	$(153)	$2,772
U.S. Government agencies	(216)	13,783	—	—	(216)	13,783
Mortgage-backed securities of government agencies	(3,192)	94,563	(16)	2,314	(3,208)	96,877
Asset-backed securities of government agencies	—	—	(16)	812	(16)	812
State and political subdivisions	(24)	1,475	—	—	(24)	1,475
Corporate bonds	(1)	1,805	(49)	952	(50)	2,757
Held-to-maturity
Mortgage-backed securities of government agencies	(25)	1,380	—	—	(25)	1,380
Total temporarily impaired securities	$(3,611)	$115,778	$(81)	$4,078	$(3,692)	$119,856
December 31, 2020
Available-for-sale
Mortgage-backed securities of government agencies	$(70)	$10,808	$(66)	$8,974	$(136)	$19,782
Asset-backed securities of government agencies	—	—	(11)	837	(11)	837
Corporate bonds	(32)	1,968	(245)	3,733	(277)	5,701
Held-to-maturity						—
Mortgage-backed securities of government agencies	(12)	1,734	—	—	(12)	1,734
Total temporarily impaired securities	$(114)	$14,510	$(322)	$13,544	$(436)	$28,054

There were forty-nine securities in an unrealized loss position on March 31, 2021, ten of which were in a continuous loss position for twelve months or more.  At least quarterly, the Company conducts a comprehensive security-level impairment assessment.  The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities.  It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity.  As a result, management concluded that these securities were not other-than-temporarily impaired on March 31, 2021.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Commercial [1]	$172,795	$191,540
Commercial real estate	181,648	187,221
Residential real estate	175,877	177,155
Construction & land development	36,529	36,038
Consumer	17,068	17,916
Total loans before deferred costs	583,917	609,870
Deferred loan (fees) costs, net	(1,203)	(711)
Total Loans	$582,714	$609,159

1 Includes $63.6 million and $70.1 million of Paycheck Protection Program loans on March 31, 2021 and December 31, 2020 respectively.

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

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. The Company’s management examines current and occasionally projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers; however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory, and equipment, and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loan.

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

The Company maintains an independent credit department that reviews and validates the credit risk program on a periodic basis.  Results of these reviews are presented to management.  The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Loans serviced for others approximated $125.9 million and $117.5 million on March 31, 2021 and December 31, 2020, respectively.

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020 and provided over $2 trillion in economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. The Company had 543 PPP loans with outstanding principal balances of $63.6 million as of March 31, 2021 and 671 PPP loans with balances of $70.1 million outstanding as of December 31, 2020. The PPP loans are 100% guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category with no allowance for loan losses allocated.

In accordance with the SBA terms and conditions on these PPP loans, as of March 31, 2021 the Company has received approximately $5 million in fees associated with the processing of these loans since the inception of the program. Upon funding of the loans, the fees are deferred and amortized over the life of the loan with the unearned balance fully recognized at the time a loan is forgiven as an adjustment to yield in accordance with FASB ASC 310-20-25-2. As of March 31, 2021 there were $1.8 million in remaining unearned fees on PPP loans outstanding.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

Concentrations of Credit

Nearly all of the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets.  The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans.  As of March 31, 2021, and December 31, 2020, there were no concentrations of loans related to any single industry.

The Company has identified industries that could be at a higher risk due to the COVID-19 pandemic. As of March 31, 2021, the total balance of loans identified to COVID-19 affected businesses was $48 million, with $25 million of those loans to assisted living facilities and $19 million to businesses in the hotel industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021 and 2020.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three months ended March 31, 2021, the decrease in the provision for loan losses for commercial loans was primarily related to payoffs of loans in the sawmill industry, which was partially offset by an increase related to provisions for impaired loans. The decrease in provision for the consumer loan category is primarily due to a reduction in delinquencies and historical losses, along with net recoveries for the three-month period. The increase in the provision related to construction loans is primarily due to the uncertainty related to businesses affected by the COVID economic shutdown. The increase in the unallocated portion of the allowance for loan losses is due to the continuing uncertainty from the effects of the pandemic.

For the three-month period ended March 31, 2020 the increased allocation across all categories was primarily related to worsening economic conditions and the increasing unemployment rate at the end of March 2020 associated with the COVID-19 pandemic.

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three Months Ended March 31, 2021
Beginning balance	$1,739	$3,469	$1,156	$756	$352	$802	$8,274
Provision for loan losses	(115)	20	(23)	44	(79)	183	30
Charge-offs	(3)	—	—	—	(2)		(5)
Recoveries	19	—	1	—	19		39
Net recoveries	16	—	1	—	17		34
Ending balance	$1,640	$3,489	$1,134	$800	$290	$985	$8,338
Three Months Ended March 31, 2020
Beginning balance	$2,408	$2,153	$1,152	$203	$481	$620	$7,017
Provision for loan losses	212	147	209	52	87	(529)	178
Charge-offs	(15)	—	(15)	—	(57)		(87)
Recoveries	4	—	1	—	7		12
Net (charge-offs) recoveries	(11)	—	(14)	—	(50)		(75)
Ending balance	$2,609	$2,300	$1,347	$255	$518	$91	$7,120

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class, based on the impairment method as of March 31, 2021 and December 31, 2020:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
March 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$527	$19	$3	$—	$3	$—	$552
Collectively evaluated for impairment	1,113	3,470	1,131	800	287	985	7,786
Total ending allowance balance	$1,640	$3,489	$1,134	$800	$290	$985	$8,338
Loans:
Loans individually evaluated for impairment	$2,151	$2,477	$830	$—	$136		$5,594
Loans collectively evaluated for impairment	170,644	179,171	175,047	36,529	16,932		578,323
Total ending loans balance	$172,795	$181,648	$175,877	$36,529	$17,068		$583,917
December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$4	$20	$1	$—	$5	$—	$30
Collectively evaluated for impairment	1,735	3,449	1,155	756	347	802	8,244
Total ending allowance balance	$1,739	$3,469	$1,156	$756	$352	$802	$8,274
Loans:
Loans individually evaluated for impairment	$2,560	$2,875	$756	$—	$141		$6,059
Loans collectively evaluated for impairment	188,980	184,346	176,399	36,038	17,775		603,538
Total ending loans balance	$191,540	$187,221	$177,155	$36,038	$17,916		$609,870

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2021 and December 31, 2020:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total recorded investment[1]	Related Allowance
March 31, 2021
Commercial	$2,197	$1,356	$793	$2,149	$527
Commercial real estate	2,948	2,352	126	2,478	19
Residential real estate	1,002	501	335	836	3
Consumer	139	12	129	141	3
Total impaired loans	$6,286	$4,221	$1,383	$5,604	$552
December 31, 2020
Commercial	$2,604	$1,965	$597	$2,562	$4
Commercial real estate	3,755	2,673	211	2,884	20
Residential real estate	923	513	247	760	1
Consumer	143	—	146	146	5
Total impaired loans	$7,425	$5,151	$1,201	$6,352	$30

[1]	includes principal, accrued interest, unearned fees, and origination costs

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Average recorded investment:
Commercial	$2,025	$2,453
Commercial real estate	3,139	2,556
Residential real estate	810	846
Consumer	139	9
Average recorded investment in impaired loans	$6,113	$5,864
Interest income recognized:
Commercial	$10	$18
Commercial real estate	30	2
Residential real estate	8	10
Consumer	2	—
Interest income recognized on a cash basis on impaired loans	$50	$30

The following table presents the aging of past due loans and nonaccrual loans as of March 31, 2021 and December 31, 2020 by class of loans:

		Accruing Loans
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
March 31, 2021
Commercial	$171,268	$—	$—	$—	$1,527	$1,527	$172,795
Commercial real estate	181,063	—	—	—	585	585	181,648
Residential real estate	175,120	120	—	—	637	757	175,877
Construction & land development	36,200	—	—	—	329	329	36,529
Consumer	16,964	93	—	—	11	104	17,068
Total Loans	$580,615	$213	$—	$—	$3,089	$3,302	$583,917
December 31, 2020
Commercial	$190,264	$51	$—	$—	$1,225	$1,276	$191,540
Commercial real estate	185,005	11	—	—	2,205	2,216	187,221
Residential real estate	175,812	606	—	49	688	1,343	177,155
Construction & land development	35,721	—	—	—	317	317	36,038
Consumer	17,713	168	22	—	13	203	17,916
Total Loans	$604,515	$836	$22	$49	$4,448	$5,355	$609,870

Troubled Debt Restructurings

All troubled debt restructurings (“TDRs”) are individually evaluated for impairment and a related allowance is recorded, as needed.  Loans whose terms have been modified as TDR’s totaled $3.3 million as of March 31, 2021, and $2.8 million as of December 31, 2020, with $319 thousand of specific reserves allocated to those loans at March 31, 2021 and $30 thousand at December 31, 2020, respectively.  On March 31, 2021, $3.0

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

million of the loans classified as TDR’s were performing in accordance with their modified terms.  Of the remaining $307 thousand, all were in nonaccrual of interest status.

Loan modifications considered TDRs completed during the three months ended March 31 were as follows:

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Three Months Ended March 31, 2021
Commercial real estate	1	$1,300	$1,300
Residential real estate	1	88	88
Total Restructured Loans	2	$1,388	$1,388
Three Months Ended March 31, 2020
Commercial	1	$69	$69
Total Restructured Loans	1	$69	$69

The loans restructured were modified by changing the monthly payment to interest only and extending the maturity dates.

None of the loans restructured in 2020 have defaulted in first quarter 2021.  None of the loans restructured in 2019 defaulted in the first quarter 2020.

There was no other real estate owned on March 31, 2021 and December 31, 2020.  There were $38 thousand in mortgage loans in the process of foreclosure on March 31, 2021 and $21 thousand on December 31, 2020.  There were no other repossessed assets on March 31, 2021 and December 31, 2020.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes commercial loans individually by classifying the loans as to credit risk.  This analysis includes all commercial loans before origination and an annual review of those with an outstanding commitment greater than $500 thousand.  The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans.  Loans listed as not rated annually are either less than $500 thousand or are included in groups of homogeneous loans.  Based on the most recent analysis performed, the risk category of loans by class is as follows as of March 31, 2021 and December 31, 2020:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
March 31, 2021
Commercial	$165,674	$399	$4,894	$—	$1,828	$172,795
Commercial real estate	159,318	1,650	19,437	—	1,243	181,648
Residential real estate	171	—	38	—	175,668	175,877
Construction & land development	29,701	—	329	—	6,499	36,529
Consumer	—	—	166	—	16,902	17,068
Total	$354,864	$2,049	$24,864	$—	$202,140	$583,917
December 31, 2020
Commercial	$177,620	$2,352	$9,644	$—	$1,924	$191,540
Commercial real estate	161,091	2,545	21,812	—	1,773	187,221
Residential real estate	174	—	114	—	176,867	177,155
Construction & land development	29,182	—	—	317	6,539	36,038
Consumer	—	—	105	—	17,811	17,916
Total	$368,067	$4,897	$31,675	$317	$204,914	$609,870

The following table presents loans that are not rated by class of loans as of March 31, 2021 and December 31, 2020.  Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non- Performing	Total
March 31, 2021
Commercial	$1,828	$—	$1,828
Commercial real estate	1,243	—	1,243
Residential real estate	175,031	637	175,668
Construction & land development	6,499	—	6,499
Consumer	16,891	11	16,902
Total	$201,492	$648	$202,140
December 31, 2020
Commercial	$1,924	$—	$1,924
Commercial real estate	1,773	—	1,773
Residential real estate	176,278	589	176,867
Construction & land development	6,539	—	6,539
Consumer	17,798	13	17,811
Total	$204,312	$602	$204,914

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	March 31,	December 31,
(Dollars in thousands)	2021	2020
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$39,860	$37,393
Repurchase agreements	39,665	37,215

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy. No liabilities are carried at fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.  Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes and are not included in the table below.

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2021
Assets:
Securities available-for-sale
U.S. Treasury security	$3,780	$—	$—	$3,780
U.S. Government agencies	—	13,783	—	13,783
Mortgage-backed securities of government agencies	—	147,141	—	147,141
Asset-backed securities of government agencies	—	812	—	812
State and political subdivisions	—	23,117	—	23,117
Corporate bonds	—	8,837	—	8,837
Total available-for-sale securities	$3,780	$193,690	$—	$197,470
Equity securities	$54	$—	$—	$54

December 31, 2020
Assets:
Securities available-for-sale
U.S. Treasury security	$1,011	$—	$—	$1,011
U.S. Government agencies	—	14,006	—	14,006
Mortgage-backed securities of government agencies	—	140,012	—	140,012
Asset-backed securities of government agencies	—	837	—	837
State and political subdivisions	—	23,966	—	23,966
Corporate bonds	—	10,606	—	10,606
Total available-for-sale securities	$1,011	$189,427	$—	$190,438
Equity securities	$41	$—	$—	$41

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of March 31, 2021 and December 31, 2020, by level within the fair value hierarchy. An impaired loan is written down to fair value through the establishment of specific reserves or a charge down is taken to reduce the loan to fair value of the collateral (less estimated selling costs) and the loan is included in the following table as a Level III measurement.  Techniques used to value the collateral that secure the impaired loans include quoted market prices for identical assets classified as Level I inputs, and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs.  In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2021
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$—	$—

December 31, 2020
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$10	$10

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2021
Impaired loans	$—

December 31, 2020
Impaired loans	$10	Appraisal of collateral [1]	Appraisal adjustments [2]	-20%
			Liquidation expense [2]	-10%

[1]	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.
[2]	Appraisals may be adjusted by management for qualitative factors. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments as of March 31, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
March 31, 2021
Financial assets
Cash and cash equivalents	$278,910	$278,910	$—	$—	$278,910
Securities held-to-maturity	8,270	—	8,410	—	8,410
Restricted stock	4,614	NA	N/A	N/A	N/A
Loans held for sale	1,450	1,450	—	—	1,450
Net loans	574,376	—	—	572,656	572,656
Bank-owned life insurance	21,566	21,566	—	—	21,566
Accrued interest receivable	2,086	2,086	—	—	2,086
Mortgage servicing rights	527	—	—	527	527
Financial liabilities
Deposits	$968,569	$844,098	$—	$125,288	$969,386
Short-term borrowings	39,665	39,665	—	—	39,665
Other borrowings	4,564	—	—	4,564	4,564
Accrued interest payable	84	84	—	—	84

December 31, 2020
Financial assets
Cash and cash equivalents	$181,652	$181,652	$—	$—	$181,652
Securities held-to-maturity	9,045	—	9,225	—	9,225
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	1,378	1,378	—	—	1,378
Net loans	600,885	—	—	598,583	598,583
Bank-owned life insurance	21,416	21,416	—	—	21,416
Accrued interest receivable	2,159	2,159	—	—	2,159
Mortgage servicing rights	488	—	—	488	488
Financial liabilities
Deposits	$891,562	$768,230	$—	$124,127	$892,357
Short-term borrowings	37,215	37,215	—	—	37,215
Other borrowings	4,664	—	—	4,775	4,775
Accrued interest payable	90	90	—	—	90

The Company also has unrecognized financial instruments on March 31, 2021 and December 31, 2020.  These financial instruments relate to commitments to extend credit and letters of credit.  The aggregate contract amount of such financial instruments was approximately $224 million on March 31, 2021 and $228 million on December 31, 2020.  Such amounts are also considered to be the fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three months ended March 31, 2021 and 2020:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three Months Ended March 31, 2021
Balance, beginning of period	$1,249	$(263)	$986
Unrealized holding (loss) on available-for-sale securities arising during the period	(3,607)	758	(2,849)
Amortization of held-to-maturity discount resulting from transfer	16	(3)	13
Total other comprehensive loss	(3,591)	755	(2,836)
Balance, end of period	$(2,342)	$492	$(1,850)
Three Months Ended March 31, 2020
Balance, beginning of period	$92	$(20)	$72
Unrealized holding gain on available-for-sale securities arising during the period	540	(113)	427
Amortization of held-to-maturity discount resulting from transfer	14	(3)	11
Total other comprehensive income	554	(116)	438
Balance, end of period	$646	$(136)	$510

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at March 31, 2021 as compared to December 31, 2020, and the consolidated results of operations for the three months ended March 31, 2021 compared to the same period in 2020. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $1.1 billion at March 31, 2021 as compared to $1.0 billion at December 31, 2020. During the three months ended March 31, 2021, net loans decreased $27 million. Cash and cash equivalents, and securities increased $104 million. Deposits and short-term borrowings increased $79 million.

Net loans decreased $27 million, or 4%, as commercial real estate and construction loans decreased $5 million, or 2%, and residential real estate loans decreased $1 million, or less than 1%, from December 31, 2020. Commercial loans decreased $19 million, or 10%. Loans originated under SBA Paycheck Protection Program totaled $34 million during first quarter 2021 and $92 million during the first round in 2020. Consumers continued to refinance their mortgage loans for historically low long-term fixed rates while home purchase activity remained robust despite limited inventory through the first three-months of 2021. Residential mortgage loan originations for the three months ended March 31, 2021 totaled $29.6 million, an increase from $13.2 million in originations during the three months ended March 31, 2020. Originations sold into the secondary market were $13 million and $4 million, respectively during the three months ended March 31, 2021 and March 31, 2020. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses increased $1.2 million from the year ago quarter to $8.3 million. The Company has not early adopted CECL which has been delayed for smaller reporting companies. Year over year outstanding loan balances increased 5% to $583 million at March 31, 2021. Net recoveries were $34 thousand, or an annualized -0.02% of average loans, in the current three-month period compared to the $75 thousand net charge-off, or 0.05% of average loans in the year-ago three-month period. At March 31, 2021, the allowance for total loans minus the SBA guaranteed Payroll Protection loans was 1.61%. We believe the allowance level is appropriate given the low level of problem loans and current composition of the overall loan portfolio in the current economic environment.

Nonperforming loans decreased $1.3 million to $3.1 million, or 0.53%, of total loans from $4.4 million, or 0.79%, a year ago. For the three months ended March 31, 2021 loans totaling $1.6 million were returned to accrual status, $321 thousand were placed on nonaccrual status, and pay downs of $45 thousand were received.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2021	2020	2020
Non-performing loans	$3,089	$4,497	$4,369
Other real estate	—	—	99
Repossessed assets	—	—	—
Allowance for loan losses	8,338	8,274	7,120
Total loans	$582,714	$609,159	$555,320
Allowance for loan losses as a percentage of total loans	1.43%	1.36%	1.28%
Allowance for loan losses to total nonperforming loans	2.7x	1.8x	1.6x

The ratio of gross loans to deposits was 60.2% at March 31, 2021, compared to 68.3% at December 31, 2020.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $3.7 million within the available-for-sale and held-to-maturity portfolios as of March 31, 2021, was primarily the result of customary and expected fluctuations in the bond market and not necessarily the expected cash flows of the individual securities. As a result, all embedded security losses on March 31, 2021, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits increased $77 million, or 9%, from December 31, 2020 with noninterest-bearing deposits increasing approximately $32 million and interest-bearing deposit accounts increasing approximately $45 million. Total deposits as of March 31, 2021 are $297 million, or 44%, greater than March 31, 2020 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits of $116 million, interest-bearing demand deposits of $115 million, money market accounts of $21 million, and savings of $47 million. During 2020 and continuing into 2021, the Bank’s customers increased deposits through cash conservation and stimulus payments as a result of the COVID-19 pandemic.

Short-term borrowings consisting of overnight repurchase agreements with retail customers increased $2.5 million to $40 million at March 31, 2021 as compared to December 31, 2020 and other borrowings decreased $100 thousand as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $93.1 million, or 8.4%, of total assets at March 31, 2021 a decrease from $93.9 million December 31, 2020. The decrease in shareholders’ equity during the three months ended March 31, 2021 was due to a decrease in accumulated other comprehensive income of $2.8 million and dividends declared of $2.3 million.  Net income of $2.9 million partially offset the decreases. The Company and the Bank met all regulatory capital requirements at March 31, 2021.

RESULTS OF OPERATIONS

Three months ended March 31, 2021 and 2020

For the quarters ended March 31, 2021 and 2020, the Company recorded net income of $2.9 million and $2.5 million and $1.05 and $0.91 per share, respectively. The $402 thousand increase in net income for the period was primarily the result of a $535 thousand increase in noninterest income, a decrease in the provision for loan losses of $148 thousand, and a $92 thousand increase in net interest income. The increases were partially offset by an increase in noninterest expenses of $274 thousand and a $99 thousand increase in federal income tax provision.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Return on average assets and return on average equity were 1.10% and 12.33%, respectively, for the three-month period of 2021, compared to 1.23% and 11.47%, respectively for the same quarter in 2020.

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Interest-earning deposits	$203,200	$46	0.09%	$75,817	$239	1.27%
Taxable securities	181,634	559	1.25	104,474	609	2.34
Tax-exempt securities [4]	23,368	141	2.45	21,186	151	2.87
Loans [3,4]	596,319	6,873	4.67	560,142	6,855	4.92
Total interest-earning assets	1,004,521	7,619	3.08%	761,619	7,854	4.15%
Noninterest-earning assets	55,964			50,790
TOTAL ASSETS	$1,060,485			$812,409

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$252,061	$87	0.14%	$160,932	143	0.36%
Savings deposits	262,828	70	0.11	201,450	128	0.26
Time deposits	122,723	381	1.26	127,198	560	1.77
Borrowed funds	43,311	35	0.33	43,582	70	0.65
Total interest-bearing liabilities	680,923	573	0.34%	533,162	901	0.68%
Noninterest-bearing demand deposits	280,451			188,510
Other liabilities	4,182			3,647
Shareholders' Equity	94,929			87,090
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,060,485			$812,409
Taxable equivalent net interest income		$7,046			$6,953
Tax equivalent adjustment		(38)			(37)
Net interest income		$7,008			$6,916
Net interest margin			2.83%			3.65%
Tax equivalent adjustment			0.02			0.02
Net interest margin-taxable equivalent			2.85%			3.67%
Taxable equivalent net interest spread			2.74%			3.47%

1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Interest income is shown on a fully tax-equivalent basis.

Interest income for the quarter ended March 31, 2021, was $7.6 million representing a $236 thousand decrease, or a 3% decline, compared to the same period in 2020. This decrease was primarily due to average loan rates decreasing 25 basis points partially offset by an average volume increase of $36 million for the quarter ended March 31, 2021 as compared to the same period in 2020. Interest expense for the quarter ended March 31, 2021 was $573 thousand, a decrease of $328 thousand, or 36%, from the same quarter in 2020. The decrease in interest expense occurred primarily due to a decrease in rates on all liabilities for the quarter ended March 31, 2021, partially offset by increases in the average balances.

For the quarter ended March 31, 2021, the provision for loan losses was $30 thousand, compared to a provision of $178 thousand provision for the same quarter in 2020. For more discussion see Financial Condition. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended March 31, 2021, was $1.9 million, an increase of $535 thousand, or 40%, compared to the same quarter in 2020.  The gain on the sale of mortgage loans to the secondary market increased by $373 thousand for the quarter ended March 31, 2021 as additional loan volume was sold into the secondary market. Debit card interchange income increased $96 thousand, or 26%, with greater fees generated from usage in the first quarter 2021. Earnings on bank owned life insurance increased $21 thousand for the first quarter 2021 a result of adding policies in 2020. Fees from trust and brokerage services amounted to $282 thousand for the first quarter 2021, an increase of $52 thousand, or 23%, as compared to the same quarter in 2020. Service charges on deposit accounts decreased $84 thousand, or 29%, compared to the same quarter in 2020 primarily from a volume decrease in overdraft fees.

Noninterest expenses for the quarter ended March 31, 2021 increased $274 thousand, or 5%, compared to the first quarter 2020. Salaries and employee benefits increased $61 thousand, or 2%, a result of an increase in capitalization of approximately $214 thousand in salary and benefits expense to deferred loan origination costs related to new commercial and mortgage loan originations. The loan capitalization reductions in salary were partially offset by increases in base wage, social security benefits and incentive accruals. FDIC assessment amounted to $108 thousand as compared to $0 in the first quarter 2020 due to small bank assessment credits. The Ohio financial institutions tax increased $17 thousand in the first quarter due to the Company’s increased capital base. Marketing and public relations expense decreased $48 thousand, or 38%, primarily due to events being cancelled due to COVID-19. Debit card expenses increased $31 thousand, or 22%, compared to the first quarter 2020 with increased volume. Software expense rose $73 thousand quarter over quarter with additional investment. Occupancy expense increased $34 thousand in 2021 over the first quarter 2020. Professional and director fees decreased $35 thousand for the quarter ended March 31, 2021 as compared to the first quarter 2020. This decrease resulted from a reduction in collection legal fees, a decrease in audit expense as the Company is no longer subject to an internal controls audit opinion from an outside accountant, and directors fees with the decrease of one director.

Federal income tax expense increased $99 thousand, or 17%, for the quarter ended March 31, 2021 as compared to the first quarter 2020. The provision for income taxes was $690 thousand (effective rate of 19%) for the quarter ended March 31, 2021, compared to $591 thousand (effective rate of 19%) for the same quarter ended 2020.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 8.0% at March 31, 2021 compared with 8.7% at December 31, 2020.

Consistent with the Board of Director’s commitment to public confidence and safe and sound banking operations, capital targets and minimum risk-based capital ratios for CSB were established to maintain excess capital to well-capitalized standards. To be considered well-capitalized, an institution must have a total risk-based capital ratio of at least 10%, a tier 1 capital ratio of at least 8%, a leverage capital ratio of at least 5%, a common equity tier 1 (“CET1”) ratio of at least 6.5% and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a tier 1 capital ratio of at least 6%, a CET1 ratio of at least 4.5%, and a leverage ratio of at least 4%.

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During October 2019, the federal banking agencies adopted an optional community bank leverage ratio (“CBLR”).  Depository institutions and depository institution holding companies, that have less than $10 billion in total consolidated assets and have a tier 1 leverage ratio of greater than 9 percent, are considered qualifying community banking organizations and are eligible to opt into the community bank leverage ratio framework.  Additionally, such insured depository institutions are considered to have satisfied the risk-based and leverage capital requirements and will be considered well-capitalized under the rule, effective January 1, 2020.  The Company has not elected to opt-in to the CBLR framework as of March 31, 2021.

	Capital Ratios
	March 31, 2021	December 31, 2020
Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	16.6%	15.7%
Bank	16.3%	15.4%

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	16.6%	15.7%
Bank	16.3%	15.4%

Total Capital To Risk Weighted Assets Ratio
Consolidated	17.9%	16.9%
Bank	17.6%	16.6%

Tier 1 Leverage Ratio
Consolidated	8.6%	8.7%
Bank	8.4%	8.5%

LIQUIDITY

(Dollars in thousands)	March 31, 2021	December 31, 2020	Change
Cash and cash equivalents	$278,910	$181,652	$97,258
Available from FHLB	103,808	101,616	2,192
Unpledged AFS securities at fair market value	125,571	130,702	(5,131)
	$508,289	$413,970	$94,319
Net deposits and short-term liabilities	$937,809	$870,498	$67,311
Liquidity ratio	54.2%	47.6%
Minimum board approved liquidity ratio	20.0	20.0

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The COVID-19 pandemic added market risk disclosure which should be read with the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. While 2020 began with increased loan demand and strong employment, the economic picture reversed sharply as coronavirus wreaked havoc and became the lead story by mid-March. A series of emergency health orders for public safety curtailed nonessential activity and had the effect of shutting down vast swaths of Ohio’s economy, resulting in a peak of approximately one million people on unemployment, or an unemployment rate of 17.6%, in Ohio during April of 2020.  By March 2021, Ohio’s unemployment rate approximated 6%.  The bank is based in Holmes County which is reporting the lowest unemployment rate in Ohio at 2.4% in March 2021.  Of the counties within the bank’s footprint, Stark County reported the highest unemployment rate at 5.4% in March. With vaccination rates rising and government stimulus funds flowing into the economy, the Federal Reserve is projecting stronger economic activity than previously forecasted in December 2020.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. All balance sheet positions and interest rate projections are currently within the Company’s board-approved policy for the first twelve- month period. For the twenty-four month periods in the rising interest rate scenarios the increase in interest income is favorably above board policy limits.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -200 through +400 basis point changes, in 100 basis point increments, in market interest rates at March 31, 2021 and December 31, 2020. The net interest income reflected is for the first twelve-month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

March 31, 2021
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$28,749	$3,077	12.0%	+/- 25%
+300	27,962	2,290	8.9	+/-15
+200	27,186	1,514	5.9	+/-10
+100	26,374	702	2.7	+/-5
0	25,672	—	—	—
-100	25,622	(50)	(0.2)	+/-5
-200	25,228	(444)	(1.7)	+/-10

December 31, 2020
+400	$28,036	$2,121	8.2%	+/- 25%
+300	27,495	1,580	6.1	+/-15
+200	26,969	1,054	4.1	+/-10
+100	26,430	515	2.0	+/-5
0	25,915	—	—	—
-100	25,767	(148)	(0.6)	+/-5
-200	25,414	(501)	(1.9)	+/-10

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

Quarter ended March 31, 2021

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A - RISK FACTORS.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, other than the COVID-19 developments previously discussed under Item 3 - Quantitative and Qualitative Disclosures About Market Risk in Part I of this report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 2, 2021 CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 5% of the Company’s common shares then outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. The prior share repurchase program adopted by the Company in 2005 is terminated. No repurchases were made during the quarterly period ended March 31, 2021.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended March 31, 2021

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

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).
3.2.2	Amended Article II of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a file on March 16, 2021, Appendix A, file number 000-21714.

4.0	Description of Capital Stock (incorporated by reference to registrants Annual Report on Form 10-K filed on March 16, 2020, Exhibit 4.0, file number 000-21714).

11	Statement Regarding Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	May 10, 2021	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	May 10, 2021	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer