Form 10-Q
period 2021-06-30
CSB BANCORP INC /OH
filed 2021-08-09
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of August 1, 2021, the registrant had 2,734,244 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED June 30, 2021

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2021	2020
ASSETS
Cash and cash equivalents
Cash and due from banks	$17,308	$19,281
Interest-earning deposits in other banks	295,036	162,371
Total cash and cash equivalents	312,344	181,652
Securities
Available-for-sale, at fair value	194,164	190,438
Held-to-maturity (fair value 2021-$25,003; 2020-$9,225)	24,878	9,045
Equity securities	99	87
Restricted stock, at cost	4,614	4,614
Total securities	223,755	204,184
Loans held for sale	1,465	1,378
Loans	552,030	609,159
Less allowance for loan losses	7,875	8,274
Net loans	544,155	600,885
Premises and equipment, net	13,431	12,633
Core deposit intangible	22	44
Goodwill	4,728	4,728
Bank-owned life insurance	23,710	21,416
Accrued interest receivable and other assets	5,312	4,712
TOTAL ASSETS	$1,128,922	$1,031,632

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$302,688	$272,051
Interest-bearing	683,980	619,511
Total deposits	986,668	891,562
Short-term borrowings	38,475	37,215
Other borrowings	3,570	4,664
Accrued interest payable and other liabilities	4,197	4,332
Total liabilities	1,032,910	937,773
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,734,244 shares 2021 and 2,742,350 shares 2020	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	73,196	69,209
Treasury stock at cost: 246,358 shares in 2021and 238,252 shares in 2020	(5,093)	(4,780)
Accumulated other comprehensive income (loss)	(535)	986
Total shareholders' equity	96,012	93,859
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,128,922	$1,031,632

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Loans, including fees	$6,231	$7,105	$13,096	$13,955
Taxable securities	604	470	1,163	1,090
Nontaxable securities	111	125	222	233
Other	68	31	114	270
Total interest and dividend income	7,014	7,731	14,595	15,548
INTEREST EXPENSE
Deposits	508	673	1,046	1,504
Short-term borrowings	15	16	28	60
Other borrowings	20	30	42	56
Total interest expense	543	719	1,116	1,620
NET INTEREST INCOME	6,471	7,012	13,479	13,928
PROVISION FOR LOAN LOSSES	(475)	717	(445)	895
Net interest income, after provision for loan losses	6,946	6,295	13,924	13,033
NON INTEREST INCOME
Service charges on deposit accounts	219	211	426	501
Trust services	264	196	546	427
Debit card interchange fees	526	400	997	776
Gain on sale of loans, net	417	508	904	622
Earnings on bank owned life insurance	144	131	294	259
Unrealized gain or (loss) on equity securities, net	(1)	4	12	(9)
Other income	274	191	542	408
Total noninterest income	1,843	1,641	3,721	2,984
NON INTEREST EXPENSES
Salaries and employee benefits	3,044	2,676	6,073	5,644
Occupancy expense	247	244	501	464
Equipment expense	172	198	349	333
Professional and director fees	356	282	651	611
Financial institutions and franchise tax expense	187	171	375	342
Marketing and public relations	98	65	177	193
Software expense	336	259	636	485
Debit card expense	172	146	343	286
Amortization of intangible assets	11	15	22	30
FDIC insurance expense	120	12	228	12
Other expenses	647	641	1,316	1,316
Total noninterest expenses	5,390	4,709	10,671	9,716
Income before income taxes	3,399	3,227	6,974	6,301
FEDERAL INCOME TAX PROVISION	654	621	1,344	1,212
NET INCOME	$2,745	$2,606	$5,630	$5,089
Basic and diluted net earnings per share	$1.00	$0.95	$2.05	$1.86

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income	$2,745	$2,606	$5,630	$5,089
Other comprehensive income (loss)
Unrealized (losses) gains arising during the period	1,649	617	(1,958)	1,157
Amortization of discount on securities transferred to held-to-maturity	16	16	32	30
Income tax effect	(350)	(133)	405	(249)
Other comprehensive income (loss)	1,315	500	(1,521)	938
Total comprehensive income	$4,060	$3,106	$4,109	$6,027

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Three Months Ended June 30, 2021
Balance, beginning of period	$18,629	$9,815	$71,271	$(4,780)	$(1,850)	$93,085
Net income	—	—	2,745	—	—	2,745
Other comprehensive income	—	—	—	—	1,315	1,315
Purchase of 8,106 treasury shares	—	—	—	(313)	—	(313)
Cash dividends declared, $0.30 per share	—	—	(820)	—	—	(820)
Balance, end of period	$18,629	$9,815	$73,196	$(5,093)	$(535)	$96,012
Six Months Ended June 30, 2021
Balance, beginning of period	$18,629	$9,815	$69,209	$(4,780)	$986	$93,859
Net income	—	—	5,630	—	—	5,630
Other comprehensive loss	—	—	—	—	(1,521)	(1,521)
Purchase of 8,106 treasury shares	—	—	—	(313)	—	(313)
Cash dividends declared, $0.60 per share	—	—	(1,643)		—	(1,643)
Balance, end of period	$18,629	$9,815	$73,196	$(5,093)	$(535)	$96,012
Three Months Ended June 30, 2020
Balance, beginning of period	$18,629	$9,815	$63,455	$(4,780)	$510	$87,629
Net income	—	—	2,606	—	—	2,606
Other comprehensive income	—	—	—	—	500	500
Cash dividends declared, $0.28 per share	—	—	(768)	—	—	(768)
Balance, end of period	$18,629	$9,815	$65,293	$(4,780)	$1,010	$89,967
Six Months Ended June 30, 2020
Balance, beginning of period	$18,629	$9,815	$61,740	$(4,780)	$72	$85,476
Net income	—	—	5,089	—	—	5,089
Other comprehensive income	—	—	—	—	938	938
Cash dividends declared, $0.56 per share	—	—	(1,536)	—	—	(1,536)
Balance, end of period	$18,629	$9,815	$65,293	$(4,780)	$1,010	$89,967

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
NET CASH FROM OPERATING ACTIVITIES	$5,684	$7,635
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	27,598	25,028
Proceeds from repayments, held-to-maturity	5,034	6,437
Purchases, available-for-sale	(33,917)	(15,272)
Purchases, held-to-maturity	(20,851)	(3,425)
Loan (originations) repayments, net	56,230	(87,808)
Proceeds from sale of equipment	—	24
Property, equipment, and software acquisitions	(1,222)	(969)
Purchase of bank-owned life insurance	(2,000)	—
Net cash provided by (used in) investing activities	30,872	(75,985)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	95,106	132,415
Net change in short-term borrowings	1,260	4,976
Proceeds from other borrowings	—	5,000
Repayment of other borrowings	(1,094)	(1,465)
Cash dividends paid	(823)	(768)
Purchase of treasury shares	(313)	—
Net cash provided by financing activities	94,136	140,158
NET INCREASE IN CASH AND CASH EQUIVALENTS	130,692	71,808
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	181,652	102,017
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$312,344	$173,825
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,137	$1,645
Income taxes	1,375	—
Noncash financing activities:
Dividends declared	820	768

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

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2021, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted.  The Annual Report for CSB for the year ended December 31, 2020, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements.  The results of operations for the periods ended June 30, 2021 are not necessarily indicative of the operating results for the full year or any future interim period.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consist of the following on June 30, 2021 and December 31, 2020:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2021
Available-for-sale
U.S. Treasury securities	$3,926	$6	$(71)	$3,861
U.S. Government agencies	13,999	—	(171)	13,828
Mortgage-backed securities of government agencies	143,421	850	(1,695)	142,576
Asset-backed securities of government agencies	805	—	(19)	786
State and political subdivisions	24,291	459	(14)	24,736
Corporate bonds	8,314	76	(13)	8,377
Total available-for-sale	194,756	1,391	(1,983)	194,164
Held-to-maturity
Mortgage-backed securities of government agencies	24,395	145	(21)	24,519
State and political subdivisions	483	1	—	484
Total held-to-maturity	24,878	146	(21)	25,003
Equity securities	53	46	—	99
Restricted stock	4,614	—	—	4,614
Total securities	$224,301	$1,583	$(2,004)	$223,880
December 31, 2020
Available-for-sale
U.S. Treasury security	$999	$12	$—	$1,011
U.S. Government agencies	13,998	8	—	14,006
Mortgage-backed securities of government agencies	138,964	1,184	(136)	140,012
Asset-backed securities of government agencies	848	—	(11)	837
State and political subdivisions	23,422	544	—	23,966
Corporate bonds	10,841	42	(277)	10,606
Total available-for-sale	189,072	1,790	(424)	190,438
Held-to-maturity
Mortgage-backed securities of government agencies	5,620	192	(12)	5,800
State and political subdivisions	3,425	—	—	3,425
Total held-to-maturity	9,045	192	(12)	9,225
Equity securities	53	34	—	87
Restricted stock	4,614	—	—	4,614
Total securities	$202,784	$2,016	$(436)	$204,364

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The amortized cost and fair value of debt securities on June 30, 2021, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$1,458	$1,467
Due after one through five years	23,130	23,298
Due after five through ten years	32,624	32,790
Due after ten years	137,544	136,609
Total debt securities available-for-sale	$194,756	$194,164
Held-to-maturity
Due after five through ten years	110	111
Due after ten years	24,768	24,892
Total debt securities held-to-maturity	$24,878	$25,003

Securities with a fair value of approximately $107.8 million and $91.0 million were pledged on June 30, 2021 and December 31, 2020, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock.  The Bank’s investment in FHLB stock amounted to approximately $4.1 million on June 30, 2021 and December 31, 2020. Federal Reserve Bank stock was $471 thousand on June 30, 2021 and December 31, 2020.

There were no proceeds from sales of securities for the three and six-month periods ended June 30, 2021 and 2020. All gains and losses recognized on equity securities during the three and six-month periods were unrealized.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, on June 30, 2021 and December 31, 2020:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2021
Available-for-sale
U.S. Treasury Securities	$(71)	$2,856	$—	$—	$(71)	$2,856
U.S. Government agencies	(171)	13,828	—	—	(171)	13,828
Mortgage-backed securities of government agencies	(1,692)	92,155	(3)	328	(1,695)	92,483
Asset-backed securities of government agencies	—	—	(19)	786	(19)	786
State and political subdivisions	(14)	795	—	—	(14)	795
Corporate bonds	—	—	(13)	987	(13)	987
Held-to-maturity
Mortgage-backed securities of government agencies	—	—	(21)	1,308	(21)	1,308
Total temporarily impaired securities	$(1,948)	$109,634	$(56)	$3,409	$(2,004)	$113,043
December 31, 2020
Available-for-sale
Mortgage-backed securities of government agencies	$(70)	$10,808	$(66)	$8,974	$(136)	$19,782
Asset-backed securities of government agencies	—	—	(11)	837	(11)	837
Corporate bonds	(32)	1,968	(245)	3,733	(277)	5,701
Held-to-maturity						—
Mortgage-backed securities of government agencies	(12)	1,734	—	—	(12)	1,734
Total temporarily impaired securities	$(114)	$14,510	$(322)	$13,544	$(436)	$28,054

There were thirty-nine securities in an unrealized loss position on June 30, 2021, eight of which were in a continuous loss position for twelve months or more.  At least quarterly, the Company conducts a comprehensive security-level impairment assessment.  The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities.  It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity.  As a result, management concluded that these securities were not other-than-temporarily impaired on June 30, 2021.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Commercial [1]	$146,138	$191,540
Commercial real estate	184,677	187,221
Residential real estate	171,496	177,155
Construction & land development	34,393	36,038
Consumer	16,550	17,916
Total loans before deferred costs	553,254	609,870
Deferred loan (fees) costs, net	(1,224)	(711)
Total Loans	$552,030	$609,159

1 Includes $39.0 million and $70.1 million of Paycheck Protection Program loans on June 30, 2021, and December 31, 2020, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied.

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

Loans serviced for others approximated $133.4 million and $117.5 million on June 30, 2021 and December 31, 2020, respectively.

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2 trillion in economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. The Company had 499 PPP loans with outstanding principal balances of $39.0 million as of March 31, 2021, and 671 PPP loans with balances of $70.1 million outstanding as of December 31, 2020. The PPP loans are 100% guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category with no allowance for loan losses allocated.

In accordance with the SBA terms and conditions on these PPP loans, as of June 30, 2021, the Company has received approximately $5.4 million in fees associated with the processing of these loans since the inception of the program. Upon funding of the loans, the fees are deferred and amortized over the life of the loan with the unearned balance fully recognized at the time a loan is forgiven as an adjustment to yield in accordance with FASB ASC 310-20-25-2. For the six months ended June 30, 2021 and 2020, interest and fee income recognized on PPP loans was $1.7 million and $724 thousand, respectively. For the three months ended June 30, 2021 and

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

2020, interest and fee income recognized on PPP loans was $691 thousand and $724 thousand, respectively. As of June 30, 2021, there were $1.5 million in remaining unearned fees on PPP loans outstanding.

Concentrations of Credit

Nearly all the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets.  The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans.   Credit concentrations, including commitments, as determined using North American Industry Classification Codes (NAICS), to the two largest industries compared to total loans at June 30, 2021, included $43 million, or 8%, of total loans to lessors of non-residential buildings or dwellings, and $34 million, or 6%, of total loans to assisted living facilities for the elderly. These loans are generally secured by real property and equipment, with repayment expected from operational cash flow. Credit evaluation is based on a review of cash flow coverage of principal, interest payments, and the adequacy of the collateral received.

The Company has identified industries that could be at a higher risk due to the COVID-19 pandemic. As of June 30, 2021, the total balance of loans identified to COVID-19 affected businesses was $43 million, with $27 million of those loans to assisted living facilities and $13 million to businesses in the hotel industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2021, and 2020.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three months ended June 30, 2021, the decrease in the provision for loan losses for commercial loans was primarily related to a payoff. For the six months ended June 30, 2021 the decrease in the provision for commercial loans was primarily related to payoffs, partially offset by an increase in specific reserves. The decrease in provision for all other categories is related to the improvement in economic conditions along with fewer delinquent and nonperforming loans and improvement in classified loan balances.

For the three- and six-month periods ended June 30, 2020, the decrease in the provision for loan losses for commercial loans and the increase for commercial real estate loans was due to the reallocation of allowance related to loans affected by the COVID-19 pandemic. The increase in all other categories is primarily related to the slowing economy and the continuing elevated unemployment rates associated with the pandemic.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three Months Ended June 30, 2021
Beginning balance	$1,640	$3,489	$1,134	$800	$290	$985	$8,338
Provision for loan losses	(306)	(86)	(75)	(33)	(21)	46	(475)
Charge-offs	(3)	—	—	—	(17)		(20)
Recoveries	4	1	1	—	26		32
Net recoveries	1	1	1	—	9		12
Ending balance	$1,335	$3,404	$1,060	$767	$278	$1,031	$7,875
Six Months Ended June 30, 2021
Beginning balance	$1,739	$3,469	$1,156	$756	$352	$802	$8,274
Provision for loan losses	(421)	(66)	(98)	11	(100)	229	(445)
Charge-offs	(6)	—	—	—	(19)		(25)
Recoveries	23	1	2	—	45		71
Net recoveries	17	1	2	—	26		46
Ending balance	$1,335	$3,404	$1,060	$767	$278	$1,031	$7,875
Three Months Ended June 30, 2020
Beginning balance	$2,609	$2,300	$1,347	$255	$518	$91	$7,120
Provision for loan losses	(343)	480	237	82	2	259	717
Charge-offs	(4)	—	—	—	(12)		(16)
Recoveries	4	1	1	—	8		14
Net (charge-offs) recoveries	—	1	1	—	(4)		(2)
Ending balance	$2,266	$2,781	$1,585	$337	$516	$350	$7,835
Six Months Ended June 30, 2020
Beginning balance	$2,408	$2,153	$1,152	$203	$481	$620	$7,017
Provision for loan losses	(131)	627	446	134	89	(270)	895
Charge-offs	(19)	—	(15)	—	(69)		(103)
Recoveries	8	1	2	—	15		26
Net (charge-offs) recoveries	(11)	1	(13)	—	(54)		(77)
Ending balance	$2,266	$2,781	$1,585	$337	$516	$350	$7,835

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class, based on the impairment method as of June 30, 2021 and December 31, 2020:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
June 30, 2021
Allowance for loan losses:
Individually evaluated for impairment	$218	$19	$4	$—	$3	$—	$244
Collectively evaluated for impairment	1,117	3,385	1,056	767	275	1,031	7,631
Total ending allowance balance	$1,335	$3,404	$1,060	$767	$278	$1,031	$7,875
Loans:
Loans individually evaluated for impairment	$1,515	$2,390	$818	$—	$133		$4,856
Loans collectively evaluated for impairment	144,623	182,287	170,678	34,393	16,417		548,398
Total ending loans balance	$146,138	$184,677	$171,496	$34,393	$16,550		$553,254
December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$4	$20	$1	$—	$5	$—	$30
Collectively evaluated for impairment	1,735	3,449	1,155	756	347	802	8,244
Total ending allowance balance	$1,739	$3,469	$1,156	$756	$352	$802	$8,274
Loans:
Loans individually evaluated for impairment	$2,560	$2,875	$756	$—	$141		$6,059
Loans collectively evaluated for impairment	188,980	184,346	176,399	36,038	17,775		603,538
Total ending loans balance	$191,540	$187,221	$177,155	$36,038	$17,916		$609,870

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2021 and December 31, 2020:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total recorded investment[1]	Related Allowance
June 30, 2021
Commercial	$1,715	$1,263	$251	$1,514	$218
Commercial real estate	2,915	2,271	118	2,389	19
Residential real estate	884	439	385	824	4
Consumer	136	12	126	138	3
Total impaired loans	$5,650	$3,985	$880	$4,865	$244
December 31, 2020
Commercial	$2,604	$1,965	$597	$2,562	$4
Commercial real estate	3,755	2,673	211	2,884	20
Residential real estate	923	513	247	760	1
Consumer	143	—	146	146	5
Total impaired loans	$7,425	$5,151	$1,201	$6,352	$30

[1]	includes principal, accrued interest, unearned fees, and origination costs

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Average recorded investment:
Commercial	$1,979	$2,523	$2,002	$2,488
Commercial real estate	2,337	2,550	2,738	2,553
Residential real estate	834	820	822	833
Consumer	135	95	137	52
Average recorded investment in impaired loans	$5,285	$5,988	$5,699	$5,926
Interest income recognized:
Commercial	$9	$19	$19	$37
Commercial real estate	21	4	51	6
Residential real estate	8	9	16	19
Consumer	2	1	4	1
Interest income recognized on a cash basis on impaired loans	$40	$33	$90	$63

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

The following table presents the aging of past due loans and nonaccrual loans as of June 30, 2021 and December 31, 2020 by class of loans:

		Accruing Loans
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
June 30, 2021
Commercial	$144,796	$—	$—	$—	$1,342	$1,342	$146,138
Commercial real estate	184,152	—	—	—	525	525	184,677
Residential real estate	170,650	267	—	—	579	846	171,496
Construction & land development	34,064	—	—	—	329	329	34,393
Consumer	16,429	97	13	—	11	121	16,550
Total Loans	$550,091	$364	$13	$—	$2,786	$3,163	$553,254
December 31, 2020
Commercial	$190,264	$51	$—	$—	$1,225	$1,276	$191,540
Commercial real estate	185,005	11	—	—	2,205	2,216	187,221
Residential real estate	175,812	606	—	49	688	1,343	177,155
Construction & land development	35,721	—	—	—	317	317	36,038
Consumer	17,713	168	22	—	13	203	17,916
Total Loans	$604,515	$836	$22	$49	$4,448	$5,355	$609,870

Troubled Debt Restructurings

All troubled debt restructurings (“TDRs”) are individually evaluated for impairment and a related allowance is recorded, as needed.  Loans whose terms have been modified as TDRs totaled $4.1 million as of June 30, 2021, and $2.8 million as of December 31, 2020, with $27 thousand of specific reserves allocated to those loans at June 30, 2021 and $30 thousand at December 31, 2020, respectively.  On June 30, 2021, $2.5 million of the loans classified as TDRs were performing in accordance with their modified terms.  Of the remaining $1.6 million, all were in nonaccrual of interest status.

Loan modifications considered TDRs completed during the three and six-months ended June 30 were as follows:

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Three Months Ended June 30, 2021
Commercial	3	$894	$894
Commercial real estate	1	386	386
Total Restructured Loans	4	$1,280	$1,280
Six Months Ended June 30, 2021
Commercial	3	$894	$894
Commercial real estate	2	1,686	1,686
Residential real estate	1	88	88
Total Restructured Loans	6	$2,668	$2,668

Three Months Ended June 30, 2020
Commercial	4	$112	$112
Commercial real estate	1	80	80
Residential real estate	1	66	66
Consumer	6	146	146
	12	$404	$404
Six Months Ended June 30, 2020
Commercial	5	$181	$181
Commercial real estate	1	80	80
Residential real estate	1	66	66
Consumer	6	146	146
	13	$473	$473

The loans restructured were modified by changing the monthly payment to interest only and modifying the maturity dates.

None of the loans restructured in 2020 have defaulted in three or six months ended 2021.  None of the loans restructured in 2019 defaulted in 2020.

There was no other real estate owned on June 30, 2021 and December 31, 2020.  There were no mortgage loans in the process of foreclosure on June 30, 2021 and $21 thousand on December 31, 2020.  There were no other repossessed assets on June 30, 2021 and December 31, 2020.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans.  Loans listed as not rated annually are either less than $500 thousand or are included in groups of homogeneous loans.  Based on the most recent analysis performed, the risk category of loans by class is as follows as of June 30, 2021 and December 31, 2020:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
June 30, 2021
Commercial	$140,233	$489	$4,174	$—	$1,242	$146,138
Commercial real estate	166,796	1,250	15,482	—	1,149	184,677
Residential real estate	168	—	121	—	171,207	171,496
Construction & land development	26,667	—	329	—	7,397	34,393
Consumer	—	—	13	—	16,537	16,550
Total	$333,864	$1,739	$20,119	$—	$197,532	$553,254
December 31, 2020
Commercial	$177,620	$2,352	$9,644	$—	$1,924	$191,540
Commercial real estate	161,091	2,545	21,812	—	1,773	187,221
Residential real estate	174	—	114	—	176,867	177,155
Construction & land development	29,182	—	—	317	6,539	36,038
Consumer	—	—	105	—	17,811	17,916
Total	$368,067	$4,897	$31,675	$317	$204,914	$609,870

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

The following table presents loans that are not rated by class of loans as of June 30, 2021 and December 31, 2020.  Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non- Performing	Total
June 30, 2021
Commercial	$1,242	$—	$1,242
Commercial real estate	1,149	—	1,149
Residential real estate	170,632	575	171,207
Construction & land development	7,397	—	7,397
Consumer	16,526	11	16,537
Total	$196,946	$586	$197,532
December 31, 2020
Commercial	$1,924	$—	$1,924
Commercial real estate	1,773	—	1,773
Residential real estate	176,278	589	176,867
Construction & land development	6,539	—	6,539
Consumer	17,798	13	17,811
Total	$204,312	$602	$204,914

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	June 30,	December 31,
(Dollars in thousands)	2021	2020
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$38,670	$37,393
Repurchase agreements	38,475	37,215

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy. No liabilities are carried at fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.  Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes and are not included in the table below.

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2021
Assets:
Securities available-for-sale
U.S. Treasury security	$3,861	$—	$—	$3,861
U.S. Government agencies	—	13,828	—	13,828
Mortgage-backed securities of government agencies	—	142,576	—	142,576
Asset-backed securities of government agencies	—	786	—	786
State and political subdivisions	—	24,736	—	24,736
Corporate bonds	—	8,377	—	8,377
Total available-for-sale securities	$3,861	$190,303	$—	$194,164
Equity securities	$54	$—	$—	$54

December 31, 2020
Assets:
Securities available-for-sale
U.S. Treasury security	$1,011	$—	$—	$1,011
U.S. Government agencies	—	14,006	—	14,006
Mortgage-backed securities of government agencies	—	140,012	—	140,012
Asset-backed securities of government agencies	—	837	—	837
State and political subdivisions	—	23,966	—	23,966
Corporate bonds	—	10,606	—	10,606
Total available-for-sale securities	$1,011	$189,427	$—	$190,438
Equity securities	$41	$—	$—	$41

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

There were no assets measured on a nonrecurring basis at June 30, 2021.  The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of December 31, 2020, by level within the fair value hierarchy. An impaired loan is written down to fair value through the establishment of specific reserves or a charge down is taken to reduce the loan to fair value of the collateral (less estimated selling costs) and the loan is included in the following table as a Level III measurement.  Techniques used to value the collateral that secure the impaired loans include quoted market prices for identical assets classified as Level I inputs, and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs.  In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments as of June 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
June 30, 2021
Financial assets
Cash and cash equivalents	$312,344	$312,344	$—	$—	$312,344
Securities held-to-maturity	24,878	—	25,003	—	25,003
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	1,465	1,465	—	—	1,465
Net loans	544,155	—	—	548,622	548,622
Bank-owned life insurance	23,710	23,710	—	—	23,710
Accrued interest receivable	1,659	1,659	—	—	1,659
Mortgage servicing rights	561	—	—	561	561
Financial liabilities
Deposits	$986,668	$861,672	$—	$125,568	$987,240
Short-term borrowings	38,475	38,475	—	—	38,475
Other borrowings	3,570	—	—	3,640	3,640
Accrued interest payable	69	69	—	—	69

December 31, 2020
Financial assets
Cash and cash equivalents	$181,652	$181,652	$—	$—	$181,652
Securities held-to-maturity	9,045	—	9,225	—	9,225
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	1,378	1,378	—	—	1,378
Net loans	600,885	—	—	598,583	598,583
Bank-owned life insurance	21,416	21,416	—	—	21,416
Accrued interest receivable	2,159	2,159	—	—	2,159
Mortgage servicing rights	488	—	—	488	488
Financial liabilities
Deposits	$891,562	$768,230	$—	$124,127	$892,357
Short-term borrowings	37,215	37,215	—	—	37,215
Other borrowings	4,664	—	—	4,775	4,775
Accrued interest payable	90	90	—	—	90

The Company also has unrecognized financial instruments on June 30, 2021 and December 31, 2020.  These financial instruments relate to commitments to extend credit and letters of credit.  The aggregate contract amount of such financial instruments was approximately $237 million on June 30, 2021 and $228 million on December 31, 2020.  Such amounts are also considered to be the fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and six months ended June 30, 2021 and 2020:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three Months Ended June 30, 2021
Balance as of March 31, 2021	$(2,342)	$492	$(1,850)
Unrealized holding gain on available-for-sale securities arising during the period	1,649	(346)	1,303
Amortization of held-to-maturity discount resulting from transfer	16	(4)	12
Total other comprehensive income	1,665	(350)	1,315
Balance as of June 30, 2021	$(677)	$142	$(535)

Six Months Ended June 30, 2021
Balance, beginning of period	$1,249	$(263)	$986
Unrealized holding loss on available-for-sale securities arising during the period	(1,958)	411	(1,547)
Amortization of held-to-maturity discount resulting from transfer	32	(6)	26
Total other comprehensive loss	(1,926)	405	(1,521)
Balance as of June 30, 2021	$(677)	$142	$(535)

Three Months ended June 30,2020
Balance as of March 31,2020	$646	$(136)	$510
Unrealized holding gain on available-for-sale securities arising during the period	617	(130)	487
Amortization of held-to-maturity discount resulting from transfer	16	(3)	13
Total other comprehensive income	633	(133)	500
Balance as of June 30, 2020	$1,279	$(269)	$1,010

Six Months Ended June 30, 2020
Balance, beginning of period	$92	$(20)	$72
Unrealized holding gain on available-for-sale securities arising during the period	1,157	(243)	914
Amortization of held-to-maturity discount resulting from transfer	30	(6)	24
Total other comprehensive income	1,187	(249)	938
Balance as of June 30, 2020	$1,279	$(269)	$1,010

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at June 30, 2021 as compared to December 31, 2020, and the consolidated results of operations for the three and six months ended June 30, 2021 compared to the same periods in 2020. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $1.1 billion at June 30, 2021 as compared to $1.0 billion at December 31, 2020. During the six months ended June 30, 2021, net loans decreased $57 million. Cash and cash equivalents, and securities increased $150 million. Deposits and short-term borrowings increased $96 million.

Net loans decreased $57 million, or 9%, as commercial real estate and construction loans decreased $4 million, or 2%, and residential real estate loans decreased $6 million, or 3%, from December 31, 2020. Commercial loans decreased $47 million, or 24%. Loans originated under SBA Paycheck Protection Program totaled $37 million during the first six months of 2021 and $92 million during 2020. Consumers continued to refinance their mortgage loans for historically low long-term fixed rates while home purchase activity remained robust despite limited inventory through the first half of 2021. Residential mortgage loan originations for the six months ended June 30, 2021 totaled $58.7 million, an increase from $55.9 million in originations during the six months ended June 30, 2020. Originations sold into the secondary market were $27 million and $22 million, respectively during the six months ended June 30, 2021 and June 30, 2020. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

The allowance for loan losses increased $40 thousand from the year ago quarter to $7.9 million. The Company has not early adopted CECL which has been delayed for smaller reporting companies. Year over year outstanding loan balances decreased 13% to $552 million at June 30, 2021. Net recoveries were $46 thousand, or an annualized -0.02% of average loans, in the current six-month period compared to the $77 thousand net charge-off, or 0.03% of average loans in the year-ago six-month period. At June 30, 2021, the allowance for total loans minus the SBA guaranteed Payroll Protection loans was 1.53%. We believe the allowance level is appropriate given the low level of problem loans and current composition of the overall loan portfolio in the current economic environment.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming loans decreased $1.6 million to $2.8 million, or 0.50%, of total loans from $4.4 million, or 0.69%, a year ago. For the six months ended June 30, 2021, $321 thousand loans were placed on nonaccrual status, $348 thousand in paydowns, and the bank returned $1.6 million back to accrual status due to ongoing payment performance.

	June 30,	December 31,	June 30,
(Dollars in thousands)	2021	2020	2020
Non-performing loans	$2,786	$4,497	$4,382
Other real estate	—	—	98
Repossessed assets	—	—	—
Allowance for loan losses	7,875	8,274	7,835
Total loans	$552,030	$609,159	$636,799
Allowance for loan losses as a percentage of total loans	1.43%	1.36%	1.23%
Allowance for loan losses to total nonperforming loans	2.8x	1.8x	1.7x

The ratio of gross loans to deposits was 55.9% at June 30, 2021, compared to 68.3% at December 31, 2020.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $2.0 million within the available-for-sale and held-to-maturity portfolios as of June 30, 2021, was primarily the result of current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. As a result, all embedded security losses on June 30, 2021, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits increased $95 million, or 11%, from December 31, 2020 with noninterest-bearing deposits increasing approximately $31 million and interest-bearing deposit accounts increasing approximately $64 million. Total deposits as of June 30, 2021 are $987 million, or 21%, greater than June 30, 2020 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits of $48 million, interest-bearing demand deposits of $68 million, money market accounts of $13 million, savings of $42 million, and time deposits remained stable. During 2020 and continuing into 2021, the Bank’s customers increased deposits through stimulus payments and cash conservation as a result of the COVID-19 pandemic.

Short-term borrowings consisting of overnight repurchase agreements with retail customers increased $1.3 million to $38 million at June 30, 2021 as compared to December 31, 2020 and other borrowings decreased $1 million as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $96 million, or 8.5%, of total assets at June 30, 2021 an increase from $93.9 million December 31, 2020. The increase in shareholders’ equity during the six months ended June 30, 2021 was due to net income of $5.6 million partially offset by cash dividends of $1.6 million, other comprehensive loss of $1.5 million and the repurchase of treasury shares for $313 thousand. The Company and the Bank met all regulatory capital requirements at June 30, 2021.

RESULTS OF OPERATIONS

Three months ended June 30, 2021 and 2020

For the quarters ended June 30, 2021 and 2020, the Company recorded net income of $2.7 million and $2.6 million and $1.00 and $0.95 per share, respectively. The $139 thousand increase in net income for the period was primarily the result of a reversal of provision for loan losses of $475 thousand and a $202 thousand increase in noninterest income. The increases were partially offset by an increase in noninterest expenses of $681 thousand, a $541 thousand decrease in net interest income and a $33 thousand increase in the federal income tax provision. Return on average assets and return on average equity were 0.97% and 11.62%, respectively, for the three-month period of 2021, compared to 1.15% and 11.72%, respectively for the same quarter in 2020.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Interest-earning deposits	$291,587	$68	0.09%	$117,916	$31	0.11%
Taxable securities	193,252	604	1.25	99,353	481	1.95
Tax-exempt securities [4]	24,029	141	2.35	21,858	145	2.65
Loans [3,4]	564,997	6,239	4.43	621,710	7,110	4.60
Total interest-earning assets	1,073,865	7,052	2.63%	860,837	7,767	3.63%
Noninterest-earning assets	57,386			52,038
TOTAL ASSETS	$1,131,251			$912,875

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$281,376	$94	0.13%	$186,993	79	0.17%
Savings deposits	276,746	70	0.10	215,644	70	0.13
Time deposits	124,436	345	1.11	126,475	523	1.66
Borrowed funds	44,956	34	0.30	51,748	47	0.37
Total interest-bearing liabilities	727,514	543	0.30%	580,860	719	0.50%
Noninterest-bearing demand deposits	305,459			238,876
Other liabilities	3,492			3,735
Shareholders' Equity	94,786			89,404
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,131,251			$912,875
Taxable equivalent net interest income, (Non-GAAP)		$6,509			$7,048
Tax equivalent adjustment [4]		(38)			(36)
Net interest income, (GAAP)		$6,471			$7,012
Net interest margin, (GAAP)			2.42%			3.27%
Tax equivalent adjustment [4]			0.01			0.02
Net interest margin-taxable equivalent, (Non-GAAP)			2.43%			3.29%
Taxable equivalent net interest spread			2.33%			3.13%

1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Interest income is shown on a fully tax-equivalent basis, which is a Non-GAAP measure and is reconciled to the GAAP measure at the bottom of the table.

Interest income for the quarter ended June 30, 2021, was $7 million representing a $717 thousand decrease, or a 9% decline, compared to the same period in 2020. This decrease was primarily due to average loan volume decreasing $57 million as well as average loan rates decreasing 17 basis points for the quarter ended June 30, 2021 as compared to the same period in 2020. Interest expense for the quarter ended June 30, 2021 was $543 thousand, a decrease of $176 thousand, or 24%, from the same quarter in 2020. The decrease in interest expense occurred primarily due to a decrease in rates on all liabilities for the quarter ended June 30, 2021, partially offset by increases in the average deposit balances.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ended June 30, 2021, with stimulus programs, improving credit quality, and a decrease of outstanding loan balances, the bank recognized a negative (credit) provision of $475 thousand to the provision for loan losses, compared to a loss provision of $717 thousand for the same quarter in 2020. The Company’s provision for loan losses for the three months ended June 30, 2020, reflected the unknown COVID-19 pandemic and an elevated qualitative factor adjustment (“Q-factor”) under managements estimate of loss at that time. The recapture of provision for loan losses for the current quarter primarily reflects the decrease in loan balances, as well as the improvement in economic indicators including unemployment, residential real estate prices and consumer confidence over 2020. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended June 30, 2021, was $1.8 million, an increase of $202 thousand, or 12%, compared to the same quarter in 2020. The gain on the sale of mortgage loans to the secondary market decreased by $90 thousand for the quarter ended June 30, 2021 as fewer loans were sold into the secondary market due to decreasing inventories of homes available for sale and decreasing demand for mortgage rewrites. Debit card interchange income increased $126 thousand, or 32%, with greater fees generated from usage in the second quarter 2021. Earnings on bank owned life insurance increased $13 thousand for the second quarter 2021 a result of adding policies in 2020. Fees from trust and brokerage services amounted to $264 thousand for the second quarter 2021, an increase of $68 thousand, or 35%, as compared to the same quarter in 2020. Service charges on deposit accounts increased $8 thousand, or 4%, compared to the same quarter in 2020 primarily from a slight volume increase in overdraft fees.

Noninterest expenses for the quarter ended June 30, 2021 increased $681 thousand, or 14%, compared to the second quarter 2020. Salaries and employee benefits increased $368 thousand, or 14%, a result of a decrease in capitalization of approximately $262 thousand in salary and benefits expense to deferred loan origination costs related to new commercial and mortgage loan originations.  Increases were recognized in base wage, social security benefits and incentive accruals. FDIC assessment amounted to $120 thousand as compared to $12 thousand in the second quarter 2020 due to small bank assessment credits being utilized in 2020. The Ohio financial institutions tax increased $16 thousand in the second quarter due to the Company’s increased capital base. Marketing and public relations expense increased $33 thousand, or 51%, primarily due to more events taking place after being cancelled due to COVID-19. Debit card expenses increased $26 thousand, or 18%, compared to the second quarter 2020 with increased volume. Software expense rose $77 thousand quarter over quarter with additional investment. Occupancy expense increased $3 thousand in 2021 over the second quarter 2020. Professional and director fees increased $74 thousand for the quarter ended June 30, 2021 as compared to the second quarter 2020. This increase resulted from an increase in collection legal fees, an increase in audit expense and an increase in director’s compensation.

Federal income tax expense increased $33 thousand, or 5%, for the quarter ended June 30, 2021 as compared to the second quarter 2020. The provision for income taxes was $654 thousand (effective rate of 19%) for the quarter ended June 30, 2021, compared to $621 thousand (effective rate of 19%) for the same quarter ended 2020.

RESULTS OF OPERATIONS

Six months ended June 30, 2021 and 2020

For the six months ended June 30, 2021 and 2020, the Company recorded net income of $5.6 million and $5.1 million and $2.05 and $1.86 per share, respectively. The $541 thousand increase in net income for the six-month period was primarily the result of a negative loan loss provision of $445 thousand for the period as compared to a loss provision of $895 thousand for the same period in 2020. Other income increased $737 thousand. The increases were partially offset by an increase of $955 thousand in noninterest expense, a $449 thousand decrease in net interest income, and an $132 thousand increase in the federal income tax provision. Return on average assets and return on average equity were 1.04% and 11.97%, respectively, for the six months ended June 30, 2021, compared to 1.19% and 11.60%, respectively for the same period in 2020.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the Six Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Interest-earning deposits in other banks	247,638	114	0.09%	96,867	270	0.56%
Taxable securities	187,476	1,163	1.25	101,915	1,090	2.14
Tax-exempt securities[4]	23,700	281	2.39	21,521	296	2.76
Loans[3,4]	580,572	13,113	4.55	590,926	13,965	4.74
Total earning assets	1,039,386	14,671	2.85%	811,229	15,621	3.86%
Other assets	56,692			51,410
TOTAL ASSETS	$1,096,078			$862,639

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$266,799	$180	0.14%	$173,962	$223	0.26%
Savings deposits	269,826	140	0.10	208,546	198	0.19
Time deposits	123,584	726	1.18	126,837	1,083	1.72
Other borrowed funds	44,138	70	0.32	47,665	116	0.49
Total interest bearing liabilities	704,347	1,116	0.32%	557,010	1,620	0.58%
Non-interest bearing demand deposits	293,024			213,694
Other liabilities	3,850			3,688
Shareholders' Equity	94,857			88,247
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,096,078			$862,639
Taxable equivalent net interest income, (Non-GAAP)		$13,555			$14,001
Tax equivalent adjustment [4]		(76)			(73)
Net interest income, (GAAP)		$13,479			$13,928
Net interest margin, (GAAP)			2.61%			3.45%
Tax equivalent adjustment [4]			0.02			0.02
Net interest margin-taxable equivalent, (Non-GAAP)			2.63%			3.47%
Taxable equivalent net interest spread			2.53%			3.28%

1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Interest income is shown on a fully tax-equivalent basis, which is a Non-GAAP measure and is reconciled to the GAAP measure at the bottom of the table.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the six months ended June 30, 2021, was $14.6 million representing a $953 thousand decrease, or a 6% decline, compared to the same period in 2020. This decrease was primarily due to yield decreases as follows: 19 basis points in average loan rates, 89 basis points in average taxable security yields, and 47 basis points in interest-earning deposits in other banks for the period ended June 30, 2021 as compared to the same period in 2020. Interest expense for the six months ended June 30, 2021 was $1.1 million, a decrease of $504 thousand, or 31%, from the same period in 2020. The decrease in interest expense occurred primarily due to a decrease in rates on all interest-bearing liabilities for the six months ended June 30, 2021, partially offset by increases in the average balances.

For the six months ended June 30, 2021, the provision for loan losses was a credit (reversal) of provision of $445 thousand, compared to a provision of $895 thousand for the same period in 2020. For more discussion see Results of Operations, three months. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the six months ended June 30, 2020, was $3.7 million, an increase of $737 thousand, or 25%, compared to the same period in 2020. The gain on the sale of mortgage loans to the secondary market increased $282 thousand to $904 thousand for the six months ended June 30, 2021.  Debit card interchange income increased $221 thousand, or 29%, with increased card usage in the first six months of 2021.  Earnings on bank owned life insurance policies increased $35 thousand for the period with the additional purchase of $2 million in policies in 2021. Service charges on deposit accounts decreased $75 thousand, or 15%, compared to the same period in 2020 primarily from decreases in overdraft fees. Fees from trust and brokerage services increased $119 thousand for the period.

Noninterest expenses for the six months ended June 30, 2021 increased $955 thousand, or 10%, compared to the same period in 2020.   Salaries and employee benefits increased $429 thousand, or 8%, a result increased salary, with additions to lending staff, and reduced capital gain of deferred loan costs with less volume originated in commercial loans. Marketing and public relations expense decreased $16 thousand, or 8%, with marketing, brand recognition initiatives, and community support in the company’s market slowly increasing in volume due to increasing opportunities presenting after previous cancellations due to COVID-19. Debit card expenses increased $57 thousand, or 20%, compared to the prior period in 2020.  Occupancy expense increased $37 thousand over the same period in 2020 with an increase in depreciation, maintenance, and supplies expense.  Professional and director fees increased $40 thousand for the six months ended June 30, 2021 as compared to the same period in 2020.

Federal income tax expense increased $132 thousand, or 11%, for the six months ended June 30, 2021 as compared to the same period in 2020. The provision for income taxes was $1.3 million (effective rate of 19%) for the six months ended June 30, 2021, compared to $1.2 million (effective rate of 19%) for the same period ended 2020.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 8.1% at June 30, 2021 compared with 8.7% at December 31, 2020.

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. As of June 30, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject.

During October 2019, the federal banking agencies adopted an optional community bank leverage ratio (“CBLR”).  Depository institutions and depository institution holding companies, that have less than $10 billion in total consolidated assets and have a tier 1 leverage ratio of greater than 9 percent, are considered qualifying community banking organizations and are eligible to opt into the community bank leverage ratio framework.  Additionally, such insured depository institutions are considered to have satisfied the risk-based and leverage capital requirements and will be considered well-capitalized under the rule, effective January 1, 2020.  The Company has not elected to opt-in to the CBLR framework as of June 30, 2021.

	Capital Ratios
	June 30, 2021	December 31, 2020
Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	17.0%	15.7%
Bank	16.7%	15.4%

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	17.0%	15.7%
Bank	16.7%	15.4%

Total Capital To Risk Weighted Assets Ratio
Consolidated	18.2%	16.9%
Bank	17.9%	16.6%

Tier 1 Leverage Ratio
Consolidated	8.1%	8.7%
Bank	8.0%	8.5%

LIQUIDITY

(Dollars in thousands)	June 30, 2021	December 31, 2020	Change
Cash and cash equivalents	$312,343	$181,652	$130,691
Available from FHLB	106,400	101,616	4,784
Unpledged AFS securities at fair market value	132,109	130,702	1,407
	$550,852	$413,970	$136,882
Net deposits and short-term liabilities	$964,239	$870,498	$93,741
Liquidity ratio	57.1%	47.6%
Minimum board approved liquidity ratio	20.0	20.0

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

The growth in core deposits was largely a result of PPP loan funds deposited into customer accounts and an increase in general customer liquidity due to reduced business investment and consumer spending during the COVID-19 pandemic.

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The COVID-19 pandemic added market risk disclosure which should be read with the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. While 2020 began with increased loan demand and strong employment, the economic picture reversed sharply as coronavirus wreaked havoc and became the lead story by mid-March. A series of emergency health orders for public safety curtailed nonessential activity and had the effect of shutting down vast swaths of Ohio’s economy, resulting in a peak of approximately one million people on unemployment, or an unemployment rate of 17.6%, in Ohio during April of 2020.  By June 2021, Ohio’s unemployment rate approximated 6%.  The bank is based in Holmes County which is reporting the lowest unemployment rate in Ohio at 3.8% in June 2021.  Of the counties within the bank’s footprint, Stark County reported the highest unemployment rate at 6.3% in June. With vaccination rates and government stimulus funds slowing, the Federal Reserve is projecting bottlenecks, hiring difficulties, and other constraints  as well as the possibility that inflation could turn out to be higher and more persistent than expected.  The effects of the pandemic on the economy have continue to diminish, but risks to the economy remain.

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

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -200 through +400 basis point changes, in 100 basis point increments, in market interest rates at June 30, 2021 and December 31, 2020. The net interest income reflected is for the first twelve-month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

June 30, 2021
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$28,153	$3,040	12.1%	+/- 25%
+300	27,379	2,266	9.0	+/-15
+200	26,607	1,494	5.9	+/-10
+100	25,827	714	2.8	+/-5
0	25,113	—	—	—
-100	24,975	(138)	(0.5)	+/-5
-200	24,614	(499)	(2.0)	+/-10

December 31, 2020
+400	$28,036	$2,121	8.2%	+/- 25%
+300	27,495	1,580	6.1	+/-15
+200	26,969	1,054	4.1	+/-10
+100	26,430	515	2.0	+/-5
0	25,915	—	—	—
-100	25,767	(148)	(0.6)	+/-5
-200	25,414	(501)	(1.9)	+/-10

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

Quarter ended June 30, 2021

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable
(b)	Not applicable
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2021:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchases as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
April 1 ,2021 - April 30, 2021	—	—	—	137,117
May 1, 2021 - May 31, 2021	—	—	—	137,117
June 1, 2021 - June 30, 2021	8,106	38.50	8,106	129,011
Total for quarter	8,106	38.50	8,106	129,011

On March 2, 2021, CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 5% of the Company’s common shares or 137,117 of the Company’s outstanding shares. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. The Company repurchased 8,106 shares under the repurchase authorization during the quarterly period ended June 30, 2021.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June 30, 2021

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	August 9, 2021	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	August 9, 2021	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer