Form 10-Q
period 2021-09-30
CSB BANCORP INC /OH
filed 2021-11-09
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of November 1, 2021, the registrant had 2,725,524 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2021

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2021	2020
ASSETS
Cash and cash equivalents
Cash and due from banks	$17,929	$19,281
Interest-earning deposits in other banks	265,692	162,371
Total cash and cash equivalents	283,621	181,652
Securities
Available-for-sale, at fair value	185,454	190,438
Held-to-maturity (fair value 2021-$51,013; 2020-$9,225)	51,317	9,045
Equity securities	107	87
Restricted stock, at cost	4,614	4,614
Total securities	241,492	204,184
Loans held for sale	862	1,378
Loans	546,095	609,159
Less allowance for loan losses	7,645	8,274
Net loans	538,450	600,885
Premises and equipment, net	13,713	12,633
Core deposit intangible	11	44
Goodwill	4,728	4,728
Bank-owned life insurance	23,873	21,416
Accrued interest receivable and other assets	4,946	4,712
TOTAL ASSETS	$1,111,696	$1,031,632

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$304,345	$272,051
Interest-bearing	664,284	619,511
Total deposits	968,629	891,562
Short-term borrowings	38,130	37,215
Other borrowings	3,489	4,664
Accrued interest payable and other liabilities	4,359	4,332
Total liabilities	1,014,607	937,773
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,725,524 shares 2021 and 2,742,350 shares 2020	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	75,252	69,209
Treasury stock at cost: 255,078 shares in 2021 and 238,252 shares in 2020	(5,424)	(4,780)
Accumulated other comprehensive (loss) income	(1,183)	986
Total shareholders' equity	97,089	93,859
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,111,696	$1,031,632

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Loans, including fees	$6,897	$7,190	$19,993	$21,145
Taxable securities	677	372	1,840	1,462
Nontaxable securities	117	110	339	343
Other	114	42	228	312
Total interest and dividend income	7,805	7,714	22,400	23,262
INTEREST EXPENSE
Deposits	450	636	1,496	2,139
Short-term borrowings	13	14	41	75
Other borrowings	17	23	59	79
Total interest expense	480	673	1,596	2,293
NET INTEREST INCOME	7,325	7,041	20,804	20,969
(RECOVERY OF) PROVISION FOR LOAN LOSSES	(210)	377	(655)	1,272
Net interest income, after (recovery of) provision for loan losses	7,535	6,664	21,459	19,697
NONINTEREST INCOME
Service charges on deposit accounts	250	252	676	753
Trust services	252	236	798	662
Debit card interchange fees	515	433	1,512	1,209
Gain on sale of loans, net	270	567	1,174	1,189
Earnings on bank owned life insurance	163	131	457	390
Unrealized gain or (loss) on equity securities, net	8	(1)	20	(10)
Other income	310	244	852	653
Total noninterest income	1,768	1,862	5,489	4,846
NONINTEREST EXPENSE
Salaries and employee benefits	3,228	2,959	9,301	8,603
Occupancy expense	270	246	771	711
Equipment expense	170	172	519	505
Professional and director fees	180	232	831	843
Financial institutions and franchise tax expense	188	171	563	513
Marketing and public relations	147	96	324	289
Software expense	318	269	954	755
Debit card expense	181	165	524	451
Amortization of intangible assets	11	15	33	45
FDIC insurance expense	130	91	358	103
Provision for unfunded loan commitments	210	17	210	17
Other expenses	680	617	1,996	1,931
Total noninterest expense	5,713	5,050	16,384	14,766
Income before income taxes	3,590	3,476	10,564	9,777
FEDERAL INCOME TAX PROVISION	689	676	2,033	1,888
NET INCOME	$2,901	$2,800	$8,531	$7,889
Basic and diluted net earnings per share	$1.06	$1.02	$3.12	$2.88

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income	$2,901	$2,800	$8,531	$7,889
Other comprehensive (loss) income
Unrealized (losses) gains arising during the period	(831)	(202)	(2,790)	955
Amortization of discount on securities transferred to held-to-maturity	11	17	44	47
Income tax effect	172	39	577	(210)
Other comprehensive (loss) income	(648)	(146)	(2,169)	792
Total comprehensive income	$2,253	$2,654	$6,362	$8,681

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total
Three Months Ended September 30, 2021
Balance, beginning of period	$18,629	$9,815	$73,196	$(5,093)	$(535)	$96,012
Net income	—	—	2,901	—	—	2,901
Other comprehensive loss	—	—	—	—	(648)	(648)
Purchase of 8,720 treasury shares	—	—	—	(331)	—	(331)
Cash dividends declared, $0.31 per share	—	—	(845)	—	—	(845)
Balance, end of period	$18,629	$9,815	$75,252	$(5,424)	$(1,183)	$97,089
Nine Months Ended September 30, 2021
Balance, beginning of period	$18,629	$9,815	$69,209	$(4,780)	$986	$93,859
Net income	—	—	8,531	—	—	8,531
Other comprehensive loss	—	—	—	—	(2,169)	(2,169)
Purchase of 16,826 treasury shares	—	—	—	(644)	—	(644)
Cash dividends declared, $0.91 per share	—	—	(2,488)	—	—	(2,488)
Balance, end of period	$18,629	$9,815	$75,252	$(5,424)	$(1,183)	$97,089
Three Months Ended September 30, 2020
Balance, beginning of period	$18,629	$9,815	$65,293	$(4,780)	$1,010	$89,967
Net income	—	—	2,800	—	—	2,800
Other comprehensive loss	—	—	—	—	(146)	(146)
Cash dividends declared, $0.28 per share	—	—	(768)	—	—	(768)
Balance, end of period	$18,629	$9,815	$67,325	$(4,780)	$864	$91,853
Nine Months Ended September 30, 2020
Balance, beginning of period	$18,629	$9,815	$61,740	$(4,780)	$72	$85,476
Net income	—	—	7,889	—	—	7,889
Other comprehensive income	—	—	—	—	792	792
Cash dividends declared, $0.84 per share	—	—	(2,304)	—	—	(2,304)
Balance, end of period	$18,629	$9,815	$67,325	$(4,780)	$864	$91,853

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
NET CASH FROM OPERATING ACTIVITIES	$9,148	$9,675
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	36,478	38,716
Proceeds from repayments, held-to-maturity	5,990	7,415
Purchases, available-for-sale	(35,196)	(38,493)
Purchases, held-to-maturity	(48,258)	(3,425)
Loan (originations) repayments, net	63,021	(78,380)
Proceeds from sale of equipment	—	716
Property, equipment, and software acquisitions	(1,734)	(1,957)
Purchase of bank-owned life insurance	(2,000)	—
Proceeds from sale of other real estate	—	95
Net cash provided by (used in) investing activities	18,301	(75,313)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	77,067	157,110
Net increase in short-term borrowings	915	2,756
Proceeds from other borrowings	—	5,000
Repayment of other borrowings	(1,175)	(1,565)
Cash dividends paid	(1,643)	(1,536)
Purchase of treasury shares	(644)	—
Net cash provided by financing activities	74,520	161,765
NET INCREASE IN CASH AND CASH EQUIVALENTS	101,969	96,127
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	181,652	102,017
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$283,621	$198,144
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,627	$2,327
Income taxes	1,725	1,825
Noncash financing activities:
Dividends declared	845	768

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

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2021, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted.  The Annual Report for CSB for the year ended December 31, 2020, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements.  The results of operations for the periods ended September 30, 2021 are not necessarily indicative of the operating results for the full year or any future interim period.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consist of the following on September 30, 2021 and December 31, 2020:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2021
Available-for-sale
U.S. Treasury securities	$3,929	$1	$(84)	$3,846
U.S. Government agencies	13,999	—	(182)	13,817
Mortgage-backed securities of government agencies	134,329	540	(1,931)	132,938
Asset-backed securities of government agencies	787	—	(26)	761
State and political subdivisions	25,533	386	(160)	25,759
Corporate bonds	8,301	75	(43)	8,333
Total available-for-sale	186,878	1,002	(2,426)	185,454
Held-to-maturity
Mortgage-backed securities of government agencies	50,166	101	(398)	49,869
State and political subdivisions	1,151	1	(8)	1,144
Total held-to-maturity	51,317	102	(406)	51,013
Equity securities	53	54	—	107
Restricted stock	4,614	—	—	4,614
Total securities	$242,862	$1,158	$(2,832)	$241,188
December 31, 2020
Available-for-sale
U.S. Treasury security	$999	$12	$—	$1,011
U.S. Government agencies	13,998	8	—	14,006
Mortgage-backed securities of government agencies	138,964	1,184	(136)	140,012
Asset-backed securities of government agencies	848	—	(11)	837
State and political subdivisions	23,422	544	—	23,966
Corporate bonds	10,841	42	(277)	10,606
Total available-for-sale	189,072	1,790	(424)	190,438
Held-to-maturity
Mortgage-backed securities of government agencies	5,620	192	(12)	5,800
State and political subdivisions	3,425	—	—	3,425
Total held-to-maturity	9,045	192	(12)	9,225
Equity securities	53	34	—	87
Restricted stock	4,614	—	—	4,614
Total securities	$202,784	$2,016	$(436)	$204,364

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The amortized cost and fair value of debt securities on September 30, 2021, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$1,443	$1,445
Due after one through five years	23,486	23,623
Due after five through ten years	32,930	32,813
Due after ten years	129,019	127,573
Total debt securities available-for-sale	$186,878	$185,454
Held-to-maturity
Due after five through ten years	500	501
Due after ten years	50,817	50,512
Total debt securities held-to-maturity	$51,317	$51,013

Securities with a fair value of approximately $119.9 million and $91.0 million were pledged on September 30, 2021 and December 31, 2020, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock.  The Bank’s investment in FHLB stock amounted to approximately $4.1 million on September 30, 2021 and December 31, 2020. Federal Reserve Bank stock was $471 thousand on September 30, 2021 and December 31, 2020.

There were no proceeds from sales of securities for the three and nine-month period ended September 30, 2021 and 2020. All gains and losses recognized on equity securities during the three and nine-month period were unrealized.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, on September 30, 2021 and December 31, 2020:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2021
Available-for-sale
U.S. Treasury Securities	$(84)	$2,845	$—	$—	$(84)	$2,845
U.S. Government agencies	(182)	13,817	—	—	(182)	13,817
Mortgage-backed securities of government agencies	(1,833)	104,262	(98)	2,654	(1,931)	106,916
Asset-backed securities of government agencies	—	—	(26)	761	(26)	761
State and political subdivisions	(160)	10,125	—	—	(160)	10,125
Corporate bonds	(6)	531	(37)	962	(43)	1,493
Held-to-maturity
Mortgage-backed securities of government agencies	(383)	41,228	(15)	1,242	(398)	42,470
State and political subdivisions	(8)	473	—	—	(8)	473
Total temporarily impaired securities	$(2,656)	$173,281	$(176)	$5,619	$(2,832)	$178,900
December 31, 2020
Available-for-sale
Mortgage-backed securities of government agencies	$(70)	$10,808	$(66)	$8,974	$(136)	$19,782
Asset-backed securities of government agencies	—	—	(11)	837	(11)	837
Corporate bonds	(32)	1,968	(245)	3,733	(277)	5,701
Held-to-maturity						—
Mortgage-backed securities of government agencies	(12)	1,734	—	—	(12)	1,734
Total temporarily impaired securities	$(114)	$14,510	$(322)	$13,544	$(436)	$28,054

There were fifty-seven securities in an unrealized loss position on September 30, 2021, seven of which were in a continuous loss position for twelve months or more.  At least quarterly, the Company conducts a comprehensive security-level impairment assessment.  The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities.  It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity.  As a result, management concluded that these securities were not other-than-temporarily impaired on September 30, 2021.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Commercial [1]	$128,653	$191,540
Commercial real estate	190,553	187,221
Residential real estate	168,563	177,155
Construction & land development	42,319	36,038
Consumer	16,356	17,916
Total loans before deferred costs	546,444	609,870
Deferred loan (fees) costs, net	(349)	(711)
Total Loans	$546,095	$609,159

1 Includes $17.0 million and $70.1 million of Paycheck Protection Program loans on September 30, 2021, and December 31, 2020, respectively.

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

Loans serviced for others approximated $137.5 million and $117.5 million on September 30, 2021 and December 31, 2020, respectively.

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2 trillion in economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. The Company had 208 PPP loans with outstanding principal balances of $17.0 million as of September 30, 2021, and 671 PPP loans with balances of $70.1 million outstanding as of December 31, 2020. The PPP loans are 100% guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category with no allowance for loan losses allocated.

In accordance with the SBA terms and conditions on these PPP loans, as of September 30, 2021, the Company has received approximately $5.4 million in fees associated with the processing of these loans since the inception of the program. Upon funding of the loans, fees are deferred and amortized over the life of the loan with the unearned balance fully recognized at the time a loan is forgiven as an adjustment to yield in accordance with FASB ASC 310-20-25-2. For the nine months ended September 30, 2021 and 2020, interest and fee income recognized on PPP loans was $2.7 million and $1.5 million, respectively. For the three months ended September 30, 2021 and 2020, interest and fee income recognized on PPP loans was $969 thousand and $845 thousand, respectively. As of September 30, 2021, there was approximately $620 thousand in remaining unearned fees on PPP loans outstanding.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

Concentrations of Credit

Nearly all the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets.  The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans.   Credit concentrations, including commitments, as determined using North American Industry Classification Codes (NAICS), to the two largest industries compared to total loans at September 30, 2021, included $50.4 million, or 9%, of total loans to lessors of non-residential buildings or dwellings, and $33.5 million, or 6%, of total loans to assisted living facilities for the elderly. These loans are generally secured by real property and equipment, with repayment expected from operational cash flow. Credit evaluation is based on a review of cash flow coverage of principal, interest payments, and the adequacy of the collateral received.

The Company has identified industries that could be at a higher risk due to the COVID-19 pandemic. As of September 30, 2021, the total balance of loans, including commitments, identified to COVID-19 affected businesses was $51.8 million, with $33.5 million of those loans to assisted living facilities and $14.0 million to businesses in the hotel industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2021 and 2020.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three and nine months ended September 30, 2021, the increase in the provision for loan losses for construction and land development loans was primarily related to loans to assisted living facilities that have been affected by the COVID-19 pandemic. The decrease in provision for all other categories for the three and nine-month periods is related to the improvement in economic conditions along with fewer delinquent and nonperforming loans and improvement in adversely classified loan balances.

For the three and nine months ended September 30, 2020 the increase in the provision for loan losses for commercial real estate and construction loans was primarily due to the increased risk identified for businesses affected by the COVID-19 pandemic.  The decrease in provision related to the commercial loan category was primarily due to lower commercial loan volume, excluding the SBA guaranteed PPP loans along with lower historical losses. The decrease in provision related to residential real estate and other consumer loans was due to the improvement in the unemployment rate during the third quarter as businesses reopened after the economic shutdown.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three Months Ended September 30, 2021
Beginning balance	$1,335	$3,404	$1,060	$767	$278	$1,031	$7,875
(Recovery of) provision for loan losses	9	(280)	(32)	508	(9)	(406)	(210)
Charge-offs	—	—	—	—	(39)		(39)
Recoveries	5	—	2	—	12		19
Net (charge-offs) recoveries	5	—	2	—	(27)		(20)
Ending balance	$1,349	$3,124	$1,030	$1,275	$242	$625	$7,645
Nine Months Ended September 30, 2021
Beginning balance	$1,739	$3,469	$1,156	$756	$352	$802	$8,274
(Recovery of) provision for loan losses	(393)	(346)	(130)	519	(128)	(177)	(655)
Charge-offs	(25)	—	—	—	(39)		(64)
Recoveries	28	1	4	—	57		90
Net (charge-offs) recoveries	3	1	4	—	18		26
Ending balance	$1,349	$3,124	$1,030	$1,275	$242	$625	$7,645
Three Months Ended September 30, 2020
Beginning balance	$2,266	$2,781	$1,585	$337	$516	$350	$7,835
Provision for loan losses	(512)	500	(390)	229	(112)	662	377
Charge-offs	(26)	—	—	—	(2)		(28)
Recoveries	118	40	1	—	12		171
Net (charge-offs) recoveries	92	40	1	—	10		143
Ending balance	$1,846	$3,321	$1,196	$566	$414	$1,012	$8,355
Nine Months Ended September 30, 2020
Beginning balance	$2,408	$2,153	$1,152	$203	$481	$620	$7,017
Provision for loan losses	(643)	1,127	56	363	(23)	392	1,272
Charge-offs	(45)	—	(15)	—	(71)		(131)
Recoveries	126	41	3	—	27		197
Net (charge-offs) recoveries	81	41	(12)	—	(44)		66
Ending balance	$1,846	$3,321	$1,196	$566	$414	$1,012	$8,355

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class, based on the impairment method as of September 30, 2021 and December 31, 2020:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
September 30, 2021
Allowance for loan losses:
Individually evaluated for impairment	$211	$20	$2	$—	$3	$—	$236
Collectively evaluated for impairment	1,138	3,104	1,028	1,275	239	625	7,409
Total ending allowance balance	$1,349	$3,124	$1,030	$1,275	$242	$625	$7,645
Loans:
Loans individually evaluated for impairment	$413	$1,974	$805	$—	$127		$3,319
Loans collectively evaluated for impairment	128,240	188,579	167,758	42,319	16,229		543,125
Total ending loans balance	$128,653	$190,553	$168,563	$42,319	$16,356		$546,444
December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$4	$20	$1	$—	$5	$—	$30
Collectively evaluated for impairment	1,735	3,449	1,155	756	347	802	8,244
Total ending allowance balance	$1,739	$3,469	$1,156	$756	$352	$802	$8,274
Loans:
Loans individually evaluated for impairment	$2,560	$2,875	$756	$—	$141		$6,332
Loans collectively evaluated for impairment	188,980	184,346	176,399	36,038	17,775		603,538
Total ending loans balance	$191,540	$187,221	$177,155	$36,038	$17,916		$609,870

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2021 and December 31, 2020:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total recorded investment[1]	Related Allowance
September 30, 2021
Commercial	$424	$202	$211	$413	$211
Commercial real estate	2,434	1,864	111	1,975	20
Residential real estate	872	430	380	810	2
Consumer	130	11	120	131	3
Total impaired loans	$3,860	$2,507	$822	$3,329	$236
December 31, 2020
Commercial	$2,604	$1,965	$597	$2,562	$4
Commercial real estate	3,755	2,673	211	2,884	20
Residential real estate	923	513	247	760	1
Consumer	143	—	146	146	5
Total impaired loans	$7,425	$5,151	$1,201	$6,352	$30

[1]	includes principal, accrued interest, unearned fees, and origination costs

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Average recorded investment:
Commercial	$1,237	$2,220	$1,745	$2,398
Commercial real estate	2,199	2,553	2,557	2,553
Residential real estate	822	759	822	808
Consumer	128	192	134	99
Average recorded investment in impaired loans	$4,386	$5,724	$5,258	$5,858
Interest income recognized:
Commercial	$3	$14	$22	$51
Commercial real estate	20	3	71	9
Residential real estate	7	7	23	26
Consumer	2	4	6	5
Interest income recognized on a cash basis on impaired loans	$32	$28	$122	$91

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

The following table presents the aging of past due loans and nonaccrual loans as of September 30, 2021 and December 31, 2020 by class of loans:

		Accruing Loans
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2021
Commercial	$128,351	$20	$6	$—	$276	$302	$128,653
Commercial real estate	190,416	—	—	—	137	137	190,553
Residential real estate	167,798	205	—	—	560	765	168,563
Construction & land development	41,990	—	—	—	329	329	42,319
Consumer	16,261	46	31	—	18	95	16,356
Total Loans	$544,816	$271	$37	$—	$1,320	$1,628	$546,444
December 31, 2020
Commercial	$190,264	$51	$—	$—	$1,225	$1,276	$191,540
Commercial real estate	185,005	11	—	—	2,205	2,216	187,221
Residential real estate	175,812	606	—	49	688	1,343	177,155
Construction & land development	35,721	—	—	—	317	317	36,038
Consumer	17,713	168	22	—	13	203	17,916
Total Loans	$604,515	$836	$22	$49	$4,448	$5,355	$609,870

Troubled Debt Restructurings

All troubled debt restructurings (“TDRs”) are individually evaluated for impairment and a related allowance is recorded, as needed.  Loans whose terms have been modified as TDRs totaled $2.6 million as of September 30, 2021, and $2.8 million as of December 31, 2020, with $25 thousand of specific reserves allocated to those loans at September 30, 2021 and $30 thousand at December 31, 2020, respectively.  On September 30, 2021, $2.5 million of the loans classified as TDRs were performing in accordance with their modified terms.  The remaining $108 thousand were classified as nonaccrual.

Loan modifications considered TDRs completed during the three and nine-months ended September 30 were as follows:

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – LOANS (continued)

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Three Months Ended September 30, 2021
Commercial	1	$66	$66
Total Restructured Loans	1	$66	$66
Nine Months Ended September 30, 2021
Commercial	4	$960	$960
Commercial real estate	2	1,686	1,686
Residential real estate	1	88	88
Total Restructured Loans	7	$2,734	$2,734

Nine Months Ended September 30, 2020
Commercial	5	$181	$181
Commercial real estate	1	80	80
Residential real estate	1	66	66
Consumer	6	146	146
	13	$473	$473

The loans restructured were modified by changing the monthly payment to interest only and modifying the maturity dates.

None of the loans restructured in 2020 have defaulted in the three or nine-months ended 2021.  None of the loans restructured in 2019 defaulted in 2020.

There was no other real estate owned on September 30, 2021 and December 31, 2020.  There were no mortgage loans in the process of foreclosure on September 30, 2021 and $21 thousand on December 31, 2020.  There were repossessed assets of $33 thousand on September 30, 2021 and none on December 31, 2020.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans.  Loans listed as not rated annually are either less than $500 thousand or are included in groups of homogeneous loans.  Based on the most recent analysis performed, the risk category of loans by class is as follows as of September 30, 2021 and December 31, 2020:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
September 30, 2021
Commercial	$123,092	$543	$3,543	$—	$1,475	$128,653
Commercial real estate	170,065	5,119	13,957	—	1,412	190,553
Residential real estate	164	—	119	—	168,280	168,563
Construction & land development	34,508	210	329	—	7,272	42,319
Consumer	—	—	10	—	16,346	16,356
Total	$327,829	$5,872	$17,958	$—	$194,785	$546,444
December 31, 2020
Commercial	$177,620	$2,352	$9,644	$—	$1,924	$191,540
Commercial real estate	161,091	2,545	21,812	—	1,773	187,221
Residential real estate	174	—	114	—	176,867	177,155
Construction & land development	29,182	—	—	317	6,539	36,038
Consumer	—	—	105	—	17,811	17,916
Total	$368,067	$4,897	$31,675	$317	$204,914	$609,870

The following table presents loans that are not rated by class of loans as of September 30, 2021 and December 31, 2020.  Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

(Dollars in thousands)	Performing	Non- Performing	Total
September 30, 2021
Commercial	$1,475	$—	$1,475
Commercial real estate	1,412	—	1,412
Residential real estate	167,738	542	168,280
Construction & land development	7,272	—	7,272
Consumer	16,328	18	16,346
Total	$194,225	$560	$194,785
December 31, 2020
Commercial	$1,924	$—	$1,924
Commercial real estate	1,773	—	1,773
Residential real estate	176,278	589	176,867
Construction & land development	6,539	—	6,539
Consumer	17,798	13	17,811
Total	$204,312	$602	$204,914

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	September 30,	December 31,
(Dollars in thousands)	2021	2020
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$38,347	$37,393
Repurchase agreements	38,130	37,215

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by level within the fair value hierarchy. No liabilities are carried at fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.  Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes and are not included in the table below.

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2021
Assets:
Securities available-for-sale
U.S. Treasury security	$3,846	$—	$—	$3,846
U.S. Government agencies	—	13,817	—	13,817
Mortgage-backed securities of government agencies	—	132,938	—	132,938
Asset-backed securities of government agencies	—	761	—	761
State and political subdivisions	—	25,759	—	25,759
Corporate bonds	—	8,333	—	8,333
Total available-for-sale securities	$3,846	$181,608	$—	$185,454
Equity securities	$61	$—	$—	$61

December 31, 2020
Assets:
Securities available-for-sale
U.S. Treasury security	$1,011	$—	$—	$1,011
U.S. Government agencies	—	14,006	—	14,006
Mortgage-backed securities of government agencies	—	140,012	—	140,012
Asset-backed securities of government agencies	—	837	—	837
State and political subdivisions	—	23,966	—	23,966
Corporate bonds	—	10,606	—	10,606
Total available-for-sale securities	$1,011	$189,427	$—	$190,438
Equity securities	$41	$—	$—	$41

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

There were no assets measured on a nonrecurring basis at September 30, 2021.  The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of December 31, 2020, by level within the fair value hierarchy. An impaired loan is written down to fair value through the establishment of specific reserves or a charge down is taken to reduce the loan to fair value of the collateral (less estimated selling costs) and the loan is included in the following table as a Level III measurement.  Techniques used to value the collateral that secure the impaired loans include quoted market prices for identical assets classified as Level I inputs, and observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs.  In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments as of September 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
September 30, 2021
Financial assets
Cash and cash equivalents	$283,621	$283,621	$—	$—	$283,621
Securities held-to-maturity	51,317	—	51,013	—	51,013
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	862	862	—	—	862
Net loans	538,450	—	—	543,274	543,274
Bank-owned life insurance	23,873	23,873	—	—	23,873
Accrued interest receivable	1,768	1,768	—	—	1,768
Mortgage servicing rights	584	—	—	584	584
Financial liabilities
Deposits	$968,629	$844,036	$—	$124,928	$968,964
Short-term borrowings	38,130	38,130	—	—	38,130
Other borrowings	3,489	—	—	3,550	3,550
Accrued interest payable	59	59	—	—	59

December 31, 2020
Financial assets
Cash and cash equivalents	$181,652	$181,652	$—	$—	$181,652
Securities held-to-maturity	9,045	—	9,225	—	9,225
Restricted stock	4,614	N/A	N/A	N/A	N/A
Loans held for sale	1,378	1,378	—	—	1,378
Net loans	600,885	—	—	598,583	598,583
Bank-owned life insurance	21,416	21,416	—	—	21,416
Accrued interest receivable	2,159	2,159	—	—	2,159
Mortgage servicing rights	488	—	—	488	488
Financial liabilities
Deposits	$891,562	$768,230	$—	$124,127	$892,357
Short-term borrowings	37,215	37,215	—	—	37,215
Other borrowings	4,664	—	—	4,775	4,775
Accrued interest payable	90	90	—	—	90

The Company also has unrecognized financial instruments on September 30, 2021 and December 31, 2020.  These financial instruments relate to commitments to extend credit and letters of credit.  The aggregate contract amount of such financial instruments was approximately $246 million on September 30, 2021 and $228 million on December 31, 2020.  Such amounts are also considered to be the fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and nine months ended September 30, 2021 and 2020:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three Months Ended September 30, 2021
Balance as of June 30, 2021	$(677)	$142	$(535)
Unrealized holding loss on available-for-sale securities arising during the period	(831)	175	(656)
Amortization of held-to-maturity discount resulting from transfer	11	(3)	8
Total other comprehensive (loss)	(820)	172	(648)
Balance as of September 30, 2021	$(1,497)	$314	$(1,183)

Nine Months Ended September 30, 2021
Balance, beginning of period	$1,249	$(263)	$986
Unrealized holding loss on available-for-sale securities arising during the period	(2,790)	586	(2,204)
Amortization of held-to-maturity discount resulting from transfer	44	(9)	35
Total other comprehensive loss	(2,746)	577	(2,169)
Balance as of September 30, 2021	$(1,497)	$314	$(1,183)

Three Months ended September 30, 2020
Balance as of June 30, 2020	$1,279	$(269)	$1,010
Unrealized holding loss on available-for-sale securities arising during the period	(202)	43	(159)
Amortization of held-to-maturity discount resulting from transfer	17	(4)	13
Total other comprehensive (loss)	(185)	39	(146)
Balance as of September 30, 2020	$1,094	$(230)	$864

Nine Months Ended September 30, 2020
Balance, beginning of period	$92	$(20)	$72
Unrealized holding gain on available-for-sale securities arising during the period	955	(200)	755
Amortization of held-to-maturity discount resulting from transfer	47	(10)	37
Total other comprehensive income	1,002	(210)	792
Balance as of September 30, 2020	$1,094	$(230)	$864

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at September 30, 2021 as compared to December 31, 2020, and the consolidated results of operations for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets were $1.1 billion at September 30, 2021 as compared to $1.0 billion at December 31, 2020. During the nine months ended September 30, 2021, net loans decreased $62 million. Cash and cash equivalents, and securities increased $139 million. Deposits and short-term borrowings increased $78 million.

Net loans decreased $62 million, or 10%, as commercial real estate and construction loans increased $10 million, or 4%, and residential real estate loans decreased $9 million, or 5%, from December 31, 2020. Commercial loans decreased $63 million, or 33%, including $53 million in PPP loans forgiven by the SBA. Loans originated under SBA Paycheck Protection Program totaled $37 million during 2021 and $92 million during 2020. Consumer refinance activity slowed on mortgage loans and home purchase activity remained robust despite limited inventory through the first nine months of 2021. Residential mortgage loan originations for the nine months ended September 30, 2021 totaled $49 million, a decrease from $54 million in originations during the nine months ended September 30, 2020. Originations sold into the secondary market were $36 million and $38 million, respectively during the nine months ended September 30, 2021 and September 30, 2020. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

The allowance for loan losses decreased $710 thousand from the year ago quarter to $7.6 million. The Company has not early adopted CECL which has been delayed for smaller reporting companies. Year over year outstanding loan balances decreased 13% to $538 million at September 30, 2021. Net recoveries were $26 thousand, or an annualized -0.01% of average loans, in the current nine-month period compared to a $66 thousand net recovery, or -0.01% of average loans in the year-ago nine-month period. At September 30, 2021, the allowance for total loans minus the SBA guaranteed Payroll Protection loans was 1.44%. We believe the allowance level is appropriate given the low level of problem loans and current composition of the overall loan portfolio in the current economic environment.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming loans decreased $3.2 million to $1.3 million, or 0.24%, of total loans from $4.5 million, or 0.65%, at December 31, 2020. For the nine months ended September 30, 2021 loans totaling $329 thousand were placed on nonaccrual status, $1.8 million in paydowns were received, and the bank returned $1.6 million back to accrual status due to ongoing payment performance.

	September 30,	December 31,	September 30,
(Dollars in thousands)	2021	2020	2020
Non-performing loans	$1,320	$4,497	$4,102
Other real estate	—	—	—
Repossessed assets	33	—	—
Allowance for loan losses	7,645	8,274	8,355
Total loans	$546,095	$609,159	$628,084
Allowance for loan losses as a percentage of total loans	1.40%	1.36%	1.33%
Allowance for loan losses to total nonperforming loans	5.8x	1.8x	2.0x

The ratio of gross loans to deposits was 56.4% at September 30, 2021, compared to 68.3% at December 31, 2020.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $2.8 million within the available-for-sale and held-to-maturity portfolios as of September 30, 2021, was primarily the result of current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. As a result, all embedded security losses on September 30, 2021, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits increased $77 million, or 9%, from December 31, 2020 with noninterest-bearing deposits increasing approximately $32 million and interest-bearing deposit accounts increasing approximately $45 million. Total deposits as of September 30, 2021 are $969 million, or 15%, greater than September 30, 2020 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits of $51 million, interest-bearing demand deposits of $23 million, money market accounts of $14 million, savings of $40 million, and time deposits declined by $1 million. During 2020 and continuing into 2021, the Bank’s customers increased deposits through stimulus payments and cash conservation as a result of the COVID-19 pandemic.

Short-term borrowings consisting of overnight repurchase agreements with retail customers increased $915 thousand to $38 million at September 30, 2021 as compared to December 31, 2020 and other borrowings decreased $1 million as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $97.1 million, or 8.7%, of total assets at September 30, 2021, an increase of $3.2 million, from $93.9 million December 31, 2020. The increase in shareholders’ equity during the nine months ended September 30, 2021 was due to net income of $8.5 million partially offset by declared dividends of $2.5 million, other comprehensive loss of $2.2 million and the repurchase of treasury shares for $644 thousand. The Company and the Bank met all regulatory capital requirements at September 30, 2021.

RESULTS OF OPERATIONS

Three months ended September 30, 2021 and 2020

For the quarters ended September 30, 2021 and 2020, the Company recorded net income of $2.9 million and $2.8 million and $1.06 and $1.02 per share, respectively. The $101 thousand increase in net income for the period was primarily the result of a recovery of provision for loan losses of $587 thousand and a $284 thousand increase in net interest income. The increases were partially offset by an increase in noninterest expenses of $663 thousand, a $94 thousand decrease in noninterest income and a $13 thousand increase in the federal income tax provision. Return on average assets and return on average equity were 1.03% and 11.79%, respectively, for the three-month period of 2021, compared to 1.14% and 12.19%, respectively for the same quarter in 2020.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Interest-earning deposits	$277,168	$114	0.16%	$172,857	$42	0.10%
Taxable securities	207,459	677	1.29	97,723	372	1.51
Tax-exempt securities [4]	26,377	148	2.23	20,673	139	2.68
Loans [3,4]	545,420	6,905	5.02	635,124	7,197	4.51
Total interest-earning assets	1,056,424	7,844	2.95%	926,377	7,750	3.33%
Noninterest-earning assets	59,390			53,429
TOTAL ASSETS	$1,115,814			$979,806

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$253,190	$78	0.12%	$223,187	85	0.15%
Savings deposits	290,544	74	0.10	232,121	72	0.12
Time deposits	124,479	298	0.95	125,028	479	1.52
Borrowed funds	42,043	30	0.28	51,345	37	0.29
Total interest-bearing liabilities	710,256	480	0.27%	631,681	673	0.42%
Noninterest-bearing demand deposits	304,196			252,952
Other liabilities	3,778			3,764
Shareholders' Equity	97,584			91,409
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,115,814			$979,806
Taxable equivalent net interest income, (Non-GAAP)		$7,364			$7,077
Tax equivalent adjustment [4]		(39)			(36)
Net interest income, (GAAP)		$7,325			$7,041
Net interest margin, (GAAP)			2.75%			3.02%
Tax equivalent adjustment [4]			0.02			0.02
Net interest margin-taxable equivalent, (Non-GAAP)			2.77%			3.04%
Taxable equivalent net interest spread			2.68%			2.91%

1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Interest income is shown on a fully tax-equivalent basis, which is a Non-GAAP measure and is reconciled to the GAAP measure at the bottom of the table.

Interest income for the quarter ended September 30, 2021, was $7.8 million representing a $91 thousand increase, or 1%, compared to the same period in 2020. This increase was primarily due to the increase in security and interest earning deposit balance volume in the comparable periods. Average loan rates increased 51 basis points for the quarter ended September 30, 2021 as compared to the same period in 2020. Interest expense for the quarter ended September 30, 2021 was $480 thousand, a decrease of $193 thousand, or 29%, from the same quarter in 2020. The decrease in interest expense occurred primarily due to a decrease on all rates on interest-bearing liabilities for the quarter ended September 30, 2021, partially offset by increases in the average deposit balances.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ended September 30, 2021, with strengthening economic conditions and improving credit quality, the bank recognized a recovery for loan losses of $210 thousand to the provision for loan losses, compared to a provision for loan losses of $377 thousand for the same quarter in 2020. The Company’s provision for loan losses for the three months ended September 30, 2020, reflected the unknown COVID-19 pandemic and an elevated qualitative factor adjustment (“Q-factor”) under managements estimate of loss at that time. The recapture of provision for loan losses for the current quarter primarily reflects the improvement in credit quality including the reduction of impaired and adversely classified loans, as well as the improvement in economic indicators including unemployment, residential real estate prices and consumer confidence and a $63 million decrease of loans over December 31, 2020. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended September 30, 2021, was $1.8 million, a decrease of $94 thousand, or 5%, compared to the same quarter in 2020. The gain on the sale of mortgage loans into the secondary market decreased by $297 thousand for the quarter ended September 30, 2021 as fewer loans were sold into the secondary market due to decreasing demand for mortgage refinancing and declining inventories of homes available for sale. Debit card interchange income increased $82 thousand, or 19%, with greater fees generated from usage in the third quarter 2021. Earnings on bank owned life insurance increased $32 thousand, or 24%, for the third quarter 2021, a result of adding policies in 2021 and fourth quarter 2020. Fees from trust and brokerage services amounted to $252 thousand for the second quarter 2021, an increase of $16 thousand, or 7%, as compared to the same quarter in 2020. Service charges on deposit accounts decreased $2 thousand, or less than 1%, compared to the same quarter in 2020.

Noninterest expenses for the quarter ended September 30, 2021 increased $663 thousand, or 13%, compared to the third quarter 2020. Salaries and employee benefits increased $269 thousand, or 9%, a result of increases recognized in base wage, incentive and retirement accruals, and social security benefits. The provision for unfunded loan commitments increased $193 thousand over the prior year’s quarter with additional provision recorded for unfunded construction loans within the assisted/senior living sector that have been adversely affected by COVID-19. FDIC assessment amounted to $130 thousand as compared to $91 thousand in the third quarter 2020 due to small bank assessment credits being utilized in 2020.   Marketing and public relations expense increased $51 thousand, or 53%, primarily due to more events taking place after being cancelled due to COVID-19. Software expense rose $49 thousand, or 18%, quarter over quarter with additional investment. Occupancy expense increased $24 thousand in 2021 over the third quarter 2020. The Ohio financial institutions tax increased $17 thousand in the third quarter due to the Company’s increased capital base. Debit card expenses increased $16 thousand, or 10%, compared to the third quarter 2020 with increased volume. Professional and director fees decreased $52 thousand for the quarter ended September 30, 2021 as compared to the third quarter 2020. This decrease resulted from a collection of legal fees on a nonperforming loan that exited the bank.
Federal income tax expense increased $13 thousand, or 2%, for the quarter ended September 30, 2021 as compared to the third quarter 2020. The provision for income taxes was $689 thousand (effective rate of 19.2%) for the quarter ended September 30, 2021, compared to $676 thousand (effective rate of 19.4%) for the same quarter ended 2020.

RESULTS OF OPERATIONS

Nine months ended September 30, 2021 and 2020

For the nine months ended September 30, 2021 and 2020, the Company recorded net income of $8.5 million and $7.9 million and $3.12 and $2.88 per share, respectively. The $642 thousand increase in net income for the nine-month period was primarily the result of a recovery for loan losses of $655 thousand for the period as compared to a provision for loan losses of $1.3 million for the same period in 2020. Other income increased $643 thousand. The increases were partially offset by an increase of $1.6 million in noninterest expense, a $165 thousand decrease in net interest income, and an $145 thousand increase in the federal income tax provision.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Return on average assets and return on average equity were 1.03% and 11.91%, respectively, for the nine months ended September 30, 2021, compared to 1.17% and 11.80%, respectively for the same period in 2020.

Average Balance Sheets and Net Interest Margin Analysis

	For the Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Interest-earning deposits in other banks	257,590	228	0.12%	122,382	312	0.34%
Taxable securities	192,528	1,840	1.28	101,107	1,462	1.93
Tax-exempt securities[4]	26,284	429	2.18	20,637	435	2.82
Loans[3,4]	568,726	20,018	4.71	605,767	21,162	4.67
Total earning assets	1,045,128	22,515	2.88%	849,893	23,371	3.66%
Other assets	57,579			52,101
TOTAL ASSETS	$1,102,707			$901,994

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$262,213	$258	0.13%	$190,490	$308	0.22%
Savings deposits	276,808	214	0.10	216,463	270	0.17
Time deposits	123,886	1,024	1.11	126,229	1,561	1.65
Other borrowed funds	43,432	100	0.31	48,901	154	0.42
Total interest bearing liabilities	706,339	1,596	0.30%	582,083	2,293	0.52%
Non-interest bearing demand deposits	296,789			226,874
Other liabilities	3,803			3,729
Shareholders' Equity	95,776			89,308
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,102,707			$901,994
Taxable equivalent net interest income, (Non-GAAP)		$20,919			$21,078
Tax equivalent adjustment [4]		(115)			(109)
Net interest income, (GAAP)		$20,804			$20,969
Net interest margin, (GAAP)			2.66%			3.29%
Tax equivalent adjustment [4]			0.02			0.02
Net interest margin-taxable equivalent, (Non-GAAP)			2.68%			3.31%
Taxable equivalent net interest spread			2.58%			3.14%

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the nine months ended September 30, 2021, was $22.4 million representing a $862 thousand decrease, or a 4% decline, compared to the same period in 2020. This decrease was primarily due to yield decreases as follows: 64 basis points in average tax-exempt securities, 65 basis points in average taxable security yields, and 22 basis points in interest-earning deposits in other banks for the period ended September 30, 2021 as compared to the same period in 2020. Partially offset by an increase in balance of taxable securities.  Interest expense for the nine months ended September 30, 2021 was $1.6 million, a decrease of $697 thousand, or 30%, from the same period in 2020. The decrease in interest expense occurred primarily due to a decrease in rates on all interest-bearing liabilities for the nine months ended September 30, 2021, partially offset by increases in the average balances of savings and interest-bearing demand deposits.

For the nine months ended September 30, 2021, the provision for loan losses was a recovery of provision of $655 thousand, compared to a provision of $1.3 million for the same period in 2020. For more discussion see Results of Operations, three months. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the nine months ended September 30, 2021, was $5.5 million, an increase of $643 thousand, or 13%, compared to the same period in 2020. Debit card interchange income increased $303 thousand, or 25%, with increased card usage in the first nine months of 2021.  Fees from trust and brokerage services increased $136 thousand for the period. Earnings on bank owned life insurance policies increased $67 thousand for the period with the additional purchase of $2 million in policies in 2021. Service charges on deposit accounts decreased $77 thousand, or 10%, compared to the same period in 2020 primarily from decreases in overdraft fees.  The gain on the sale of mortgage loans to the secondary market decreased $15 thousand to $1.2 million for the nine months ended September 30, 2021.

Noninterest expenses for the nine months ended September 30, 2021 increased $1.6 million, or 11%, compared to the same period in 2020.   Salaries and employee benefits increased $698 thousand, or 8%, a result increased salary, with additions to lending staff, social security tax, and reduced capitalization of deferred loan costs with less volume originated in commercial and mortgage loans. FDIC assessment increased $255 thousand in 2021 as the small bank credits have expired.  Software expense increased $199 thousand, or 26%, due to increased expenses with backup redundancy, multifactor authentication, and online banking enhancements.  Debit card expenses increased $73 thousand, or 16%, compared to the prior period in 2020.  Occupancy expense increased $60 thousand over the same period in 2020 with an increase in depreciation, maintenance, and supplies expense. Marketing and public relations expense increased $35 thousand, or 12%, with marketing, brand recognition initiatives, and community support in the company’s market increasing in volume due to increasing opportunities presenting after previous cancellations due to COVID-19.  Professional and director fees decreased $12 thousand for the nine months ended September 30, 2021 as compared to the same period in 2020 with the collection of legal expense of a nonperforming credit exiting the bank.

Federal income tax expense increased $145 thousand, or 8%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The provision for income taxes was $2.0 million (effective rate of 19.3%) for the nine months ended September 30, 2021, compared to $1.9 million (effective rate of 19.3%) for the same period ended 2020.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 8.4% at September 30, 2021 compared with 8.7% at December 31, 2020.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. As of September 30, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject.

During October 2019, the federal banking agencies adopted an optional community bank leverage ratio (“CBLR”).  Depository institutions and depository institution holding companies, that have less than $10 billion in total consolidated assets and have a tier 1 leverage ratio of greater than 9 percent, are considered qualifying community banking organizations and are eligible to opt into the community bank leverage ratio framework.  Additionally, such insured depository institutions are considered to have satisfied the risk-based and leverage capital requirements and will be considered well-capitalized under the rule, effective January 1, 2020.  The Company has not elected to opt-in to the CBLR framework as of September 30, 2021.

	Capital Ratios
	September 30, 2021	December 31, 2020
Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	16.7%	15.7%
Bank	16.3%	15.4%

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	16.7%	15.7%
Bank	16.3%	15.4%

Total Capital To Risk Weighted Assets Ratio
Consolidated	17.9%	16.9%
Bank	17.6%	16.6%

Tier 1 Leverage Ratio
Consolidated	8.4%	8.7%
Bank	8.3%	8.5%

LIQUIDITY

(Dollars in thousands)	September 30, 2021	December 31, 2020	Change
Cash and cash equivalents	$283,621	$181,652	$101,969
Available from FHLB	108,261	101,616	6,645
Unpledged AFS securities at fair market value	139,356	130,702	8,654
	$531,238	$413,970	$117,268
Net deposits and short-term liabilities	$961,779	$870,498	$91,281
Liquidity ratio	55.2%	47.6%	7.60
Minimum board approved liquidity ratio	20.0	20.0

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The COVID-19 pandemic added market risk disclosure which should be read with the disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. While 2020 began with increased loan demand and strong employment, the economic picture reversed sharply as coronavirus wreaked havoc and became the lead story by mid-March. A series of emergency health orders for public safety curtailed nonessential activity and had the effect of shutting down vast swaths of Ohio’s economy, resulting in a peak of approximately one million people on unemployment, or an unemployment rate of 17.6%, in Ohio during April of 2020.  By September 2021, Ohio’s unemployment rate approximated 4.6%.  The bank is based in Holmes County which is reporting the lowest unemployment rate in Ohio at 2.6% in September 2021.  Of the counties within the bank’s footprint, Stark County reported the highest unemployment rate at 4.8% in September. With vaccination rates and government stimulus funds slowing, the Federal Reserve is projecting bottlenecks, hiring difficulties, and other constraints as well as the possibility that inflation could turn out to be higher and more persistent than expected.  The effects of the pandemic on the economy have continued to diminish but risks to the economy remain.

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

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -200 through +400 basis point changes, in 100 basis point increments, in market interest rates at September 30, 2021 and December 31, 2020. The net interest income reflected is for the first twelve-month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

September 30, 2021
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$27,241	$2,728	11.1%	+/- 25%
+300	26,588	2,075	8.5	+/-15
+200	25,930	1,417	5.8	+/-10
+100	25,237	724	3.0	+/-5
0	24,513	—	—	—
-100	24,383	(130)	(0.5)	+/-5
-200	23,935	(578)	(2.4)	+/-10

December 31, 2020
+400	$28,036	$2,121	8.2%	+/- 25%
+300	27,495	1,580	6.1	+/-15
+200	26,969	1,054	4.1	+/-10
+100	26,430	515	2.0	+/-5
0	25,915	—	—	—
-100	25,767	(148)	(0.6)	+/-5
-200	25,414	(501)	(1.9)	+/-10

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

Quarter ended September 30, 2021

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable
(b)	Not applicable
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2021:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
July 1, 2021 - July 31, 2021	—	—	—	129,011
August 1, 2021 - August 31, 2021	8,720	$38.00	8,720	120,291
September 1, 2021 - September 30, 2021	—	—	—	120,291
Total for quarter	8,720	$38.00	8,720	120,291

On March 2, 2021, CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 5% of the Company’s common shares or 137,117 of the Company’s outstanding shares. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. The Company repurchased 8,720 shares under the repurchase authorization during the quarterly period ended September 30, 2021.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended September 30, 2021

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	November 9, 2021	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	November 9, 2021	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer