Form 10-K
period 2021-12-31
CSB BANCORP INC /OH
filed 2022-03-16
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock as of June 30, 2021 of $38.00 per share on the OTC Stock Market, was $95.2 million.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2022 was 2,718,024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CSB Bancorp Inc.’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	74	Auditor Name:	S.R. Snodgrass, P.C.	Auditor Location:	Cranberry Township, PA

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

Business Overview and Lending Activities

CSB operates primarily through the Bank and CSB Investment Services, LLC, providing a wide range of banking, trust, financial, and brokerage services to corporate, institutional, and individual customers throughout northeast Ohio. The Bank provides retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, night depository facilities, brokerage, and trust services.

The Bank provides residential real estate, commercial real estate, commercial, and consumer loans to customers located primarily in Holmes, Stark, Tuscarawas, Wayne, and portions of surrounding counties in Ohio. The Bank’s market area has historically exhibited relatively stable economic conditions. With the onset of the COVID-19 pandemic and the resulting economic shutdown of nonessential businesses in March of 2020, economic activity in the Company’s market area slowed during the second quarter of 2020. During the remainder of 2020, economic stimulus and the reopening of businesses led to an increase in economic activity. Economic activity expanded moderately in the fourth quarter of 2021, stemming from a continued recovery following the COVID-19 pandemic economic effects in 2020. Reported unemployment levels in December 2021 ranged from 2.0% to 3.5% in the four primary counties served by the Bank. These levels decreased from December 2020 in all four counties served by the Bank. Labor demand increased modestly in some sectors not heavily affected by the pandemic and wage pressures have elevated somewhat. The local housing market continues to be strong with supply still relatively tight and low mortgage rates fueling higher demand. Construction costs remain high as some supply chain disruptions have contributed to the increase.

Certain risks are involved in providing loans, including, but not limited to, the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan or renews an existing loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, the collateral being used to secure the transaction, if any, and other factors. For all commercial loan relationships greater than $500,000 the Bank’s internal credit department performs an annual risk rating review. In addition to this review, an independent, outside loan review firm is engaged to review a sample of watch list and adversely classified credits over $250,000 and a sample of commercial loan relationships greater than $250,000. The outside loan review will also assess management’s current credit grades and provide commentary with regard to assigned ratings and the need for a credit to be classified as a troubled debt restructuring, as well as assess management’s specific loan loss reserves for loans included in their sample that are considered to be impaired. In addition, any loan over $100,000 identified as a problem credit by management and/or the external loan review consultants is assigned to the Bank’s “loan watch list,” has a written action plan created specifically for the loan relationship and is subject to ongoing review at least quarterly by the Bank’s credit department and the assigned loan officer to ensure appropriate action is taken if deterioration continues.

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

Residential real estate loans carry both fixed and variable rates and are secured by the borrower’s residence. Such loans are made based on the borrower’s ability to make repayment from employment and other income. Management assesses the borrower’s ability and willingness to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios, and other measures of repayment ability. The Bank generally makes these loans in amounts of 80% or less of the value of the collateral or up to 97% of collateral value with private mortgage insurance. An appraisal from a qualified real estate appraiser or an evaluation based on comparable market values is obtained for substantially all loans secured by real estate. Residential construction loans are secured by residential real estate that generally will be occupied by the borrower upon completion. The Bank usually makes the permanent loan at the end of the construction phase. Generally, construction loans are made in amounts of 80% or less of the value of the as-completed collateral.

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

While CSB’s chief decision-makers monitor the revenue streams of the various financial products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. For a discussion of the Company’s financial performance for the fiscal year ended December 31, 2021, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

Employees

On December 31, 2021, the Company had 182 employees, 153 of which were employed on a full-time basis. CSB has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Employees are provided benefit programs, some of which are contributory. Management considers its employee relations to be good.

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

CSB is a bank holding company that has registered with the Federal Reserve Board (“FRB”) as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”), a qualifying bank holding company may elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company, if: (i) the holding company is "well managed" and "well capitalized" and (ii) each of its subsidiary banks (a) is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, (b) is well managed, and (c) has at least a "satisfactory" rating under the Community Reinvestment Act (the “CRA”).  CSB has been a financial holding company since 2005. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. The financial holding company and its subsidiaries must continue to meet the above-described requirements in order to continue to engage in activities that are financial in nature without being subjected to regulatory action or restriction, which could include divestiture of the subsidiary or subsidiaries.

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

The Bank, as an Ohio state-chartered bank and member of the Federal Reserve System, is subject to regulation, supervision, and examination by the Ohio Division of Financial Institutions and the FRB. Because the FDIC insures its deposits, the Bank is also subject to certain FDIC regulations. The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally insured banks and savings associations, and safeguards the safety and soundness of the financial institution industry. The Bank’s deposits are insured up to applicable limits by the DIF, and the Bank is subject to deposit insurance assessments to maintain the DIF. In addition, the Bank is subject to regulations promulgated by the Consumer Financial Protection Bureau (the “CFPB”), which was established by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”).

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

The CARES Act amended the loan program of the Small Business Administration (the “SBA”), in which CSB participated, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the “PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of COVID-19, additional legislation was enacted authorizing the SBA to resume accepting PPP applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020. As a participating lender in the PPP, CSB continues to monitor legislative, regulatory, and supervisory developments related thereto. On September 29, 2020, the federal bank regulatory agencies issued a final rule that neutralizes the regulatory capital and liquidity coverage ratio effects of participating in certain COVID-19 liquidity facilities due to the fact there is no credit or market risk in association with exposures pledged to such facilities. As a result, the final rule supports the flow of credit to households and businesses affected by COVID-19.

In December 2020, the Bipartisan-Bicameral Omnibus COVID Relief Deal was enacted to provide additional economic stimulus to individuals and businesses in response to the extended economic distress caused by the pandemic. This legislation included provisions for additional stimulus payments to individuals and their dependents, the extension of enhanced unemployment benefits, $284 billion of additional funds for a second round of PPP loans and a new simplified forgiveness procedure for PPP loans of $150,000 or less.

Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by the pandemic. Under these provisions, loan modifications deemed to be COVID-19 related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of the termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued a similar guidance, which also clarified that a COVID-19 related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered short-term. Section 541 of the Consolidated Appropriations Act, 2021, extended this relief to the earlier of 60 days after the end of the national emergency proclamation or January 1, 2022. The Bank implemented a short-term modification program that offered principal and interest payment deferrals for up to 3 to 4 months or interest only payments for 3 to 4 months. Borrowers were eligible for an additional payment deferral if situations warranted a need for an extension. Interest was deferred but continued to accrue during the deferment period and the maturity date on amortizing loans was extended by the number of months the payment was deferred. Consistent with issued regulatory guidance, modifications made under this program in response to COVID-19 were not  classified as troubled debt restructurings All modified loans have been returned to payment status.

Current Expected Credit Loss Model

In December 2018, the federal banking agencies issued a final rule to address regulatory treatment of credit loss allowances under the current expected loss (‘CECL”) models.  The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. The bank is required to adopt the CECL model after January 1, 2023, since it is a smaller reporting company.

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

The Basel III Capital Rules place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers in the event the Company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Pursuant to the FRB’s Small Bank Holding Company Policy statement (“SBHC Policy”), as amended in September 2018, a bank holding company with assets of less than $3 billion and meeting certain other requirements is not required to comply with the consolidated capital requirements until such company exceeds $3 billion in assets or is otherwise determined by the FRB not to qualify as a small bank holding company. On December 31, 2021, CSB was deemed to be a small bank holding company under the SBHC Policy and was not required to comply with the FRB’s regulatory capital requirements. The Bank, however, must comply with the new capital requirements.

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

As of December 31, 2021, the Bank met the ratio requirements in effect at that date to be deemed “well-capitalized.” See Note 13 – Regulatory Matters of the Notes to Consolidated Financial Statements, located in Item 8 Financial Statements and Supplementary Data of this 10-K. Management of the Company believes the Bank also meets the capital requirements to be deemed “well-capitalized” under the new guidelines.

Deposit Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (‘DIF’), and the Bank is assessed quarterly deposit insurance premiums to maintain the DIF. Insurance premiums for each insured institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information deemed by the FDIC to be relevant to the risk posed to the Deposit Insurance Fund by the institution. The assessment rate is then applied to the amount of the institution’s assessment base to determine the institution’s insurance premium. The deposit insurance assessment base is calculated on average assets less average tangible equity.

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the insured institution and may also impose special assessments in emergency situations.  The premiums fund the DIF.  Pursuant to the Dodd-Frank Act, the FDIC has established reserve ratios. On June 30, 2019, the reserve ratios were met and the FDIC applied credits for banks with assets of less than $10 billion ("small bank credits") beginning September 30, 2019 through the June 2020 premium payment. The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

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

FRB policy requires CSB to provide notice to the FRB in advance of the payment of a dividend to CSB’s shareholders under certain circumstances and states that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Additionally, The Ohio Revised Code, restricts the amount a Bank can dividend if the total amount of all dividends, including the proposed dividend, declared by the Bank in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Ohio Division of Financial Institutions.

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

Future Legislation

Various and significant legislation affecting financial institutions and the financial industry is from time to time adopted by the U.S. Congress and state legislatures, and regulatory agencies frequently adopt or amend regulations. Such legislation and regulation may continue to change banking laws and regulations and the operating environment of CSB and its subsidiaries in substantial and unpredictable ways and could significantly increase or decrease costs of doing business, limit or expand permissible activities, or affect the competitive balance among financial institutions. The nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable.

Statistical Disclosures

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the SEC’s “Subpart 1400 of regulation S-K”, as amended on September 11, 2020, or a specific reference as to the location of required disclosures in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) or Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differential

The information set forth under the heading, “Average Balance Sheets and Net Interest Margin Analysis” located in Item 7 MD&A is incorporated by reference herein.

The information set forth under the heading, “Rate/Volume Analysis of Changes in Income and Expense” located in Item 7 MD&A is incorporated by reference herein.

Investment Portfolio

The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2021:

	One Year or Less		After One Year Through Five Years		Maturing After Five Years Through Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
Available-for-sale:
U.S. Treasuries	$—	—%	$4,982	0.58%	$—	—%	$—	%	$4,982	0.58%
U.S. Government agencies	—	—	10,999	0.40	3,000	0.74	—	—	13,999	0.47
Mortgage-backed securities of government agencies	2	1.78	1,562	2.56	5,433	1.00	71,227	1.23	78,224	1.24
Asset-backed securities of government agencies	—	—	—	—	—	—	760	1.37	760	1.37
State and political subdivisions	600	3.48	8,268	2.71	14,167	1.95	154	1.90	23,189	2.26
Corporate bonds	—	—	3,772	1.54	7,466	3.19	—	—	11,238	2.64
Total	$602	3.48%	$29,583	1.33%	$30,066	1.97%	$72,141	1.23%	$132,392	1.43%

Held-to-maturity:
U.S. Treasuries	$—	—%	$9,876	0.84%	$2,824	1.15%	$—	—%	$12,700	0.91%
Mortgage-backed securities of government agencies	—	—	—	—	—	—	159,916	1.45	159,916	1.45
State and political subdivisions	—	—	—	—	1,063	1.39	1,129	1.59	2,192	1.49
Total	$—	—%	$9,876	0.84%	$3,887	1.22%	$161,045	—%	$174,808	1.41%

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

Loan Portfolio

The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, as of December 31, 2021:

	Maturing
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
Commercial	$53,512	$48,203	$20,188	$2,030	$123,933
Commercial real estate	4,665	14,483	53,619	121,987	194,754
Residential real estate	1,524	10,654	78,765	77,304	168,247
Construction and land development	10,645	2,563	13,348	19,486	46,042
Consumer	753	7,255	7,979	87	16,074
Total	$71,099	$83,158	$173,899	$220,894	$549,050

The following is a schedule of fixed rate and variable rate loans due after one year from December 31, 2021.

(Dollars in thousands)	Fixed Rate	Variable Rate
Commercial	$48,108	$22,313
Commercial real estate	1,764	188,325
Residential real estate	50,095	116,628
Construction and land development	4,073	31,324
Consumer	14,441	880

For the year ended December 31, 2021, interest income recognized on impaired loans amounted to $147 thousand, while $265 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2020, interest income recognized on impaired loans amounted to $119 thousand, while $354 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2019, interest income recognized on impaired loans amounted to $134 thousand, while $316 thousand would have been recognized had the loans been performing under their contractual terms.

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

On December 31, 2021, no loans were identified for which management had serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in the tables set forth above. On a monthly basis, the Company internally classifies certain loans based on various factors. On December 31, 2021, these amounts, including impaired and nonperforming loans, amounted to $13 million of substandard loans and no doubtful loans.

As of December 31, 2021, there were no concentrations of loans greater than 10% of total loans that were not otherwise disclosed as a category of loans in the loan portfolio table set forth above.

Summary of Loan Loss Experience

The following schedule presents an analysis of net charge-offs (recoveries) to average loans, and related ratios for the years ended December 31:

	2021			2022
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loans	Net Charge-offs (Recoveries) as a % of Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net Charge-offs (Recoveries) as a % of Average Loans
Commercial	$4	$148,512	0.00%	$(53)	$190,312	-0.03%
Commercial real estate	(8)	185,439	0.00%	97	194,223	0.05%
Residential real estate	(25)	173,006	-0.01%	12	178,352	0.01%
Construction and land development	—	38,695	0.00%	312	27,713	1.13%
Consumer	30	16,940	0.18%	25	18,607	0.13%
Total	$1	$562,592	0.00%	$393	$609,207	0.06%

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

	Allocation of the Allowance for Loan Losses
	(Dollars in thousands)
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	December 31, 2021		December 31, 2020
Commercial	$1,240	22.6%	$1,739	31.4%
Commercial real estate	2,838	35.5	3,469	30.7
Residential real estate	992	30.6	1,156	29.1
Construction & land development	1,380	8.4	756	5.9
Consumer	421	2.9	352	2.9
Unallocated	747		802
Total	$7,618	100.0%	$8,274	100.0%

Deposits

The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average Amounts Outstanding Year ended December 31,		Average Rate Paid Year ended December 31,
(Dollars in thousands)	2021	2020	2021	2020
Noninterest-bearing demand	$304,351	$236,348	N/A	N/A
Interest-bearing demand	259,111	203,010	0.12%	0.19%
Savings deposits	281,888	223,785	0.10	0.15
Time deposits	123,659	125,761	1.04	1.59
Total deposits	$969,009	$788,904

The Bank does not have any material deposits by foreign depositors. The total uninsured portion of all deposit accounts greater than $250 thousand was $265 million as of December 31, 2021, and $241 million as of December 31, 2020. The following is a schedule of maturities of time certificates of deposit in amounts greater than $250 thousand as of December 31, 2021:

(Dollars in thousands)
Three months or less	$5,945
Over three through six months	4,643
Over six through twelve months	7,590
Over twelve months	8,035
Total	$26,213

ITEM 1A. RISK FACTORS.

Not Required for Smaller Reporting Companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Bank operates sixteen banking centers as noted below:

Location	Address	Owned	Leased
Walnut Creek	4980 Old Pump Street, Walnut Creek, Ohio 44687	X
Winesburg	2225 U.S. 62, Winesburg, Ohio 44690	X
Sugarcreek	127 South Broadway, Sugarcreek, Ohio 44681	X
Charm	4440 C.R. 70, Charm, Ohio 44617	X
Clinton Commons	2102 Glen Drive, Millersburg, Ohio 44654		X
Berlin	4587 S.R. 39 Suite B, Berlin, Ohio 44610		X
South Clay	91 South Clay Street, Millersburg, Ohio 44654	X
Shreve	333 West South Street, Shreve, Ohio 44676	X
Orrville	119 West High Street, Orrville, Ohio 44667	X
Gnadenhutten	100 South Walnut Street, Gnadenhutten, Ohio 44629	X
New Philadelphia	635 West High Avenue, New Philadelphia, Ohio 44663	X
North Canton	600 South Main Street, North Canton, Ohio 44720	X
Bolivar	11113 Fairoaks Road NE, Bolivar, Ohio 44612		X
Wooster	350 East Liberty Street, Wooster, Ohio 44691	X
Wooster	3562 Commerce Parkway, Wooster, Ohio 44691	X
Operations Center	91 North Clay Street, Millersburg, Ohio 44654	X

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

PART II

ITEM 5. MARKET FOR REGISTRANT’ S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information contained in the section captioned “Common Stock and Shareholder Information” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

PERFORMANCE GRAPH

The following graph compares the yearly stock change and the cumulative total shareholder return on CSB’s Common Shares during the five-year period ended December 31, 2021, with the cumulative total return on the Standard and Poor’s 500 Stock Index and the NASDAQ Community Bank Stock Index. The comparison assumes $100 was invested on December 31, 2016, in CSB’s Common Shares and in each of the indicated indices and assumes reinvestment of dividends.

	2016	2017	2018	2019	2020	2021
CSBB	$100	$110	$131	$143	$126	$141
S & P 500	100	122	115	153	181	233
NASDAQ Bank	100	103	87	108	95	129

Performance Graph
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
2016
2017
2018
2019
2020
2021
S & P 500 Total Return
NASDAQ Community Bank Total Return
CSBB

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plan
October 1, 2021 to October 31, 2021	—	$—	—	120,292
November 1, 2021 to November 30, 2021	7,500	39.35	7,500	112,792
December 1, 2021 to December 31, 2021	—	—	—	112,792

On March 2, 2021, CSB filed a Current Report on Form 8-K with the SEC announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 5% of CSB’s common shares. Repurchases may be made periodically as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. The Stock Repurchase Program has no scheduled expiration date. CSB repurchased 24,326 Common Shares during 2021.

ITEM 6. (RESERVED)

ITEM  7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

2021 FINANCIAL REVIEW

INTRODUCTION

CSB Bancorp, Inc. (the “Company” or “CSB”) was incorporated under the laws of the State of Ohio in 1991 and is a registered financial holding company. The Company’s wholly owned subsidiaries are The Commercial and Savings Bank (the “Bank”) and CSB Investment Services, LLC. The Bank is chartered under the laws of the State of Ohio and was organized in 1879. The Bank is a member of the Federal Reserve System, with deposits insured by the Federal Deposit Insurance Corporation, and its primary regulators are the Ohio Division of Financial Institutions and the Federal Reserve Board.

The Company, through the Bank, provides retail and commercial banking services to its customers including checking and savings accounts, time deposits, cash management, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, IRAs, night depository facilities, and trust and brokerage services. Its customers are located primarily in Holmes, Stark, Tuscarawas, Wayne, and portions of surrounding counties in Ohio.

Economic activity in the Company’s market area expanded moderately in the fourth quarter of 2021 after solid growth earlier in the year stemming from a continued recovery following the COVID-19 pandemic economic effects of 2020. Demand for goods and services has been strong; however, supply chain challenges have affected growth in many sectors of the economy. Consumer spending has increased modestly, although in some sectors, limited inventory and higher prices have deterred some buyers.  Reported unemployment levels in December 2021 ranged from 2.0% to 3.5% in the four primary counties served by the Company. These levels decreased from the December 2020 range of 2.7% to 5.2% in the four counties served by the Company. Labor demand remained solid as competition for workers has put upward pressure on labor costs. The local housing market continues to be strong with supply still relatively tight. Construction costs remain high as continued supply chain disruptions have contributed to the increase.

FORWARD-LOOKING STATEMENTS

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are not related to historical results but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties. Any forward-looking statements made by the Company herein and in future reports and statements are not guarantees of future performance. Actual results may differ materially from those in forward-looking statements because of various risk factors as discussed in this annual report. The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions to any forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date of such statements.

FINANCIAL DATA

The following table set forth certain selected consolidated financial information:

(Dollars in thousands, except share data)	2021	2020	2019	2018	2017
Statements of income:
Total interest income	$29,529	$31,066	$32,461	$29,637	$26,440
Total interest expense	2,012	2,913	4,062	2,886	1,988
Net interest income	27,517	28,153	28,399	26,751	24,452
Provision (recovery) for loan losses	(655)	1,650	1,140	1,316	1,145
Net interest income after provision (recovery) for loan losses	28,172	26,503	27,259	25,435	23,307
Noninterest income	7,325	6,935	5,428	4,758	4,340
Noninterest expense	22,093	20,342	19,769	18,518	17,316
Income before income taxes	13,404	13,096	12,918	11,675	10,331
Income tax provision	2,567	2,528	2,504	2,263	3,230
Net income	$10,837	$10,568	$10,414	$9,412	$7,101

Per share of common stock:
Basic earnings per share	$3.97	$3.85	$3.80	$3.43	$2.59
Diluted earnings per share	3.97	3.85	3.80	3.43	2.59
Dividends	1.22	1.13	1.08	0.98	0.84
Book value	35.80	34.23	31.17	27.91	25.72
Average basic common shares outstanding	2,733,126	2,742,350	2,742,296	2,742,242	2,742,242
Average diluted common shares outstanding	2,733,126	2,742,350	2,742,296	2,742,242	2,742,242

Year-end balances:
Loans, net	$541,536	$600,885	$544,616	$543,067	$511,226
Securities	311,245	204,184	130,721	110,913	128,124
Total assets	1,144,239	1,031,632	818,683	731,722	707,063
Deposits	1,002,747	891,562	683,546	606,498	583,259
Borrowings	39,937	41,879	45,219	45,940	50,889
Shareholders’ equity	97,315	93,859	85,476	76,536	70,532

Average balances:
Loans, net	$554,547	$601,419	$545,483	$529,522	$491,258
Securities	231,285	129,508	112,290	118,511	131,512
Total assets	1,111,808	931,330	765,722	716,243	692,859
Deposits	969,009	788,904	636,441	589,646	553,228
Borrowings	42,600	48,358	44,478	51,014	68,255
Shareholders’ equity	96,145	90,247	81,548	73,002	68,738

Select ratios:
Net interest margin, FTE basis	2.63%	3.22%	3.97%	3.98%	3.80%
Return on average total assets	0.97	1.13	1.36	1.31	1.02
Return on average shareholders’ equity	11.27	11.71	12.77	12.89	10.33
Average shareholders’ equity as a percent of average total assets	8.65	9.69	10.65	10.19	9.92
Net loan charge-offs (recoveries) as a percent of average loans	0.00	0.06	0.01	0.19	0.17
Allowance for loan losses as a percent of loans at year-end	1.39	1.36	1.27	1.08	1.08
Shareholders’ equity as a percent of total year-end assets	8.50	9.10	10.44	10.46	9.98
Dividend payout ratio	30.73	29.35	28.42	28.57	32.45

RESULTS OF OPERATIONS

Net Income

CSB’s 2021 net income was $10.8 million compared to $10.6 million for 2020, an increase of 3%. Total revenue, net interest income plus noninterest income, decreased $246 thousand, or less than 1%, over the prior year to a total of $34.8 million. The provision for loan losses decreased to a $655 thousand recovery as compared to a provision for loan loss of $1.7 million for the prior year. Expense increases include noninterest expenses of $1.8 million and an increase in the provision for income tax of $39 thousand over the prior year due to an increase in taxable income. Basic and diluted earnings per share were $3.97, up 3% from the prior year. The return on average assets was 0.97% in 2021 compared to 1.13% in 2020 and return on average equity was 11.27% in 2021 compared to 11.71% in 2020.

CSB’s 2020 net income was $10.6 million compared to $10.4 million for 2019, an increase of 1%. Total revenue, net interest income plus noninterest income, increased 4% over the prior year to a total of $35 million. The provision for loan losses increased $510 thousand over the prior year. Expense increases include noninterest expenses of $573 thousand and an increase in the provision for income tax of $24 thousand over the prior year due to an increase in taxable income. Basic and diluted earnings per share were $3.85, up 1% from the prior year. The return on average assets was 1.13% in 2020 compared to 1.36% in 2019 and return on average equity was 11.71% in 2020 compared to 12.77% in 2019.

Net Interest Income

(Dollars in thousands)	2021	2020	2019
Net interest income	$27,517	$28,153	$28,399
Taxable equivalent[1]	154	148	157
Net interest income, FTE	$27,671	$28,301	$28,556
Net interest margin	2.61%	3.20%	3.95%
Taxable equivalent adjustment[1]	0.02	0.02	0.02
Net interest margin, FTE	2.63%	3.22%	3.97%

¹Taxable equivalent adjustments have been computed assuming a 21% tax rate in 2021, 2020 and 2019 (non-GAAP).

Net interest income is the largest source of the Company’s revenue and consists of the difference between interest income generated on earning assets and interest expense incurred on liabilities (deposits, short-term and long-term borrowings). Volumes, interest rates, composition of interest-earning assets, and interest-bearing liabilities affect net interest income.

Net interest income decreased $636 thousand, or 2%, in 2021 compared to 2020 as excess borrower liquidity and Paycheck Protection Program (“PPP”) loan forgiveness led to a decrease in average loan balances of $47 million. Taxable securities average yields dropped 47 basis points while nontaxable investment yields dropped 46 basis points. The decrease in interest income was partially offset by a decrease in interest expense of $901 thousand as the average rate paid on interest bearing liabilities decreased 20 basis points in 2021. The FTE net interest margin decreased to 2.63% from 3.22% in 2020.

Net interest income decreased $246 thousand, or 1%, in 2020 compared to 2019 as managed and market rates fell in response to the Federal Reserve intervention to support markets and supply liquidity in response to the COVID-19 pandemic. The average rate earned on interest-earning deposits decreased 180 basis points as CSB’s overnight liquidity increased an average of $86 million on a year over year basis. Taxable securities average yields dropped 78 basis points while nontaxable investment yields dropped 17 basis points. Loan yields decreased 52 basis points. The net interest margin FTE decreased to 3.22% from 3.97% in 2019.

Interest income decreased $1.5 million, or 5%, in 2021 compared to 2020 primarily due to a decrease of $2.2 million in loan interest income as 2021 average loan balances were $47 million below the prior year. PPP loan average loan balances were $24 million lower than the prior year as customers applied for loan forgiveness from the SBA. Interest income on investments and interest-earning deposits increased $693 thousand due to an increase in average balances of $221 million over the prior year, as businesses and consumers increased their savings balances and decreased spending retaining the monies received through stimulus packages during 2020.

Interest income decreased $1.4 million, or 4%, in 2020 compared to 2019 with a $763 thousand decrease in interest income from overnight funds sold primarily to the Federal Reserve due to a decline in average yield while balances grew as businesses and consumers increased their savings rates with decreased spending as well as retaining the monies received through stimulus packages during 2020. Interest income on taxable securities declined $365 thousand and interest income on nontaxable securities declined $68 thousand as the Federal Reserve substantially reduced rates and increased their purchases of securities to provide market liquidity. Loan yields decreased by 52 basis points as the prime rate was lowered 125 basis points in the first quarter of 2020 following decreases of 75 basis points during the third and fourth quarters of 2019.

Interest expense decreased $901 thousand, or 31%, in 2021 as compared to 2020 primarily due to rate decreases of 21 basis points on deposits and 9 basis points on other borrowed funds. Average interest-bearing demand and savings deposit balances increased $114 million during the year as savings rates continued to accelerate with consumers and businesses reluctant to spend during the ongoing pandemic uncertainty along with supply chain disruptions affecting spending. Average time deposit balances decreased $2.1 million, and the average interest rate decreased 55 basis points.

Interest expense decreased $1.1 million, or 28%, in 2020 as compared to 2019 due to rate decreases of 31 basis points on deposits and 63 basis points on other borrowed funds. Balances of all deposit types increased in the year as savings rates accelerated with consumers and businesses reacting to the COVID-19 pandemic insecurity.

The following table provides detailed analysis of changes in average balances, yield, and net interest income:

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	2021			2020			2019
(Dollars in thousands)	Average Balance [1]	Interest	Average Rate [2]	Average Balance [1]	Interest	Average Rate [2]	Average Balance [1]	Interest	Average Rate [2]
Interest-earning assets
Federal funds sold	$—	$—	—%	$—	$—	—%	$250	$5	2.00%
Interest-earning deposits	259,789	337	0.13	140,438	366	0.26	54,573	1,124	2.06
Securities:
Taxable	206,077	2,613	1.27	107,826	1,880	1.74	89,104	2,247	2.52
Tax exempt [4]	25,208	576	2.28	21,682	588	2.74	23,186	674	2.91
Loans [3,4]	562,592	26,156	4.65	609,207	28,379	4.66	552,014	28,568	5.18
Total interest-earning assets	1,053,666	29,682	2.82%	879,153	31,213	3.55%	719,127	32,618	4.54%
Noninterest-earning assets
Cash and due from banks	19,891			18,759			15,864
Bank premises and equipment, net	13,372			12,493			11,297
Other assets	32,924			28,713			25,965
Allowance for loan losses	(8,045)			(7,788)			(6,531)
Total assets	$1,111,808			$931,330			$765,722

Interest-bearing liabilities
Demand deposits	$259,111	317	0.12%	$203,010	390	0.19%	$135,313	593	0.44%
Savings deposits	281,888	281	0.10	223,785	339	0.15	189,520	915	0.48
Time deposits	123,659	1,285	1.04	125,761	1,994	1.59	123,694	2,101	1.70
Borrowed funds	42,600	128	0.30	48,358	189	0.39	44,478	453	1.02
Total interest-bearing liabilities	707,258	2,011	0.28%	600,914	2,912	0.48%	493,005	4,062	0.82%
Noninterest-bearing liabilities and shareholders’ equity
Demand deposits	304,351			236,348			187,914
Other liabilities	4,054			3,821			3,255
Shareholders’ equity	96,145			90,247			81,548
Total liabilities and equity	$1,111,808			$931,330			$765,722
Net interest income [4]		27,671			28,301			28,556
FTE adjustment		(154)			(148)			(157)
GAAP net interest income		$27,517			$28,153			$28,399
Net interest margin FTE			2.63%			3.22%			3.97%
Net interest spread			2.54%			3.07%			3.72%

¹Average balances have been computed on an average daily basis.

²Average rates have been computed based on the amortized cost of the corresponding asset or liability.

³Average loan balances include nonaccrual loans.

4Interest income is shown on a fully tax-equivalent basis (non-GAAP).

The following table compares the impact of changes in average rates and changes in average volumes on net interest income:

RATE/VOLUME ANALYSIS OF CHANGES IN INCOME AND EXPENSE¹

	2021 v. 2020			2020 v. 2019
	Net Increase			Net Increase
(Dollars in thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Increase (decrease) in interest income:
Federal funds	$—	$—	$—	$(5)	$—	$(5)
Interest-earning deposits	(29)	155	(184)	(758)	224	(982)
Securities:
Taxable	733	1,244	(511)	(367)	327	(694)
Tax exempt	(12)	81	(93)	(86)	(41)	(45)
Loans	(2,223)	(2,167)	(56)	(189)	2,672	(2,861)
Total interest income change	(1,531)	(687)	(844)	(1,405)	3,182	(4,587)
Increase (decrease) in interest expense:
Demand deposits	(73)	69	(142)	(203)	130	(333)
Savings deposits	(58)	58	(116)	(576)	52	(628)
Time deposits	(709)	(22)	(687)	(107)	33	(140)
Other borrowed funds	(61)	(17)	(44)	(264)	15	(279)
Total interest expense change	(901)	88	(989)	(1,150)	230	(1,380)
Net interest income change	$(630)	$(775)	$145	$(255)	$2,952	$(3,207)

¹Changes attributable to both volume and rate, which cannot be segregated, have been allocated based on the absolute value of the change due to volume and the change due to rate.

Provision For Loan Losses

The provision for loan losses is determined by management as the amount required to bring the allowance for loan losses to a level considered appropriate to absorb probable incurred net charge-offs inherent in the loan portfolio as of period end. During 2021 a recovery of credit losses of $655 thousand was recognized compared to a provision for loan losses of $1.7 million in 2020 and $1.1 million provision in 2019. The recapture of provision for loan losses for the year primarily reflects the improvement in credit quality including the reduction of impaired and adversely classified loans, as well as the improvement in economic indicators including unemployment, residential real estate prices and consumer confidence. Nonperforming loans decreased $3.4 million from 2020 to 2021. See “Financial Condition – Allowance for Loan Losses” for additional discussion and information relative to the provision for loan losses.

Noninterest Income

	YEAR ENDED DECEMBER 31
		Change from 2020			Change from 2019
(Dollars in thousands)	2021	Amount	%	2020	Amount	%	2019
Service charges on deposit accounts	$939	$(64)	(6)%	$1,003	$(249)	(20)%	$1,252
Trust services	1,059	163	18	896	(3)	(0)	899
Debit card interchange fees	2,050	389	23	1,661	180	12	1,481
Gain on sale of loans, including MSRs	1,449	(502)	(26)	1,951	1,489	322	462
Earnings on bank-owned life insurance	619	97	19	522	76	17	446
Unrealized gain (loss) on equity securities	28	32	800	(4)	(13)	(144)	9
Other	1,181	275	30	906	27	3	879
Total noninterest income	$7,325	$390	6%	$6,935	$1,507	28%	$5,428

Noninterest income increased $390 thousand, or 6%, in 2021 compared to the same period in 2020. Debit card interchange fees increased $389 thousand in 2021 compared to 2020 due to volume increases. Credit card interchange income, which is included in other income above, increased $149 thousand as business credit card usage continued to increase. Earnings on bank owned life insurance increased $97 thousand with the purchase of $2 million in policy values in 2021. Trust and brokerage service revenue increased $163 thousand. Gains on sales of mortgage loans including mortgage servicing rights (“MSRs”) decreased $502 thousand due to fewer sales of real estate mortgage loans into the secondary market as many consumers took advantage of the large interest rate declines in 2020. The Bank sold $47 million in mortgage loans, including gains, in 2021 as compared to the sale of $61 million of loans in 2020. Service charges on deposits, which are primarily customer overdraft fees, decreased $64 thousand in 2021.

Noninterest income increased $1.5 million, or 28%, in 2020 compared to the same period in 2019. Gains on sales of mortgage loans including mortgage servicing rights increased 322% due to increasing sales of real estate mortgage loans with low fixed rate thirty-year maturities into the secondary market. The Bank sold $61 million in mortgage loans, including gains, in 2020 as compared to the sale of $20 million of loans in 2019. Service charges on deposits, decreased 20% in 2020. Debit card interchange fees increased 12% in 2020 compared to 2019 due to volume increases. Earnings on bank owned life insurance increased $76 thousand with the addition of $2 million in policy values in 2020. Trust and brokerage service revenue decreased less than 1%.

Noninterest Expenses

	YEAR ENDED DECEMBER 31
		Change from 2020			Change from 2019
(Dollars in thousands)	2021	Amount	%	2020	Amount	%	2019
Salaries and employee benefits	$12,599	$892	8%	$11,707	$44	0%	$11,663
Occupancy expense	1,033	80	8	953	121	15	832
Equipment expense	714	57	9	657	86	15	571
Professional and director fees	1,184	(100)	(8)	1,284	(48)	(4)	1,332
Financial institutions tax	751	67	10	684	72	12	612
Marketing and public relations	461	63	16	398	(137)	(26)	535
Software expense	1,342	241	22	1,101	163	17	938
Debit card expense	710	89	14	621	67	12	554
Telecommunications expense	377	(42)	(10)	419	35	9	384
FDIC insurance	478	275	135	203	105	107	98
Amortization of intangible assets	44	(16)	(27)	60	(3)	(5)	63
Provision for unfunded loan commitments	103	86	506	17	17	n/a	—
Other	2,297	59	3	2,238	51	2	2,187
Total noninterest expenses	$22,093	$1,751	9%	$20,342	$573	3%	$19,769

Noninterest expense increased $1.8 million, or 9%, in 2021 compared to 2020. Salaries and employee benefits increased $892 thousand from increases in base compensation of $554 thousand and incentive compensation of $183 thousand. The capitalization of employee costs of loan originations increased the amount recognized in salary expense by $82 thousand in 2021, a result of decreased origination of commercial and mortgage loans. The FDIC insurance assessment increased $275 thousand, or 135%, a result of the increase in asset size and the expiration of small bank assessment credits. Software expense increased $241 thousand, or 22%, due to implementation of a new mobile banking platform along with core software provider increases. Debit card expense increased $89 thousand in 2021 due to increased volume. An increase of $67 thousand in the Ohio financial institutions tax was recognized as capital increased. Occupancy expense increased $80 thousand primarily from branch renovations. Equipment expense increased $57 thousand in 2021, as compared to 2020, with increased depreciation expense and equipment maintenance contracts. The provision for unfunded loan commitments increased $86 thousand due to unfunded construction loans to assisted living / retirement facilities that have been negatively affected by COVID-19. Other expenses increased $59 thousand, or 3%. Professional and director fees decreased $100 thousand primarily due to a decrease in legal expenses related to loan collections. Telecommunications expense decreased $42 thousand in 2021 over 2020 as data lines were replaced with more effective and cost-efficient means.

Noninterest expense increased $573 thousand, or 3%, in 2020 compared to 2019. Salaries and employee benefits increased $44 thousand due to base compensation increasing $449 thousand due to additional full-time employees and annual adjustments. The capitalization of employee costs of loan originations decreased the amount of recognized salary expense by $660 thousand and $217 thousand, in 2020 and 2019 respectively. Other increases in 2020 include retirement benefits and incentive compensation of $16 thousand and medical and dental expense rising $32 thousand.

Employment taxes decreased $16 thousand with refunds within Ohio workmen’s compensation. Professional and director fees decreased $48 thousand primarily due to a decrease in outside audit and accounting fees. Telecommunications expense increased $35 thousand in 2020 over 2019 with additional back-up redundancy added to the core systems. Debit card expense increased $67 thousand in 2020 due to increased volume. An increase in the Ohio financial institutions tax was recognized as capital increased. Equipment expense increased $86 thousand in 2020, as compared to 2019, with increased depreciation expense with the replacement of ATMs, PC’s and laptops, and branch market expansion. The FDIC insurance assessment increased $105 thousand, or 107%, as small bank “credits” expired. Occupancy expense increased $121 thousand, or 15% with the expansion of the branch footprint. Other expenses increased $51 thousand, or 2%.

Income Taxes

The provision for income taxes amounted to $2.6 million in 2021, $2.5 million in 2020, and $2.5 million in 2019. The slight increase in 2021 and 2020 resulted from an increase in income. The corporate statutory tax rate was 21% for 2021, 2020, and 2019. The effective tax rate in 2021, 2020, and 2019 approximates 19%.

FINANCIAL CONDITION

Total assets of the Company were $1.1 billion on December 31, 2021, compared to $1 billion at December 31, 2020, representing an increase of $113 million, or 11%. Net loans decreased $59 million, or 10%, while investment securities increased $107 million, or 52%, and total cash and cash equivalents increased $62 million. Deposits increased $111 million and short-term borrowings decreased $685 thousand, while other borrowings from the Federal Home Loan Bank (“FHLB”) decreased by $1.3 million, or 27%.

Securities

Total investment securities increased $107 million, or 52%, to $311 million at year-end 2021. CSB’s portfolio is primarily comprised of agency mortgage-backed securities, obligations of state and political subdivisions, U.S. Treasury notes, other government agencies’ debt, and corporate bonds. Restricted securities consist primarily of FHLB stock.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. The Company’s municipal bond portfolio consists of tax-exempt general obligation and revenue bonds. As of December 31, 2021, 73% of such bonds held an S&P or Moody’s investment grade rating, and 27% were non-rated local issues. The municipal portfolio includes a broad spectrum of counties, towns, universities, and school districts with 82% of the portfolio originating in Ohio, and 18% in Pennsylvania. Gross unrealized security losses within the portfolio were less than 1% of total securities on December 31, 2021, reflecting interest rate fluctuations, not credit downgrades.

During December 2021, investments with an amortized cost of approximately $79 million and a fair value of $77 million were transferred from available-for-sale to held-to-maturity as rising interest rates and a slowing of monthly cash payments were occurring. The transfer included $76 million of U.S. Government agency mortgage-backed securities and $3 million of U.S. Treasury notes. These bonds will still provide liquidity through pledging and for use as collateral against borrowings.

One of the primary functions of the securities portfolio is to provide a source of liquidity and it is structured such that maturities and cash flows provide a portion of the Company’s liquidity needs and asset/liability management requirements.

Loans

Total loans decreased $60 million, or 10%, during 2021 with decreases in commercial loans, residential real estate and consumer loans. Volume decreases were recognized as follows: commercial loans including PPP loans decreased $68 million, or 35%, during 2021, with PPP loan forgiveness comprising $66 million of the decrease. Remaining PPP loan balances were $4.6 million as of December 31, 2021. Construction and land development loans increased $10 million, or 28% as several commercial projects were under construction and consumer demand increased for 1-4 family residential construction at year end. Residential real estate loans decreased $9 million, or 5%. Commercial real estate loans increased $8 million, or 4%. Commercial real estate and construction loan demand resumed, however there was a slowing of commercial loan growth with increased competition from private lenders and excess business liquidity remaining from government stimulus programs.

The Company originated $53 million and $76 million of portfolio mortgage loans, which were predominately variable rate, in 2021 and 2020, respectively. Attractive interest rates in the secondary market also continued to drive consumer demand for longer-term 1-4 family fixed rate residential mortgages as the Company sold $46 million of originated mortgages into the secondary market in 2021 as compared to $59 million in 2020. Demand for home equity loans declined in 2021, with balances decreasing $5 million, as outstanding loan balances were paid down, or balances were refinanced into new first mortgages at lower fixed rates. Installment loans declined $2 million with consumer loans decreasing from a slowdown in the Company’s origination of Recreational Vehicle finance loans.

Management anticipates modest economic growth in the Company’s local service areas will continue to improve. Commercial and commercial real estate loans, in aggregate, comprise approximately 58% and 62% of the total loan portfolio at year-end 2021 and 2020, respectively. Residential real estate loans increased to 31% in 2021 from 29% of the total loan portfolio in 2020. Construction and land development loans increased to 8% of the portfolio as loan demand for commercial construction projects increased by $10 million and residential construction loans increased by $483 thousand, year over year. The Company is well within the respective regulatory guidelines for investment in construction, development, and investment property loans that are not owner occupied.

Most of the Company’s lending activity is with customers primarily located within Holmes, Stark, Tuscarawas and Wayne counties in Ohio. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. See concentration of credit discussion included in Note 3 in the Notes to Consolidated Financial Statements.

Nonperforming Assets, Impaired Loans, and Loans Past Due 90 Days or More

Nonperforming assets consist of nonaccrual loans, loans past due 90 days and still accruing, and other real estate acquired through or in lieu of foreclosure. Other impaired loans include certain loans internally classified as substandard or doubtful. Loans are placed on nonaccrual status when they become past due 90 days or more, or when mortgage loans are past due as to principal and interest 120 days or more, unless they are both well secured and in the process of collection.

NONPERFORMING ASSETS	DECEMBER 31
(Dollars in thousands)	2021	2020
Nonaccrual loans
Commercial	$208	$1,225
Commercial real estate	139	2,205
Residential real estate	367	688
Construction & land development	329	317
Consumer	40	13

Loans past due 90 days or more and still accruing
Commercial	5	—
Residential real estate	—	49
Total nonperforming loans	1,088	4,497

Other real estate owned	—	—
Other repossessed assets	—	—
Total nonperforming assets	$1,088	$4,497

Nonperforming assets as a percentage of loans plus other real estate and repossessed assets	0.20%	0.74%

During 2021, $2.1 million in nonaccrual loans were collected, $1.6 million were returned to accrual, while $357 thousand entered nonaccrual status.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by management to be adequate to cover loan losses currently anticipated based on past loss experience, general economic conditions, changes in mix and size of the loan portfolio, information about specific borrower situations, and other factors and estimates which are subject to change over time. Management periodically reviews selected large loans, delinquent and other problem loans, and selected other loans. Collectability of these loans is evaluated by considering the current financial position and performance of the borrower, estimated market value of the collateral, the Company’s collateral position in relationship creditors, guarantees, and other potential sources of repayment. Management forms judgments, which are in part subjective, as to the probability of loss and the amount of loss on these loans as well as other loans taken together. The Company’s

Allowance for Loan Losses Policy includes, among other items, provisions for classified loans, and a provision for the remainder of the portfolio based on historical data, including past charge offs.

ALLOWANCE FOR LOAN LOSSES	FOR THE YEAR ENDED
(Dollars in thousands)	2021		2020
Beginning balance of allowance for loan losses	$8,274		$7,017
Provision for loan losses	(655)		1,650
Charge-offs:
Commercial	35		77
Commercial real estate	—		138
Residential real estate & home equity	—		15
Construction & land development	—		312
Consumer	95		100
Total charge-offs	130		642
Recoveries:
Commercial	31		130
Commercial real estate	8		41
Residential real estate & home equity	25		3
Consumer	65		75
Total recoveries	129		249
Net charge-offs	1		393
Ending balance of allowance for loan losses	$7,618		$8,274
Net charge-offs as a percentage of average total loans	—%		0.06%
Allowance for loan losses as a percentage of total loans	1.39		1.36
Allowance for loan losses to total nonperforming loans	7.00	x	1.84	x

Components of the allowance for loan losses:
General reserves	$7,396		$8,244
Specific reserve allocations	222		30
Total allowance for loan losses	$7,618		$8,274

The allowance for loan losses totaled $7.6 million, or 1.39%, of total loans at year-end 2021 as compared to $8.3 million, or 1.36%, of total loans at year-end 2020. The allowance for loan losses as a percentage of total loans excluding the $4.6 million PPP loans, which are fully guaranteed by the SBA is 1.40% (non-GAAP) as of December 31, 2021. The Bank had net charge-offs of $1 thousand for 2021 as compared to net charge-offs of $393 thousand for 2020.

The Company maintains an internal watch list on which it places loans where management’s analysis of the borrower’s operating results and financial condition indicates the borrower’s cash flows are inadequate to meet its debt service requirements and loans where there exists an increased risk that such a shortfall may occur. Nonperforming loans, which consist of loans past due 90 days or more and nonaccrual loans, aggregated $1.1 million, or 0.20%, of loans at year-end 2021 as compared to $4.5 million, or 0.74%, of loans at year-end 2020. Impaired loans were $2 million at year-end 2021 as compared to $6.3 million at year-end 2020. Management has assigned loss allocations to absorb the estimated losses on impaired loans. These allocations are included in the total allowance for loan losses balance.

Other Assets

Net premises and equipment increased $1.2 million to $13.9 million at year-end 2021 with renovations to several banking locations and the replacement of laptops and personal computers. Total bank-owned life insurance increased from $21 million at year-end 2020 to $24 million at year-end 2021 as additional policies were purchased totaling $2 million along with $619 thousand of increases in the cash surrender value. There was no other real estate owned on December 31, 2021, or 2020. The Company recognized a net deferred tax asset of $325 thousand on December 31, 2021, as compared to a deferred tax liability of $153 thousand on December 31, 2020.

Deposits

The Company’s deposits are obtained primarily from individuals and businesses located in its market area. For deposits, the Company must compete with products offered by other financial institutions, as well as alternative investment options. Demand and savings deposits increased for the year ended 2021, due to continued government stimulus relief along with reduced spending during the COVID-19 pandemic. Market rates on deposits and cash management products decreased throughout the year as liquidity increased.

	December 31		Change from 2020
(Dollars in thousands)	2021	2020	Amount	%
Noninterest-bearing demand	$334,346	$272,051	$62,295	23%
Interest-bearing demand	242,387	243,467	(1,080)	—
Traditional savings	191,836	154,899	36,937	24
Money market savings	112,803	97,813	14,990	15
Time deposits in excess of $250,000	26,213	23,378	2,835	12
Other time deposits	95,162	99,954	(4,792)	(5)
Total deposits	$1,002,747	$891,562	$111,185	12%

Other Funding Sources

The Company obtains additional funds through securities sold under repurchase agreements, overnight borrowings from the FHLB or other financial institutions, and advances from the FHLB. Short-term borrowings, consisting of securities sold under repurchase agreements, decreased $685 thousand. Other borrowings, consisting of FHLB advances, decreased $1.3 million as the result of principal repayments. All FHLB borrowings on December 31, 2021, have long term maturities with monthly amortizing payments.

CAPITAL RESOURCES

Total shareholders’ equity increased to $97.3 million on December 31, 2021, as compared to $93.9 million on December 31, 2020. This increase was primarily due to $10.8 million of net income which was partially offset by the payment of $3.3 million of cash dividends in 2021. The Board of Directors approved a Stock Repurchase Program on February 26, 2021, allowing the repurchase of up to 5% of the Company’s then-outstanding common shares. Repurchased shares are to be held as treasury stock and are available for general corporate purposes. On December 31, 2021, approximately 113 thousand shares could still be repurchased under the current authorized program. Shares repurchased during 2021 totaled 24,326 in the amount of $939 thousand and no shares were repurchased in 2020.

Effective January 1, 2015, the Federal Reserve adopted final rules implementing Basel III and regulatory capital changes required by the Dodd-Frank Act. The rules apply to both the Company and the Bank. The rules established minimum risk-based and leverage capital requirements for all banking organizations. The rules include: (a) a common equity tier 1 capital ratio of at least 4.5%, (b) a tier 1 capital ratio of at least 6.0%, (c) a minimum total capital ratio of at least 8.0%, and (d) a minimum leverage ratio of 4%. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets primarily based on the relative credit risk of the counterparty. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements. The Company and Bank’s actual and required capital amounts are disclosed in Note 13 to the consolidated financial statements.

Dividends paid by the Bank to CSB are the primary source of funds available to the Company for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Company is subject to restrictions by regulatory authorities, which generally limit dividends to current year net income and the prior two (2) years net retained earnings, as defined by regulation. In addition, dividend payments generally cannot reduce regulatory capital levels below the minimum regulatory guidelines discussed above.

LIQUIDITY

	December 31
(Dollars in thousands)	2021	2020	Change from 2020
Cash and cash equivalents	$243,657	$181,652	$62,005
Unused lines of credit	107,054	101,616	5,438
Unpledged AFS securities at fair market value	108,158	130,702	(22,544)
	$458,869	$413,970	$44,899
Net deposits and short-term liabilities	$1,016,821	$870,498	$146,323
Liquidity ratio	45.1%	47.6%	-2.5%
Minimum board approved liquidity ratio	20.0%	20.0%

Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses, and meet other obligations. Liquidity is monitored by CSB’s Asset Liability Committee. The Company was within all Board-approved limits on December 31, 2021, and 2020. Additional sources of liquidity include net income, loan repayments, the availability of borrowings, and adjustments of interest rates to attract deposit accounts.

As summarized in the Consolidated Statements of Cash Flows, the most significant investing activities for the Company in 2021 included net loan repayments of $58 million and securities purchases of $169 million, offset by maturities and repayment of securities totaling $57 million. The Company’s financing activities included a $111 million increase in deposits, $3 million in cash dividends paid, and a $1 million decrease in repayment of other borrowings.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The most significant market risk the Company is exposed to is interest rate risk. The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities), which are funded by interest-bearing liabilities (deposits and borrowings). These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk. None of the Company’s financial instruments are held for trading purposes.

The Board of Directors establishes policies and operating limits with respect to interest rate risk. The Company manages interest rate risk regularly through its Asset Liability Committee. The Committee meets periodically to review various asset and liability management information including, but not limited to, the Company’s liquidity position, projected sources and uses of funds, interest rate risk position, and economic conditions.

Interest rate risk is monitored primarily through the use of an earnings simulation model. The model is highly dependent on various assumptions, which change regularly as the balance sheet and market interest rates change. The earnings simulation model projects change in net interest income resulting from the effect of changes in interest rates. The analysis is performed quarterly over a twenty-four-month horizon. The analysis includes two (2) balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. This analysis is performed by estimating the expected cash flows of the Company’s financial instruments using interest rates in effect at year-end 2021 and 2020. Interest rate risk policy limits are tested by measuring the anticipated change in net interest income over a two-year period. The tests assume a quarterly ramped 100, 200, 300, and 400 basis point increase and a 100 and 200 basis point decrease in 2021 and 2020 in market interest rates as compared to a stable rate environment or base model. The following table reflects the change to interest income for the first twelve-month periods of the twenty-four month horizon.

Net Interest Income at Risk

	December 31, 2021
	Change In Interest Rates (Basis Points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
(Dollars in thousands)	+ 400	$28,632	$1,499	5.5%	± 25%
	+ 300	28,283	1,150	4.2	± 15
	+ 200	27,924	791	2.9	± 10
	+ 100	27,523	390	1.4	± 5
	0	27,133	—	—
	– 100	26,504	(629)	(2.3)	± 5
	– 200	25,714	(1,419)	(5.2)	± 10

	December 31, 2020
	+ 400	$28,036	$2,121	8.2%	± 25%
	+ 300	27,495	1,580	6.1	± 15
	+ 200	26,969	1,054	4.1	± 10
	+ 100	26,430	515	2.0	± 5
	0	25,915	—	—
	– 100	25,767	(148)	(0.6)	± 5
	– 200	25,414	(501)	(1.9)	± 10

Management reviews Net Interest Income at Risk with the Board on a periodic basis. The Company was within all Board-approved limits at December 31, 2021 and 2020 for the first twelve-month periods of the twenty-four month horizon.

Economic Value of Equity at Risk

December 31, 2021
Change In Interest Rates (Basis Points)	Percentage Change	Board Policy Limits
+ 400	40.3%	± 35%
+ 300	33.0	± 30
+ 200	24.4	± 20
+ 100	13.8	± 15
– 100	(18.4)	± 15
– 200	n/a	± 20

December 31, 2020
+ 400	53.3%	± 35%
+ 300	43.5	± 30
+ 200	31.9	± 20
+ 100	18.1	± 15
– 100	(23.8)	± 15
– 200	n/a	± 20

The economic value of equity is calculated by subjecting the period-end balance sheet to changes in interest rates and measuring the impact of the changes on the values of the assets and liabilities. Hypothetical changes in interest rates are then applied to the financial instruments. Then the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows.

Management periodically measures and reviews the economic value of equity at risk with the Board. As of December 31, 2021, the percentage change of the market value of equity was outside the board policy limits in the +200 through +400 basis point rate scenarios as well as the -100 basis point change. In the rising rate scenarios, the exceptions are positive as the market value of equity increases as interest rates increase. The technical fails have a favorable impact to equity in the rising rate scenarios. In the declining rate scenarios in 2021 and 2020, the duration of liabilities remains high and loan prepayment speeds increase causing decreases in the market value of equity of (18.4)% in the -100 basis point rate scenario as of December 31, 2021 and (23.8)% in the -100 basis point rate scenario as of December 31, 2020.

SIGNIFICANT ASSUMPTIONS AND OTHER CONSIDERATIONS

The above analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and reactions of depositors to changes in interest rates and this should not be relied upon as being indicative of actual results. Further, the analysis does not contemplate all actions the Company may undertake in response to changes in interest rates.

U.S. Treasury securities, obligations of U.S. Government corporations and agencies, obligations of states and political subdivisions will generally repay at their stated maturity or if callable prior to their final maturity date. Mortgage-backed security payments increase when interest rates are low and decrease when interest rates rise. Most of the Company’s loans permit the borrower to prepay the principal balance prior to maturity without penalty. The likelihood of prepayment depends on a number of factors: current interest rate and interest rate index (if any) on the loan, the financial ability of the borrower to refinance, the economic benefit to be obtained from refinancing, availability of refinancing at attractive terms, as well as economic conditions in specific geographic areas, which affect the sales and price levels of residential and commercial property. In a changing interest rate environment, prepayments may increase or decrease on fixed and adjustable-rate loans depending on the current relative levels and expectations of future short-term and long-term interest rates. Prepayments on adjustable-rate loans generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates, thus making fixed rate loans more desirable. While savings and checking deposits generally may be withdrawn upon the customer’s request without prior notice, a continuing relationship with customers resulting in future deposits and withdrawals is generally predictable, leading to a dependable and uninterrupted source of funds. Time deposits generally have early withdrawal penalties, which discourage customer withdrawal prior to maturity. Short-term borrowings have fixed maturities. Certain advances from the FHLB carry prepayment penalties and are expected to be repaid in accordance with their contractual terms.

FAIR VALUE MEASUREMENTS

The Company discloses the estimated fair value of its financial instruments on December 31, 2021, and 2020 in Note 16 to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, AND CONTINGENT LIABILITIES AND COMMITMENTS

The following table summarizes the Company’s loan commitments, including letters of credit, as of December 31, 2021:

	Amount of Commitment to Expire Per Period
(Dollars in thousands) Type of Commitment	Total Amount	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Commercial lines of credit	$129,813	$122,152	$4,134	$3,527	$—
Commercial real estate	3,580	3,580	—	—	—
Residential real estate lines of credit	72,751	3,216	6,185	16,530	46,820
Construction	26,272	22,404	3,868	—	—
Consumer lines of credit	643	643	—	—	—
Credit card lines	6,757	6,757	—	—	—
Overdraft privilege	7,022	7,022	—	—	—
Letters of credit	964	734	215	15	—
Total commitments	$247,802	$166,508	$14,402	$20,072	$46,820

All lines of credit represent either fee-paid or legally binding loan commitments for the loan categories noted. Letters of credit are also included in the amounts noted in the table since the Company requires each letter of credit be supported by a loan agreement. The commercial and consumer lines represent both unsecured and secured obligations. The real estate lines are secured by mortgages on residential property. It is anticipated that a significant portion of these lines will expire without being drawn upon.

The following table summarizes the Company’s other contractual obligations, exclusive of interest, as of December 31, 2021:

	Payment Due by Period
(Dollars in thousands) Contractual Obligations	Total Amount	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Total time deposits	$121,375	$79,518	$35,596	$6,261	$—
Short-term borrowings	36,530	36,530	—	—	—
Other borrowings	3,407	946	1,195	611	655
Operating leases	400	84	194	116	6
Total obligations	$161,712	$117,078	$36,985	$6,988	$661

The other borrowings noted in the preceding table represent borrowings from the FHLB. The notes require payment of interest on a monthly basis with principal due in monthly installments. The obligations bear stated fixed interest rates and stipulate a prepayment penalty if the note’s interest rate exceeds the current market rate for similar borrowings at the time of repayment. As the notes mature, the Company evaluates the liquidity and interest rate circumstances, at that time, to determine whether to pay off or renew the note. The evaluation process typically includes: the strength of current and projected customer loan demand, the Company’s federal funds sold or purchased position, projected cash flows from maturing investment securities, the current and projected market interest rate environment, local and national economic conditions, and customer demand for the Company’s deposit product offerings.

CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles and follow general practices within the commercial banking industry. Application of these principles requires management to make estimates, assumptions, and judgments affecting the amounts reported in the financial statements. These estimates, assumptions, and judgments are based upon the information available as of the date of the financial statements.

The most significant accounting policies followed by the Company are presented in the Summary of Significant Accounting Policies. These policies, along with the other disclosures presented in the Notes to Consolidated Financial Statements and the 2021 Financial Review, provide information about how significant assets and liabilities are valued in the financial statements and how those values are determined. Management has identified the other-than-temporary impairment of securities, allowance for loan losses, goodwill, and the fair value of financial instruments as the accounting areas requiring the most subjective and complex estimates, assumptions, and judgments and, as such, could be the most subject to revision as new information becomes available.

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate a permanent decline but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

As previously noted in the section entitled Allowance for Loan Losses, management performs an analysis to assess the adequacy of its allowance for loan losses. This analysis encompasses a variety of factors including: the potential loss exposure for individually reviewed loans, the historical loss experience, the volume of nonperforming loans (i.e., loans in nonaccrual status or past due 90 days or more), the volume of loans past due, any significant changes in lending or loan review staff, an evaluation of current and future local and national economic conditions, any significant changes in the volume or mix of loans within each category, a review of the significant concentrations of credit, and any legal, competitive, or regulatory concerns.

The Company accounts for business combinations using the acquisition method of accounting. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives, consisting of core deposit intangibles, are amortized using accelerated methods over their estimated weighted-average useful lives, approximating ten years. Additional information is presented in Note 6, Core Deposit Intangible Assets.

The Company groups financial assets and financial liabilities measured at fair value in three (3) levels based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. Level I valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Level II valuations are for instruments traded in less active dealer or broker markets and incorporate values obtained for identical or comparable instruments. Level III valuations are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level III valuations incorporate certain assumptions and projections in determining the fair value assigned to each instrument.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and related data presented herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles, requiring measurement of financial position, and results of operations primarily in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Most assets and liabilities of the Company are monetary in nature. Therefore, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as prices of goods and services. The liquidity, maturity structure, and quality of the Company’s assets and liabilities are critical to maintenance of acceptable performance levels.

COMMON STOCK AND SHAREHOLDER INFORMATION

Common shares of the Company are not traded on an established market. Shares are traded on the OTC market through broker/ dealers under the symbol “CSBB” and through private transactions. The table below represents the range of high and low prices paid for transactions known to the Company. Management does not have knowledge of prices paid on all transactions. Because of the lack of an established market, these prices may not reflect the prices at which stock would trade in an active market. These quotations reflect interdealer prices, without mark-up, mark-down, or commission and may not represent actual transactions. The table specifies cash dividends declared by the Company to its shareholders during 2021 and 2020. No assurances can be given that future dividends will be declared, or if declared, what the amount of any such dividends will be. Additional information concerning restrictions over the payment of dividends is included in Note 13 of the Consolidated Financial Statements.

Quarterly Common Stock Price and Dividend Data

Quarter Ended	High	Low	Dividends Declared Per Share	Dividends Declared
March 31, 2021	$38.50	$36.11	$0.30	$822,705
June 30, 2021	39.00	37.10	0.30	820,273
September 30, 2021	39.98	36.65	0.31	844,912
December 31, 2021	39.99	37.50	0.31	842,587

March 31, 2020	$40.96	$28.10	$0.28	$767,858
June 30, 2020	36.00	30.20	0.28	767,858
September 30, 2020	38.25	28.55	0.28	767,858
December 31, 2020	38.00	29.35	0.29	795,281

As of December 31, 2021, the Company had 1,112 shareholders of record and 2,718,024 outstanding shares of common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information contained in the section captioned, “Quantitative and Qualitative Disclosures about Market Risk” located in Item 7 MD&A is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of CSB Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance that our published financial statements are fairly presented, in all material respects, in conformity with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted the required assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based upon this assessment, management believes that the Company’s internal control over financial reporting is effective as of December 31, 2021.

Eddie L. Steiner	Paula J. Meiler
President,	Senior Vice President,
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CSB Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $549 million as of December 31, 2021, and the associated ALL was $7.6 million. As discussed in Notes 1 and 3 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of historical loss experience within each risk category of loans, qualitative adjustment to those historical loss allocations, and testing of certain commercial loans for impairment. Management applies the additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio mix, trends in loan delinquencies and classified loans, collateral values, concentrations of credit risk for the commercial loan portfolios, and specific industry exposures that are more susceptible to loss during the COVID-19 pandemic.

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

How We Addressed the Matter in Our Audit

We gained an understanding of the Company’s process for establishing the ALL, including the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative adjustments to the ALL, as well as the reliability of the data utilized to support management’s assessment. To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data, third-party macroeconomic data, and other internal and external data points and considered the existence of new or contrary information. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external economic factors, the Company’s loan portfolio, and asset quality trends, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports on loan customers affected by the COVID-19 pandemic and the supporting documentation for substantiating revisions to qualitative factors. We assessed the reasonableness of the factors from both a directional perspective and from an overall magnitude perspective as compared to the underlying data.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

We have served as the Company’s auditor since 2005.

Cranberry Township, Pennsylvania

March 2, 2022

CONSOLIDATED BALANCE SHEETS

At December 31, 2021 and 2020

(Dollars in thousands, except share data)	2021	2020
ASSETS
Cash and cash equivalents
Cash and due from banks	$19,543	$19,281
Interest-earning deposits in other banks	224,114	162,371
Total cash and cash equivalents	243,657	181,652

Securities
Available-for-sale, at fair value	131,708	190,438
Held-to-maturity; fair value of $174,528 in 2021 and $9,225 in 2020	174,808	9,045
Equity securities	115	87
Restricted stock, at cost	4,614	4,614
Total securities	311,245	204,184

Loans held for sale	231	1,378

Loans	549,154	609,159
Less allowance for loan losses	7,618	8,274
Net loans	541,536	600,885

Premises and equipment, net	13,866	12,633
Core deposit intangible	—	44
Goodwill	4,728	4,728
Bank-owned life insurance	24,035	21,416
Accrued interest receivable and other assets	4,941	4,712
TOTAL ASSETS	$1,144,239	$1,031,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$334,346	$272,051
Interest-bearing	668,401	619,511
Total deposits	1,002,747	891,562

Short-term borrowings	36,530	37,215
Other borrowings	3,407	4,664
Accrued interest payable and other liabilities	4,240	4,332
Total liabilities	1,046,924	937,773

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; and outstanding 2,718,024 shares in 2021 and 2,742,350 in 2020	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	76,715	69,209
Treasury stock at cost: 262,578 shares in 2021, 238,252 shares in 2020	(5,719)	(4,780)
Accumulated other comprehensive income (loss)	(2,125)	986
Total shareholders’ equity	97,315	93,859
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,144,239	$1,031,632

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2021, 2020, and 2019

(Dollars in thousands, except per share data)	2021	2020	2019
INTEREST AND DIVIDEND INCOME
Loans, including fees	$26,124	$28,354	$28,553
Taxable securities	2,613	1,882	2,247
Nontaxable securities	455	464	532
Other	337	366	1,129
Total interest and dividend income	29,529	31,066	32,461
INTEREST EXPENSE
Deposits	1,884	2,723	3,609
Short-term borrowings	53	89	317
Other borrowings	75	101	136
Total interest expense	2,012	2,913	4,062
NET INTEREST INCOME	27,517	28,153	28,399

PROVISION (RECOVERY) FOR LOAN LOSSES	(655)	1,650	1,140
Net interest income, after provision (recovery) for loan losses	28,172	26,503	27,259
NONINTEREST INCOME
Service charges on deposit accounts	939	1,003	1,252
Trust services	1,059	896	899
Debit card interchange fees	2,050	1,661	1,481
Gain on sale of loans, net	1,449	1,951	462
Earnings on bank owned life insurance	619	522	446
Unrealized gain (loss) on equity securities	28	(4)	9
Other income	1,181	906	879
Total noninterest income	7,325	6,935	5,428
NONINTEREST EXPENSES
Salaries and employee benefits	12,599	11,707	11,663
Occupancy expense	1,033	953	832
Equipment expense	714	657	571
Professional and director fees	1,184	1,284	1,332
Financial institutions and franchise tax	765	684	612
Marketing and public relations	461	398	535
Software expense	1,342	1,101	938
Debit card expense	710	621	554
Amortization of intangible assets	44	60	63
FDIC insurance expense	478	203	98
Other expenses	2,763	2,674	2,571
Total noninterest expenses	22,093	20,342	19,769
INCOME BEFORE INCOME TAXES	13,404	13,096	12,918
FEDERAL INCOME TAX PROVISION	2,567	2,528	2,504
NET INCOME	$10,837	$10,568	$10,414
EARNING PER SHARE
Basic and diluted	$3.97	$3.85	$3.80

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2021, 2020, and 2019

(Dollars in thousands)	2021	2020	2019
Net income	$10,837	$10,568	$10,414
Other comprehensive (loss) income
Unrealized (loss) gains arising during the period	(2,050)	1,094	1,803
Unrealized losses on held-to-maturity transfer	(1,976)	—	—
Reclassification of unrealized losses on held-to-maturity transfer	86	63	75
Income tax effect at 21%	829	(243)	(394)
Other comprehensive (loss) income	(3,111)	914	1,484
Total comprehensive income	$7,726	$11,482	$11,898

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

Years Ended December 31, 2021, 2020, and 2019

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE AT DECEMBER 31, 2018	$18,629	$9,815	$54,288	$(4,784)	$(1,412)	$76,536
Net income	—	—	10,414	—	—	10,414
Other comprehensive income	—	—	—	—	1,484	1,484
Issuance of 108 treasury shares	—	—	—	4	—	4
Cash dividends declared, $1.08 per share	—	—	(2,962)	—	—	(2,962)

BALANCE AT DECEMBER 31, 2019	$18,629	$9,815	$61,740	$(4,780)	$72	$85,476
Net income	—	—	10,568	—	—	10,568
Other comprehensive income	—	—	—	—	914	914
Cash dividends declared, $1.13 per share	—	—	(3,099)	—	—	(3,099)

BALANCE AT DECEMBER 31, 2020	$18,629	$9,815	$69,209	$(4,780)	$986	$93,859
Net income	—	—	10,837	—	—	10,837
Other comprehensive loss	—	—	—	—	(3,111)	(3,111)
Purchase of 24,326 treasury shares	—	—	—	(939)	—	(939)
Cash dividends declared, $1.22 per share	—	—	(3,331)	—	—	(3,331)

BALANCE AT DECEMBER 31, 2021	$18,629	$9,815	$76,715	$(5,719)	$(2,125)	$97,315

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021, 2020, and 2019

(Dollars in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,837	$10,568	$10,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises, equipment and software	890	853	745
Deferred income taxes	(131)	(36)	66
(Recovery of) provision for loan losses	(655)	1,650	1,140
Gain on sale of loans, net	(1,449)	(1,951)	(462)
Security amortization, net of accretion	1,288	926	478
Secondary market loan sale proceeds	46,783	60,765	19,671
Originations of secondary market loans held-for-sale	(42,394)	(59,410)	(19,820)
Earnings on bank-owned life insurance	(619)	(522)	(446)
Effects of changes in operating assets and liabilities:
Net deferred loan fees (costs)	(386)	1,169	46
Accrued interest receivable	523	(518)	(60)
Accrued interest payable	(33)	(36)	39
Other assets and liabilities	363	714	87
Net cash provided by operating activities	$15,017	$14,172	$11,898

CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	$47,925	$54,315	$20,597
Proceeds from repayments, held-to-maturity	8,660	8,280	6,861
Purchases, available-for-sale	(46,267)	(132,406)	(45,858)
Purchases, held-to-maturity	(122,580)	(3,425)	—
Purchase of bank-owned life insurance	(2,000)	(2,000)	(4,894)
Loan originations and payments, net	58,374	(59,547)	(2,734)
Proceeds from sale of other real estate	—	95	—
Proceeds from sale of assets	—	716	—
Purchases of premises and equipment	(1,989)	(1,990)	(2,655)
Purchases of software	(108)	(152)	(131)
Net cash used in investing activities	$(57,985)	$(136,114)	$(28,814)

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021, 2020, and 2019

(Dollars in thousands)	2021	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$111,185	$208,016	$77,048
Net change in short-term borrowings	(685)	(1,674)	1,474
Proceeds from other borrowings	—	5,000	—
Repayment of other borrowings	(1,257)	(6,666)	(2,195)
Cash dividends paid	(3,331)	(3,099)	(2,962)
(Purchase) issuance of treasury stock	(939)	—	4
Net cash provided by financing activities	$104,973	$201,577	$73,369

NET INCREASE IN CASH AND CASH EQUIVALENTS	62,005	79,635	56,453

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	181,652	102,017	45,564

CASH AND CASH EQUIVALENTS AT END OF YEAR	$243,657	$181,652	$102,017

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$2,045	$2,950	$4,023
Income taxes	2,425	2,300	4,725

Noncash investing activities:
Transfer of securities from available-for-sale to held-to-maturity	77,194	—	—

Lease adoption:
Right of use lease asset	—	—	477
Lease liability	—	—	469

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

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

CASH RESERVE REQUIREMENTS

Effective, March 26, 2020, the Federal Reserve reduced reserve requirements to zero for all depository institutions.  There were no required federal reserves included in “Cash and due from banks” at December 31, 2021 or December 31, 2020.  The required reserves are used to facilitate the implementation of monetary policy by the Federal Reserve System.  The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of vault cash and depository amount held with the Federal Reserve Bank.  Federal law prohibits the Company from borrowing from the Bank unless the loans are secured by specific collateral.

DEBT SECURITIES

At the time of purchase all debt securities are evaluated and designated as available-for-sale or held-to-maturity. Securities designated as available-for-sale are carried at fair value with unrealized gains and losses on such securities, net of applicable income taxes, recognized as other comprehensive income or loss. During 2021, approximately $77 million par value US Treasuries and mortgage-backed securities were transferred from available-for-sale to held-to-maturity. Held-to-maturity securities are carried at their fair value on the date of transfer or at amortized cost if security purchases are designated as held-to-maturity. On December 31, 2021, 56% of the total investment portfolio was classified as held-to-maturity. The amortized cost of debt securities is adjusted for the accretion of discounts to maturity and the amortization of premiums to the earlier of a bond’s call date or maturity based on the interest method. Such amortization and accretion is included in interest and dividends on securities.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

OTHER REAL ESTATE OWNED

Other real estate acquired through or in lieu of foreclosure is initially recorded at fair value, less estimated costs to sell, and any loan balance in excess of fair value is charged to the allowance for loan losses. Subsequent valuations are periodically performed and write-downs are included in noninterest expenses, as well as expenses related to maintenance of the properties. Gains or losses upon sale are recorded through noninterest income. Other real estate owned amounted to $0  on December 31, 2021 and 2020, respectively.

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

GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Goodwill is not amortized, but is tested for impairment at least annually in the fourth quarter or more frequently if indicators of impairment are present. The evaluation for impairment involves comparing the current fair value of the reporting unit to the carrying value, including goodwill. If the current fair value of a reporting unit exceeds the carrying value, no additional testing is required, and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis no impairment was recorded in 2021, 2020 or 2019.

The core deposit intangible assets are assigned useful lives, which are amortized on an accelerated basis over their weighted average lives. There was no remaining core deposit intangible at December 31,2021.

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights (“MSRs”) represent the right to service loans for third party investors. MSRs are recognized at fair value as a separate asset upon the sale of mortgage loans to a third-party investor with the servicing rights retained by the Company. Originated MSRs are recorded at allocated fair value at the time of the sale of the loans to the third-party investor. MSRs are amortized in proportion to and over the estimated period of net servicing income. MSRs are carried at amortized cost, less a valuation allowance for impairment, if any. MSRs are evaluated on a discounted earnings basis to determine the present value of future earnings of the underlying serviced mortgages. All assumptions are reviewed annually, or more frequently if necessary, adjusted to reflect current, and anticipated market conditions.

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

ADVERTISING COSTS

All advertising costs are expensed as incurred. Advertising expenses amounted to $165 thousand, $165 thousand, and $223 thousand for the years ended 2021, 2020, and 2019, respectively.

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

The weighted average number of common shares outstanding for earnings per share computations was as follows:

	2021	2020	2019
Weighted average common shares	2,980,602	2,980,602	2,980,602
Average treasury shares	(247,476)	(238,252)	(238,306)
Total weighted average common shares outstanding basic and diluted	2,733,126	2,742,350	2,742,296

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

NOTE 2 – SECURITIES

Securities consisted of the following on December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2021
Available-for-sale
U.S. Treasury securities	$4,982	$—	$(10)	$4,972
U.S. Government agencies	13,999	—	(327)	13,672
Mortgage-backed securities of government agencies	78,224	393	(843)	77,774
Asset-backed securities of government agencies	760	—	(7)	753
State and political subdivisions	23,189	343	(201)	23,331
Corporate bonds	11,238	57	(89)	11,206
Total available-for-sale	132,392	793	(1,477)	131,708
Held-to-maturity
U.S. Treasury securities	12,700	32	(39)	12,693
Mortgage-backed securities of government agencies	159,916	504	(766)	159,654
State and political subdivisions	2,192	3	(14)	2,181
Total held-to-maturity	174,808	539	(819)	174,528
Equity securities	53	62	—	115
Restricted stock	4,614	—	—	4,614
Total securities	$311,867	$1,394	$(2,296)	$310,965

2020
Available-for-sale
U.S. Treasury security	$999	$12	$—	$1,011
U.S. Government agencies	13,998	8	—	14,006
Mortgage-backed securities of government agencies	138,964	1,184	(136)	140,012
Asset-backed securities of government agencies	848	—	(11)	837
State and political subdivisions	23,422	544	—	23,966
Corporate bonds	10,841	42	(277)	10,606
Total available-for-sale	189,072	1,790	(424)	190,438
Held-to-maturity
Mortgage-backed securities of government agencies	5,620	192	(12)	5,800
State and political subdivisions	3,425	—	—	3,425
Total held-to-maturity	9,045	192	(12)	9,225
Equity securities	53	34	—	87
Restricted stock	4,614	—	—	4,614
Total securities	$202,784	$2,016	$(436)	$204,364

The amortized cost and fair value of debt securities on December 31, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$602	$605
Due after one through five years	29,583	29,589
Due after five through ten years	30,066	29,884
Due after ten years	72,141	71,630
Total debt securities available-for-sale	$132,392	$131,708

Held-to-maturity
Due after one through five years	$9,876	$9,837
Due after five through ten years	3,887	3,911
Due after ten years	161,045	160,780
Total debt securities held-to-maturity	$174,808	$174,528

Securities with a carrying value of approximately $103.0 million and $91.0 million were pledged on December 31, 2021 and 2020 respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in FHLB and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to $4.1 million on December 31, 2021 and 2020, respectively. Federal Reserve Bank stock was $471 thousand on December 31, 2021 and 2020.

There were no proceeds from sales of debt securities for the years ended December 31, 2021, 2020, and 2019. Gains and losses recognized on equity securities on the consolidated statements of income of $28 thousand, $(4) thousand, and $9 thousand, respectively for the years ended December 31, 2021, 2020, and 2019 were unrealized.

The following table presents gross unrealized losses, fair value of securities, aggregated by investment category, and length of time individual securities have been in a continuous unrealized loss position, on December 31:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
2021
Available-for-sale
U.S. Treasury securities	$(10)	$4,972	$—	$—	$(10)	$4,972
U.S. Government agencies	(69)	2,930	(258)	10,742	(327)	13,672
Mortgage-backed securities of government agencies	(574)	43,595	(269)	12,653	(843)	56,248
Asset-backed securities of government agencies	—	—	(7)	753	(7)	753
State and political subdivisions	(201)	9,646	—	—	(201)	9,646
Corporate bonds	(44)	5,710	(45)	955	(89)	6,665
Held-to-maturity
U.S. Treasury securities	(39)	9,837	—	—	(39)	9,837
Mortgage-backed securities of government agencies	(766)	98,906	—	—	(766)	98,906
State and political subdivisions	(14)	1,749	—	—	(14)	1,749
Total temporarily impaired securities	$(1,717)	$177,345	$(579)	$25,103	$(2,296)	$202,448

2020
Available-for-sale
Mortgage-backed securities of government agencies	$(70)	$10,808	$(66)	$8,974	$(136)	$19,782
Asset-backed securities of government agencies	—	—	(11)	837	(11)	837
Corporate bonds	(32)	1,968	(245)	3,733	(277)	5,701
Held-to-maturity
Mortgage-backed securities of government agencies	(12)	1,734	—	—	(12)	1,734
Total temporarily impaired securities	(114)	$14,510	$(322)	$13,544	$(436)	$28,054

There were 66 securities in an unrealized loss position on December 31, 2021, eleven (11) of which were in a continuous loss position for twelve (12) or more months. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities, the extent and duration of the loss, and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities and it does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired on December 31, 2021.

NOTE 3 – LOANS

Loans consisted of the following on December 31:

(Dollars in thousands)	2021	2020
Commercial	$123,933	$191,540
Commercial real estate	194,754	187,221
Residential real estate	168,247	177,155
Construction & land development	46,042	36,038
Consumer	16,074	17,916
Total loans before deferred loan (fees) and costs	549,050	609,870
Deferred loan (fees) and costs	104	(711)
Total loans	$549,154	$609,159

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

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020 and provided over $2 trillion in economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. The PPP provides loans to small businesses who have been affected by economic conditions as a result of COVID-19 to provide cash flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. During 2021 and 2020, the Company originated 1,351 PPP loans with principal balances of $128.9 million. The PPP loans are 100% guaranteed by the SBA and are eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made if certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. As of December 31, 2021, the Company has received $124.3 million in loan forgiveness from the SBA.  The remaining $4.6 million of PPP loans are included in the Commercial loan category with no allowance for loan losses allocated.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $5.4 million in fees associated with the processing of these loans. Upon funding of the loans, these fees were deferred and are being amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2. During 2021 and 2020, $3.0 million and $2.2 million of these fees were recognized in income, respectively with $170 thousand remaining to be recognized.

Concentrations of Credit

Nearly all the Company’s lending activity occurs within the State of Ohio, including the four counties of Holmes, Stark, Tuscarawas, and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. Credit concentrations, including commitments, as determined using North American Industry Classification Codes (NAICS), to the four largest industries compared to total loans at December 31, 2021, included $52 million, or 9%, of total loans to lessors of non-residential buildings or dwellings; $33 million, or 6%, of total loans to assisted living facilities for the elderly; $28 million, or 5%, of total loans to lessors of other real estate property; and $14 million, or 3%, of total loans to lessors of residential buildings and dwellings. These loans are generally secured by real property and equipment, with repayment expected from operational cash flow. Credit evaluation is based on a review of cash flow coverage of principal, interest payments, and the adequacy of the collateral received.

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2021, 2020, and 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

During 2021, the increase in the provision for loan losses for construction and land development loans was primarily related to loans to assisted living facilities that have been affected by the COVID-19 pandemic.  The decrease in the provision related to commercial, commercial real estate and residential real estate loans was primarily related to the improvement in economic conditions along with fewer delinquent and nonperforming loans and improvement in adversely classified loans.  The provision related to consumer loans increased primarily as a result of the increase in historical losses of loans in this category.

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

During 2019, the increase in the provision for loan losses related to commercial loans was primarily related to loans in the sawmill industry affected by tariffs on trade with China along with an increase in loans in the special mention category.  The increase in the provision for commercial real estate loans was primarily related to the $13 million increase in loan volume. The increase in the provision related to consumer loans was due to historical losses of loans in this category. The decrease in the provision related to residential real estate loans was primarily related to the decrease in specific allocation amounts related to three mortgage loans.

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
December 31, 2021
Beginning balance	$1,739	$3,469	$1,156	$756	$352	$802	$8,274
Provision for loan losses	(495)	(639)	(189)	624	99	(55)	(655)
Charge-offs	(35)	—	—	—	(95)		(130)
Recoveries	31	8	25	—	65		129
Net (charge-offs) recoveries	(4)	8	25	—	(30)		(1)
Ending balance	$1,240	$2,838	$992	$1,380	$421	$747	$7,618

December 31, 2020
Beginning balance	$2,408	$2,153	$1,152	$203	$481	$620	$7,017
Provision for loan losses	(722)	1,413	16	865	(104)	182	1,650
Charge-offs	(77)	(138)	(15)	(312)	(100)		(642)
Recoveries	130	41	3	—	75		249
Net (charge-offs) recoveries	53	(97)	(12)	(312)	(25)	—	(393)
Ending balance	$1,739	$3,469	$1,156	$756	$352	$802	$8,274

December 31, 2019
Beginning balance	$2,178	$1,791	$1,245	$258	$306	$129	$5,907
Provision for loan losses	102	361	(100)	(55)	341	491	1,140
Charge-offs	(47)	—	—	—	(211)		(258)
Recoveries	175	1	7	—	45		228
Net (charge-offs) recoveries	128	1	7	—	(166)	—	(30)
Ending balance	$2,408	$2,153	$1,152	$203	$481	$620	$7,017

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and impairment method as of December 31:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
2021
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$208	$9	$2	$—	3	$—	$222
Collectively evaluated for impairment	1,032	2,829	990	1,380	418	747	7,396
Total ending allowance balance	$1,240	$2,838	$992	$1,380	$421	$747	$7,618

Loans:
Loans individually evaluated for impairment	$342	$291	$856	$329	$137		$1,955
Loans collectively evaluated for impairment	123,591	194,463	167,391	45,713	15,937		547,095
Total ending loans balance	$123,933	$194,754	$168,247	$46,042	$16,074		$549,050

2020
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$4	$20	$1	$—	5	$—	$30
Collectively evaluated for impairment	1,735	3,449	1,155	756	347	802	8,244
Total ending allowance balance	$1,739	$3,469	$1,156	$756	$352	$802	$8,274

Loans:
Loans individually evaluated for impairment	$2,560	$2,875	$756	$—	$141		$6,332
Loans collectively evaluated for impairment	188,980	184,346	176,399	36,038	17,775		603,538
Total ending loans balance	$191,540	$187,221	$177,155	$36,038	$17,916		$609,870

The following table presents loans individually evaluated for impairment by class of loans as of December 31:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment [1]	Related Allowance	Average Recorded Investment	Interest Income Recognized
2021
Commercial	$354	$134	$208	$342	$208	$1,397	$23
Commercial real estate	433	233	59	292	9	1,945	85
Residential real estate	925	571	291	862	2	826	31
Construction & land development	646	330	—	330	—	330	—
Consumer	141	23	119	142	3	132	8
Total impaired loans	$2,499	$1,291	$677	$1,968	$222	$4,630	$147

2020
Commercial	$2,604	$1,965	$597	$2,562	$4	$2,305	$66
Commercial real estate	3,755	2,673	211	2,884	20	2,569	13
Residential real estate	923	513	247	760	1	782	33
Consumer	143	—	146	146	5	114	7
Total impaired loans	$7,425	$5,151	$1,201	$6,352	$30	$5,770	$119

2019
Commercial	$2,982	$2,541	$16	$2,557	$16	$2,054	$68
Commercial real estate	2,952	2,471	176	2,647	17	2,517	11
Residential real estate	1,024	457	396	853	1	1,093	54
Consumer	14	14	—	14	—	12	1
Total impaired loans	$6,972	$5,483	$588	$6,071	$34	$5,676	$134

1 Includes principal, accrued interest, unearned fees, and origination costs.

The following table presents the aging of accruing past due and nonaccrual loans by class of loans as of December 31:

		Accruing Loans
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Nonaccrual	Total Past Due and Nonaccrual	Total Loans
2021
Commercial	$123,698	$5	$17	$5	$208	$235	$123,933
Commercial real estate	194,615	—	—	—	139	139	194,754
Residential real estate	167,689	191	—	—	367	558	168,247
Construction & land development	45,713	—	—	—	329	329	46,042
Consumer	15,863	171	—	—	40	211	16,074
Total loans	$547,578	$367	$17	$5	$1,083	$1,472	$549,050

2020
Commercial	$190,264	$51	$—	$—	$1,225	$1,276	$191,540
Commercial real estate	185,005	11	—	—	2,205	2,216	187,221
Residential real estate	175,812	606	—	49	688	1,343	177,155
Construction & land development	35,721	—	—	—	317	317	36,038
Consumer	17,713	168	22	—	13	203	17,916
Total loans	$604,515	$836	$22	$49	$4,448	$5,355	$609,870

CARES Act Loan Modifications

The Company offered loan modifications to customers under the COVID-19 loan modification program.  Loan modifications consisted of three (3) to four (4) months deferral of principal and interest payments, and extension of maturity date.  During 2021, there were five loans totaling $1.1 million, granted modifications under this program. During 2020, there were 197 loans granted modifications totaling $64.9 million. As of December 31, 2021 there was one modified loan for $125 thousand in nonaccrual status and one loan for $148 thousand that was 30 days past due. All remaining loans provided modifications were performing in accordance with their terms as of December 31, 2021.  In accordance with the CARES Act, these loans are not required to be evaluated as TDR’s.

Troubled Debt Restructurings

The Company had troubled debt restructurings (“TDRs”) of $1.3 million as of December 31, 2021, with $14 thousand of specific reserves allocated to customers whose loan terms have been modified in TDRs.  On December 31, 2021, $1.2 million of the loans classified as TDRs were performing in accordance with their modified terms. The remaining $98 thousand were classified as nonaccrual. On December 31, 2020, the Company had TDRs of $2.8 million, with $30 thousand of specific reserves allocated.

Loan modifications considered TDRs completed during the year ended December 31 were as follows:

(Dollars in thousands)	Number Of Loans Restructured	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
2021
Commercial	4	$960	$960
Commercial Real Estate	2	1,686	1,686
Residential Real Estate	1	159	159
Consumer	1	13	13
Total restructured loans	8	$2,818	$2,818

2020
Commercial	6	$648	$648
Commercial Real Estate	2	177	177
Residential Real Estate	2	189	189
Consumer	6	146	146
Total restructured loans	16	$1,160	$1,160

2019
Commercial	1	$17	$17
Total restructured loans	1	$17	$17

The loans restructured were modified by changing the monthly payment to interest only and extending the maturity dates. No principal reductions were made. There was one loan in the amount of $200 thousand restructured in 2018 that has subsequently defaulted in 2019.

Real Estate Loans in Foreclosure

There was no other real estate owned on December 31, 2021, or 2020, respectively.  There were no mortgage loans in the process of foreclosure on December 31, 2021, and $21 thousand on December 31, 2020.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed as not rated are either less than $500 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class was as follows on December 31:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
2021
Commercial	$114,608	$5,959	$2,203	$—	$1,163	$123,933
Commercial real estate	176,547	7,313	10,186	—	708	194,754
Construction & land development	33,205	5,439	329	—	7,069	46,042
Total	$324,360	$18,711	$12,718	$—	$8,940	$364,729

2020
Commercial	$177,620	$2,352	$9,644	$—	$1,924	$191,540
Commercial real estate	161,091	2,545	21,812	—	1,773	187,221
Construction & land development	29,182	—	—	317	6,539	36,038
Total	$367,893	$4,897	$31,456	$317	$10,236	$414,799

Management monitors the credit quality of residential real estate and consumer loans as homogenous groups. These loans are evaluated based on delinquency status and included in the past due table in this section. Nonperforming loans include loans past due 90 days and greater and loans on nonaccrual of interest status.

Mortgage Servicing Rights

For the years ended December 31, 2021, and 2020, the Company had outstanding MSRs of $604 thousand and $488 thousand, respectively. No valuation allowance was recorded on December 31, 2021, or 2020, as the fair value of the MSRs exceeded their carrying value. On December 31, 2021, the Company had $133.8 million residential mortgage loans with servicing retained as compared to $107.1 million with servicing retained on December 31, 2020.

Total loans serviced for others approximated $142.1 million and $117.5 million on December 31, 2021, and 2020, respectively.

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following on December 31:

(Dollars in thousands)	2021	2020
Land and improvements	$2,550	$2,550
Buildings and improvements	14,420	12,664
Furniture and equipment	6,621	6,499
Leasehold improvements	329	329
	23,920	22,042
Accumulated depreciation	10,054	9,409
Premises and equipment, net	$13,866	$12,633

Depreciation expense amounted to $753 thousand, $704 thousand, and $562 thousand for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in occupancy and equipment expense in the consolidated statements of income and other comprehensive income. The leases relate to bank branches with remaining lease terms of generally 3 to 5 years. Certain lease arrangements contain extension options which are typically 5 years at the then fair market rental rates. As these extension options are generally considered reasonably certain of exercise, they are included in the lease term.

As of December 31, 2021, operating lease ROU assets were $409 thousand, and liabilities were $400 thousand. For the years ended December 31, 2021, 2020, and 2019, CSB recognized $105 thousand, $105 thousand, and $71 thousand in operating lease cost respectively.

The following table summarizes other information related to our operating leases:

December 31, 2021
Weighted-average remaining lease term - operating leases in years	4.2
Weighted-average discount rate - operating leases	3.15%

The following table presents aggregate lease maturities and obligations as of December 31, 2021:

(Dollars in thousands)
December 31, 2021
2022	96
2023	105
2024	105
2025	74
2026	46
2027 and thereafter	6
Total lease payments	432
Less: interest	32
Present value of lease liabilities	$400

NOTE 6 – CORE DEPOSIT INTANGIBLE ASSETS

Core Deposit Intangible

No additional core deposit intangible was recorded in 2021, 2020, or 2019. The core deposit intangible asset will be amortized over an estimated life of ten years. Amortization expense related to the core deposit intangible asset totaled $44 thousand, $60 thousand, and $63 thousand in 2021, 2020, and 2019, respectively. The following table shows the core deposit intangible and the related accumulated amortization as of December 31:

(Dollars in thousands)	2021	2020	2019
Gross carrying amount	$1,251	$1,251	$1,251
Accumulated amortization	(1,251)	(1,207)	(1,147)
Net carrying amount	$—	$44	$104

NOTE 7 – INTEREST-BEARING DEPOSITS

Interest-bearing deposits on December 31 were as follows:

(Dollars in thousands)	2021	2020
Demand	$242,387	$243,467
Savings	304,639	252,712
Time deposits:
In excess of $250,000	26,213	23,378
Other	95,162	99,954
Total interest-bearing deposits	$668,401	$619,511

On December 31, 2021, stated maturities of time deposits were as follows:

(Dollars in thousands)
2022	$79,518
2023	27,975
2024	7,621
2025	3,873
2026	2,388
Total	$121,375

NOTE 8 – BORROWINGS

Short-term borrowings

Short-term borrowings include overnight repurchase agreements, federal funds purchased, and short-term advances through the FHLB. The outstanding balances and related information for short-term borrowings are summarized as follows:

(Dollars in thousands)	2021	2020
Balance at year-end	$36,530	$37,215
Average balance outstanding	38,680	43,017
Maximum month-end balance	39,665	48,865
Weighted-average rate at year-end	0.12%	0.14%
Weighted-average rate during the year	0.14	0.21

Average balances outstanding during the year represent daily average balances; average interest rates represent interest expenses divided by the related average balances.

The following table provides additional detail regarding the collateral pledged to secure repurchase agreements accounted for as secured borrowings:

	Remaining Contractual Maturity Overnight and Continuous
(Dollars in thousands)	December 31, 2021	December 31, 2020
Securities of U.S. Government agencies and mortgage-backed securities of government agencies pledged, fair value	$36,737	$37,393
Repurchase agreements	36,530	37,215

Other borrowings

The following table sets forth information concerning other borrowings:

	Maturity Range		Weighted Average Interest	Stated Interest Rate Range		At December 31,
(Dollars in thousands)	From	To	Rate	From	To	2021	2020
Fixed-rate amortizing	4/1/24	6/1/37	1.92%	1.16%	2.01%	$3,407	$4,664

Maturities of other borrowings on December 31, 2021, are summarized as follows for the years ended December 31:

(Dollars in thousands)	Amount	Weighted Average Rate
2022	946	1.86%
2023	707	1.87
2024	488	1.94
2025	349	1.98
2026	262	1.98
2027 and beyond	655	1.99
	$3,407	1.92%

Monthly principal and interest payments, as well as 10% – 20% principal curtailments on the borrowings’ anniversary dates are due on the fixed-rate amortizing borrowings. FHLB borrowings are secured by a blanket collateral agreement. On December 31, 2021, the Company had the capacity to borrow an additional $107.1 million from the FHLB.

NOTE 9 – INCOME TAXES

Income tax expense (benefit) was as follows:

(Dollars in thousands)	2021	2020	2019
Current	$2,698	$2,564	$2,438
Deferred	(131)	(36)	66
Total income tax provision	$2,567	$2,528	$2,504

Effective tax rates differ from the federal statutory rate of 21% for 2021, 2020, and 2019 applied to income before taxes due to the following:

(Dollars in thousands)	2021	2020	2019
Expected provision using statutory federal income tax rate	$2,815	$2,750	$2,713
Effect of bond and loan tax-exempt income	(121)	(117)	(124)
Bank owned life insurance income	(130)	(110)	(94)
Other	3	5	9
Total income tax provision	$2,567	$2,528	$2,504

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities on December 31 were as follows:

(Dollars in thousands)	2021	2020
Allowance for loan losses	$1,698	$1,835
Unrealized loss on securities	$565	$—
Other	50	22
Deferred tax assets	2,313	1,857
Premises and equipment	(683)	(564)
Federal Home Loan Bank stock dividends	(376)	(376)
Deferred loan fees	(267)	(282)
Prepaid expenses	(157)	(114)
Unrealized gain on securities	—	(262)
Other	(505)	(412)
Deferred tax liabilities	(1,988)	(2,010)
Net deferred tax asset (liability)	$325	$(153)

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years prior to 2018.

NOTE 10 – EMPLOYEE BENEFITS

The Company sponsors a contributory 401(k) profit-sharing plan (the “Plan”) covering substantially all employees who meet certain age and service requirements. The Plan permits investment in the Company’s common stock subject to various limitations and provides for discretionary profit sharing and matching contributions. The discretionary profit-sharing contribution is determined annually by the Board of Directors and amounted to 3% in 2021, 2020, and 2019 of each eligible participant’s compensation. Beginning in 2018, the Plan provided for a 100% Company match up to a maximum of 4% of eligible compensation. The Company auto enrolls all eligible new hires into the Plan. Expense under the Plan amounted to approximately $615 thousand, $655 thousand, and $679 thousand for 2021, 2020, and 2019, respectively.

The Company sponsors a non-qualified deferred compensation plan covering eligible officers.  Expense under the plan amounted to $0.6 thousand and $0.1 thousand in 2021 and 2020, respectively.

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

The following financial instruments whose contract amount represents credit risk were outstanding on December 31:

(Dollars in thousands)	2021	2020
Commitments to extend credit	$246,838	$227,532
Letters of credit	964	700

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

The Company had a reserve for unfunded loan commitments of $128 thousand as of December 31, 2021 and $25 thousand as of December 31, 2020.

NOTE 12 – RELATED-PARTY TRANSACTIONS

In the ordinary course of business, loans are made by the Bank to executive officers, directors, their immediate family members, and their related business interests consistent with Federal Reserve Regulation O and GAAP definition of related parties.

The following is an analysis of activity of related-party loans for the years ended December 31:

(Dollars in thousands)	2021	2020
Balance at beginning of year	$84	$873
New loans and advances	11	31
Repayments, including loans sold	49	769
Changes in related parties [1]	—	(51)
Balance at end of year	$46	$84

1 The adjustments made in 2020 relate to the retirement of a director.

Deposits from executive officers, directors, their immediate family members, and their related business interests on December 31, 2021, and 2020 were approximately $6.2 million and $7.5 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of Total capital, Tier 1 capital and Common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes as of December 31, 2021 and 2020, the Company and Bank met or exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2021, the most recent notification from federal and state banking agencies categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” an institution must maintain minimum Total risk-based, Tier 1 risk-based, Common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. There are no known conditions or events since that notification that Management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of December 31 are presented in the following tables:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2021
Total capital to risk-weighted assets
Consolidated	$101,999	17.5%	$46,615	8.0%	$58,268	10.0%
Bank	100,547	17.3	46,599	8.0	58,248	10.0
Tier 1 capital to risk-weighted assets
Consolidated	94,712	16.3	34,961	6.0	46,615	8.0
Bank	93,260	16.0	34,949	6.0	46,599	8.0
Common equity tier 1 capital to risk-weighted assets
Consolidated	94,712	16.3	26,221	4.5	37,875	6.5
Bank	93,260	16.0	26,212	4.5	37,861	6.5
Tier 1 leverage ratio
Consolidated	94,712	8.3	45,441	4.0	56,801	5.0
Bank	93,260	8.2	45,433	4.0	56,791	5.0

2020
Total capital to risk-weighted assets
Consolidated	$95,149	16.9%	$44,969	8.0%	$56,211	10.0%
Bank	93,333	16.6	44,954	8.0	56,193	10.0
Tier 1 capital to risk-weighted assets
Consolidated	88,101	15.7	33,727	6.0	44,969	8.0
Bank	86,285	15.4	33,716	6.0	44,954	8.0
Common equity tier 1 capital to risk-weighted assets
Consolidated	88,101	15.7	25,295	4.5	36,537	6.5
Bank	86,285	15.4	25,287	4.5	36,526	6.5
Tier 1 leverage ratio
Consolidated	88,101	8.7	40,518	4.0	50,647	5.0
Bank	86,285	8.5	40,511	4.0	50,638	5.0

The Company’s primary source of funds with which to pay dividends, are dividends received from the Bank. The payment of dividends by the Bank to the Company is subject to restrictions by its regulatory agencies. These restrictions generally limit dividends to current year net income and prior two-years’ net retained earnings. Also, dividends may not reduce capital levels below the minimum regulatory requirements disclosed in the prior table. Under these provisions, on January 1, 2022, the Bank could dividend $13.6 million to the Company. The Company does not anticipate the financial need to obtain regulatory approval to pay dividends. Federal law prevents the Company from borrowing from the Bank unless loans are secured by specific obligations. Further, such secured loans are limited to an amount not exceeding ten percent of the Bank’s common stock and capital surplus.

NOTE 14 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION

A summary of condensed financial information of the parent company as of December 31, 2021, and 2020, and for each of the three years in the period ended December 31, 2021 follows:

(Dollars in thousands)	2021	2020
CONDENSED BALANCE SHEETS
ASSETS
Cash deposited with subsidiary bank	$1,244	$1,631
Investment in subsidiary bank	95,863	92,043
Securities available-for-sale	115	87
Other assets	143	146
TOTAL ASSETS	$97,365	$93,907
LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$50	$48
Total shareholders’ equity	97,315	93,859
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$97,365	$93,907

(Dollars in thousands)	2021	2020	2019
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Dividends on securities	$3	$3	$3
Dividends from subsidiary	4,150	4,140	3,170
Unrealized gain (loss) on equity securities	28	(4)	9
Other income	—	4	—
Total income	4,181	4,143	3,182
Operating expenses	341	357	357
Income before taxes and undistributed equity income of subsidiary	3,840	3,786	2,825
Income tax benefit	(65)	(76)	(73)
Equity earnings in subsidiary, net of dividends	6,932	6,706	7,516
NET INCOME	$10,837	$10,568	$10,414
COMPREHENSIVE INCOME	$7,726	$11,482	11,898

(Dollars in thousands)	2021	2020	2019
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income	$10,837	$10,568	$10,414
Adjustments to reconcile net income to cash provided by operations:
Equity earnings in subsidiary, net of dividends	(6,932)	(6,706)	(7,516)
Change in other assets, liabilities	(22)	(3)	(38)
Net cash provided by operating activities	3,883	3,859	2,860
Cash flows from financing activities:
Cash dividends paid	(3,331)	(3,099)	(2,962)
(Purchase) issuance of treasury stock	(939)	—	4
Net cash used in financing activities	(4,270)	(3,099)	(2,958)
(Decrease) increase in cash	(387)	760	(98)
Cash at beginning of year	1,631	871	969
Cash at end of year	$1,244	$1,631	$871

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of December 31, 2021, and December 31, 2020, by level within the fair value hierarchy. No liabilities were carried at fair value. As required by the accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost, adjusted for impairment and observable price changes.

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:		December 31, 2021
Securities available-for-sale
U.S. Treasury securities	$4,972	$—	$—	$4,972
U.S. Government agencies	—	13,672	—	13,672
Mortgage-backed securities of government agencies	—	77,774	—	77,774
Asset-backed securities of government agencies	—	753	—	753
State and political subdivisions	—	23,331	—	23,331
Corporate bonds	—	11,206	—	11,206
Total available-for-sale securities	$4,972	$126,736	$—	$131,708
Equity securities	$69	$—	$—	$69

Assets:		December 31, 2020
Securities available-for-sale
U.S. Treasury security	$1,011	$—	$—	$1,011
U.S. Government agencies	—	14,006	—	14,006
Mortgage-backed securities of government agencies	—	140,012	—	140,012
Asset-backed securities of government agencies	—	837	—	837
State and political subdivisions	—	23,966	—	23,966
Corporate bonds	—	10,606	—	10,606
Total available-for-sale securities	$1,011	$189,427	$—	$190,438
Equity securities	$41	$—	$—	$41

There were no assets measured on a nonrecurring basis as of December 31, 2021.  The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of December 31, 2020, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral securing the impaired loans include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included unobservable inputs and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis		December 31, 2020
Impaired loans	$—	$—	$10	$10

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level III inputs to determine fair value:

Quantitative Information about Level III Fair Value Measurements

	Fair Value	Valuation	Unobservable	Range
(Dollars in thousands)	Estimate	Techniques	Input	(Weighted Average)
	December 31, 2020
Impaired loans	$10	Appraisal of	Appraisal adjustments [2]	-20%
		collateral [1]	Liquidation expense [2]	-10%

1 Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various inputs which are not identifiable.

2 Appraisals may be adjusted by management for qualitative factors such as estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

NOTE 16 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments carried at amortized cost as of December 31 were as follows:

	2021
	Carrying				Total Fair
(Dollars in thousands)	Value	Level I	Level II	Level III	Value
Financial assets
Securities held-to-maturity	$174,808	$12,693	$161,835	$—	$174,528
Loans held for sale	231	238	—	—	238
Net loans	541,536	—	—	548,317	548,317
Mortgage servicing rights	604	—	—	604	604
Financial liabilities
Deposits	$1,002,747	$881,372	$—	$121,005	$1,002,377
Other borrowings	3,407	—	—	3,431	3,431

	2020
	Carrying				Total Fair
(Dollars in thousands)	Value	Level I	Level II	Level III	Value
Financial assets
Securities held-to-maturity	$9,045	$—	$9,225	$—	$9,225
Loans held for sale	1,378	1,428	—	—	1,428
Net loans	600,885	—	—	598,583	598,583
Mortgage servicing rights	488	—	—	488	488
Financial liabilities
Deposits	$891,562	$768,230	$—	$124,127	$892,357
Other borrowings	4,664	—	—	4,775	4,775

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a level 1 fair value that approximates their carrying value.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the years ended December 31, 2021, 2020, and 2019:

(Dollars in thousands)	Pretax	Tax Effect	After-Tax
BALANCE AS OF DECEMBER 31, 2018	$(1,786)	$374	$(1,412)
Unrealized holding gain (loss) on available-for-sale securities arising during the period	1,803	(378)	1,425
Amortization of held-to-maturity discount resulting from transfer	75	(16)	59
Total other comprehensive income	1,878	(394)	1,484

BALANCE AS OF DECEMBER 31, 2019	$92	$(20)	$72
Unrealized holding gain (loss) on available-for-sale securities arising during the period	1,094	(230)	864
Amortization of held-to-maturity discount resulting from transfer	63	(13)	50
Total other comprehensive income	1,157	(243)	914

BALANCE AS OF DECEMBER 31, 2020	$1,249	$(263)	$986
Unrealized holding gain (loss) on available-for-sale securities arising during the period	(2,050)	432	(1,618)
Unrealized loss on securities transferred from available-for-sale to held to maturity	(1,976)	415	(1,561)
Amortization of held-to-maturity discount resulting from transfer	86	(18)	68
Total other comprehensive loss	(3,940)	829	(3,111)

BALANCE AS OF DECEMBER 31, 2021	$(2,691)	$566	$(2,125)

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

NOTE 19– QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly financial data (unaudited) for the years ended December 31:

(Dollars in thousands, except per share data)	Interest Income	Net Interest Income	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
2021
First quarter	$7,581	$7,008	$2,885	$1.05	$1.05
Second quarter	7,014	6,471	2,745	1.00	1.00
Third quarter	7,805	7,325	2,901	1.06	1.06
Fourth quarter	7,129	6,713	2,306	0.85	0.85

2020
First quarter	$7,817	$6,916	$2,483	$0.91	$0.91
Second quarter	7,731	7,012	2,606	0.95	0.95
Third quarter	7,714	7,041	2,800	1.02	1.02
Fourth quarter	7,804	7,184	2,679	0.97	0.97

2019
First quarter	$7,968	$7,011	$2,540	$0.93	$0.93
Second quarter	8,121	7,071	2,586	0.94	0.94
Third quarter	8,262	7,188	2,695	0.98	0.98
Fourth quarter	8,110	7,129	2,593	0.95	0.95

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

Internal Control over Financial Reporting

Information contained in the Report On Management’s Assessment of Internal Control Over Financial Reporting in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended December 31, 2021, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, CSB’s 2021 internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 27, 2022 (the “2022 Annual Meeting”), is incorporated herein by reference from the information to be included under the captions “Proposal One – Election of Directors,” “Nominees for Election of Directors,” and “Directors Continuing in Office” in the Company’s definitive proxy statement relating to the 2022 Annual Meeting to be filed with the SEC (the “2022 Proxy Statement”) no later than 120 days after December 31, 2021. The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the information to be included under the caption “Executive Officers” in the 2022 Proxy Statement.

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

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders may recommend nominees to the Company’s Board of Directors can be found under the caption, “Shareholder Recommendations” in the 2022 Proxy Statement. These procedures have not materially changed from those described in the 2021 Proxy Statement.

Audit Committee

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections, “Membership and Meetings of the Board and its Committees” and the subsection, “Committees of the Board of Directors – Audit Committee” in the 2022 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections, “Discussion of Executive Compensation Programs” and, “Executive Compensation and Other Information” and the subsection, “Directors’ Compensation” under the section captioned, “Membership and Meetings of the Board and its Committees” in the 2022 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Compensation Committee Interlocks and Insider Participation” in the 2022 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “The Compensation Committee Report” in the 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

None.

Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2022 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Certain Relationships and Related Transactions” in the 2022 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Membership and Meetings of the Board and its Committees” in the 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the section, “Independent Registered Public Accounting Firm Fees” and subsection, “Audit Committee Procedures for Pre-Approval of Services by the Independent Public Accounting Firm” in the 2022 Proxy Statement.

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a.The following documents are filed as part of this report and included under Item 8:

(1) Financial Statements
Report of Independent Registered Public Accounting Firm (S.R. Snodgrass)
Consolidated Balance Sheets on December 31, 2021 and 2020
Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have been omitted.

(3) Exhibits

The documents listed in the Index to Exhibits that immediately precedes the "Signatures" pages of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.

b.Exhibits Required by Item 601 of Regulation S-K.

c.Financial Statement Schedules

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

CSB BANCORP, INC.

/s/ Eddie L. Steiner
Date: March 16, 2022	Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2022.

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