Form 10-K/A
period 2021-12-31
CSB BANCORP INC /OH
filed 2022-04-07
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of CSB Bancorp, Inc. (the “Company”) for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission on March 16, 2022 (the “Original Form 10-K”), is being filed for the sole purpose of providing a revised version of the S.R. Snodgrass audit opinion with a legible date.  The opinion of S.R. Snodgrass included in the Original Form 10-K in Part II, Item 8 contained an illegible date due to a formatting error. There are no other changes to the Original Form 10-K.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

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

Exhibit Index

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

CSB BANCORP, INC.

/s/ Eddie L. Steiner
Date: April 6, 2022	Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 6, 2022.

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