Form 10-Q
period 2022-03-31
CSB BANCORP INC /OH
filed 2022-05-10
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of May 1, 2022, the registrant had 2,718,024 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED March 31, 2022

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share and per share data)	2022	2021
ASSETS
Cash and cash equivalents
Cash and due from banks	$18,963	$19,543
Interest-earning deposits in other banks	111,274	224,114
Total cash and cash equivalents	130,237	243,657
Securities
Available-for-sale, at fair value	143,322	131,708
Held-to-maturity (fair value 2022-$232,675; 2021-$174,528)	246,301	174,808
Equity securities	248	115
Restricted stock, at cost	4,614	4,614
Total securities	394,485	311,245
Loans held for sale	431	231
Loans	567,375	549,154
Less allowance for loan losses	7,305	7,618
Net loans	560,070	541,536
Premises and equipment, net	13,730	13,866
Goodwill	4,728	4,728
Bank-owned life insurance	24,201	24,035
Accrued interest receivable and other assets	7,121	4,941
TOTAL ASSETS	$1,135,003	$1,144,239

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$335,974	$334,346
Interest-bearing	658,965	668,401
Total deposits	994,939	1,002,747
Short-term borrowings	38,893	36,530
Other borrowings	3,325	3,407
Accrued interest payable and other liabilities	2,918	4,240
Total liabilities	1,040,075	1,046,924
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,718,024 shares 2022 and 2021	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	79,416	76,715
Treasury stock at cost: 262,578 shares in 2022 and 2021	(5,719)	(5,719)
Accumulated other comprehensive loss	(7,213)	(2,125)
Total shareholders' equity	94,928	97,315
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,135,003	$1,144,239

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2022	2021
INTEREST AND DIVIDEND INCOME
Loans, including fees	$5,777	$6,865
Taxable securities	1,281	559
Nontaxable securities	110	111
Other	74	46
Total interest and dividend income	7,242	7,581
INTEREST EXPENSE
Deposits	349	538
Short-term borrowings	12	13
Other borrowings	16	22
Total interest expense	377	573
NET INTEREST INCOME	6,865	7,008
(RECOVERY OF) PROVISION FOR LOAN LOSSES	(300)	30
Net interest income, after (recovery of) provision for loan losses	7,165	6,978
NONINTEREST INCOME
Service charges on deposit accounts	265	207
Trust services	264	282
Debit card interchange fees	495	471
Gain on sale of loans, net	118	487
Earnings on bank owned life insurance	166	150
Unrealized gain or (loss) on equity securities, net	1	13
Other income	333	268
Total noninterest income	1,642	1,878
NONINTEREST EXPENSE
Salaries and employee benefits	3,155	3,029
Occupancy expense	272	254
Equipment expense	214	177
Professional and director fees	276	295
Financial institutions and franchise tax expense	195	188
Marketing and public relations	111	79
Software expense	333	300
Debit card expense	164	171
Amortization of intangible assets	—	11
FDIC insurance expense	83	108
Provision for unfunded loan commitments	13	103
Other expenses	652	566
Total noninterest expense	5,468	5,281
Income before income taxes	3,339	3,575
FEDERAL INCOME TAX PROVISION	638	690
NET INCOME	$2,701	$2,885
Basic and diluted net earnings per share	$0.99	$1.05

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net income	$2,701	$2,885
Other comprehensive loss
Unrealized losses arising during the period	(6,538)	(3,607)
Amortization of discount on securities transferred to held-to-maturity	98	16
Income tax effect	1,352	755
Other comprehensive loss	(5,088)	(2,836)
Total comprehensive (loss) income	$(2,387)	$49

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share data)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total
Three Months Ended March 31, 2022
Balance, beginning of period	$18,629	$9,815	$76,715	$(5,719)	$(2,125)	$97,315
Net income	—	—	2,701	—	—	2,701
Other comprehensive loss	—	—	—	—	(5,088)	(5,088)
Balance, end of period	$18,629	$9,815	$79,416	$(5,719)	$(7,213)	$94,928
Three Months Ended March 31, 2021
Balance, beginning of period	$18,629	$9,815	$69,209	$(4,780)	$986	$93,859
Net income	—	—	2,885	—	—	2,885
Other comprehensive loss	—	—	—	—	(2,836)	(2,836)
Cash dividends declared, $0.30 per share	—	—	(823)	—	—	(823)
Balance, end of period	$18,629	$9,815	$71,271	$(4,780)	$(1,850)	$93,085

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
NET CASH FROM OPERATING ACTIVITIES	$881	$3,315
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	4,530	16,369
Proceeds from repayments, held-to-maturity	5,205	784
Purchases, available-for-sale	(22,872)	(27,334)
Purchases, held-to-maturity	(76,712)	—
Purchases, equity securities	(131)	—
Loan (originations) repayments, net	(18,716)	25,325
Property, equipment, and software acquisitions	(78)	(558)
Net cash (used in) provided by investing activities	(108,774)	14,586
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(7,808)	77,007
Net increase in short-term borrowings	2,363	2,450
Repayment of other borrowings	(82)	(100)
Net cash (used in) provided by financing activities	(5,527)	79,357
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(113,420)	97,258
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	243,657	181,652
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$130,237	$278,910
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$381	$579
Income taxes	—	—
Noncash financing activities:
Dividends declared	—	823

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

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2022, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted.  The Annual Report for CSB for the year ended December 31, 2021, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements.  The results of operations for the periods ended March 31, 2022 are not necessarily indicative of the operating results for the full year or any future interim period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2016-13 - Financial Instruments - Credit Losses. The Update and all subsequent ASU’s that modified Topic 326, requires that financial assets be presented at the net amount expected to be collected (i.e., net of expected credit losses), eliminating the probable recognition threshold for credit losses on financial assets measured at amortized cost. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We expect the Update will result in an increase in the allowance for credit losses for the estimated life of the financial asset, including an estimate for held-to-maturity debt securities. The amount of any increase will be impacted by the portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time. A cumulative-effect adjustment to retained earnings is required as of the beginning of the year of adoption. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. In November 2019, the FASB deferred the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASU’s.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The amendments in this update eliminate TDR accounting for entities that have adopted Update 2016-13, while enhancing disclosure requirements for certain loan modifications by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The ASU also requires current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consist of the following on March 31, 2022 and December 31, 2021:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2022
Available-for-sale
U.S. Treasury securities	$15,310	$—	$(430)	$14,880
U.S. Government agencies	13,999	—	(904)	13,095
Mortgage-backed securities of government agencies	73,600	27	(4,306)	69,321
Asset-backed securities of government agencies	737	—	(7)	730
State and political subdivisions	23,154	35	(735)	22,454
Corporate bonds	23,744	—	(902)	22,842
Total available-for-sale	150,544	62	(7,284)	143,322
Held-to-maturity
U.S Treasury Securities	$12,713	$—	$(597)	$12,116
Mortgage-backed securities of government agencies	231,403	9	(12,874)	218,538
State and political subdivisions	2,185	—	(164)	2,021
Total held-to-maturity	246,301	9	(13,635)	232,675
Equity securities	185	63	—	248
Restricted stock	4,614	—	—	4,614
Total securities	$401,644	$134	$(20,919)	$380,859
December 31, 2021
Available-for-sale
U.S. Treasury securities	$4,982	$—	$(10)	$4,972
U.S. Government agencies	13,999	—	(327)	13,672
Mortgage-backed securities of government agencies	78,224	393	(843)	77,774
Asset-backed securities of government agencies	760	—	(7)	753
State and political subdivisions	23,189	343	(201)	23,331
Corporate bonds	11,238	57	(89)	11,206
Total available-for-sale	132,392	793	(1,477)	131,708
Held-to-maturity
U.S Treasury Securities	$12,700	$32	$(39)	$12,693
Mortgage-backed securities of government agencies	159,916	504	(766)	159,654
State and political subdivisions	2,192	3	(14)	2,181
Total held-to-maturity	174,808	539	(819)	174,528
Equity securities	53	62	—	115
Restricted stock	4,614	—	—	4,614
Total securities	$311,867	$1,394	$(2,296)	$310,965

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The amortized cost and fair value of debt securities on March 31, 2022, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$602	$603
Due after one through five years	49,847	48,097
Due after five through ten years	33,238	31,765
Due after ten years	66,857	62,857
Total debt securities available-for-sale	$150,544	$143,322
Held-to-maturity
Due in one year or less	$2,494	$2,432
Due after one through five years	7,390	7,026
Due after five through ten years	3,890	3,630
Due after ten years	232,527	219,587
Total debt securities held-to-maturity	$246,301	$232,675

Securities with a fair value of approximately $109.8 million and $103.0 million were pledged on March 31, 2022 and December 31, 2021, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock.  The Bank’s investment in FHLB stock amounted to approximately $4.1 million on March 31, 2022 and December 31, 2021. Federal Reserve Bank stock was $471 thousand on March 31, 2022 and December 31, 2021.

There were no proceeds from sales of securities for the three-month period ended March 31, 2022 and 2021. All gains and losses recognized on equity securities during the three-month period were unrealized.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, on March 31, 2022 and December 31, 2021:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2022
Available-for-sale
U.S. Treasury Securities	$(430)	$14,880	$—	$—	$(430)	$14,880
U.S. Government agencies	—	—	(904)	13,095	(904)	13,095
Mortgage-backed securities of government agencies	(2,290)	43,297	(2,016)	23,387	(4,306)	66,684
Asset-backed securities of government agencies	—	—	(7)	730	(7)	730
State and political subdivisions	(646)	13,934	(89)	715	(735)	14,649
Corporate bonds	(852)	19,392	(50)	950	(902)	20,342
Held-to-maturity
U.S. Treasury Securities	(597)	12,116	—	—	(597)	12,116
Mortgage-backed securities of government agencies	(10,713)	166,971	(2,161)	35,245	(12,874)	202,216
State and political subdivisions	(164)	2,021	—	—	(164)	2,021
Total temporarily impaired securities	$(15,692)	$272,611	$(5,227)	$74,122	$(20,919)	$346,733
December 31, 2021
Available-for-sale
U.S. Treasury Securities	$(10)	$4,972	$—	$—	$(10)	$4,972
U.S. Government agencies	(69)	2,930	(258)	10,742	(327)	13,672
Mortgage-backed securities of government agencies	(574)	43,595	(269)	12,653	(843)	56,248
Asset-backed securities of government agencies	—	—	(7)	753	(7)	753
State and political subdivisions	(201)	9,646	—	—	(201)	9,646
Corporate bonds	(44)	5,710	(45)	955	(89)	6,665
Held-to-maturity						—
U.S. Treasury Securities	(39)	9,837	—	—	(39)	9,837
Mortgage-backed securities of government agencies	(766)	98,906	—	—	(766)	98,906
State and political subdivisions	(14)	1,749	—	—	(14)	1,749
Total temporarily impaired securities	$(1,717)	$177,345	$(579)	$25,103	$(2,296)	$202,448

There were 148 securities in an unrealized loss position on March 31, 2022, 28 of which were in a continuous loss position for twelve (12) months or more.  There were 66 securities in an unrealized loss position on December 31, 2021, eleven (11) of which were in a continuous loss position for twelve (12) or more months.  At least quarterly, the Company conducts a comprehensive security-level impairment assessment.  The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities.  It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity.  As a result, management concluded that these securities were not other-than-temporarily impaired on March 31, 2022 and December 31, 2021, respectively.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Commercial [1]	$127,217	$123,933
Commercial real estate	189,417	194,754
Residential real estate	172,987	168,247
Construction & land development	62,184	46,042
Consumer	15,318	16,074
Total loans before deferred costs	567,123	549,050
Deferred loan costs, net	252	104
Total Loans	$567,375	$549,154

1 Includes $2.0 million and $4.6 million of Paycheck Protection Program loans on March 31, 2022, and December 31, 2021, respectively.

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

Loans serviced for others approximated $142.1 million on March 31, 2022 and December 31, 2021, respectively.

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2 trillion in economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. The Company had 19 PPP loans with outstanding principal balances of $2.0 million as of March 31, 2022, and 76 PPP loans with balances of $4.6 million outstanding as of December 31, 2021. The PPP loans are 100% guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category with no allowance for loan losses allocated.

In accordance with the SBA terms and conditions on these PPP loans, as of March 31, 2022, the Company has received approximately $5.4 million in fees associated with the processing of these loans since the inception of the program. Upon funding of the loans, fees are deferred and amortized over the life of the loan with the unearned balance fully recognized at the time a loan is forgiven as an adjustment to yield in accordance with FASB ASC 310-20-25-2. For the three months ended March 31, 2022, and 2021, interest and fee income recognized on PPP loans was $132 thousand and $902 thousand, respectively. As of March 31, 2022, there was approximately $49 thousand in remaining unearned fees on PPP loans outstanding.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentrations of Credit

Nearly all the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets.  The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans.   Credit concentrations, including commitments, as determined using North American Industry Classification Codes (NAICS), to the two largest industries compared to total loans on March 31, 2022, included $66.8 million, or 12%, of total loans to lessors of non-residential buildings or dwellings, and $33.3 million, or 6%, of total loans to assisted living facilities for the elderly. These loans are generally secured by real property and equipment, with repayment expected from operational cash flow. Credit evaluation is based on a review of cash flow coverage of principal, interest payments, and the adequacy of the collateral received.

The Company has identified industries that could be at a higher risk due to the COVID-19 pandemic. As of March 31, 2022, the total balance of loans, including commitments, identified to COVID-19 affected businesses was $45.5 million, with $33.3 million of those loans to assisted living facilities and $10.7 million to businesses in the hotel industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022, and 2021.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three months ended March 31, 2022, the decrease in the provision for loan losses for commercial real estate loans was primarily due to the improvement in businesses affected by the COVID-19 pandemic as well as the reduction of loans in this category. The increase in the provision for construction and land development loans and residential real estate loans was primarily related to the increase in balances of loans in these categories. The decrease in provision for all other categories for the three-month period is related to the improvement in overall economic conditions.

For the three months ended March 31, 2021, the decrease in the provision for loan losses for commercial loans was primarily related to payoffs of loans in the sawmill industry, which was partially offset by an increase related to provisions for impaired loans. The decrease in provision for the consumer loan category is primarily due to a reduction in delinquencies and historical losses, along with net recoveries for the three-month period. The increase in the provision for construction loans is primarily due to the uncertainty related to businesses affected by the COVID economic shutdown. The increase in the unallocated portion of the allowance for loan losses is due to the continuing uncertainty from the effects of the pandemic.

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three Months Ended March 31, 2022
Beginning balance	$1,240	$2,838	$992	$1,380	$421	$747	$7,618
(Recovery of) provision for loan losses	(65)	(288)	46	154	(31)	(116)	(300)
Charge-offs	(10)	—	—	—	(21)		(31)
Recoveries	4	—	1	—	13		18
Net (charge-offs) recoveries	(6)	—	1	—	(8)		(13)
Ending balance	$1,169	$2,550	$1,039	$1,534	$382	$631	$7,305
Three Months Ended March 31, 2021
Beginning balance	$1,739	$3,469	$1,156	$756	$352	$802	$8,274
Provision for loan losses	(115)	20	(23)	44	(79)	183	30
Charge-offs	(3)	—	—	—	(2)		(5)
Recoveries	19	—	1	—	19		39
Net (charge-offs) recoveries	16	—	1	—	17		34
Ending balance	$1,640	$3,489	$1,134	$800	$290	$985	$8,338

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class, based on the impairment method as of March 31, 2022 and December 31, 2021:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
March 31, 2022
Allowance for loan losses:
Individually evaluated for impairment	$205	$—	$2	$—	$3		$210
Collectively evaluated for impairment	964	2,550	1,037	1,534	379	631	7,095
Total ending allowance balance	$1,169	$2,550	$1,039	$1,534	$382	$631	$7,305
Loans:
Loans individually evaluated for impairment	$336	$254	$840	$329	$133		$1,892
Loans collectively evaluated for impairment	126,881	189,163	172,147	61,855	15,185		565,231
Total ending loans balance	$127,217	$189,417	$172,987	$62,184	$15,318		$567,123
December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$208	$9	$2	$—	$3	$—	$222
Collectively evaluated for impairment	1,032	2,829	990	1,380	418	747	7,396
Total ending allowance balance	$1,240	$2,838	$992	$1,380	$421	$747	$7,618
Loans:
Loans individually evaluated for impairment	$342	$291	$856	$329	$137		$1,955
Loans collectively evaluated for impairment	123,591	194,463	167,391	45,713	15,937		547,095
Total ending loans balance	$123,933	$194,754	$168,247	$46,042	$16,074		$549,050

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2022 and December 31, 2021:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total recorded investment[1]	Related Allowance
March 31, 2022
Commercial	$351	$132	$205	$337	$205
Commercial real estate	396	230	24	254	—
Residential real estate	911	556	288	844	2
Construction & land development	647	330	—	330	—
Consumer	137	9	129	138	3
Total impaired loans	$2,442	$1,257	$646	$1,903	$210
December 31, 2021
Commercial	$354	$134	$208	$342	$208
Commercial real estate	433	233	59	292	9
Residential real estate	925	571	291	862	2
Construction & land development	646	330	—	330	—
Consumer	141	23	119	142	3
Total impaired loans	$2,499	$1,291	$677	$1,968	$222

1Includes principal, accrued interest, unearned fees, and origination costs

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Average recorded investment:
Commercial	$264	$2,025
Commercial real estate	222	2,814
Residential real estate	849	810
Construction & land development	329	325
Consumer	135	139
Average recorded investment in impaired loans	$1,799	$6,113
Interest income recognized:
Commercial	$1	$10
Commercial real estate	2	30
Residential real estate	8	8
Construction & land development	—	—
Consumer	2	2
Interest income recognized on a cash basis on impaired loans	$13	$50

The following table presents the aging of past due loans and nonaccrual loans as of March 31, 2022 and December 31, 2021 by class of loans:

		Accruing Loans
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
March 31, 2022
Commercial	$127,011	$—	$—	$1	$205	$206	$127,217
Commercial real estate	189,279	—	—	—	138	138	189,417
Residential real estate	172,441	70	—	120	356	546	172,987
Construction & land development	61,855	—	—	—	329	329	62,184
Consumer	15,160	92	34	—	32	158	15,318
Total Loans	$565,746	$162	$34	$121	$1,060	$1,377	$567,123
December 31, 2021
Commercial	$123,698	$5	$17	$5	$208	$235	$123,933
Commercial real estate	194,615	—	—	—	139	139	194,754
Residential real estate	167,689	191	—	—	367	558	168,247
Construction & land development	45,713	—	—	—	329	329	46,042
Consumer	15,863	171	—	—	40	211	16,074
Total Loans	$547,578	$367	$17	$5	$1,083	$1,472	$549,050

Troubled Debt Restructurings

All troubled debt restructurings (“TDRs”) are individually evaluated for impairment and a related allowance is recorded, as needed.  Loans whose terms have been modified as TDRs totaled $1.2 million as of March 31, 2022, and $1.3 million as of December 31, 2021, with $5 thousand of specific reserves allocated to those loans at March 31, 2022 and $14 thousand at December 31, 2021, respectively.  On March 31, 2022, $1.1 million of the loans classified as TDRs were performing in accordance with their modified terms.  The remaining $94 thousand were classified as nonaccrual.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no loan modifications considered TDRs completed during the three months ended March 31, 2022.  Loan modifications considered TDRs completed during the three months ended March 31, 2021 were as follows:

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Three Months Ended March 31, 2021
Commercial real estate	1	1,300	1,300
Residential real estate	1	88	88
	2	$1,388	$1,388

The loans restructured were modified by changing the monthly payment to interest only and modifying the maturity dates.

None of the loans restructured in 2021 have defaulted in the three months ended March 31, 2022.  None of the loans restructured in 2020 defaulted in 2021.

There was no other real estate owned on March 31, 2022 and December 31, 2021.  There were no consumer mortgage loans secured by residential real estate in the process of foreclosure on March 31, 2022 and December 31, 2021.  There were no repossessed assets on March 31, 2022 and December 31, 2021.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans.  Loans listed as not rated annually are either less than $500 thousand or are included in groups of homogeneous loans.  Based on the most recent analysis performed, the risk category of loans by class is as follows as of March 31, 2022 and December 31, 2021:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
March 31, 2022
Commercial	$117,674	$5,272	$1,843	$—	$2,428	$127,217
Commercial real estate	172,890	3,169	12,416	—	942	189,417
Construction & land development	48,639	5,811	329	—	7,405	62,184
Total	$339,203	$14,252	$14,588	$—	$10,775	$378,818
December 31, 2021
Commercial	$114,608	$5,959	$2,203	$—	$1,163	$123,933
Commercial real estate	176,547	7,313	10,186	—	708	194,754
Construction & land development	33,205	5,439	329	—	7,069	46,042
Total	$324,360	$18,711	$12,718	$—	$8,940	$364,729

Management monitors the credit quality of residential real estate and consumer loans as homogenous groups.  These loans are evaluated based on delinquency status and included in the past due table in this section.  Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	March 31,	December 31,
(Dollars in thousands)	2022	2021
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$39,116	$36,737
Repurchase agreements	38,893	36,530

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by level within the fair value hierarchy. No liabilities are carried at fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.  Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes and are not included in the table below.

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2022
Assets:
Securities available-for-sale
U.S. Treasury securities	$14,880	$—	$—	$14,880
U.S. Government agencies	—	13,095	—	13,095
Mortgage-backed securities of government agencies	—	69,321	—	69,321
Asset-backed securities of government agencies	—	730	—	730
State and political subdivisions	—	22,454	—	22,454
Corporate bonds	—	22,842	—	22,842
Total available-for-sale securities	$14,880	$128,442	$—	$143,322
Equity securities	$202	$—	$—	$202

December 31, 2021
Assets:
Securities available-for-sale
U.S. Treasury securities	$4,972	$—	$—	$4,972
U.S. Government agencies	—	13,672	—	13,672
Mortgage-backed securities of government agencies	—	77,774	—	77,774
Asset-backed securities of government agencies	—	753	—	753
State and political subdivisions	—	23,331	—	23,331
Corporate bonds	—	11,206	—	11,206
Total available-for-sale securities	$4,972	$126,736	$—	$131,708
Equity securities	$69	$—	$—	$69

There were no assets reported at fair value and recorded on a nonrecurring basis on March 31, 2022 and December 31, 2021.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments as of March 31, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
March 31, 2022
Financial assets
Securities held-to-maturity	$246,301	$12,116	$220,559	$—	$232,675
Loans held for sale	431	444	—	—	444
Net loans	560,070	—	—	564,887	564,887
Mortgage servicing rights	618	—	—	618	618
Financial liabilities
Deposits	$994,939	$876,951	$—	$117,419	$994,370
Other borrowings	3,325	—	—	3,265	3,265

December 31, 2021
Financial assets
Securities held-to-maturity	174,808	12,693	161,835	—	174,528
Loans held for sale	231	238	—	—	238
Net loans	541,536	—	—	548,317	548,317
Mortgage servicing rights	604	—	—	604	604
Financial liabilities
Deposits	$1,002,747	$881,372	$—	$121,005	$1,002,377
Other borrowings	3,407	—	—	3,431	3,431

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a level 1 fair value that approximates their carrying value. The Company also has unrecognized financial instruments on March 31, 2022 and December 31, 2021.  These financial instruments relate to commitments to extend credit and letters of credit.  The aggregate contract amount of such financial instruments was approximately $250 million on March 31, 2022 and $248 million on December 31, 2021.  Such amounts are also considered to be the fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three months ended March 31, 2022 and 2021:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three Months Ended March 31, 2022
Balance, beginning of period	$(2,691)	$566	$(2,125)
Unrealized holding loss on available-for-sale securities arising during the period	(6,538)	1,373	(5,165)
Amortization of held-to-maturity discount resulting from transfer	98	(21)	77
Total other comprehensive loss	(6,440)	1,352	(5,088)
Balance, end of period	$(9,131)	$1,918	$(7,213)

Three Months Ended March 31, 2021
Balance, beginning of period	$1,249	$(263)	$986
Unrealized holding loss on available-for-sale securities arising during the period	(3,607)	758	(2,849)
Amortization of held-to-maturity discount resulting from transfer	16	(3)	13
Total other comprehensive loss	(3,591)	755	(2,836)
Balance, end of period	$(2,342)	$492	$(1,850)

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at March 31, 2022 as compared to December 31, 2021, and the consolidated results of operations for the three months ended March 31, 2022 compared to the same period in 2021. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets remained constant at $1.1 billion at March 31, 2022 as compared to December 31, 2021. During the three months ended March 31, 2022, securities increased $83 million, net loans increased $19 million, and cash and cash equivalents decreased $113 million. Deposits and short-term borrowings decreased $5 million.

Net loans increased $19 million, or 3%, as construction loans increased $16 million, or 35%, residential real estate loans increased $5 million, or 3%, and commercial real estate loans decreased $5 million, or 3% from December 31, 2021. Commercial loans increased $3 million, or 3%. PPP loans outstanding at March 31, 2022 were $2 million after the bank originated $129 million during 2020 and 2021. Consumer refinance activity slowed significantly on mortgage loans, home purchase activity remained stable despite limited inventory through the first three months of 2022, and home equity line originations increased by $3 million. Residential mortgage loan originations for the three months ended March 31, 2022 totaled $17 million, a decrease from $30 million in originations during the three months ended March 31, 2021. Originations sold into the secondary market were $3 million and $13 million, respectively during the three months ended March 31, 2022 and March 31, 2021. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

The allowance for loan losses decreased $1 million from the year ago quarter to $7.3 million. The Company has not early adopted CECL which has been delayed for smaller reporting companies. Year over year outstanding loan balances decreased 3% to $567 million at March 31, 2022. Net charge-offs were $13 thousand, or an annualized 0.01% of average loans, in the current three-month period compared to a net recoveries of $34 thousand net recovery, or -0.02% of average loans in the year-ago three-month period. At March 31, 2022, the allowance for total loans was 1.29%. We believe the allowance level is appropriate given the low level of problem loans and current composition of the overall loan portfolio in the current economic environment.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming loans increased $93 thousand to $1.2 million, or 0.21%, of total loans from $1.1 million, or 0.20%, at December 31, 2021. For the three months ended March 31, 2022 no loans were placed on nonaccrual status, $22 thousand in paydowns were received, and the bank charged off $2 thousand in personal loans due to non-payment.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2022	2021	2021
Non-performing loans	$1,181	$1,088	$3,089
Other real estate	—	—	—
Repossessed assets	—	—	—
Allowance for loan losses	7,305	7,618	8,338
Total loans	$567,375	$549,154	$582,714
Allowance for loan losses as a percentage of total loans	1.29%	1.39%	1.43%
Allowance for loan losses to total nonperforming loans	6.2X	7.0X	2.7X

The ratio of gross loans to deposits was 57.0% at March 31, 2022, compared to 54.8% at December 31, 2021.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $20.9 million within the available-for-sale and held-to-maturity portfolios as of March 31, 2022, was primarily the result of current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. As a result, all embedded security losses on March 31, 2022, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits decreased $7.8 million, or less than 1%, from December 31, 2021 with noninterest-bearing deposits increasing approximately $1.6 million, or less than 1%, and interest-bearing deposit accounts decreasing approximately $9.4 million, or 11%. Total deposits as of March 31, 2022 are $995 million, or 3%, greater than March 31, 2021 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits of $32 million, money market accounts of $17 million, savings of $25 million, and a decline in interest-bearing demand deposits of $42 million and time deposits by $6 million. Deposit growth has normalized following the Bank’s customers increasing deposits through stimulus payments and cash conservation as a result of the COVID-19 pandemic.

Short-term borrowings consisting of overnight repurchase agreements with retail customers increased $2.4 million, or 6%, to $39 million at March 31, 2022 as compared to December 31, 2021 and other borrowings decreased $82 thousand as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $94.9 million, or 8.4%, of total assets at March 31, 2022, a decrease of $2.4 million, or 2%, from $97.3 million December 31, 2021. The decrease in shareholders’ equity during the three months ended March 31, 2022 was due to accumulated other comprehensive loss (“AOCL”) of $5.1 million, that was partially offset by net income of $2.7 million. Rapidly rising interest rates during first quarter 2022 have caused the AOCL to increase as AFS securities are marked to fair market value. As interest rates rise, the fair value of AFS fixed rate securities decline with a corresponding net of tax decline recorded in the AOCL portion of equity. This unrealized loss in securities is temporary and is adjusted monthly for additional interest rate fluctuations, principal paydowns, calls, and maturities. The Company and the Bank met all regulatory capital requirements at March 31, 2022.

RESULTS OF OPERATIONS

Three months ended March 31, 2022 and 2021

For the quarters ended March 31, 2022 and 2021, the Company recorded net income of $2.7 million and $2.9 million and $0.99 and $1.05 per share, respectively. The $184 thousand decrease in net income for the period was primarily the result of a $236 thousand decrease in noninterest income, an increase in noninterest expenses of $187 thousand, and a decrease of $143 thousand in net interest income. The decreases were partially offset by a recovery of provision for loan losses of $300 thousand and a $52 thousand decrease in the federal income tax provision. Return on average assets and return on average equity were 0.96% and 11.26%, respectively, for the three-month period of 2022, compared to 1.10% and 12.33%, respectively for the same quarter in 2021.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Interest-earning deposits	$158,161	$74	0.19%	$203,200	$46	0.09%
Taxable securities	334,357	1,281	1.55	181,634	559	1.25
Tax-exempt securities [4]	25,311	140	2.24	23,368	141	2.45
Loans [3,4]	560,440	5,784	4.19	596,319	6,873	4.67
Total interest-earning assets	1,078,269	7,279	2.74%	1,004,521	7,619	3.08%
Noninterest-earning assets	60,329			55,964
TOTAL ASSETS	$1,138,598			$1,060,485

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$237,680	$49	0.08%	$252,061	87	0.14%
Savings deposits	309,094	68	0.09	262,828	70	0.11
Time deposits	119,912	232	0.78	122,723	381	1.26
Borrowed funds	44,027	28	0.26	43,311	35	0.33
Total interest-bearing liabilities	710,713	377	0.22%	680,923	573	0.34%
Noninterest-bearing demand deposits	326,725			280,451
Other liabilities	3,918			4,182
Shareholders' Equity	97,242			94,929
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,138,598			$1,060,485
Taxable equivalent net interest income, (Non-GAAP)		$6,902			$7,046
Tax equivalent adjustment [4]		(37)			(38)
Net interest income, (GAAP)		$6,865			$7,008
Net interest margin, (GAAP)			2.58%			2.83%
Tax equivalent adjustment [4]			0.02			0.02
Net interest margin-taxable equivalent, (Non-GAAP)			2.60%			2.85%
Taxable equivalent net interest spread			2.52%			2.74%

1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Interest income is shown on a fully tax-equivalent basis, which is a Non-GAAP measure and is reconciled to the GAAP measure at the bottom of the table.

Interest income for the quarter ended March 31, 2022, was $7.2 million representing a $339 thousand decrease, or 4%, compared to the same period in 2021. This decrease was primarily due to the decrease in loan interest and fee rate offset by an increase in securities balance volume in the comparable periods. Average loan rates decreased 48 basis points for the quarter ended March 31, 2022 as compared to the same period in 2021. Interest expense for the quarter ended March 31, 2022 was $377 thousand, a decrease of $196 thousand, or 34%, from the same quarter in 2021. The decrease in interest expense occurred primarily due to a decrease on all rates on interest-bearing liabilities for the quarter ended March 31, 2022, partially offset by increases in the average deposit balances.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ended March 31, 2022, with strengthening economic conditions and improving credit quality, the bank recognized a recovery for loan losses of $300 thousand to the provision for loan losses, compared to a provision for loan losses of $30 thousand for the same quarter in 2021. The recapture of provision for loan losses for the current quarter primarily reflects the sustained improvement in credit quality including the increase in loans graded as pass as well as a reduction of impaired and adversely classified loans. Economic indicators reflect improvement in residential real estate prices and low unemployment. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended March 31, 2022, was $1.6 million, a decrease of $236 thousand, or 13%, compared to the same quarter in 2021. The gain on the sale of mortgage loans into the secondary market decreased by $369 thousand, or 76%, for the quarter ended March 31, 2022 as fewer loans were sold into the secondary market due to decreasing demand for mortgage refinancing and declining inventories of homes available for sale. Fees from trust and brokerage services amounted to $264 thousand for the first quarter 2022, a decrease of $18 thousand, or 6%, as compared to the same quarter in 2021. Service charges on deposit accounts increased $58 thousand, or 28%, compared to the same quarter in 2021. Debit card interchange income increased $24 thousand, or 5%, with greater fees generated from usage in the first quarter 2022. Earnings on bank owned life insurance increased $16 thousand, or 11%, for the first quarter 2022, a result of adding policies in 2021.

Noninterest expenses for the quarter ended March 31, 2022 increased $187 thousand, or 4%, compared to the first quarter 2021. Salaries and employee benefits increased $126 thousand, or 4%, a result of decreases recognized in salary expense through the capitalization of salary expense assigned to loan origination that occurred during the first quarter of 2021.  Additional increases in base wages and retirement accruals were recognized in first quarter 2022 as compared to first quarter 2021. The provision for unfunded loan commitments increased $13 thousand over the prior year’s quarter with additional provision recorded for unfunded construction loans within the assisted/senior living sector that have been adversely affected by COVID-19. FDIC assessment amounted to $83 thousand as compared to $108 thousand in the first quarter 2021 due to improvement within nonperforming loans.  Marketing and public relations expense increased $32 thousand, or 41%, primarily due to new opportunities and more events taking place after being cancelled due to COVID-19. Occupancy expense increased $18 thousand, or 7%, in 2022 over the first quarter 2021. The Ohio financial institutions tax increased $7 thousand, or 4%, in the first quarter due to the Company’s increased capital base.   Professional and director fees decreased $19 thousand, or 6%, for the quarter ended March 31, 2022 as compared to the first quarter 2021. This decrease resulted from a reduction in outside audit fees.

Federal income tax expense decreased $52 thousand, or 8%, for the quarter ended March 31, 2022 as compared to the first quarter 2021. The provision for income taxes was $638 thousand (effective rate of 19.1%) for the quarter ended March 31, 2022, compared to $690 thousand (effective rate of 19.3%) for the same quarter ended 2021.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 8.0% at March 31, 2022 compared with 8.1% at December 31, 2021.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As of March 31, 2022, the Company and the Bank met all capital adequacy requirements to which they were subject.

	Capital Ratios
	March 31, 2022	December 31, 2021
Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	15.4%	16.3%
Bank	15.2%	16.0%

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	15.4%	16.3%
Bank	15.2%	16.0%

Total Capital To Risk Weighted Assets Ratio
Consolidated	16.6%	17.5%
Bank	16.4%	17.3%

Tier 1 Leverage Ratio
Consolidated	8.6%	8.3%
Bank	8.5%	8.2%

LIQUIDITY

(Dollars in thousands)	March 31, 2022	December 31, 2021	Change
Cash and cash equivalents	$130,237	$243,657	$(113,420)
Available from FHLB	108,295	107,054	1,241
Unpledged AFS securities at fair market value	120,604	108,158	12,446
	$359,136	$458,869	$(99,733)
Net deposits and short-term liabilities	$1,012,189	$1,016,821	$(4,632)
Liquidity ratio	35.5%	45.1%	(9.6)%
Minimum board approved liquidity ratio	20.0	20.0

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

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 By March 2022, Ohio’s unemployment rate approximated 4.1%.  The bank is based in Holmes County which is reporting the lowest unemployment rate in Ohio at 2.6% in March 2022.  Of the counties within the bank’s footprint, Stark County reported the highest unemployment rate at 4.1% in March. Many jobs within the Bank’s market footprint are going unfilled.  The rising rate of inflation, which stood at 8.5% in March 2022, has become persistent and market interest rates have risen substantially during the first quarter of the year. Credit quality in the Bank’s loan portfolio has continued to improve, however risks to the economy remain with higher prices for goods and labor.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. All balance sheet positions and interest rate projections are currently within the Company’s board-approved policy for both the twelve- month and twenty-four month periods.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -200 through +400 basis point changes, in 100 basis point increments, in market interest rates at March 31, 2022 and December 31, 2021. The net interest income reflected is for the first twelve-month period of the modeled twenty-four month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

March 31, 2022
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$33,000	$2,000	6.5%	+/- 25%
+300	32,504	1,504	4.9	+/-15
+200	32,010	1,010	3.3	+/-10
+100	31,514	514	1.7	+/-5
0	31,000	—	—	—
-100	30,357	(643)	(2.1)	+/-5
-200	29,726	(1,274)	(4.1)	+/-10

December 31, 2021
+400	$28,632	$1,499	5.5%	+/- 25%
+300	28,283	1,150	4.2	+/-15
+200	27,924	791	2.9	+/-10
+100	27,523	390	1.4	+/-5
0	27,133	—	—	—
-100	26,504	(629)	(2.3)	+/-5
-200	25,714	(1,419)	(5.2)	+/-10

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

Quarter ended March 31, 2022

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A - RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable
(b)	Not applicable
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2022:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
January 1, 2022 - January 31, 2022	—	—	—	112,791
February 1, 2022 - February 28, 2022	—	—	—	112,791
March 1, 2022 - March 31, 2022	—	—	—	112,791
Total for quarter	—	—	—	112,791

On March 2, 2021, CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 5% of the Company’s common shares or 137,117 of the Company’s outstanding shares. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. The Company repurchased no shares under the repurchase authorization during the quarterly period ended March 31, 2022.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended March 31, 2022

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	May 10, 2022	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	May 10, 2022	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer