Form 10-Q
period 2022-06-30
CSB BANCORP INC /OH
filed 2022-08-09
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of August 1, 2022, the registrant had 2,718,024 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED June 30, 2022

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share data)	2022	2021
ASSETS
Cash and cash equivalents
Cash and due from banks	$18,901	$19,543
Interest-earning deposits in other banks	84,465	224,114
Total cash and cash equivalents	103,366	243,657
Securities
Available-for-sale, at fair value	144,566	131,708
Held-to-maturity (fair value 2022-$223,686; 2021-$174,528)	248,261	174,808
Equity securities	251	115
Restricted stock, at cost	4,614	4,614
Total securities	397,692	311,245
Loans held for sale	428	231
Loans	582,185	549,154
Less allowance for loan losses	7,268	7,618
Net loans	574,917	541,536
Premises and equipment, net	13,615	13,866
Bank-owned life insurance	24,369	24,035
Goodwill	4,728	4,728
Deferred tax asset	2,284	325
Accrued interest receivable and other assets	5,379	4,616
TOTAL ASSETS	$1,126,778	$1,144,239

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$328,422	$334,346
Interest-bearing	664,691	668,401
Total deposits	993,113	1,002,747
Short-term borrowings	33,885	36,530
Other borrowings	2,594	3,407
Accrued interest payable and other liabilities	3,524	4,240
Total liabilities	1,033,116	1,046,924
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,718,024 shares in 2022 and 2021	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	80,940	76,715
Treasury stock at cost: 262,578 shares in 2022 and 2021	(5,719)	(5,719)
Accumulated other comprehensive loss	(10,003)	(2,125)
Total shareholders' equity	93,662	97,315
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,126,778	$1,144,239

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME
Loans, including fees	$6,032	$6,231	$11,809	$13,096
Taxable securities	1,660	604	2,941	1,163
Nontaxable securities	108	111	218	222
Other	203	68	277	114
Total interest and dividend income	8,003	7,014	15,245	14,595
INTEREST EXPENSE
Deposits	344	508	693	1,046
Short-term borrowings	14	15	26	28
Other borrowings	15	20	31	42
Total interest expense	373	543	750	1,116
NET INTEREST INCOME	7,630	6,471	14,495	13,479
(RECOVERY OF) PROVISION FOR LOAN LOSSES	(345)	(475)	(645)	(445)
Net interest income, after (recovery of) provision for loan losses	7,975	6,946	15,140	13,924
NONINTEREST INCOME
Service charges on deposit accounts	289	219	554	426
Trust services	253	264	517	546
Debit card interchange fees	543	526	1,038	997
Credit card fees	191	110	346	214
Gain on sale of loans, net	147	417	265	904
Earnings on bank owned life insurance	168	144	334	294
Unrealized gain or (loss) on equity securities, net	3	(1)	4	12
Other income	188	164	366	328
Total noninterest income	1,782	1,843	3,424	3,721
NONINTEREST EXPENSE
Salaries and employee benefits	3,412	3,044	6,567	6,073
Occupancy expense	276	247	548	501
Equipment expense	197	172	411	349
Professional and director fees	330	356	606	651
Financial institutions and franchise tax expense	194	187	389	375
Marketing and public relations	110	98	221	177
Software expense	326	336	659	636
Debit card expense	185	172	349	343
Amortization of intangible assets	—	11	—	22
FDIC insurance expense	75	120	158	228
Other expenses	669	647	1,334	1,316
Total noninterest expense	5,774	5,390	11,242	10,671
Income before income taxes	3,983	3,399	7,322	6,974
FEDERAL INCOME TAX PROVISION	774	654	1,412	1,344
NET INCOME	$3,209	$2,745	$5,910	$5,630
Basic and diluted net earnings per share	$1.18	$1.00	$2.17	$2.05

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income	$3,209	$2,745	$5,910	$5,630
Other comprehensive income (loss)
Unrealized (losses) gains arising during the period	(3,607)	1,649	(10,145)	(1,958)
Amortization of discount on securities transferred to held-to-maturity	75	16	173	32
Income tax effect	742	(350)	2,094	405
Other comprehensive income (loss)	(2,790)	1,315	(7,878)	(1,521)
Total comprehensive income (loss)	$419	$4,060	$(1,968)	$4,109

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total
Three Months Ended June 30, 2022
Balance, beginning of period	$18,629	$9,815	$79,416	$(5,719)	$(7,213)	$94,928
Net income	—	—	3,209	—	—	3,209
Other comprehensive loss	—	—	—	—	(2,790)	(2,790)
Cash dividends declared, $0.62 per share	—	—	(1,685)	—	—	(1,685)
Balance, end of period	$18,629	$9,815	$80,940	$(5,719)	$(10,003)	$93,662
Six Months Ended June 30, 2022
Balance, beginning of period	$18,629	$9,815	$76,715	$(5,719)	$(2,125)	$97,315
Net income	—	—	5,910	—	—	5,910
Other comprehensive loss	—	—	—	—	(7,878)	(7,878)
Cash dividends declared, $0.62 per share	—	—	(1,685)	—	—	(1,685)
Balance, end of period	$18,629	$9,815	$80,940	$(5,719)	$(10,003)	$93,662
Three Months Ended June 30, 2021
Balance, beginning of period	$18,629	$9,815	$71,271	$(4,780)	$(1,850)	$93,085
Net income	—	—	2,745	—	—	2,745
Other comprehensive income	—	—	—	—	1,315	1,315
Purchase of 8,106 treasury shares	—	—	—	(313)	—	(313)
Cash dividends declared, $0.30 per share	—	—	(820)	—	—	(820)
Balance, end of period	$18,629	$9,815	$73,196	$(5,093)	$(535)	$96,012
Six Months Ended June 30, 2021
Balance, beginning of period	$18,629	$9,815	$69,209	$(4,780)	$986	$93,859
Net income	—	—	5,630	—	—	5,630
Other comprehensive loss	—	—	—	—	(1,521)	(1,521)
Purchase of 8,106 treasury shares	—	—	—	(313)	—	(313)
Cash dividends declared, $0.60 per share	—	—	(1,643)	—	—	(1,643)
Balance, end of period	$18,629	$9,815	$73,196	$(5,093)	$(535)	$96,012

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
NET CASH FROM OPERATING ACTIVITIES	$4,889	$5,684
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	8,541	27,598
Proceeds from repayments, held-to-maturity	11,255	5,034
Purchases, available-for-sale	(31,904)	(33,917)
Purchases, held-to-maturity	(84,759)	(20,851)
Purchases, equity securities	(131)	—
Loan (originations) repayments, net	(33,231)	56,230
Property, equipment, and software acquisitions	(174)	(1,222)
Purchase of bank-owned life insurance	—	(2,000)
Net cash (used in) provided by investing activities	(130,403)	30,872
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(9,634)	95,106
Net (decrease) increase in short-term borrowings	(2,645)	1,260
Repayment of other borrowings	(813)	(1,094)
Cash dividends paid	(1,685)	(823)
Purchase of treasury shares	—	(313)
Net cash (used in) provided by financing activities	(14,777)	94,136
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(140,291)	130,692
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	243,657	181,652
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$103,366	$312,344
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$756	$1,137
Income taxes	1,050	1,375
Noncash financing activities:
Dividends declared	—	820

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

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2022, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted.  The Annual Report for CSB for the year ended December 31, 2021, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements.  The results of operations for the periods ended June 30, 2022 are not necessarily indicative of the operating results for the full year or any future interim period.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2016-13 - Financial Instruments - Credit Losses. The Update and all subsequent ASU’s that modified Topic 326, requires that financial assets be presented at the net amount expected to be collected (i.e., net of expected credit losses), eliminating the probable recognition threshold for credit losses on financial assets measured at amortized cost. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. The cumulative-effect adjustment to retained earnings is required as of the beginning of the year of adoption. The Company has contracted with a third-party software vendor to assist with the development of the Bank’s approach for determining expected credit losses under the new guidance. The Company is actively working on preliminary test calculations, and data validation, as well as process and procedural documentation. In November 2019, the FASB deferred the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASU’s.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The amendments in this update eliminate TDR accounting for entities that have adopted Update 2016-13, while enhancing disclosure requirements for certain loan modifications by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The ASU also requires current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consist of the following on June 30, 2022 and December 31, 2021:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2022
Available-for-sale
U.S. Treasury securities	$19,254	$—	$(574)	$18,680
U.S. Government agencies	13,999	—	(1,061)	12,938
Mortgage-backed securities of government agencies	69,884	3	(6,668)	63,219
Asset-backed securities of government agencies	711	—	(17)	694
State and political subdivisions	22,759	14	(727)	22,046
Corporate bonds	28,788	—	(1,799)	26,989
Total available-for-sale	155,395	17	(10,846)	144,566
Held-to-maturity
U.S Treasury Securities	$12,726	$—	$(831)	$11,895
Mortgage-backed securities of government agencies	233,357	8	(23,494)	209,871
State and political subdivisions	2,178	—	(258)	1,920
Total held-to-maturity	248,261	8	(24,583)	223,686
Equity securities	185	66	—	251
Restricted stock	4,614	—	—	4,614
Total securities	$408,455	$91	$(35,429)	$373,117
December 31, 2021
Available-for-sale
U.S. Treasury securities	$4,982	$—	$(10)	$4,972
U.S. Government agencies	13,999	—	(327)	13,672
Mortgage-backed securities of government agencies	78,224	393	(843)	77,774
Asset-backed securities of government agencies	760	—	(7)	753
State and political subdivisions	23,189	343	(201)	23,331
Corporate bonds	11,238	57	(89)	11,206
Total available-for-sale	132,392	793	(1,477)	131,708
Held-to-maturity
U.S Treasury Securities	$12,700	$32	$(39)	$12,693
Mortgage-backed securities of government agencies	159,916	504	(766)	159,654
State and political subdivisions	2,192	3	(14)	2,181
Total held-to-maturity	174,808	539	(819)	174,528
Equity securities	53	62	—	115
Restricted stock	4,614	—	—	4,614
Total securities	$311,867	$1,394	$(2,296)	$310,965

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The amortized cost and fair value of debt securities on June 30, 2022, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$601	$602
Due after one through five years	60,138	57,519
Due after five through ten years	30,018	28,069
Due after ten years	64,638	58,376
Total debt securities available-for-sale	$155,395	$144,566
Held-to-maturity
Due after one through five years	9,892	9,356
Due after five through ten years	3,892	3,479
Due after ten years	234,477	210,851
Total debt securities held-to-maturity	$248,261	$223,686

Securities with a fair value of approximately $119.1 million and $103.0 million were pledged on June 30, 2022 and December 31, 2021, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock.  The Bank’s investment in FHLB stock amounted to approximately $4.1 million on June 30, 2022 and December 31, 2021.  The FHLB is redeeming approximately $1.2 million stock in July 2022 at $100 par value per share. Federal Reserve Bank stock was $471 thousand on June 30, 2022 and December 31, 2021.

There were no proceeds from sales of securities for the three and six-month period ended June 30, 2022 and 2021. All gains and losses recognized on equity securities during the three and six-month period were unrealized.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, on June 30, 2022 and December 31, 2021:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2022
Available-for-sale
U.S. Treasury Securities	$(574)	$18,680	$—	$—	$(574)	$18,680
U.S. Government agencies	—	—	(1,061)	12,938	(1,061)	12,938
Mortgage-backed securities of government agencies	(3,598)	39,008	(3,070)	23,977	(6,668)	62,985
Asset-backed securities of government agencies	—	—	(17)	694	(17)	694
State and political subdivisions	(608)	15,444	(119)	683	(727)	16,127
Corporate bonds	(1,697)	25,591	(102)	898	(1,799)	26,489
Held-to-maturity
U.S. Treasury Securities	(536)	9,356	(295)	2,539	(831)	11,895
Mortgage-backed securities of government agencies	(19,243)	169,710	(4,251)	32,048	(23,494)	201,758
State and political subdivisions	(258)	1,920	—	—	(258)	1,920
Total temporarily impaired securities	$(26,514)	$279,709	$(8,915)	$73,777	$(35,429)	$353,486
December 31, 2021
Available-for-sale
U.S. Treasury Securities	$(10)	$4,972	$—	$—	$(10)	$4,972
U.S. Government agencies	(69)	2,930	(258)	10,742	(327)	13,672
Mortgage-backed securities of government agencies	(574)	43,595	(269)	12,653	(843)	56,248
Asset-backed securities of government agencies	—	—	(7)	753	(7)	753
State and political subdivisions	(201)	9,646	—	—	(201)	9,646
Corporate bonds	(44)	5,710	(45)	955	(89)	6,665
Held-to-maturity						—
U.S. Treasury Securities	(39)	9,837	—	—	(39)	9,837
Mortgage-backed securities of government agencies	(766)	98,906	—	—	(766)	98,906
State and political subdivisions	(14)	1,749	—	—	(14)	1,749
Total temporarily impaired securities	$(1,717)	$177,345	$(579)	$25,103	$(2,296)	$202,448

There were 175 securities in an unrealized loss position on June 30, 2022, 31 of which were in a continuous loss position for twelve (12) months or more.  There were 66 securities in an unrealized loss position on December 31, 2021, eleven (11) of which were in a continuous loss position for twelve (12) or more months.  At least quarterly, the Company conducts a comprehensive security-level impairment assessment.  The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities.  It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity.  As a result, management concluded that these securities were not other-than-temporarily impaired on June 30, 2022 and December 31, 2021, respectively.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Commercial [1]	$124,390	$123,933
Commercial real estate	194,568	194,754
Residential real estate	179,987	168,247
Construction & land development	67,732	46,042
Consumer	15,270	16,074
Total loans before deferred costs	581,947	549,050
Deferred loan costs, net	238	104
Total Loans	$582,185	$549,154

1 Includes $1.6 million and $4.6 million of Paycheck Protection Program loans on June 30, 2022, and December 31, 2021, respectively.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

With respect to loans to developers and builders that are secured by non-owner-occupied properties, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success.  Construction and land development loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners.  Construction and land development loans are generally based upon estimates of costs and value associated with the completed project.  These estimates may be inaccurate.

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

Loans serviced for others approximated $142.7 and $142.1 million on June 30, 2022 and December 31, 2021, respectively.

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2 trillion in economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. The Company had 11 PPP loans with outstanding principal balances of $1.6 million as of June 30, 2022, and 76 PPP loans with balances of $4.6 million outstanding as of December 31, 2021. The PPP loans are 100% guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category with no allowance for loan losses allocated.

In accordance with the SBA terms and conditions on these PPP loans, as of June 30, 2022, the Company has received approximately $5.4 million in fees associated with the processing of these loans since the inception of the program. Upon funding of the loans, fees are deferred and amortized over the life of the loan with the unearned balance fully recognized at the time a loan is forgiven as an adjustment to yield in accordance with FASB ASC 310-20-25-2. For the six months ended June 30, 2022 and 2021, interest and fee income recognized on PPP loans was $149 thousand and $1.7 million, respectively. For the three months ended June 30, 2022, and 2021, interest and fee income recognized on PPP loans was $17 thousand and $691 thousand, respectively. As of June 30, 2022, there was approximately $32 thousand in remaining unearned fees on PPP loans outstanding.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Concentrations of Credit

Nearly all the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets.  The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans.   Credit concentrations, including commitments, as determined using North American Industry Classification Codes (NAICS), to the two largest industries compared to total loans on June 30, 2022, included $72 million, or 12%, of total loans to lessors of non-residential buildings or dwellings, and $33.2 million, or 6%, of total loans to assisted living facilities for the elderly. These loans are generally secured by real property and equipment, with repayment expected from operational cash flow. Credit evaluation is based on a review of cash flow coverage of principal, interest payments, and the adequacy of the collateral received.

The Company has identified industries that could be at a higher risk due to the COVID-19 pandemic. As of June 30, 2022, the total balance of loans, including commitments, identified to COVID-19 affected businesses was $46.7 million, with $33.2 million of those loans to assisted living facilities and $13.4 million to businesses in the hotel industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2022, and 2021.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three and six months ended June 30, 2022, the decrease in the provision for loan losses for commercial real estate loans was primarily due to the improvement in businesses affected by the COVID-19 pandemic as well as the reduction of loan balances to businesses affected by the pandemic. The decrease in the provision for construction and land development loans was primarily related to the recovery of a prior loan charge off. The increase in provision for residential real estate loans is primarily due to loan growth. The increase for all other categories for the three-month period is related to current inflationary economic conditions.

For the three months ended June 30, 2021, the decrease in the provision for loan losses for commercial loans was primarily related to a payoff of one loan. For the six months ended June 30, 2021, the decrease in the provision for commercial loans was primarily related to payoffs, partially offset by an increase in specific reserves. The decrease in provision for all other categories is related to the improvement in economic conditions along with fewer delinquent and nonperforming loans and improvement in classified loan balances.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three Months Ended June 30, 2022
Beginning balance	$1,169	$2,550	$1,039	$1,534	$382	$631	$7,305
(Recovery of) provision for loan losses	50	(129)	138	(239)	12	(177)	(345)
Charge-offs	(8)	—	—	—	(3)		(11)
Recoveries	2	1	—	312	4		319
Net (charge-offs) recoveries	(6)	1	—	312	1		308
Ending balance	$1,213	$2,422	$1,177	$1,607	$395	$454	$7,268
Six Months Ended June 30, 2022
Beginning balance	$1,240	$2,838	$992	$1,380	$421	$747	$7,618
(Recovery of) provision for loan losses	(15)	(417)	184	(85)	(19)	(293)	(645)
Charge-offs	(18)	—	—	—	(24)		(42)
Recoveries	6	1	1	312	17		337
Net (charge-offs) recoveries	(12)	1	1	312	(7)		295
Ending balance	$1,213	$2,422	$1,177	$1,607	$395	$454	$7,268
Three Months Ended June 30, 2021
Beginning balance	$1,640	$3,489	$1,134	$800	$290	$985	$8,338
Provision for loan losses	(306)	(86)	(75)	(33)	(21)	46	(475)
Charge-offs	(3)	—	—	—	(17)		(20)
Recoveries	4	1	1	—	26		32
Net (charge-offs) recoveries	1	1	1	—	9		12
Ending balance	$1,335	$3,404	$1,060	$767	$278	$1,031	$7,875
Six Months Ended June 30, 2021
Beginning balance	$1,739	$3,469	$1,156	$756	$352	$802	$8,274
Provision for loan losses	(421)	(66)	(98)	11	(100)	229	(445)
Charge-offs	(6)	—	—	—	(19)		(25)
Recoveries	23	1	2	—	45		71
Net (charge-offs) recoveries	17	1	2	—	26		46
Ending balance	$1,335	$3,404	$1,060	$767	$278	$1,031	$7,875

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class, based on the impairment method as of June 30, 2022 and December 31, 2021:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
June 30, 2022
Allowance for loan losses:
Individually evaluated for impairment	$201	$—	$2	$—	$3		$206
Collectively evaluated for impairment	1,012	2,422	1,175	1,607	392	454	7,062
Total ending allowance balance	$1,213	$2,422	$1,177	$1,607	$395	$454	$7,268
Loans:
Loans individually evaluated for impairment	$330	$251	$701	$—	$130		$1,412
Loans collectively evaluated for impairment	124,060	194,317	179,286	67,732	15,140		580,535
Total ending loans balance	$124,390	$194,568	$179,987	$67,732	$15,270		$581,947
December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$208	$9	$2	$—	$3		$222
Collectively evaluated for impairment	1,032	2,829	990	1,380	418	747	7,396
Total ending allowance balance	$1,240	$2,838	$992	$1,380	$421	$747	$7,618
Loans:
Loans individually evaluated for impairment	$342	$291	$856	$329	$137		$1,955
Loans collectively evaluated for impairment	123,591	194,463	167,391	45,713	15,937		547,095
Total ending loans balance	$123,933	$194,754	$168,247	$46,042	$16,074		$549,050

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2022 and December 31, 2021:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total recorded investment[1]	Related Allowance
June 30, 2022
Commercial	$348	$129	$201	$330	$201
Commercial real estate	393	228	23	251	—
Residential real estate	754	420	286	706	2
Construction & land development	—	—	—	—	—
Consumer	134	8	126	134	3
Total impaired loans	$1,629	$785	$636	$1,421	$206
December 31, 2021
Commercial	$354	$134	$208	$342	$208
Commercial real estate	433	233	59	292	9
Residential real estate	925	571	291	862	2
Construction & land development	646	330	—	330	—
Consumer	141	23	119	142	3
Total impaired loans	$2,499	$1,291	$677	$1,968	$222

1Includes principal, accrued interest, unearned fees, and origination costs

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Average recorded investment:
Commercial	$255	$1,979	$261	$2,002
Commercial real estate	200	2,337	212	2,738
Residential real estate	780	834	819	822
Construction & land development	109	—	55	—
Consumer	130	135	133	137
Average recorded investment in impaired loans	$1,474	$5,285	$1,480	$5,699
Interest income recognized:
Commercial	$1	$9	$2	$19
Commercial real estate	2	21	4	51
Residential real estate	8	8	16	16
Construction & land development	—	—	—	—
Consumer	2	2	4	4
Interest income recognized on a cash basis on impaired loans	$13	$40	$26	$90

The following table presents the aging of past due loans and nonaccrual loans as of June 30, 2022 and December 31, 2021 by class of loans:

		Accruing Loans
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
June 30, 2022
Commercial	$124,166	$22	$—	$1	$201	$224	$124,390
Commercial real estate	194,419	11	—	—	138	149	194,568
Residential real estate	179,621	61	—	—	305	366	179,987
Construction & land development	67,656	76	—	—	—	76	67,732
Consumer	15,041	184	—	—	45	229	15,270
Total Loans	$580,903	$354	$—	$1	$689	$1,044	$581,947
December 31, 2021
Commercial	$123,698	$5	$17	$5	$208	$235	$123,933
Commercial real estate	194,615	—	—	—	139	139	194,754
Residential real estate	167,689	191	—	—	367	558	168,247
Construction & land development	45,713	—	—	—	329	329	46,042
Consumer	15,863	171	—	—	40	211	16,074
Total Loans	$547,578	$367	$17	$5	$1,083	$1,472	$549,050

Troubled Debt Restructurings

All troubled debt restructurings (“TDRs”) are individually evaluated for impairment and a related allowance is recorded, as needed.  Loans whose terms have been modified as TDRs totaled $1.1 million as of June 30, 2022, and $1.3 million as of December 31, 2021, with $5 thousand of specific reserves allocated to those loans at June 30, 2022 and $14 thousand at December 31, 2021, respectively.  On June 30, 2022, $1.1 million of the

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

loans classified as TDRs were performing in accordance with their modified terms.  The remaining $33 thousand were classified as nonaccrual.

There were no loan modifications considered TDRs completed during the three and six months ended June 30, 2022.  Loan modifications considered TDRs completed during the three and six months ended June 30, 2021, were as follows:

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Three Months Ended June 30, 2021
Commercial	3	$894	$894
Commercial real estate	1	386	386
	4	$1,280	$1,280
Six Months Ended June 30, 2021
Commercial	3	894	894
Commercial real estate	2	1,686	1,686
Residential real estate	1	88	88
	6	$2,668	$2,668

The loans restructured were modified by changing the monthly payment to interest only and modifying the maturity dates.

None of the loans restructured in 2021 have defaulted in the three months ended June 30, 2022.  None of the loans restructured in 2020 defaulted in 2021.   Mortgage loans in the process of foreclosure were $17 thousand on June 30, 2022, and there were none at December 31, 2021.

There was no other real estate owned on June 30, 2022 and December 31, 2021.  There were no repossessed assets on June 30, 2022 and December 31, 2021.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans.  Loans listed as not rated annually are either less than $500 thousand or are included in groups of homogeneous loans.  Based on the most recent analysis performed, the risk category of loans by class is as follows as of June 30, 2022 and December 31, 2021:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
June 30, 2022
Commercial	$115,689	$2,406	$3,684	$—	$2,611	$124,390
Commercial real estate	180,599	1,370	10,375	—	2,224	194,568
Construction & land development	53,323	6,156	—	—	8,253	67,732
Total	$349,611	$9,932	$14,059	$—	$13,088	$386,690
December 31, 2021
Commercial	$114,608	$5,959	$2,203	$—	$1,163	$123,933
Commercial real estate	176,547	7,313	10,186	—	708	194,754
Construction & land development	33,205	5,439	329	—	7,069	46,042
Total	$324,360	$18,711	$12,718	$—	$8,940	$364,729

Management monitors the credit quality of residential real estate and consumer loans as homogenous groups.  These loans are evaluated based on delinquency status and included in the past due table in this section.  Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	June 30,	December 31,
(Dollars in thousands)	2022	2021
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$34,121	$36,737
Repurchase agreements	33,885	36,530

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy. No liabilities are carried at fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.  Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes and are not included in the table below.

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2022
Assets:
Securities available-for-sale
U.S. Treasury securities	$18,680	$—	$—	$18,680
U.S. Government agencies	—	12,938	—	12,938
Mortgage-backed securities of government agencies	—	63,219	—	63,219
Asset-backed securities of government agencies	—	694	—	694
State and political subdivisions	—	22,046	—	22,046
Corporate bonds	—	26,989	—	26,989
Total available-for-sale securities	$18,680	$125,886	$—	$144,566
Equity securities	$205	$—	$—	$205

December 31, 2021
Assets:
Securities available-for-sale
U.S. Treasury securities	$4,972	$—	$—	$4,972
U.S. Government agencies	—	13,672	—	13,672
Mortgage-backed securities of government agencies	—	77,774	—	77,774
Asset-backed securities of government agencies	—	753	—	753
State and political subdivisions	—	23,331	—	23,331
Corporate bonds	—	11,206	—	11,206
Total available-for-sale securities	$4,972	$126,736	$—	$131,708
Equity securities	$69	$—	$—	$69

There were no assets reported at fair value and recorded on a nonrecurring basis on June 30, 2022 and December 31, 2021.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments as of June 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
June 30, 2022
Financial assets
Securities held-to-maturity	$248,261	$11,895	$211,791	$—	$223,686
Loans held for sale	428	433	—	—	433
Net loans	574,917	—	—	574,378	574,378
Mortgage servicing rights	644	—	—	644	644
Financial liabilities
Deposits	$993,113	$875,812	$—	$114,881	$990,693
Other borrowings	2,594	—	—	2,513	2,513

December 31, 2021
Financial assets
Securities held-to-maturity	$174,808	$12,693	$161,835	$—	$174,528
Loans held for sale	231	238	—	—	238
Net loans	541,536	—	—	548,317	548,317
Mortgage servicing rights	604	—	—	604	604
Financial liabilities
Deposits	$1,002,747	$881,372	$—	$121,005	$1,002,377
Other borrowings	3,407	—	—	3,431	3,431

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a level 1 fair value that approximates their carrying value. The Company also has unrecognized financial instruments on June 30, 2022 and December 31, 2021.  These financial instruments relate to commitments to extend credit and letters of credit.  The aggregate contract amount of such financial instruments was approximately $269 million on June 30, 2022 and $248 million on December 31, 2021.  Such amounts are also considered to be the fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and six months ended June 30, 2022 and 2021:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three Months Ended June 30, 2022
Balance as of March 31, 2022	$(9,131)	$1,918	$(7,213)
Unrealized holding loss on available-for-sale securities arising during the period	(3,607)	757	(2,850)
Amortization of held-to-maturity discount resulting from transfer	75	(15)	60
Total other comprehensive loss	(3,532)	742	(2,790)
Balance, end of period	$(12,663)	$2,660	$(10,003)

Six Months Ended June 30, 2022
Balance, beginning of period	$(2,691)	$566	$(2,125)
Unrealized holding loss on available-for-sale securities arising during the period	(10,145)	2,130	(8,015)
Amortization of held-to-maturity discount resulting from transfer	173	(36)	137
Total other comprehensive loss	(9,972)	2,094	(7,878)
Balance, end of period	$(12,663)	$2,660	$(10,003)

Three Months ended June 30, 2021
Balance as of March 31, 2021	$(2,342)	$492	$(1,850)
Unrealized holding gain on available-for-sale securities arising during the period	1,649	(346)	1,303
Amortization of held-to-maturity discount resulting from transfer	16	(4)	12
Total other comprehensive income	1,665	(350)	1,315
Balance, end of period	$(677)	$142	$(535)

Six Months Ended June 30, 2021
Balance, beginning of period	$1,249	$(263)	$986
Unrealized holding loss on available-for-sale securities arising during the period	(1,958)	411	(1,547)
Amortization of held-to-maturity discount resulting from transfer	32	(6)	26
Total other comprehensive loss	(1,926)	405	(1,521)
Balance, end of period	$(677)	$142	$(535)

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company at June 30, 2022 as compared to December 31, 2021, and the consolidated results of operations for the three and six months ended June 30, 2022 compared to the same periods in 2021. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets remained constant at $1.1 billion at June 30, 2022 compared to December 31, 2021. During the six months ended June 30, 2022, securities increased $86 million, net loans increased $33 million, and cash and cash equivalents decreased $140 million. Deposits and short-term borrowings decreased $12 million.

Net loans increased $33 million, or 6%, as construction loans increased $22 million, or 47%, and residential real estate loans increased $12 million, or 7% from December 31, 2021. Commercial and commercial real estate loans were flat compared to December 31, 2021 including $3 million in PPP loan forgiveness from year end. PPP loans outstanding at June 30, 2022 were $1.6 million after the bank originated $129 million in PPP loans during 2020 and 2021. Consumer refinance activity slowed significantly on mortgage loans, home purchase activity remained stable despite limited inventory through the first six months of 2022, and home equity line originations increased by $5 million. Residential mortgage loan originations for the six months ended June 30, 2022 totaled $44 million, a decrease from $59 million in originations during the six months ended June 30, 2021. Originations sold into the secondary market were $7 million and $27 million, respectively during the six months ended June 30, 2022 and June 30, 2021. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

The allowance for loan losses decreased $607 thousand from the year ago quarter to $7.3 million. The Company has not early adopted CECL which has been delayed for smaller reporting companies. Net recoveries were $295 thousand, or an annualized 0.21% of average loans, in the current six-month period compared to net recoveries of $46 thousand, or 0.01% of average loans in the year-ago six-month period. At June 30, 2022, the allowance for total loans was 1.25%. We believe the allowance level is appropriate given the low level of problem loans and composition of the overall loan portfolio in the current economic environment.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming loans decreased $398 thousand to $690 thousand, or 0.12%, of total loans from $1.1 million, or 0.20%, on December 31, 2021. For the six months ended June 30, 2022, $50 thousand in loans were placed on nonaccrual status, $436 thousand in paydowns were received, and $10 thousand in personal loans were charged-off due to non-payment.

	June 30,	December 31,	June 30,
(Dollars in thousands)	2022	2021	2021
Non-performing loans	$690	$1,088	$2,786
Other real estate	—	—	—
Repossessed assets	—	—	—
Allowance for loan losses	7,268	7,618	7,875
Total loans	$582,185	$549,154	$552,030
Allowance for loan losses as a percentage of total loans	1.25%	1.39%	1.43%
Allowance for loan losses to total nonperforming loans	10.5X	7.0X	2.8X

The ratio of gross loans to deposits was 58.6% at June 30, 2022, compared to 54.8% at December 31, 2021.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $35.4 million within the available-for-sale and held-to-maturity portfolios as of June 30, 2022, was primarily the result of current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. As a result, all embedded security losses on June 30, 2022, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits decreased $10 million, or less than 1%, from December 31, 2021 with noninterest-bearing deposits decreasing approximately $6 million, or 2%, and interest-bearing deposit accounts decreasing approximately $4 million, or less than 1%. Total deposits as of June 30, 2022 are $993 million, or less than 1%, greater than June 30, 2021 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits of $26 million, money market accounts of $17 million, savings of $12 million, and declines in interest-bearing demand deposits of $41 million and time deposits by $8 million. Deposit growth has normalized following the Bank’s customers increasing deposits through stimulus payments and cash conservation as a result of the COVID-19 pandemic.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $3 million, or 7%, to $34 million at June 30, 2022 as compared to December 31, 2021 and other borrowings decreased $813 thousand as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $94 million, or 8.3%, of total assets at June 30, 2022, a decrease of $4 million, or 3.8%, from $97 million December 31, 2021. The decrease in shareholders’ equity during the six months ended June 30, 2022 was due to accumulated other comprehensive loss (“AOCL”) of $8 million, which was partially offset by net income of $5.9 million, less cash dividends of $1.7 million. Rapidly rising interest rates during 2022 have caused the AOCL to increase as AFS securities are marked to fair market value. As interest rates rise, the fair value of AFS fixed-rate securities decline with a corresponding net of tax decline recorded in the AOCL portion of equity. This unrealized loss in securities is temporary and is adjusted monthly for additional interest rate fluctuations, principal paydowns, calls, and maturities. The Company and the Bank met all regulatory capital requirements at June 30, 2022.

RESULTS OF OPERATIONS

Three months ended June 30, 2022 and 2021

For the quarters ended June 30, 2022 and 2021, the Company recorded net income of $3.2 million and $2.7 million and $1.18 and $1.00 per share, respectively. The $464 thousand increase in net income for the period was primarily the result of a $1.2 million increase in net interest income, offset by an increase in noninterest expenses of $384 thousand, and a decrease of $61 thousand in noninterest income. The recovery of provision for loan losses was $345 thousand in 2022 compared to $475 thousand for the three-month period in 2021, and the federal income tax provision increased $120 thousand. Return on average assets and return on average equity were 1.13% and 13.73%, respectively, for the three-month period of 2022, compared to 0.97% and 11.62%, respectively for the same quarter in 2021.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Interest-earning deposits	$99,122	$203	0.82%	$291,587	$68	0.09%
Taxable securities	374,246	1,660	1.78	193,252	604	1.25
Tax-exempt securities [4]	24,184	137	2.27	24,029	141	2.35
Loans [3,4]	574,824	6,039	4.21	564,997	6,239	4.43
Total interest-earning assets	1,072,376	8,039	3.01%	1,073,865	7,052	2.63%
Noninterest-earning assets	63,942			57,386
TOTAL ASSETS	$1,136,318			$1,131,251

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$237,950	$56	0.09%	$281,376	$94	0.13%
Savings deposits	307,234	75	0.10	276,746	70	0.10
Time deposits	118,232	213	0.72	124,436	345	1.11
Borrowed funds	41,663	29	0.28	44,956	34	0.30
Total interest-bearing liabilities	705,079	373	0.21%	727,514	543	0.30%
Noninterest-bearing demand deposits	333,692			305,459
Other liabilities	3,797			3,492
Shareholders' Equity	93,750			94,786
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,136,318			$1,131,251
Taxable equivalent net interest income, (Non-GAAP)		$7,666			$6,509
Tax equivalent adjustment [4]		(36)			(38)
Net interest income, (GAAP)		$7,630			$6,471
Net interest margin, (GAAP)			2.86%			2.42%
Tax equivalent adjustment [4]			0.01			0.01
Net interest margin-taxable equivalent, (Non-GAAP)			2.87%			2.43%
Taxable equivalent net interest spread			2.80%			2.33%

1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Interest income is shown on a fully tax-equivalent basis, which is a Non-GAAP measure and is reconciled to the GAAP measure at the bottom of the table.

Interest income for the quarter ended June 30, 2022, was $8 million representing a $989 thousand increase, or 14%, compared to the same period in 2021. This increase was primarily due to the additional volume and increased rates on taxable securities, as well as an increase in the rate earned on interest-earning deposits, partially offset by the decrease in loan interest rates in the comparable periods. Average loan rates decreased 22 basis points for the quarter ended June 30, 2022 as compared to the same period in 2021, primarily from PPP fees declining from $552 thousand in 2021 to $17 thousand in 2022. Interest expense for the quarter ended June 30, 2022 was $373 thousand, a decrease of $170 thousand, or 31%, from the same quarter in 2021. The decrease in interest expense occurred primarily due to the decrease in interest rates and the volume of time deposit accounts along with the decrease in rates on interest-bearing demand deposits for the quarter ended June 30, 2022.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ended June 30, 2022, with improving credit quality and net loan recoveries, the bank recognized a recovery for loan losses of $345 thousand to the provision for loan losses, compared to a recovery for loan losses of $475 thousand for the same quarter in 2021. The recapture of provision for loan losses for the current quarter primarily reflects the sustained improvement in credit quality including the increase in loans graded as pass as well as a reduction of impaired loans, along with net recoveries during the quarter of $308 thousand. Economic indicators reflect improvement in residential real estate prices and low unemployment. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended June 30, 2022, was $1.8 million, a decrease of $61 thousand, or 3%, compared to the same quarter in 2021. The gain on the sale of mortgage loans into the secondary market decreased by $270 thousand, or 65%, for the quarter ended June 30, 2022 as fewer loans were sold into the secondary market due to decreasing demand for mortgage refinancing as interest rates increased and inventories of homes available for sale declined. Fees from trust and brokerage services amounted to $253 thousand for the second quarter 2022, a decrease of $11 thousand, or 4%, as compared to the same quarter in 2021. Service charges on deposit accounts increased $70 thousand, or 32%, compared to the same quarter in 2021, primarily from increased customer overdraft fees. Debit card interchange income increased $17 thousand, or 3%, with greater fees generated from usage in the second quarter 2022. Credit card fee income increased $81 thousand, or 74% as improvements to the card program have resulted in increased customer usage. Earnings on bank owned life insurance increased $24 thousand, or 17%, for the second quarter 2022.

Noninterest expenses for the quarter ended June 30, 2022 increased $384 thousand, or 7%, compared to the second quarter 2021. Salaries and employee benefits increased $368 thousand, or 12%, a result of increases in base wages and retirement accruals recognized in second quarter 2022 as compared to second quarter 2021. FDIC assessment amounted to $75 thousand as compared to $120 thousand in the second quarter 2021 due to improvement within nonperforming loans.  Marketing and public relations expense increased $12 thousand, or 12%, primarily due to new opportunities and more events taking place after being cancelled due to COVID-19. Occupancy and equipment expense increased $54 thousand, or 13%, in 2022 over the second quarter 2021, primarily due to increases in depreciation related to facility improvements and increased cost of building and equipment repairs and maintenance. The Ohio financial institutions tax increased $7 thousand, or 4%, in the second quarter due to the Company’s increased capital base.   Professional and director fees decreased $26 thousand, or 7%, for the quarter ended June 30, 2022 as compared to the second quarter 2021, as a result of fewer loan collection expenses.

Federal income tax expense increased $120 thousand, or 18%, for the quarter ended June 30, 2022 as compared to the second quarter 2021. The provision for income taxes was $774 thousand (effective rate of 19.4%) for the quarter ended June 30, 2022, compared to $654 thousand (effective rate of 19.2%) for the same quarter ended 2021.

RESULTS OF OPERATIONS

Six months ended June 30, 2022, and 2021

For the six months ended June 30, 2022, and 2021, the Company recorded net income of $5.9 million and $5.6 million and $2.17 and $2.05 per share, respectively. The $280 thousand increase in net income for the six-month period was primarily the result of an increase in net interest income of $1.0 million, which was partially offset by a reduction in noninterest income of $297 thousand and an increase in noninterest expenses of $571 thousand. A negative loan loss provision of $645 thousand for the period as compared to a smaller negative loss provision of $445 thousand for the same period in 2021 also contributed to increased net income for the six months. The federal income tax provision was $68 thousand higher during the six-month period in 2022. Return on average assets and return on average equity were 1.05% and 12.48%, respectively, for the six months ended June 30, 2022, compared to 1.04% and 11.97%, respectively for the same period in 2021.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Interest-earning deposits in other banks	128,478	277	0.43%	247,638	114	0.09%
Taxable securities	354,411	2,941	1.67	187,476	1,163	1.25
Tax-exempt securities[4]	24,745	277	2.26	23,700	281	2.39
Loans[3,4]	567,671	11,823	4.20	580,572	13,113	4.55
Total earning assets	1,075,305	15,318	2.87%	1,039,386	14,671	2.85%
Other assets	62,147			56,692
TOTAL ASSETS	$1,137,452			$1,096,078

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$237,816	$106	0.09%	$266,799	$180	0.14%
Savings deposits	308,159	142	0.09	269,826	140	0.10
Time deposits	119,067	445	0.75	123,584	726	1.18
Other borrowed funds	42,838	57	0.27	44,138	70	0.32
Total interest bearing liabilities	707,880	750	0.21%	704,347	1,116	0.32%
Non-interest bearing demand deposits	330,228			293,024
Other liabilities	3,857			3,850
Shareholders' Equity	95,487			94,857
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,137,452			$1,096,078
Taxable equivalent net interest income, (Non-GAAP)		$14,568			$13,555
Tax equivalent adjustment [4]		(73)			(76)
Net interest income, (GAAP)		$14,495			$13,479
Net interest margin, (GAAP)			2.72%			2.61%
Tax equivalent adjustment [4]			0.01			0.02
Net interest margin-taxable equivalent, (Non-GAAP)			2.73%			2.63%
Taxable equivalent net interest spread			2.66%			2.53%

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the six months ended June 30, 2022, was $15.2 million representing a $650 thousand increase, or 4%, compared to the same period in 2021. This increase was primarily due to volume and yield increases on taxable securities along with yield increases on overnight deposits in other banks for the period ended June 30, 2022, as compared to the same period in 2021. Offsetting these increases was the decrease in average loan balances and the average interest earned on loans, primarily from PPP fees declining from $1.5 million in 2021 to $150 thousand in 2022. Average PPP loan balances decreased from $39 million at June 30 2021 to $1.6 million on June 30, 2022 as loans were forgiven by the SBA. Interest expense for the six months ended June 30, 2022, was $750 thousand, a decrease of $366 thousand, or 33%, from the same period in 2021. The decrease in interest expense occurred primarily due to a decrease in rates on all interest-bearing liabilities for the six months ended June 30, 2022, partially offset by an increase in the average balances of savings deposits in 2022.

For the six months ended June 30, 2022, the provision for loan losses was a credit (reversal) of provision of $645 thousand, compared to a smaller credit provision of $445 thousand for the same period in 2021. For more discussion see Results of Operations, three months. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the six months ended June 30, 2022, was $3.4 million, a decrease of $297 thousand, or 8%, compared to the same period in 2021. The gain on the sale of mortgage loans to the secondary market decreased $639 thousand to $265 thousand for the six months ended June 30, 2022, as increases in interest rates slowed mortgage loan refinancing.  Debit card interchange income increased $41 thousand, or 4%.  Earnings on bank owned life insurance policies increased $40 thousand for the period. Service charges on deposit accounts increased $128 thousand, or 30%, compared to the same period in 2021 primarily from increases in overdraft fees, as well as increases in business service charges on deposit accounts. Credit card fee income increased $132 thousand, or 62% with growth in business credit card customers and interchange income. Fees from trust and brokerage services decreased $29 thousand for the period.

Noninterest expenses for the six months ended June 30, 2022, increased $571 thousand, or 5%, compared to the same period in 2021.   Salaries and employee benefits increased $494 thousand, or 8%, a result of increased salaries, with additions to lending staff, and reduced credits on deferred loan costs with less volume originated in commercial loans. Marketing and public relations expense increased $44 thousand, or 25%, with marketing, brand recognition initiatives, and community support in the company’s market slowly increasing in volume due to increasing opportunities presenting after previous cancellations due to COVID-19. Occupancy and equipment expenses increased $109 thousand over the same period in 2021 with an increase in depreciation and maintenance expense.  Professional and director fees decreased $45 thousand for the six months ended June 30, 2022, as compared to the same period in 2021.

Federal income tax expense increased $68 thousand, or 5%, for the six months ended June 30, 2022, as compared to the same period in 2021. The provision for income taxes was $1.4 million (effective rate of 19.3%) for the six months ended June 30, 2022, compared to $1.3 million (effective rate of 19.3%) for the same period ended 2021.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 7.9% at June 30, 2022 compared with 8.1% at December 31, 2021.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As of June 30, 2022, the Company and the Bank met all capital adequacy requirements to which they were subject.

	Capital Ratios
	June 30, 2022	December 31, 2021
Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	15.0%	16.3%
Bank	14.8%	16.0%

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	15.0%	16.3%
Bank	14.8%	16.0%

Total Capital To Risk Weighted Assets Ratio
Consolidated	16.1%	17.5%
Bank	15.9%	17.3%

Tier 1 Leverage Ratio
Consolidated	8.7%	8.3%
Bank	8.5%	8.2%

LIQUIDITY

(Dollars in thousands)	June 30, 2022	December 31, 2021	Change
Cash and cash equivalents	$103,366	$243,657	$(140,291)
Available from FHLB	110,470	107,054	3,416
Unpledged AFS securities at fair market value	127,099	108,158	18,941
	$340,935	$458,869	$(117,934)
Net deposits and short-term liabilities	$1,010,376	$1,016,821	$(6,445)
Liquidity ratio	33.7%	45.1%	(11.4)%
Minimum board approved liquidity ratio	20.0	20.0

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

The weighted average number of common shares outstanding for earnings per share computations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Basic Earnings Per Share
Net income	$3,209	$2,745	$5,910	$5,630
Weighted average common shares	2,718,024	2,740,390	2,718,024	2,741,365
Basic Earnings Per Share	$1.18	$1.00	$2.17	$2.05

Diluted Earnings Per Share
Net income	$3,209	$2,745	$5,910	$5,630
Weighted average common shares	2,718,024	2,740,390	2,718,024	2,741,365
Diluted Earnings Per Share	$1.18	$1.00	$2.17	$2.05

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

By June 2022, Ohio’s unemployment rate approximated 4.5%.  The bank is based in Holmes County which is reporting an unemployment rate of 3.0% in June 2022.  Of the counties within the bank’s footprint, Stark County reported the highest unemployment rate at 4.2% in June. Many jobs within the Bank’s market footprint are going unfilled.  The rising rate of inflation, which stood at 9.1% in June 2022, has become persistent and market interest rates have risen substantially during the first six months of the year. Credit quality in the Bank’s loan portfolio has continued to improve, however risks to the economy remain with higher prices for goods and labor.

Management performs a quarterly analysis of the Company’s interest rate risk over a twenty-four-month horizon. The analysis includes two balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. All balance sheet positions, and interest rate projections are currently within the Company’s board-approved policy for both the twelve- month and twenty-four-month periods.

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -200 through +400 basis point changes, in 100 basis point increments, in market interest rates at June 30, 2022 and December 31, 2021. The net interest income reflected is for the first twelve-month period of the modeled twenty-four-month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

June 30, 2022
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$35,300	$1,164	3.4%	+/- 25%
+300	35,014	878	2.6	+/-15
+200	34,726	590	1.7	+/-10
+100	34,422	286	0.8	+/-5
0	34,136	—	—	—
-100	33,696	(440)	(1.3)	+/-5
-200	32,811	(1,325)	(3.9)	+/-10

December 31, 2021
+400	$28,632	$1,499	5.5%	+/- 25%
+300	28,283	1,150	4.2	+/-15
+200	27,924	791	2.9	+/-10
+100	27,523	390	1.4	+/-5
0	27,133	—	—	—
-100	26,504	(629)	(2.3)	+/-5
-200	25,714	(1,419)	(5.2)	+/-10

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

Quarter ended June 30, 2022

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A - RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable
(b)	Not applicable
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2022:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
April 1, 2022 - April 30, 2022	—	—	—	112,791
May 1, 2022 - May 31, 2022	—	—	—	112,791
June 1, 2022 - June 30, 2022	—	—	—	112,791
Total for quarter	—	—	—	112,791

On March 2, 2021, CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 5% of the Company’s common shares or 137,117 of the Company’s outstanding shares. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. The Company repurchased no shares under the repurchase authorization during the quarterly period ended June 30, 2022.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June 30, 2022

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	August 9, 2022	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	August 9, 2022	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer