Form 10-Q
period 2022-09-30
CSB BANCORP INC /OH
filed 2022-11-09
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of November 1, 2022, the registrant had 2,707,576 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2022

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share data)	2022	2021
ASSETS
Cash and cash equivalents
Cash and due from banks	$20,859	$19,543
Interest-earning deposits in other banks	86,657	224,114
Total cash and cash equivalents	107,516	243,657
Securities
Available-for-sale, at fair value	143,433	131,708
Held-to-maturity (fair value 2022-$214,721; 2021-$174,528)	252,362	174,808
Equity securities	249	115
Restricted stock, at cost	3,430	4,614
Total securities	399,474	311,245
Loans held for sale	200	231
Loans	609,971	549,154
Less allowance for loan losses	7,008	7,618
Net loans	602,963	541,536
Premises and equipment, net	13,455	13,866
Bank-owned life insurance	24,539	24,035
Goodwill	4,728	4,728
Deferred tax asset	159	325
Accrued interest receivable and other assets	8,796	4,616
TOTAL ASSETS	$1,161,830	$1,144,239

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$338,043	$334,346
Interest-bearing	691,231	668,401
Total deposits	1,029,274	1,002,747
Short-term borrowings	34,199	36,530
Other borrowings	2,528	3,407
Accrued interest payable and other liabilities	3,848	4,240
Total liabilities	1,069,849	1,046,924
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,707,576 shares in 2022 and 2,718,024 in 2021	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	83,696	76,715
Treasury stock at cost: 273,026 shares in 2022 and 262,578 shares in 2021	(6,107)	(5,719)
Accumulated other comprehensive loss	(14,052)	(2,125)
Total shareholders' equity	91,981	97,315
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,161,830	$1,144,239

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME
Loans, including fees	$6,680	$6,897	$18,489	$19,993
Taxable securities	1,780	677	4,721	1,840
Nontaxable securities	110	117	328	339
Other	586	114	863	228
Total interest and dividend income	9,156	7,805	24,401	22,400
INTEREST EXPENSE
Deposits	559	450	1,252	1,496
Short-term borrowings	25	13	51	41
Other borrowings	12	17	43	59
Total interest expense	596	480	1,346	1,596
NET INTEREST INCOME	8,560	7,325	23,055	20,804
(RECOVERY OF) PROVISION FOR LOAN LOSSES	(250)	(210)	(895)	(655)
Net interest income, after (recovery of) provision for loan losses	8,810	7,535	23,950	21,459
NONINTEREST INCOME
Service charges on deposit accounts	321	250	875	676
Trust services	216	252	733	798
Debit card interchange fees	530	515	1,568	1,512
Credit card fees	170	127	516	341
Gain on sale of loans, net	49	270	314	1,174
Earnings on bank owned life insurance	170	163	504	457
Unrealized gain or (loss) on equity securities, net	(2)	8	2	20
Other income	221	183	587	511
Total noninterest income	1,675	1,768	5,099	5,489
NONINTEREST EXPENSE
Salaries and employee benefits	3,199	3,228	9,766	9,301
Occupancy expense	272	270	820	771
Equipment expense	193	170	604	519
Professional and director fees	555	180	1,161	831
Financial institutions and franchise tax expense	195	188	584	563
Marketing and public relations	141	147	362	324
Software expense	397	318	1,056	954
Debit card expense	201	181	550	524
Amortization of intangible assets	—	11	—	33
FDIC insurance expense	93	130	251	358
Provision for unfunded loan commitments	—	210	13	210
Other expenses	699	680	2,020	1,996
Total noninterest expense	5,945	5,713	17,187	16,384
Income before income taxes	4,540	3,590	11,862	10,564
FEDERAL INCOME TAX PROVISION	890	689	2,302	2,033
NET INCOME	$3,650	$2,901	$9,560	$8,531
Basic and diluted net earnings per share	$1.35	$1.06	$3.52	$3.12

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income	$3,650	$2,901	$9,560	$8,531
Other comprehensive income (loss)
Unrealized (losses) arising during the period	(5,189)	(831)	(15,334)	(2,790)
Amortization of discount on securities transferred to held-to-maturity	64	11	237	44
Income tax effect	1,076	172	3,170	577
Other comprehensive (loss)	(4,049)	(648)	(11,927)	(2,169)
Total comprehensive income (loss)	$(399)	$2,253	$(2,367)	$6,362

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total
Three Months Ended September 30, 2022
Balance, beginning of period	$18,629	$9,815	$80,940	$(5,719)	$(10,003)	$93,662
Net income	—	—	3,650	—	—	3,650
Other comprehensive loss	—	—	—	—	(4,049)	(4,049)
Purchase of 10,448 treasury shares	—	—	—	(388)	—	(388)
Cash dividends declared, $0.33 per share	—	—	(894)	—	—	(894)
Balance, end of period	$18,629	$9,815	$83,696	$(6,107)	$(14,052)	$91,981
Nine Months Ended September 30, 2022
Balance, beginning of period	$18,629	$9,815	$76,715	$(5,719)	$(2,125)	$97,315
Net income	—	—	9,560	—	—	9,560
Other comprehensive loss	—	—	—	—	(11,927)	(11,927)
Purchase of 10,448 treasury shares	—	—	—	(388)	—	(388)
Cash dividends declared, $0.95 per share	—	—	(2,579)	—	—	(2,579)
Balance, end of period	$18,629	$9,815	$83,696	$(6,107)	$(14,052)	$91,981
Three Months Ended September 30, 2021
Balance, beginning of period	$18,629	$9,815	$73,196	$(5,093)	$(535)	$96,012
Net income	—	—	2,901	—	—	2,901
Other comprehensive loss	—	—	—	—	(648)	(648)
Purchase of 8,720 treasury shares	—	—	—	(331)	—	(331)
Cash dividends declared, $0.31 per share	—	—	(845)	—	—	(845)
Balance, end of period	$18,629	$9,815	$75,252	$(5,424)	$(1,183)	$97,089
Nine Months Ended September 30, 2021
Balance, beginning of period	$18,629	$9,815	$69,209	$(4,780)	$986	$93,859
Net income	—	—	8,531	—	—	8,531
Other comprehensive loss	—	—	—	—	(2,169)	(2,169)
Purchase of 16,826 treasury shares	—	—	—	(644)	—	(644)
Cash dividends declared, $0.91 per share	—	—	(2,488)	—	—	(2,488)
Balance, end of period	$18,629	$9,815	$75,252	$(5,424)	$(1,183)	$97,089

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
NET CASH FROM OPERATING ACTIVITIES	$8,894	$9,148
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	11,293	36,478
Proceeds from repayments, held-to-maturity	16,901	5,990
Purchases, available-for-sale	(38,868)	(35,196)
Purchases, held-to-maturity	(94,542)	(48,258)
Purchases, equity securities	(131)	—
Redemption of FHLB stock	1,183	—
Loan (originations) repayments, net	(61,004)	63,021
Property, equipment, and software acquisitions	(217)	(1,734)
Purchase of bank-owned life insurance	—	(2,000)
Net cash (used in) provided by investing activities	(165,385)	18,301
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	26,527	77,067
Net (decrease) increase in short-term borrowings	(2,331)	915
Repayment of other borrowings	(879)	(1,175)
Cash dividends paid	(2,579)	(1,643)
Purchase of treasury shares	(388)	(644)
Net cash provided by financing activities	20,350	74,520
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(136,141)	101,969
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	243,657	181,652
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$107,516	$283,621
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,351	$1,627
Income taxes	1,760	1,725
Noncash financing activities:
Dividends declared	—	845

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

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2022, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted.  The Annual Report for CSB for the year ended December 31, 2021, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements.  The results of operations for the periods ended September 30, 2022 are not necessarily indicative of the operating results for the full year or any future interim period.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consist of the following on September 30, 2022 and December 31, 2021:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2022
Available-for-sale
U.S. Treasury securities	$23,214	$—	$(1,033)	$22,181
U.S. Government agencies	13,999	—	(1,408)	12,591
Mortgage-backed securities of government agencies	70,077	7	(9,575)	60,509
Asset-backed securities of government agencies	672	—	(16)	656
State and political subdivisions	22,725	—	(1,313)	21,412
Corporate bonds	28,764	—	(2,680)	26,084
Total available-for-sale	159,451	7	(16,025)	143,433
Held-to-maturity
U.S Treasury Securities	$12,740	$—	$(1,209)	$11,531
Mortgage-backed securities of government agencies	237,034	—	(36,041)	200,993
State and political subdivisions	2,588	—	(391)	2,197
Total held-to-maturity	252,362	—	(37,641)	214,721
Equity securities	185	64	—	249
Restricted stock	3,430	—	—	3,430
Total securities	$415,428	$71	$(53,666)	$361,833
December 31, 2021
Available-for-sale
U.S. Treasury securities	$4,982	$—	$(10)	$4,972
U.S. Government agencies	13,999	—	(327)	13,672
Mortgage-backed securities of government agencies	78,224	393	(843)	77,774
Asset-backed securities of government agencies	760	—	(7)	753
State and political subdivisions	23,189	343	(201)	23,331
Corporate bonds	11,238	57	(89)	11,206
Total available-for-sale	132,392	793	(1,477)	131,708
Held-to-maturity
U.S Treasury Securities	$12,700	$32	$(39)	$12,693
Mortgage-backed securities of government agencies	159,916	504	(766)	159,654
State and political subdivisions	2,192	3	(14)	2,181
Total held-to-maturity	174,808	539	(819)	174,528
Equity securities	53	62	—	115
Restricted stock	4,614	—	—	4,614
Total securities	$311,867	$1,394	$(2,296)	$310,965

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The amortized cost and fair value of debt securities on September 30, 2022, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$613	$612
Due after one through five years	68,797	64,025
Due after five through ten years	25,133	22,817
Due after ten years	64,908	55,979
Total debt securities available-for-sale	$159,451	$143,433
Held-to-maturity
Due in one year or less	$2,496	$2,402
Due after one through five years	7,405	6,739
Due after five through ten years	3,894	3,275
Due after ten years	238,567	202,305
Total debt securities held-to-maturity	$252,362	$214,721

Securities with a fair value of approximately $112.5 million and $103.0 million were pledged on September 30, 2022 and December 31, 2021, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock.  The Bank’s investment in FHLB stock amounted to approximately $2.9 million and $4.1 on September 30, 2022 and December 31, 2021.  The FHLB is redeemed approximately $1.2 million in stock in July 2022 at $100 par value per share. Federal Reserve Bank stock was $471 thousand on September 30, 2022 and December 31, 2021.

There were no proceeds from sales of securities for the three and nine-month period ended September 30, 2022 and 2021. All gains and losses recognized on equity securities during the three and nine-month period were unrealized.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, on September 30, 2022 and December 31, 2021:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2022
Available-for-sale
U.S. Treasury Securities	$(1,033)	$22,181	$—	$—	$(1,033)	$22,181
U.S. Government agencies	—	—	(1,408)	12,591	(1,408)	12,591
Mortgage-backed securities of government agencies	(1,584)	14,973	(7,991)	42,288	(9,575)	57,261
Asset-backed securities of government agencies	—	—	(16)	656	(16)	656
State and political subdivisions	(926)	18,816	(387)	2,371	(1,313)	21,187
Corporate bonds	(2,562)	25,202	(118)	882	(2,680)	26,084
Held-to-maturity
U.S. Treasury Securities	—	—	(1,209)	11,531	(1,209)	11,531
Mortgage-backed securities of government agencies	(20,326)	120,767	(15,715)	70,860	(36,041)	191,627
State and political subdivisions	(181)	1,273	(210)	924	(391)	2,197
Total temporarily impaired securities	$(26,612)	$203,212	$(27,054)	$142,103	$(53,666)	$345,315
December 31, 2021
Available-for-sale
U.S. Treasury Securities	$(10)	$4,972	$—	$—	$(10)	$4,972
U.S. Government agencies	(69)	2,930	(258)	10,742	(327)	13,672
Mortgage-backed securities of government agencies	(574)	43,595	(269)	12,653	(843)	56,248
Asset-backed securities of government agencies	—	—	(7)	753	(7)	753
State and political subdivisions	(201)	9,646	—	—	(201)	9,646
Corporate bonds	(44)	5,710	(45)	955	(89)	6,665
Held-to-maturity						—
U.S. Treasury Securities	(39)	9,837	—	—	(39)	9,837
Mortgage-backed securities of government agencies	(766)	98,906	—	—	(766)	98,906
State and political subdivisions	(14)	1,749	—	—	(14)	1,749
Total temporarily impaired securities	$(1,717)	$177,345	$(579)	$25,103	$(2,296)	$202,448

There were 203 securities in an unrealized loss position on September 30, 2022, 61 of which were in a continuous loss position for twelve (12) months or more.  There were 66 securities in an unrealized loss position on December 31, 2021, eleven (11) of which were in a continuous loss position for twelve (12) or more months.  At least quarterly, the Company conducts a comprehensive security-level impairment assessment.  The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities.  It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity.  As a result, management concluded that these securities were not other-than-temporarily impaired on September 30, 2022 and December 31, 2021, respectively.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consist of the following:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Commercial [1]	$135,975	$123,933
Commercial real estate	208,979	194,754
Residential real estate	190,029	168,247
Construction & land development	58,388	46,042
Consumer	16,339	16,074
Total loans before deferred costs	609,710	549,050
Deferred loan costs, net	261	104
Total Loans	$609,971	$549,154

1 Includes $392 thousand and $4.6 million of Paycheck Protection Program loans on September 30, 2022, and December 31, 2021, respectively.

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

Loans serviced for others approximated $139.2 and $142.1 million on September 30, 2022 and December 31, 2021, respectively.

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2 trillion in economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. The Company had seven PPP loans with outstanding principal balances of $392  thousand as of September 30, 2022, and 76 PPP loans with balances of $4.6 million outstanding as of December 31, 2021. The PPP loans are 100% guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category with no allowance for loan losses allocated.

In accordance with the SBA terms and conditions on these PPP loans, as of September 30, 2022, the Company has received approximately $5.4 million in fees associated with the processing of these loans since the inception of the program. Upon funding of the loans, fees are deferred and amortized over the life of the loan with the unearned balance fully recognized at the time a loan is forgiven as an adjustment to yield in accordance with FASB ASC 310-20-25-2. For the nine months ended September 30, 2022, and 2021, interest and fee income recognized on PPP loans was $187 thousand and $2.7 million, respectively. For the three months ended September 30, 2022, and 2021, interest and fee income recognized on PPP loans was $25 thousand and $974 thousand, respectively. As of September 30, 2022, there was approximately $8 thousand in remaining unearned fees on PPP loans outstanding.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Concentrations of Credit

Nearly all the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets.  The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans.   Credit concentrations, including commitments, as determined using North American Industry Classification Codes (NAICS), to the two largest industries compared to total loans on September 30, 2022, included $71.9 million, or 12%, of total loans to lessors of non-residential buildings or dwellings, and $27.8 million, or 5%, of total loans to assisted living facilities for the elderly. These loans are generally secured by real property and equipment, with repayment expected from operational cash flow. Credit evaluation is based on a review of cash flow coverage of principal, interest payments, and the adequacy of the collateral received.

The Company has identified industries that could be at a higher risk due to the COVID-19 pandemic. As of September 30, 2022, the total balance of loans, including commitments, identified to COVID-19 affected businesses was $37.9 million, with $27.8 million of those loans to assisted living facilities and $10.1 million to businesses in the hotel industry.

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2022, and 2021.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three and nine months ended September 30, 2022, the decrease in the provision for loan losses for commercial real estate loans was primarily due to the improvement in businesses affected by the COVID-19 pandemic as well as the reduction of loan balances to businesses affected by the pandemic. The decrease in the provision for construction and land development loans for the nine-month period was primarily related to the recovery of a prior loan charge off in the second quarter and the three-month period was due to a decrease in loan balances in the third quarter. The increase in provision for residential real estate loans is primarily due to loan growth.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three Months Ended September 30, 2022
Beginning balance	$1,213	$2,422	$1,177	$1,607	$395	$454	$7,268
(Recovery of) provision for loan losses	45	(298)	111	(331)	(137)	360	(250)
Charge-offs	(13)	(12)	—	—	(4)		(29)
Recoveries	4	—	1	—	14		19
Net (charge-offs) recoveries	(9)	(12)	1	—	10		(10)
Ending balance	$1,249	$2,112	$1,289	$1,276	$268	$814	$7,008
Nine Months Ended September 30, 2022
Beginning balance	$1,240	$2,838	$992	$1,380	$421	$747	$7,618
(Recovery of) provision for loan losses	30	(715)	295	(416)	(156)	67	(895)
Charge-offs	(31)	(12)	—	—	(28)		(71)
Recoveries	10	1	2	312	31		356
Net (charge-offs) recoveries	(21)	(11)	2	312	3		285
Ending balance	$1,249	$2,112	$1,289	$1,276	$268	$814	$7,008
Three Months Ended September 30, 2021
Beginning balance	$1,335	$3,404	$1,060	$767	$278	$1,031	$7,875
(Recovery of) provision for loan losses	9	(280)	(32)	508	(9)	(406)	(210)
Charge-offs	—	—	—	—	(39)		(39)
Recoveries	5	—	2	—	12		19
Net (charge-offs) recoveries	5	—	2	—	(27)		(20)
Ending balance	$1,349	$3,124	$1,030	$1,275	$242	$625	$7,645
Nine Months Ended September 30, 2021
Beginning balance	$1,739	$3,469	$1,156	$756	$352	$802	$8,274
(Recovery of) provision for loan losses	(393)	(346)	(130)	519	(128)	(177)	(655)
Charge-offs	(25)	—	—	—	(39)		(64)
Recoveries	28	1	4	—	57		90
Net (charge-offs) recoveries	3	1	4	—	18		26
Ending balance	$1,349	$3,124	$1,030	$1,275	$242	$625	$7,645

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class, based on the impairment method as of September 30, 2022 and December 31, 2021:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
September 30, 2022
Allowance for loan losses:
Individually evaluated for impairment	$196	$—	$1	$—	$4		$201
Collectively evaluated for impairment	1,053	2,112	1,288	1,276	264	814	6,807
Total ending allowance balance	$1,249	$2,112	$1,289	$1,276	$268	$814	$7,008
Loans:
Loans individually evaluated for impairment	$322	$157	$688	$—	$126		$1,293
Loans collectively evaluated for impairment	135,653	208,822	189,341	58,388	16,213		608,417
Total ending loans balance	$135,975	$208,979	$190,029	$58,388	$16,339		$609,710
December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$208	$9	$2	$—	$3		$222
Collectively evaluated for impairment	1,032	2,829	990	1,380	418	747	7,396
Total ending allowance balance	$1,240	$2,838	$992	$1,380	$421	$747	$7,618
Loans:
Loans individually evaluated for impairment	$342	$291	$856	$329	$137		$1,955
Loans collectively evaluated for impairment	123,591	194,463	167,391	45,713	15,937		547,095
Total ending loans balance	$123,933	$194,754	$168,247	$46,042	$16,074		$549,050

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2022 and December 31, 2021:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total recorded investment[1]	Related Allowance
September 30, 2022
Commercial	$344	$126	$196	$322	$196
Commercial real estate	311	135	22	157	—
Residential real estate	743	375	318	693	1
Construction & land development	—	—	—	—	—
Consumer	131	7	123	130	4
Total impaired loans	$1,529	$643	$659	$1,302	$201
December 31, 2021
Commercial	$354	$134	$208	$342	$208
Commercial real estate	433	233	59	292	9
Residential real estate	925	571	291	862	2
Construction & land development	646	330	—	330	—
Consumer	141	23	119	142	3
Total impaired loans	$2,499	$1,291	$677	$1,968	$222

1Includes principal, accrued interest, unearned fees, and origination costs

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Average recorded investment:
Commercial	$255	$1,237	$258	$1,745
Commercial real estate	173	2,199	198	2,557
Residential real estate	715	822	781	822
Construction & land development	—	—	164	—
Consumer	131	128	132	134
Average recorded investment in impaired loans	$1,274	$4,386	$1,533	$5,258
Interest income recognized:
Commercial	$—	$3	$2	$22
Commercial real estate	2	20	6	71
Residential real estate	7	7	23	23
Construction & land development	—	—	—	—
Consumer	2	2	6	6
Interest income recognized on a cash basis on impaired loans	$11	$32	$37	$122

The following table presents the aging of past due loans and nonaccrual loans as of September 30, 2022 and December 31, 2021 by class of loans:

		Accruing Loans
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2022
Commercial	$135,762	$2	$15	$—	$196	$213	$135,975
Commercial real estate	208,629	132	82	—	136	350	208,979
Residential real estate	189,281	333	122	—	293	748	190,029
Construction & land development	58,313	—	75	—	—	75	58,388
Consumer	16,117	161	—	—	61	222	16,339
Total Loans	$608,102	$628	$294	$—	$686	$1,608	$609,710
December 31, 2021
Commercial	$123,698	$5	$17	$5	$208	$235	$123,933
Commercial real estate	194,615	—	—	—	139	139	194,754
Residential real estate	167,689	191	—	—	367	558	168,247
Construction & land development	45,713	—	—	—	329	329	46,042
Consumer	15,863	171	—	—	40	211	16,074
Total Loans	$547,578	$367	$17	$5	$1,083	$1,472	$549,050

Troubled Debt Restructurings

All troubled debt restructurings (“TDRs”) are individually evaluated for impairment and a related allowance is recorded, as needed.  Loans whose terms have been modified as TDRs totaled $962 thousand as of September 30, 2022, and $1.3 million as of December 31, 2021, with $5 thousand of specific reserves allocated to those loans at September 30, 2022 and $14 thousand at December 31, 2021, respectively.  On September 30, 2022, $932 thousand of the

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

loans classified as TDRs were performing in accordance with their modified terms.  The remaining $29 thousand were classified as nonaccrual.

There were no loan modifications considered TDRs completed during the three and nine months ended September 30, 2022.  Loan modifications considered TDRs completed during the three and nine months ended September 30, 2021, were as follows:

(Dollars in thousands)	Number of loans restructured	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Three Months Ended September 30, 2021
Commercial	1	$66	$66
	1	$66	$66
Nine Months Ended September 30, 2021
Commercial	4	$960	$960
Commercial real estate	2	1,686	1,686
Residential real estate	1	88	88
	7	$2,734	$2,734

The loans restructured were modified by changing the monthly payment to interest only and modifying the maturity dates.

None of the loans restructured in 2021 have defaulted in the nine months ended September 30, 2022.  None of the loans restructured in 2020 defaulted in 2021.   Mortgage loans in the process of foreclosure were $17 thousand on September 30, 2022, and there were none on December 31, 2021.

There was no other real estate owned on September 30, 2022 and December 31, 2021.  There were no repossessed assets on September 30, 2022 and  December 31, 2021.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans.  Loans listed as not rated annually are either less than $500 thousand or are included in groups of homogeneous loans.  Based on the most recent analysis performed, the risk category of loans by class is as follows as of September 30, 2022 and December 31, 2021:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
September 30, 2022
Commercial	$128,121	$1,481	$4,306	$—	$2,067	$135,975
Commercial real estate	195,891	1,344	8,452	—	3,292	208,979
Construction & land development	46,770	6,229	—	—	5,389	58,388
Total	$370,782	$9,054	$12,758	$—	$10,748	$403,342
December 31, 2021
Commercial	$114,608	$5,959	$2,203	$—	$1,163	$123,933
Commercial real estate	176,547	7,313	10,186	—	708	194,754
Construction & land development	33,205	5,439	329	—	7,069	46,042
Total	$324,360	$18,711	$12,718	$—	$8,940	$364,729

Management monitors the credit quality of residential real estate and consumer loans as homogenous groups.  These loans are evaluated based on delinquency status and included in the past due table in this section.  Nonperforming loans include loans past due 90 days or more and loans on nonaccrual of interest status.

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	September 30,	December 31,
(Dollars in thousands)	2022	2021
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$34,431	$36,737
Repurchase agreements	34,199	36,530

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by level within the fair value hierarchy. No liabilities are carried at fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets.  Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes and are not included in the table below.

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2022
Assets:
Securities available-for-sale
U.S. Treasury securities	$22,181	$—	$—	$22,181
U.S. Government agencies	—	12,591	—	12,591
Mortgage-backed securities of government agencies	—	60,509	—	60,509
Asset-backed securities of government agencies	—	656	—	656
State and political subdivisions	—	21,412	—	21,412
Corporate bonds	—	26,084	—	26,084
Total available-for-sale securities	$22,181	$121,252	$—	$143,433
Equity securities	$203	$—	$—	$203

December 31, 2021
Assets:
Securities available-for-sale
U.S. Treasury securities	$4,972	$—	$—	$4,972
U.S. Government agencies	—	13,672	—	13,672
Mortgage-backed securities of government agencies	—	77,774	—	77,774
Asset-backed securities of government agencies	—	753	—	753
State and political subdivisions	—	23,331	—	23,331
Corporate bonds	—	11,206	—	11,206
Total available-for-sale securities	$4,972	$126,736	$—	$131,708
Equity securities	$69	$—	$—	$69

There were no assets reported at fair value and recorded on a nonrecurring basis on September 30, 2022, and December 31, 2021.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments as of September 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
September 30, 2022
Financial assets
Securities held-to-maturity	$252,362	$11,531	$203,190	$—	$214,721
Loans held for sale	200	205	—	—	205
Net loans	602,963	—	—	592,704	592,704
Mortgage servicing rights	636	—	—	636	636
Financial liabilities
Deposits	$1,029,274	$912,971	$—	$112,680	$1,025,651
Other borrowings	2,528	—	—	2,393	2,393

December 31, 2021
Financial assets
Securities held-to-maturity	$174,808	$12,693	$161,835	$—	$174,528
Loans held for sale	231	238	—	—	238
Net loans	541,536	—	—	548,317	548,317
Mortgage servicing rights	604	—	—	604	604
Financial liabilities
Deposits	$1,002,747	$881,372	$—	$121,005	$1,002,377
Other borrowings	3,407	—	—	3,431	3,431

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a level 1 fair value that approximates their carrying value. The Company also has unrecognized financial instruments on September 30, 2022 and December 31, 2021.  These financial instruments relate to commitments to extend credit and letters of credit.  The aggregate contract amount of such financial instruments was approximately $267 million on September 30, 2022 and $248 million on December 31, 2021.  Such amounts are also considered to be the fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and nine months ended September 30, 2022, and 2021:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three Months Ended September 30, 2022
Balance as of June 30, 2022	$(12,663)	$2,660	$(10,003)
Unrealized holding loss on available-for-sale securities arising during the period	(5,189)	1,090	(4,099)
Amortization of held-to-maturity discount resulting from transfer	64	(14)	50
Total other comprehensive loss	(5,125)	1,076	(4,049)
Balance, end of period	$(17,788)	$3,736	$(14,052)

Nine Months Ended September 30, 2022
Balance, beginning of period	$(2,691)	$566	$(2,125)
Unrealized holding loss on available-for-sale securities arising during the period	(15,334)	3,220	(12,114)
Amortization of held-to-maturity discount resulting from transfer	237	(50)	187
Total other comprehensive loss	(15,097)	3,170	(11,927)
Balance, end of period	$(17,788)	$3,736	$(14,052)

Three Months ended June 30, 2021
Balance as of June 30, 2021	$(677)	$142	$(535)
Unrealized holding loss on available-for-sale securities arising during the period	(831)	175	(656)
Amortization of held-to-maturity discount resulting from transfer	11	(3)	8
Total other comprehensive loss	(820)	172	(648)
Balance, end of period	$(1,497)	$314	$(1,183)

Nine Months Ended September 30, 2021
Balance, beginning of period	$1,249	$(263)	$986
Unrealized holding loss on available-for-sale securities arising during the period	(2,790)	586	(2,204)
Amortization of held-to-maturity discount resulting from transfer	44	(9)	35
Total other comprehensive loss	(2,746)	577	(2,169)
Balance, end of period	$(1,497)	$314	$(1,183)

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company on September 30, 2022 as compared to December 31, 2021, and the consolidated results of operations for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets increased to $1.16 billion at September 30, 2022 compared to $1.14 billion December 31, 2021. During the nine months ended September 30, 2022, securities increased $88 million, net loans increased $61 million, and cash and cash equivalents decreased $136 million. Deposits and short-term borrowings increased $24 million.

Net loans increased $61 million, or 11%, as construction loans increased $12 million, or 27%, and residential real estate loans increased $22 million, or 13%, from December 31, 2021. Commercial and commercial real estate loans increased $30 million compared to December 31, 2021 including $4 million in PPP loan forgiveness from year end. PPP loans outstanding on September 30, 2022, were $392 thousand after the bank originated $129 million in PPP loans during 2020 and 2021. Consumer refinance activity slowed significantly on mortgage loans, home purchase activity remained stable despite limited inventory through the first nine months of 2022, and home equity line balances increased by $7 million. Residential mortgage loan originations for the nine months ended September 30, 2022 totaled $61 million, a decrease from $85 million in originations during the nine months ended September 30, 2021. As interest rates rose in 2022, more variable rate residential mortgage loans were originated for the portfolio, with nine-month originations of $48 million in 2022 and $38 million in 2021. Originations sold into the secondary market were $8 million and $36 million, respectively during the nine months ended September 30, 2022 and September 30, 2021. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

The allowance for loan losses decreased $637 thousand from the year ago quarter to $7.0 million. The Company has not early adopted CECL which has been delayed for smaller reporting companies. Net recoveries were $285 thousand, or an annualized -0.07% of average loans, in the current nine-month period compared to net recoveries of $26 thousand, or -0.01% of average loans in the year-ago nine-month period. At September 30, 2022, the allowance for total loans was 1.15%. We believe the allowance level is appropriate given the low level of problem loans and composition of the overall loan portfolio in the current economic environment.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming loans decreased $402 thousand to $686 thousand, or 0.11%, of total loans from $1.1 million, or 0.20%, on December 31, 2021. For the nine months ended September 30, 2022, $82 thousand in loans were placed on nonaccrual status, $470 thousand in paydowns were received, and $10 thousand in personal loans were charged-off due to non-payment.

	September 30,	December 31,	September 30,
(Dollars in thousands)	2022	2021	2021
Non-performing loans	$686	$1,088	$1,320
Other real estate	—	—	—
Repossessed assets	—	—	33
Allowance for loan losses	7,008	7,618	7,645
Total loans	$609,971	$549,154	$546,095
Allowance for loan losses as a percentage of total loans	1.15%	1.39%	1.40%
Allowance for loan losses to total nonperforming loans	10.2X	7.0X	5.8X

The ratio of gross loans to deposits was 59.3% at September 30, 2022, compared to 54.8% at December 31, 2021.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $53.7 million within the available-for-sale and held-to-maturity portfolios as of September 30, 2022, was primarily the result of current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. As a result, all embedded security losses on September 30, 2022, are considered temporary and no impairment loss relating to these securities has been recognized.

Deposits increased $27 million, or 3%, from December 31, 2021 with noninterest-bearing deposits increasing approximately $4 million, or 1%, and interest-bearing deposit accounts increasing approximately $23 million, or 3%. Total deposits as of September 30, 2022 are $1.03 billion, or 6%, greater than September 30, 2021 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits of $34 million, money market accounts of $25 million, savings of $12 million, and declines in interest-bearing demand deposits of $2 million and time deposits by $8 million. Deposit growth has normalized following the Bank’s customers increasing deposits through stimulus payments and cash conservation as a result of the COVID-19 pandemic.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $2 million, or 6%, to $34 million at September 30, 2022 as compared to December 31, 2021 and other borrowings decreased $879 thousand as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $92 million, or 7.9%, of total assets at September 30, 2022, a decrease of $5 million, or 5.5%, from $97 million December 31, 2021. The decrease in shareholders’ equity during the nine months ended September 30, 2022 was due to accumulated other comprehensive loss (“AOCL”) of $11.9 million, which was partially offset by net income of $9.6 million, less cash dividends of $2.6 million. Rapidly rising interest rates during 2022 have caused the AOCL to increase as AFS securities are marked to fair market value. As interest rates rise, the fair value of AFS fixed-rate securities decline with a corresponding net of tax decline recorded in the AOCL portion of equity. This unrealized loss in securities is temporary and is adjusted monthly for additional interest rate fluctuations, principal paydowns, calls, and maturities. The Company and the Bank met all regulatory capital requirements at September 30, 2022.

RESULTS OF OPERATIONS

Three months ended September 30, 2022, and 2021

For the quarters ended September 30, 2022 and 2021, the Company recorded net income of $3.7 million and $2.9 million and $1.35 and $1.06 per share, respectively. The $749 thousand increase in net income for the period was primarily the result of a $1.2 million increase in net interest income, offset by an increase in noninterest expenses of $232 thousand, and a decrease of $93 thousand in noninterest income. The recovery of provision for loan losses was $250 thousand in 2022 compared to $210 thousand for the three-month period in 2021, and the federal income tax provision increased $201 thousand. Return on average assets and return on average equity were 1.25% and 15.24%, respectively, for the three-month period of 2022, compared to 1.03% and 11.79%, respectively for the same quarter in 2021.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Interest-earning deposits	$101,460	$586	2.29%	$277,168	$114	0.16%
Taxable securities	373,290	1,780	1.89	207,459	677	1.29
Tax-exempt securities [4]	24,627	139	2.24	26,377	148	2.23
Loans [3,4]	594,820	6,687	4.46	545,420	6,905	5.02
Total interest-earning assets	1,094,197	9,192	3.33%	1,056,424	7,844	2.95%
Noninterest-earning assets	65,326			59,390
TOTAL ASSETS	$1,159,523			$1,115,814

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$243,343	$151	0.25%	$253,190	$78	0.12%
Savings deposits	323,033	183	0.22	290,544	74	0.10
Time deposits	115,899	225	0.77	124,479	298	0.95
Borrowed funds	37,479	37	0.39	42,043	30	0.28
Total interest-bearing liabilities	719,754	596	0.33%	710,256	480	0.27%
Noninterest-bearing demand deposits	340,576			304,196
Other liabilities	4,150			3,778
Shareholders' Equity	95,043			97,584
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,159,523			$1,115,814
Taxable equivalent net interest income, (Non-GAAP)		$8,596			$7,364
Tax equivalent adjustment [4]		(36)			(39)
Net interest income, (GAAP)		$8,560			$7,325
Net interest margin, (GAAP)			3.10%			2.75%
Tax equivalent adjustment [4]			0.02			0.02
Net interest margin-taxable equivalent, (Non-GAAP)			3.12%			2.77%
Taxable equivalent net interest spread			3.00%			2.68%

1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Interest income is shown on a fully tax-equivalent basis, which is a Non-GAAP measure and is reconciled to the GAAP measure at the bottom of the table.

Interest income for the quarter ended September 30, 2022, was $9.2 million representing a $1.4 million increase, or 17%, compared to the same period in 2021. This increase was primarily due to the additional volume and increased rates on taxable securities, as well as an increase in the rate earned on interest-earning deposits, partially offset by the decrease in loan interest rates in the comparable periods. Average loan rates decreased 56 basis points for the quarter ended September 30, 2022 as compared to the same period in 2021, primarily from PPP recognized loan fees declining from $909 thousand in 2021 to $24 thousand in 2022. Interest expense for the quarter ended September 30, 2022 was $596 thousand, an increase of $116 thousand, or 24%, from the same quarter in 2021. The increase in interest expense occurred primarily due to the increase in interest rates on savings and interest-bearing demand deposits as well as an increase in volume of savings accounts for the quarter ended September 30, 2022.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ended September 30, 2022, with improving credit quality and net loan recoveries, the bank recognized a recovery for loan losses of $250 thousand to the provision for loan losses, compared to a recovery for loan losses of $210 thousand for the same quarter in 2021. The recapture of provision for loan losses for the current quarter primarily reflects the sustained improvement in credit quality including the increase in loans graded as pass as well as a reduction of impaired loans. Economic indicators reflect improvement in residential real estate prices and low unemployment. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended September 30, 2022, was $1.7 million, a decrease of $93 thousand, or 5%, compared to the same quarter in 2021. The gain on the sale of mortgage loans into the secondary market decreased by $221 thousand, or 82%, for the quarter ended September 30, 2022 as fewer loans were sold into the secondary market due to decreasing demand for mortgage refinancing as interest rates increased and inventories of homes available for sale declined. Fees from trust and brokerage services amounted to $216 thousand for the third quarter 2022, a decrease of $36 thousand, or 14%, as compared to the same quarter in 2021. Credit card fee income increased $43 thousand, or 34%, as improvements to the card program have resulted in increased customer usage. Service charges on deposit accounts increased $71 thousand, or 28%, compared to the same quarter in 2021, primarily from increased customer overdraft fees. Debit card interchange income increased $15 thousand, or 3%, with greater fees generated from usage in the third quarter 2022. Earnings on bank owned life insurance increased $7 thousand, or 4%, for the third quarter 2022.

Noninterest expenses for the quarter ended September 30, 2022 increased $232 thousand, or 4%, compared to the third quarter 2021. Salaries and employee benefits decreased $29 thousand, or less than 1%, a result of fewer FTE’s due to open positions which was partially offset by reduced credits from loan originations compared to third quarter 2021. Occupancy and equipment expense increased $25 thousand, or 6%, in 2022 over the third quarter 2021, primarily due to increases in depreciation related to facility improvements and increased cost of building and equipment repairs and maintenance.   Professional and director fees increased $375 thousand, or 208%, for the quarter ended September 30, 2022 as compared to the third quarter 2021, primarily due to consulting fees to renegotiate the renewal of the core data processing software contract, loan legal and collection expenses as compared to a recovery of loan collection expenses in 2021, and an increase in audit fees. Software expense increased $79 thousand due to additional software purchases. The Ohio Financial institutions tax increased $7 thousand, or 4%, in the third quarter due to the Company’s increased capital base. FDIC assessment amounted to $93 thousand as compared to $130 thousand in the third quarter 2021 due to improvement within nonperforming loans. Marketing and public relations expense declined $6 thousand, or 4%.  Federal income tax expense increased $201 thousand, or 29%, for the quarter ended September 30, 2022 as compared to the third quarter 2021. The provision for income taxes was $890 thousand (effective rate of 19.6%) for the quarter ended September 30, 2022, compared to $689 thousand (effective rate of 19.2%) for the same quarter ended 2021.

RESULTS OF OPERATIONS

Nine months ended September 30, 2022, and 2021

For the nine months ended September 30, 2022, and 2021, the Company recorded net income of $9.6 million and $8.5 million and $3.52 and $3.12 per share, respectively. The $1.0 million increase in net income for the nine-month period was primarily the result of an increase in net interest income of $2.3 million, which was partially offset by a reduction in noninterest income of $390 thousand and an increase in noninterest expenses of $803 thousand. A negative loan loss provision of $895 thousand for the period as compared to a smaller negative loss provision of $655 thousand for the same period in 2021 also contributed to increased net income for the nine months. The federal income tax provision was $269 thousand higher during the nine-month period in 2022. Return on average assets and return on average equity were 1.12% and 13.41%, respectively, for the nine months ended September 30, 2022, compared to 1.03% and 11.91%, respectively for the same period in 2021.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Interest-earning deposits in other banks	119,373	863	0.97%	257,590	228	0.12%
Taxable securities	360,774	4,721	1.75	192,528	1,840	1.28
Tax-exempt securities[4]	24,705	416	2.25	26,284	429	2.18
Loans[3,4]	576,821	18,510	4.29	568,726	20,018	4.71
Total earning assets	1,081,673	24,510	3.03%	1,045,128	22,515	2.88%
Other assets	63,217			57,579
TOTAL ASSETS	$1,144,890			$1,102,707

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$239,679	$257	0.14%	$262,213	$258	0.13%
Savings deposits	313,172	325	0.14	276,808	214	0.10
Time deposits	117,999	670	0.76	123,886	1,024	1.11
Other borrowed funds	41,032	94	0.31	43,432	100	0.31
Total interest bearing liabilities	711,882	1,346	0.25%	706,339	1,596	0.30%
Non-interest bearing demand deposits	333,715			296,789
Other liabilities	3,956			3,803
Shareholders' Equity	95,337			95,776
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,144,890			$1,102,707
Taxable equivalent net interest income, (Non-GAAP)		$23,164			$20,919
Tax equivalent adjustment [4]		(109)			(115)
Net interest income, (GAAP)		$23,055			$20,804
Net interest margin, (GAAP)			2.85%			2.66%
Tax equivalent adjustment [4]			0.01			0.02
Net interest margin-taxable equivalent, (Non-GAAP)			2.86%			2.68%
Taxable equivalent net interest spread			2.78%			2.58%

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the nine months ended September 30, 2022, was $24.4 million representing a $2.0 million thousand increase, or 9%, compared to the same period in 2021. This increase was primarily due to volume and yield increases on taxable securities, yield increases on overnight deposits in other banks, and volume increases in average loan balances for the period ended September 30, 2022, as compared to the same period in 2021. Offsetting these increases was a yield decrease on loans, primarily from PPP fees declining from $2.4 million in 2021 to $173 thousand in 2022. Year-to-date average PPP loan balances decreased from $26 million on September 30, 2021, to $1.8 million on September 30, 2022, as loans were forgiven by the SBA. Interest expense for the nine months ended September 30, 2022, was $1.3 million, a decrease of $250 thousand, or 16%, from the same period in 2021. The decrease in interest expense occurred primarily due to a decrease in rates on time deposits for the nine months ended September 30, 2022, partially offset by an increase in the average balances and rates on savings deposits in 2022.

For the nine months ended September 30, 2022, the provision for loan losses was a credit (reversal) of provision of $895 thousand, compared to a smaller credit provision of $655 thousand for the same period in 2021. For more discussion see Results of Operations, three months. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for loan losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the nine months ended September 30, 2022, was $5.1 million, a decrease of $390 thousand, or 7%, compared to the same period in 2021. The gain on the sale of mortgage loans to the secondary market decreased $860 thousand, or 73%, to $314 thousand for the nine months ended September 30, 2022, as increases in interest rates slowed mortgage loan refinancing.  Debit card interchange income increased $56 thousand, or 4%.  Earnings on bank owned life insurance policies increased $47 thousand, or 10%, for the period. Service charges on deposit accounts increased $199 thousand, or 29%, compared to the same period in 2021 primarily from increases in overdraft fees, as well as increases in business service charges on deposit accounts. Credit card fee income increased $175 thousand, or 51% with growth in business credit card customers and interchange income. Fees from trust and brokerage services decreased $65 thousand for the period.

Noninterest expenses for the nine months ended September 30, 2022, increased $803 thousand, or 5%, compared to the same period in 2021.   Salaries and employee benefits increased $465 thousand, or 5%, a result of increased salaries, with additions to lending staff, and reduced credits on deferred loan costs with less volume originated in commercial and mortgage loans. Occupancy and equipment expenses increased $134 thousand over the same period in 2021 with an increase in depreciation and maintenance expense. Professional and director fees increased $330 thousand, or 40%, for the nine months ended September 30, 2022, as compared to the same period in 2021, see three months ended results of operation.   Software expense rose, $102 thousand, or 11%, with the addition of software.  Marketing and public relations expense increased $38 thousand, or 12%, with marketing, brand recognition initiatives, and community support in the company’s market slowly increasing in volume due to increasing opportunities presenting after previous cancellations due to COVID-19.

Federal income tax expense increased $269 thousand, or 13%, for the nine months ended September 30, 2022, as compared to the same period in 2021. The provision for income taxes was $2.3 million (effective rate of 19.4%) for the nine months ended September 30, 2022, compared to $2.0 million (effective rate of 19.2%) for the same period ended 2021.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 7.5% at September 30, 2022 compared with 8.1% at December 31, 2021.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As of September 30, 2022, the Company and the Bank met all capital adequacy requirements to which they were subject.

	Capital Ratios
	September 30, 2022	December 31, 2021
Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	14.6%	16.3%
Bank	14.5%	16.0%

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	14.6%	16.3%
Bank	14.5%	16.0%

Total Capital To Risk Weighted Assets Ratio
Consolidated	15.7%	17.5%
Bank	15.5%	17.3%

Tier 1 Leverage Ratio
Consolidated	8.7%	8.3%
Bank	8.6%	8.2%

LIQUIDITY

(Dollars in thousands)	September 30, 2022	December 31, 2021	Change
Cash and cash equivalents	$107,516	$243,657	$(136,141)
Available from FHLB	115,780	107,054	8,726
Unpledged AFS securities at fair market value	123,600	108,158	15,442
	$346,896	$458,869	$(111,973)
Net deposits and short-term liabilities	$1,044,431	$1,016,821	$27,610
Liquidity ratio	33.2%	45.1%	(11.9)%
Minimum board approved liquidity ratio	20.0	20.0

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

The weighted average number of common shares outstanding for earnings per share computations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Basic Earnings Per Share
Net income	$3,650	$2,901	$9,560	$8,531
Weighted average common shares	2,712,686	2,729,410	2,716,225	2,737,336
Basic Earnings Per Share	1.35	1.06	3.52	3.12

Diluted Earnings Per Share
Net income	$3,650	$2,901	$9,560	$8,531
Weighted average common shares	2,712,686	2,729,410	2,716,225	2,737,336
Diluted Earnings Per Share	1.35	1.06	3.52	3.12

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

By September 2022, Ohio’s unemployment rate approximated 3.8%.  The bank is based in Holmes County which is reporting an unemployment rate of 2.5% in September 2022.  Of the counties within the bank’s footprint, Stark County reported the highest unemployment rate at 3.7% in September. Many jobs within the Bank’s market footprint are going unfilled.  The rising rate of inflation, which stood at 8.2% in September 2022, has become persistent and market interest rates have risen substantially during the first nine months of the year. Credit quality in the Bank’s loan portfolio has continued to improve, however risks to the economy remain with higher prices for goods and labor.

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

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -200 through +400 basis point changes, in 100 basis point increments, in market interest rates at September 30, 2022 and December 31, 2021. The net interest income reflected is for the first twelve-month period of the modeled twenty-four-month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

September 30, 2022
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$40,123	$1,190	3.1%	+/- 25%
+300	39,812	879	2.3	+/-15
+200	39,525	592	1.5	+/-10
+100	39,210	277	0.7	+/-5
0	38,933	—	—	—
-100	38,496	(437)	(1.1)	+/-5
-200	37,711	(1,222)	(3.1)	+/-10
-300	36,633	(2,300)	(5.9)	+/-15

December 31, 2021
+400	$28,632	$1,499	5.5%	+/- 25%
+300	28,283	1,150	4.2	+/-15
+200	27,924	791	2.9	+/-10
+100	27,523	390	1.4	+/-5
0	27,133	—	—	—
-100	26,504	(629)	(2.3)	+/-5
-200	25,714	(1,419)	(5.2)	+/-10

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

Quarter ended September 30, 2022

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A - RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable
(b)	Not applicable
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2022:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
July 1, 2022 - July 31, 2022	—	—	—	112,791
August 1, 2022 - August 31, 2022	10,448	$37.15	—	102,343
September 1, 2022 - September 30, 2022	—	—	—	102,343
Total for quarter	10,448	$37.15	—	102,343

On March 2, 2021, CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 5% of the Company’s common shares or 137,117 of the Company’s outstanding shares. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. The Company repurchased no shares under the repurchase authorization during the quarterly period ended September 30, 2022.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended September 30, 2022

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	November 9, 2022	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	November 9, 2022	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer