Form 10-K
period 2022-12-31
CSB Bancorp, Inc.
filed 2023-03-16
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock as of June 30, 2022 of $38.00 per share on the OTC Stock Market, was $94.3 million.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2023 was 2,680,625.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CSB Bancorp Inc.’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

The Bank provides residential real estate, commercial real estate, commercial, and consumer loans to customers located primarily in Holmes, Stark, Tuscarawas, Wayne, and portions of surrounding counties in Ohio. The Bank’s market area has historically exhibited relatively stable economic conditions. Economic activity slowed slightly in the fourth quarter of 2022 after growing modestly earlier in the year. Continued inflationary pressure led to households spending on necessities as opposed to discretionary items. Higher interest rates and increasing borrowing costs are also contributing to a slowing in loan demand. Reported unemployment levels in December 2022 ranged from 2.9% to 4.0% in the four primary counties served by the Bank. These levels increased from December 2021 in all four counties served by the Bank. Labor demand increased moderately in some sectors while wage pressures have eased somewhat over the past year. The local housing market continues to be strong with low inventory levels keeping home prices from declining. Construction costs remain high and higher interest rates have also contributed to slowing construction activity.

Certain risks are involved in providing loans, including, but not limited to, the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan or renews an existing loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, the collateral being used to secure the transaction, if any, and other factors. For all commercial loan relationships greater than $500,000 the Bank’s internal credit department performs an annual risk rating review. In addition to this review, an independent, outside loan review firm is engaged to review a sample of watch list and adversely classified credits over $500,000 and a sample of commercial loan relationships greater than $1,000,000. The outside loan review will also assess management’s current credit grades and provide commentary with regard to assigned ratings and the need for a credit to be classified as a troubled debt restructuring, as well as assess management’s specific loan loss reserves for loans included in their sample that are considered to be impaired. In addition, any loan over $100,000 identified as a problem credit by management and/or the external loan review consultants is assigned to the Bank’s “loan watch list,” has a written action plan created specifically for the loan relationship and is subject to ongoing review at least quarterly by the Bank’s credit department and the assigned loan officer to ensure appropriate action is taken if deterioration continues.

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

Commercial real estate loans are primarily secured by borrower-occupied business real estate and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Commercial real estate loans are generally originated with a loan-to-value ratio of 80% of the lower of cost or appraised value. Commercial construction loans are secured by commercial real estate and in most cases the Bank also provides the permanent financing. The Bank monitors advances and the maximum loan to value ratio is typically limited to the lesser of 80% of cost or appraised value. Management performs much of the same analysis when deciding whether to grant a commercial real estate loan as when deciding whether to grant a commercial loan.

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

Installment loans to individuals include unsecured loans and loans secured by recreational vehicles (“RV’s”), automobiles, and other consumer assets. Consumer loans for the purchase of new RV’s and new automobiles generally do not exceed 125% of Dealer Invoice on RV’s or 110% of the Manufacturer’s Suggested Retail Price (MSRP) of an automobile. Loans for used RV’s and automobiles do not exceed 120% of the “clean trade-in value” as reported in the current “J.D. Power” used guides. Overdraft protection loans are unsecured personal lines of credit to individuals who have demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, absence of collateral. Since these loans are generally repaid from ordinary income of the individual or family unit, repayment may be adversely affected by job loss, divorce, ill health, or by a general decline in economic conditions. The Bank assesses the borrower’s ability and willingness to repay through a review of credit history, credit ratings, debt-to-income ratios, and other measures of repayment ability.

While CSB’s chief decision-makers monitor the revenue streams of the various financial products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. For a discussion of the Company’s financial performance for the fiscal year ended December 31, 2022, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

Employees

On December 31, 2022, the Company had 183 employees, 154 of which were employed on a full-time basis. CSB has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Employees are provided benefit programs, some of which are contributory. Management considers its employee relations to be good.

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

Current Expected Credit Loss Model

In December 2019, the federal banking agencies issued a final rule to address regulatory treatment of credit loss allowances under the current expected loss (‘CECL”) models. The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. Concurrent with the enactment of the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. On August 26, 2020, the federal banking agencies issued a final rule that made certain technical changes to the interim final rule, including expanding the pool of eligible institutions. The bank is required to adopt the CECL model after January 1, 2023, since it is a smaller reporting company.

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

The Basel III Capital Rules place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers in the event the Company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Pursuant to the FRB’s Small Bank Holding Company Policy statement (“SBHC Policy”), as amended in September 2018, a bank holding company with assets of less than $3 billion and meeting certain other requirements is not required to comply with the consolidated capital requirements until such company exceeds $3 billion in assets or is otherwise determined by the FRB not to qualify as a small bank holding company. On December 31, 2022, CSB was deemed to be a small bank holding company under the SBHC Policy and was not required to comply with the FRB’s regulatory capital requirements. The Bank, however, must comply with the new capital requirements.

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

In order to be “well-capitalized,” a bank must have a minimum common equity tier 1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0%, and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

As of December 31, 2022, the Bank met the ratio requirements in effect at that date to be deemed “well-capitalized.” See Note 12 – Regulatory Matters of the Notes to Consolidated Financial Statements, located in Item 8 Financial Statements and Supplementary Data of this 10-K. Management of the Company believes the Bank also meets the capital requirements to be deemed “well-capitalized” under the new guidelines.

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

Limits on Dividends and Other Payments

There are various legal limitations on the extent to which subsidiary banks may finance or otherwise supply funds to their parent holding of credit to, or investments in the securities of, their bank holding companies. Subsidiary banks are also subject to collateral security requirements for any loan or extension of credit permitted by such exceptions.

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

In November 2021, federal banking agencies issued a final rule that became effective in May 2022 requiring banking organizations that experience a cybersecurity incident to notify certain entities. A cybersecurity incident occurs when actual or potential harm to the confidentiality, integrity, or availability of information or an information system occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the cybersecurity incident as soon as possible and no later than 36 hours after the bank determines a cybersecurity incident that rises to the level of a notification incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into larger incidents. This rule also requires bank service providers to notify their bank organization customers of a cybersecurity incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours.

Furthermore, once final rules are adopted, the Cyber Incident Reporting for Critical Infrastructure Act, enacted in March 2022, will require certain covered entities to report a covered cyber incident to the U.S. Department of Homeland Security’s Cybersecurity & Infrastructure Security Agency (“CISA”) within 72 hours after it reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours, if a ransom payment is made as a result of a ransomware attack.

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

Executive and Incentive Compensation

Public companies will be required, once stock exchanges adopt additional listing requirements under the Dodd-Frank Act and rules adopted by the SEC in October 2022, to adopt and implement “clawback” procedures policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement a three-year look-back window of the restatement and would cover all executives (including former executives) who received incentive awards.

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

Investment Portfolio

The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2022:

	One Year or Less		After One Year Through Five Years		Maturing After Five Years Through Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
Available-for-sale:
U.S. Treasuries	$4,992	0.58%	$18,202	2.02%	$—	—%	$—	—%	$23,194	1.71%
U.S. Government agencies	—	—	13,999	0.47	—	—	—	—	13,999	0.47
Mortgage-backed securities of government agencies	1	3.94	973	2.63	7,468	2.77	69,235	2.10	77,677	2.18
Asset-backed securities of government agencies	—	—	—	—	633	5.57	—	—	633	5.57
State and political subdivisions	973	2.84	9,135	2.79	10,354	1.75	—	—	20,462	2.27
Corporate bonds	—	—	22,265	2.77	6,475	3.71	—	—	28,740	2.98
Total	$5,966	0.95%	$64,574	2.06%	$24,930	2.66%	$69,235	2.10%	$164,705	2.13%

Held-to-maturity:
U.S. Treasuries	$2,497	0.42%	$7,412	0.99%	$2,844	1.83%	$—	—%	$12,753	0.91%
Mortgage-backed securities of government agencies	—	—	—	—	231	1.15	231,837	2.02	232,068	2.02
State and political subdivisions	—	—	—	—	1,686	2.08	894	1.54	2,580	1.90
Total	$2,497	0.42%	$7,412	0.99%	$4,761	1.51%	$232,731	2.02%	$247,401	1.96%

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

Loan Portfolio

The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, as of December 31, 2022:

	Maturing
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
Commercial	$55,120	$49,638	$22,265	$2,320	$129,343
Commercial real estate	3,321	20,289	47,884	160,291	231,785
Residential real estate	853	12,535	80,263	100,474	194,125
Construction & land development	764	11,413	4,745	38,396	55,318
Consumer	702	7,168	8,433	84	16,387
Total	$60,760	$101,043	$163,590	$301,565	$626,958

The following is a schedule of fixed rate and variable rate loans due after one year from December 31, 2022.

(Dollars in thousands)	Fixed Rate	Variable Rate
Commercial	$51,928	$22,295
Commercial real estate	3,016	225,448
Residential real estate	49,380	143,892
Construction & land development	7,847	46,707
Consumer	15,061	624

For the year ended December 31, 2022, interest income recognized on impaired loans amounted to $50 thousand, while $73 thousand would have been recognized had the loans been performing under their contractual terms. For the year ended December 31, 2021, interest income recognized on impaired loans amounted to $147 thousand, while $265 thousand would have been recognized had the loans been performing under their contractual terms.

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

On December 31, 2022, no loans were identified for which management had serious doubts about the borrowers’ ability to comply with present loan repayment terms that are not included in the tables set forth above. On a monthly basis, the Company internally classifies certain loans based on various factors. On December 31, 2022, these amounts, including impaired and nonperforming loans, amounted to $16 million of substandard loans and no doubtful loans.

As of December 31, 2022, there was one concentration of loans greater than 10% of total loans that is not otherwise disclosed as a category of loans in the loan portfolio table set forth above. Loans to lessors of non-residential buildings totaled $73 million, or 12% of total loans as of December 31, 2022.

Summary of Loan Loss Experience

The following schedule presents an analysis of net charge-offs (recoveries) to average loans, and related ratios for the years ended December 31:

	2022			2021
(Dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries as a % of Average Loans	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries as a % of Average Loans
Commercial	$(177)	$129,916	-0.14%	$(4)	$148,512	0.00%
Commercial real estate	(10)	200,174	0.00%	8	185,439	0.00%
Residential real estate	3	180,740	0.00%	25	173,006	0.01%
Construction & land development	312	61,034	0.51%	—	38,695	0.00%
Consumer	(13)	15,946	-0.08%	(30)	16,940	-0.18%
Total	$115	$587,810	0.02%	$(1)	$562,592	0.00%

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

	Allocation of the Allowance for Loan Losses
	(Dollars in thousands)
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	December 31, 2022		December 31, 2021
Commercial	$1,110	20.6%	$1,240	22.6%
Commercial real estate	2,760	37.0	2,838	35.5
Residential real estate	1,268	30.9	992	30.6
Construction & land development	803	8.9	1,380	8.4
Consumer	233	2.6	421	2.9
Unallocated	664		747
Total	$6,838	100.0%	$7,618	100.0%

Deposits

The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average Amounts Outstanding Year ended December 31,		Average Rate Paid Year ended December 31,
(Dollars in thousands)	2022	2021	2022	2021
Noninterest-bearing demand	$337,759	$304,351	N/A	N/A
Interest-bearing demand	240,904	259,111	0.27%	0.12%
Savings deposits	315,881	281,888	0.21	0.10
Time deposits	118,085	123,659	0.86	1.04
Total deposits	$1,012,629	$969,009

The Bank does not have any material deposits by foreign depositors. The total uninsured portion of all deposit accounts greater than $250 thousand was $267 million as of December 31, 2022, and $265 million as of December 31, 2021. The following is a schedule of maturities of time certificates of deposit in amounts greater than $250 thousand as of December 31, 2022:

(Dollars in thousands)
Three months or less	$7,611
Over three through six months	4,539
Over six through twelve months	6,365
Over twelve months	9,574
Total	$28,089

ITEM 1A. RISK FACTORS.

Not Applicable.

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

PERFORMANCE GRAPH

The following graph compares the yearly stock change and the cumulative total shareholder return on CSB’s Common Shares during the five-year period ended December 31, 2022, with the cumulative total return on the Standard and Poor’s 500 Stock Index and the NASDAQ Community Bank Stock Index. The comparison assumes $100 was invested on December 31, 2017, in CSB’s Common Shares and in each of the indicated indices and assumes reinvestment of dividends.

	2017	2018	2019	2020	2021	2022
CSBB	$100	$119	$130	$115	$128	$135
S & P 500	100	95	126	149	192	157
NASDAQ Bank	100	85	105	93	126	117

Performance Graph
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
2017
2018
2019
2020
2021
2022
S & P 500 Total Return
NASDAQ Community Bank Total Return
CSBB

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plan
October 1, 2022 to October 31, 2022	—	$—	—	102,344
November 1, 2022 to November 30, 2022	—	—	—	102,344
December 1, 2022 to December 31, 2022	—	—	—	102,344

On March 2, 2021, CSB filed a Current Report on Form 8-K with the SEC announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 5% of CSB’s common shares. Repurchases may be made periodically as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. The Stock Repurchase Program has no scheduled expiration date. CSB repurchased 10,448 Common Shares during 2022 and 24,326 Common Shares during 2021.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

2022 FINANCIAL REVIEW

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

The Company, through the Bank, provides retail and commercial banking services to its customers including checking and savings accounts, time deposits, cash management, safe deposit facilities, commercial loans, real estate mortgage loans, consumer loans, IRAs, night depository facilities, and trust and brokerage services. Its customers are located primarily in Holmes, Stark, Tuscarawas, Wayne, and portions of surrounding counties in Ohio.

Economic activity in the Company’s market area declined moderately in the fourth quarter of 2022 after solid growth earlier in the year stemming from a continued recovery following the COVID-19 pandemic economic effects of 2020. Demand for goods and services slowed during the fourth quarter 2022 with households spending more on necessities and less on discretionary items. Supply chain challenges improved during the year. Consumer spending has softened due to inflation pressures and increased interest rates. Reported unemployment levels in December 2022 ranged from 2.9% to 4.0% in the four primary counties served by the Company. These levels increased from the December 2021 range of 2.0% to 3.5% in the four counties served by the Company. Labor demand remained solid as competition for workers has put upward pressure on labor costs. The local housing market continues to be strong with extremely low inventory levels. Residential construction has declined year over year with higher interest rates as the main factor reducing demand.

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

FINANCIAL DATA

The following table set forth certain selected consolidated financial information:

(Dollars in thousands, except per share data)	2022	2021	2020	2019	2018
Statements of income:
Total interest income	$34,819	$29,529	$31,066	$32,461	$29,637
Total interest expense	2,496	2,012	2,913	4,062	2,886
Net interest income	32,323	27,517	28,153	28,399	26,751
Provision (recovery) for loan losses	(895)	(655)	1,650	1,140	1,316
Net interest income after provision (recovery) for loan losses	33,218	28,172	26,503	27,259	25,435
Noninterest income	6,711	7,325	6,935	5,428	4,758
Noninterest expense	23,393	22,093	20,342	19,769	18,518
Income before income taxes	16,536	13,404	13,096	12,918	11,675
Income tax provision	3,223	2,567	2,528	2,504	2,263
Net income	$13,313	$10,837	$10,568	$10,414	$9,412

Per share of common stock:
Basic earnings per share	$4.91	$3.97	$3.85	$3.80	$3.43
Diluted earnings per share	4.91	3.97	3.85	3.80	3.43
Dividends	1.30	1.22	1.13	1.08	0.98
Book value	35.43	35.80	34.23	31.17	27.91
Average basic common shares outstanding	2,714,045	2,733,126	2,742,350	2,742,296	2,742,242
Average diluted common shares outstanding	2,714,045	2,733,126	2,742,350	2,742,296	2,742,242

Year-end balances:
Loans, net	$620,333	$541,536	$600,885	$544,616	$543,067
Securities	401,144	311,245	204,184	130,721	110,913
Total assets	1,159,108	1,144,239	1,031,632	818,683	731,722
Deposits	1,023,417	1,002,747	891,562	683,546	606,498
Borrowings	35,011	39,937	41,879	45,219	45,940
Shareholders’ equity	95,920	97,315	93,859	85,476	76,536

Average balances:
Loans, net	$580,454	$554,547	$601,419	$545,483	$529,522
Securities	388,827	231,285	129,508	112,290	118,511
Total assets	1,151,925	1,111,808	931,330	765,722	716,243
Deposits	1,012,629	969,009	788,904	636,441	589,646
Borrowings	40,218	42,600	48,358	44,478	51,014
Shareholders’ equity	94,850	96,145	90,247	81,548	73,002

Select ratios:
Net interest margin, FTE basis[1]	2.98%	2.63%	3.22%	3.97%	3.98%
Return on average total assets	1.16	0.97	1.13	1.36	1.31
Return on average shareholders’ equity	14.04	11.27	11.71	12.77	12.89
Average shareholders’ equity as a percent of average total assets	8.23	8.65	9.69	10.65	10.19
Net loan charge-offs (recoveries) as a percent of average loans	(0.02)	0.00	0.06	0.01	0.19
Allowance for loan losses as a percent of loans at year-end	1.09	1.39	1.36	1.27	1.08
Shareholders’ equity as a percent of total year-end assets	8.28	8.50	9.10	10.44	10.46
Dividend payout ratio[2]	26.48	30.73	29.35	28.42	28.57

¹Net interest margin is shown on a fully taxable equivalent basis.

2Dividend payout ratio is calculated as dividends declared as a percentage of net income.

RESULTS OF OPERATIONS

Net Income

CSB’s 2022 net income was $13.3 million compared to $10.8 million for 2021, an increase of 23%. Total revenue, net interest income plus noninterest income, increased $4.2 million, or 12%, over the prior year to a total of $39.0 million. The provision for loan losses decreased to a $895 thousand recovery as compared to a $655 thousand recovery for the prior year. Noninterest expense increased $1.3 million, or 6% and the provision for income tax increased $656 thousand over the prior year due to an increase in taxable income. Basic and diluted earnings per share were $4.91, up 24% from the prior year. The return on average assets was 1.16% in 2022 compared to 0.97% in 2021 and return on average equity was 14.04% in 2022 compared to 11.27% in 2021.

Net Interest Income

(Dollars in thousands)	2022	2021
Net interest income	$32,323	$27,517
Taxable equivalent[1]	145	154
Net interest income, FTE	$32,468	$27,671
Net interest margin	2.97%	2.61%
Taxable equivalent adjustment[1]	0.01	0.02
Net interest margin, FTE	2.98%	2.63%

¹Taxable equivalent adjustments have been computed assuming a 21% tax rate in 2022, and 2021 (non-GAAP).

Net interest income is the largest source of the Company’s revenue and consists of the difference between interest income generated on earning assets and interest expense incurred on liabilities (deposits, short-term and long-term borrowings). Volumes, interest rates, composition of interest-earning assets, and interest-bearing liabilities affect net interest income. Net interest income increased $4.8 million, or 17%, in 2022 compared to 2021. The increase was a result of a $5.3 million increase in interest income, partially offset by an increase of $484 thousand in interest expense. The FTE net interest margin increased to 2.98% from 2.63% in 2021.

Interest income increased $5.3 million, or 18%, in 2022 compared to 2021 primarily due to an increase of $4.1 million, or 155%, in taxable securities interest income due to an increase in average balances of $158 million and an increase in yield of 56 basis points ("bps"). Interest income on interest-earning deposits mainly held at the Federal Reserve increased $1.4 million in 2022 compared to 2021 primarily due to a 139 basis points yield increase. Interest income on loans decreased $109 thousand primarily due to a decrease of 22 basis points in yield which was partially offset by an increase in loan volume of $25 million. The decrease in yield occurred as Payckeck Prtection Program ("PPP") loans were forgiven by the Small Business Administration ("SBA"), the bank recognized origination fees of $176 thousand in interest income in 2022 as compared to $2.8 million in 2021 on the forgiven PPP loans.

Interest expense increased $484 thousand, or 24%, in 2022 as compared to 2021 primarily due to rate increases of 7 bps on deposits and 10 basis points on other borrowed funds. Average interest-bearing demand and savings deposit balances increased $16 million during the year as savings rates continued but at a lesser pace than the prior year as the increase in the money supply created by the government to offset pandemic economic decreases was being phased out to consumers and businesses. Average time deposit balances decreased $5.6 million, and the average interest rate decreased 18 bps.

The following table provides detailed analysis of changes in average balances, yield, and net interest income:

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	2022			2021
(Dollars in thousands)	Average Balance [1]	Interest	Average Rate [2]	Average Balance [1]	Interest	Average Rate [2]
Interest-earning assets
Interest-earning deposits in other banks	$111,775	$1,703	1.52%	$259,789	$337	0.13%
Securities:
Taxable	364,478	6,665	1.83	206,077	2,613	1.27
Tax exempt [4]	24,349	553	2.27	25,208	577	2.28
Loans [3,4]	587,765	26,043	4.43	562,592	26,156	4.65
Total interest- earning assets	1,088,367	34,964	3.21%	1,053,666	29,683	2.82%
Noninterest- earning assets
Cash and due from banks	20,435			19,891
Bank premises and equipment, net	13,601			13,372
Other assets	36,833			32,924
Allowance for loan losses	(7,311)			(8,045)
Total assets	$1,151,925			$1,111,808

Interest-bearing liabilities
Demand deposits	$240,904	648	0.27%	$259,111	317	0.12%
Savings deposits	315,881	670	0.21	281,888	281	0.10
Time deposits	118,085	1,017	0.86	123,659	1,286	1.04
Borrowed funds	40,218	161	0.40	42,600	128	0.30
Total interest- bearing liabilities	715,088	2,496	0.35%	707,258	2,012	0.28%
Noninterest-bearing liabilities and shareholders’ equity
Demand deposits	337,759			304,351
Other liabilities	4,228			4,054
Shareholders’ equity	94,850			96,145
Total liabilities and equity	$1,151,925			$1,111,808
Net interest income [4]		32,468			27,671
FTE adjustment		(145)			(154)
GAAP net interest income		$32,323			$27,517
Net interest margin FTE			2.98%			2.63%
Net interest spread			2.86%			2.54%

¹Average balances have been computed on an average daily basis.

²Average rates have been computed based on the amortized cost of the corresponding asset or liability.

³Average loan balances include nonaccrual loans.

4Interest income is shown on a fully tax-equivalent basis (non-GAAP), reconciled to the GAAP amount at the bottom of the table.

The following table compares the impact of changes in average rates and changes in average volumes on net interest income:

RATE/VOLUME ANALYSIS OF CHANGES IN INCOME AND EXPENSE¹

	2022 v. 2021
	Net Increase
(Dollars in thousands)	(Decrease)	Volume	Rate
Increase (decrease) in interest income:
Interest-earning deposits in other banks	$1,366	$(2,255)	$3,621
Securities:
Taxable	4,052	2,904	1,148
Tax exempt [2]	(24)	(18)	(6)
Loans [2]	(113)	1,115	(1,228)
Total interest income change [2]	5,281	1,746	3,535
Increase (decrease) in interest expense:
Demand deposits	331	(49)	380
Savings deposits	389	72	317
Time deposits	(269)	(48)	(221)
Borrowed funds	33	(10)	43
Total interest expense change	484	(35)	519
Net interest income change [2]	$4,797	$1,781	$3,016

¹ Changes attributable to both volume and rate, which cannot be segregated, have been allocated based on the absolute value of the change due to volume and the change due to rate.

2 Interest income is shown on a fully tax-equivalent basis (non-GAAP).

Provision (Recovery) For Loan Losses

The provision (recovery) for loan losses is determined by management as the amount required to bring the allowance for loan losses to a level considered appropriate to absorb probable incurred net charge-offs inherent in the loan portfolio as of period end. During 2022 a recovery of credit losses of $895 thousand was recognized compared to a 2021 recovery of credit losses of $655 thousand. The recapture of provision for loan losses for the year primarily reflects the improvement in credit quality including the reduction of impaired and adversely classified loans, as well as the improvement in economic indicators including unemployment, residential real estate prices and consumer confidence. Nonperforming loans decreased $832 thousand from 2021 to 2022. See Financial Condition – Allowance for Loan Losses for additional discussion and information relative to the provision for loan losses.

Noninterest Income

	YEAR ENDED DECEMBER 31
		Change from 2021
(Dollars in thousands)	2022	Amount	%	2021
Service charges on deposit accounts	$1,174	$235	25%	$939
Trust services	954	(105)	(10)	1,059
Debit card interchange fees	2,105	55	3	2,050
Credit card fees	677	195	40	482
Gain on sale of loans, including MSRs	331	(1,118)	(77)	1,449
Earnings on bank-owned life insurance	674	55	9	619
Unrealized (loss) gain on equity securities	(3)	(31)	(111)	28
Other	799	100	14	699
Total noninterest income	$6,711	$(614)	(8)%	$7,325

Noninterest income decreased $614 thousand, or 8%, in 2022 compared to the same period in 2021. Gain on sales of mortgage loans including mortgage servicing rights (“MSRs”) decreased $1.1 million due to fewer sales of real estate mortgage loans into the secondary market as many consumers took advantage of the large mortgage interest rate declines in 2021. The Bank sold $10 million in mortgage loans, including gains, in 2022 as compared to the sale of $47 million of loans in 2021. Trust service revenue decreased $105 thousand with market declines. Service charges on deposits, which are primarily customer overdraft fees, increased $235 thousand in 2022. Debit card interchange fees increased $55 thousand in 2022 compared to 2021 due to volume increases. Credit card interchange income increased $195 thousand as business credit card usage continued to increase. Earnings on bank owned life insurance increased $55 thousand.

Noninterest Expenses

	YEAR ENDED DECEMBER 31
		Change from 2021
(Dollars in thousands)	2022	Amount	%	2021
Salaries and employee benefits	$13,446	$847	7%	$12,599
Occupancy expense	1,085	52	5	1,033
Equipment expense	781	67	9	714
Professional and director fees	1,551	367	31	1,184
Financial institutions tax	779	28	4	751
Marketing and public relations	551	90	20	461
Software expense	1,429	87	6	1,342
Debit card expense	734	24	3	710
FDIC insurance	345	(133)	(28)	478
Amortization of intangible assets	—	(44)	(100)	44
Other	2,692	(85)	(3)	2,777
Total noninterest expenses	$23,393	$1,300	6%	$22,093

Noninterest expense increased $1.3 million, or 6%, in 2022 compared to 2021. Salaries and employee benefits increased $847 thousand from increases in base and incentive compensation of $575 thousand. The capitalization of employee costs of loan originations increased the amount recognized in salary expense by $250 thousand in 2022, a result of decreased origination of commercial and mortgage loans. Professional and director fees increased $367 thousand primarily due to an increase in third party assistance with contracting the bank's core vendor, increase of $64 thousand in legal expenses related to loan collections, $50 thousand increase in audit and accounting fees, and $33 thousand increase in director's fees. Marketing and public relations expense increased $90 thousand, or 20%, with increasing market coverage. Software expense increased $87 thousand, or 6%, due to full-year implementation of a new mobile banking platform along with core software provider increases. Equipment expense increased $67 thousand in 2022, as compared to 2021, with increased depreciation expense and equipment maintenance contracts. Occupancy expense increased $52 thousand primarily from depreciation from branch renovations, property taxes and insurance. An increase of $28 thousand in the Ohio financial institutions tax was recognized as capital increased. Debit card expense increased $24 thousand in 2022 due to increased volume. The FDIC insurance assessment decreased $133 thousand, or 28%, with improved credit quality and increased earnings. Other expenses decreased $85 thousand, or 3%.

Income Taxes

The provision for income taxes amounted to $3.2 million in 2022 as compared to $2.6 million in 2021. The slight increase in 2022 resulted from an increase in income. The corporate statutory tax rate was 21% for 2022 and 2021. The effective tax rate in 2022 and 2021 approximates 19%.

FINANCIAL CONDITION

Total assets of the Company were $1.2 billion on December 31, 2022 compared to $1.1 billion on December 31, 2021, representing an increase of $15 million, or 1%. Net loans increased $79 million, or 15%, while investment securities increased $90 million, or 29%, and total cash and cash equivalents decreased $157 million, or 65%. Deposits increased $21 million and short-term borrowings decreased $4 million, while other borrowings from the Federal Home Loan Bank (“FHLB”) decreased by $946 thousand, or 28%.

Securities

Total investment securities increased $90 million, or 29%, to $401 million at year-end 2022. CSB’s portfolio is primarily comprised of agency mortgage-backed securities, obligations of state and political subdivisions, U.S. Treasury notes, other government agencies’ debt, and corporate bonds. Restricted securities consist primarily of FHLB stock.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. The Company’s municipal bond portfolio consists of tax-exempt general obligation and revenue bonds. As of December 31, 2022, 73% of such bonds held an S&P or Moody’s investment grade rating, and 27% were non-rated local issues. The municipal portfolio includes a broad spectrum of counties, towns, universities, and school districts with 83% of the portfolio originating in Ohio, and 17% in Pennsylvania. Gross unrealized security losses within the portfolio were 13% of total securities on December 31, 2022, reflecting interest rate increases, not credit downgrades.

During December 2021, investments with an amortized cost of approximately $79 million and a fair value of $77 million were transferred from available-for-sale to held-to-maturity as rising interest rates and a slowing of monthly cash payments were occurring. The transfer included $76 million of U.S. Government agency mortgage-backed securities and $3 million of U.S. Treasury notes. These bonds will still provide liquidity through pledging and for use as collateral against borrowings. No additional transfers to held to maturity were made in 2022, as bonds were assigned their held to maturity classification on their purchase date in 2022.

One of the primary functions of the securities portfolio is to provide a source of liquidity and it is structured such that maturities and cash flows provide a portion of the Company’s liquidity needs and asset/liability management requirements.

Loans

Total loans increased $78 million, or 14%, during 2022 with increases in all loan categories. Volume increases were recognized as follows: commercial loans including PPP loans increased $5 million, or 4%, during 2022, with PPP loan forgiveness of $4 million offsetting the increase. Remaining PPP loan balances were $359 thousand as of December 31, 2022. Construction and land development loans increased $9 million, or 20% as several commercial projects were under construction and consumer demand slowed for 1-4 family residential construction at year end. Residential real estate loans increased $26 million, or 15%. Commercial real estate loans increased $37 million, or 19%. Commercial real estate and construction loan demand remained strong, however there was a slowing of commercial loan growth with increased competition from private lenders and excess business liquidity remaining from government stimulus programs.

The Company originated $69 million and $67 million of residential mortgage loans held in the portfolio, including residential construction, conventional 1-4 family, and equity line loans, which were predominately variable rate, in 2022 and 2021, respectively. The increase in interest rates slowed consumer demand for 1-4 family fixed-rate thirty-year residential mortgages which are sold into the secondary market as the Company sold $10 million of mortgages into the secondary market in 2022 as compared to $46 million in 2021. Demand for home equity loans strengthened in 2022, with balances increasing $7 million, as consumers opted to not refinance their lower fixed-rate mortgages. Installment loans increased $300 thousand.

Management anticipates modest economic growth in the Company’s local service areas will continue to improve. Commercial and commercial real estate loans, in aggregate, comprise approximately 58% of the total loan portfolio at year-end 2022 and 2021. Residential real estate loans remained at 31% of the portfolio in 2022 and 2021. Construction and land development loans increased to 9% of the portfolio as loan demand for commercial construction projects increased by $7 million and residential construction loans increased by $2 million, year over year. The Company is well within the respective regulatory guidelines for investment in construction, development, and investment property loans that are not owner occupied.

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

NONPERFORMING ASSETS	DECEMBER 31
(Dollars in thousands)	2022	2021
Nonaccrual loans
Commercial	$—	$208
Commercial real estate	92	139
Residential real estate	99	367
Construction & land development	—	329
Consumer	65	40

Loans past due 90 days or more and still accruing
Commercial	—	5
Total nonperforming loans	256	1,088

Other real estate owned	—	—
Other repossessed assets	—	—
Total nonperforming assets	$256	$1,088

Nonaccrual loans to total loans	0.04%	0.20%

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by management to be adequate to cover loan losses currently anticipated based on past loss experience, general economic conditions, changes in mix and size of the loan portfolio, information about specific borrower situations, and other factors and estimates which are subject to change over time. Management periodically reviews selected large loans, delinquent and other problem loans, and selected other loans. Collectability of these loans is evaluated by considering the current financial position and performance of the borrower, estimated market value of the collateral, the Company’s collateral position in relationship to other creditors, guarantees, and other potential sources of repayment. Management forms judgments, which are in part subjective, as to the probability of loss and the amount of loss on these loans as well as other loans taken together. The Company’s Allowance for Loan Losses Policy includes, among other items, provisions (recoveries) for classified loans, and a provision (recovery) for the remainder of the portfolio based on historical data, including past charge-offs.

During 2022, $689 thousand in nonaccrual loans were collected, $226 thousand were charged-off, $93 thousand were returned to accrual, while $181 thousand new loans entered nonaccrual status.

ALLOWANCE FOR LOAN LOSSES	FOR THE YEAR ENDED
(Dollars in thousands)	2022		2021
Net charge-offs (recoveries) as a percentage of average total loans	(0.02)%		—%
Allowance for loan losses as a percentage of total loans	1.09		1.39
Allowance for loan losses to total nonacrrual loans	26.71	x	7.00	x

Components of the allowance for loan losses:
General reserves	$6,834		$7,396
Specific reserve allocations	4		222
Total allowance for loan losses	$6,838		$7,618

The allowance for loan losses totaled $6.8 million, or 1.09%, of total loans at year-end 2022 as compared to $7.6 million, or 1.39%, of total loans at year-end 2021. The Bank had net loan recoveries of $115 thousand in 2022 compared to net loan charge-offs of $1 thousand for 2021.

The Company maintains an internal watch list on which it places loans where management’s analysis of the borrower’s operating results and financial condition indicates the borrower’s cash flows are inadequate to meet its debt service requirements and loans where there exists an increased risk that such a shortfall may occur. Nonperforming loans, which consist of loans past due 90 days or more and nonaccrual loans, aggregated $256 thousand, or 0.04%, of loans at year-end 2022 compared to $1.1 million, or 0.20%, of loans at year-end 2021. Impaired loans were $1 million at year-end 2022 as compared to $2 million at year-end 2021. Management has assigned loss allocations to absorb the estimated losses on impaired loans. These allocations are included in the total allowance for loan losses balance.

Other Assets

Net premises and equipment decreased $452 thousand to $13.4 million at year-end 2022 with depreciation expense exceeding purchases. Total bank-owned life insurance increased from $24 million at year-end 2021 to $24.7 million at year-end 2022 with increasing cash surrender values. There was no other real estate owned on December 31, 2022 or 2021. The Company recognized a net deferred tax asset of $3 million on December 31, 2022 compared to a net deferred tax asset of $325 thousand on December 31, 2021. The increase in the net deferred tax asset is a result of the increase in the gross unrealized losses on available-for-sale securities which is a result of rising interest rates during 2022.

Deposits

The Company’s deposits are obtained primarily from individuals and businesses located in its market area. For deposits, the Company must compete with products offered by other financial institutions, as well as alternative investment options. Demand and savings deposits increased for the year ended 2022, at a lesser growth trajectory following the trillions of government stimulus relief pumped into the economy during the COVID-19 pandemic. Market rates on deposits and cash management products increased throughout the year as liquidity decreased in the industry.

	December 31		Change from 2021
(Dollars in thousands)	2022	2021	Amount	%
Noninterest-bearing demand	$350,283	$334,346	$15,937	5%
Interest-bearing demand	241,227	242,387	(1,160)	—
Traditional savings	194,918	191,836	3,082	2
Money market savings	118,908	112,803	6,105	5
Time deposits in excess of $250,000	28,089	26,213	1,876	7
Other time deposits	89,992	95,162	(5,170)	(5)
Total deposits	$1,023,417	$1,002,747	$20,670	2%

Other Funding Sources

The Company obtains additional funds through securities sold under repurchase agreements, overnight borrowings from the FHLB or other financial institutions, and advances from the FHLB. Short-term borrowings, consisting of securities sold under repurchase agreements, decreased $4 million. Other borrowings, consisting of FHLB advances, decreased $946 thousand as the result of principal repayments. All FHLB borrowings on December 31, 2022, have long term maturities with monthly amortizing payments.

CAPITAL RESOURCES

Total shareholders’ equity was $95.9 million at December 31, 2022 compared to $97.3 million on December 31, 2021. This decrease was primarily due to a $10.8 million accumulated other comprehensive loss recognized on the available-for-sale securities portfolio resulting from increasing interest rates. Dividends were paid of $3.5 million and $388 thousand treasury stock was repurchased in 2022, which was partially offset by net income of $13.3 million. The Board of Directors approved a Stock Repurchase Program on February 26, 2021, allowing the repurchase of up to 5% of the Company’s then-outstanding common shares. Repurchased shares are to be held as treasury stock and are available for general corporate purposes. On December 31, 2022, approximately 102 thousand shares could still be repurchased under the current authorized program. Shares repurchased during 2022 totaled 10,448 shares for $388 thousand and shares purchased in 2021 totaled 24,326 shares for $939 thousand.

Effective January 1, 2015, the Federal Reserve adopted final rules implementing Basel III and regulatory capital changes required by the Dodd-Frank Act. The rules apply to both the Company and the Bank. The rules established minimum risk-based and leverage capital requirements for all banking organizations. The rules include: (a) a common equity tier 1 capital ratio of at least 4.5%, (b) a tier 1 capital ratio of at least 6.0%, (c) a minimum total capital ratio of at least 8.0%, and (d) a minimum leverage ratio of 4%. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets primarily based on the relative credit risk of the counterparty. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements. The Company and Bank’s actual and required capital amounts are disclosed in Note 12 to the consolidated financial statements.

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

LIQUIDITY

	December 31
(Dollars in thousands)	2022	2021	Change from 2021
Cash and cash equivalents	$86,420	$243,657	$(157,237)
Unused lines of credit	122,062	107,054	15,008
Unpledged AFS securities at fair market value	134,401	108,158	26,243
	$342,883	$458,869	$(115,986)
Net deposits and short-term liabilities	$1,041,016	$1,016,821	$24,195
Liquidity ratio	32.9%	47.6%
Minimum board approved liquidity ratio	20.0%	20.0%

Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses, and meet other obligations. Liquidity is monitored by CSB’s Asset Liability Committee. The Company was within all Board-approved limits on December 31, 2022, and 2021. Additional sources of liquidity include net income, loan repayments, the availability of borrowings, and adjustments of interest rates to attract deposit accounts.

As summarized in the Consolidated Statements of Cash Flows, the most significant investing activities for the Company in 2022 included net loan originations of $78 million and securities purchases of $144 million, offset by maturities and repayment of securities totaling $38 million. The Company’s financing activities included a $21 million increase in deposits, $4 million in cash dividends paid, and a $4 million decrease in short-term borrowings.

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

Interest rate risk is monitored primarily through the use of an earnings simulation model. The model is highly dependent on various assumptions, which change regularly as the balance sheet and market interest rates change. The earnings simulation model projects change in net interest income resulting from the effect of changes in interest rates. The analysis is performed quarterly over a twenty-four-month horizon. The analysis includes two (2) balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. This analysis is performed by estimating the expected cash flows of the Company’s financial instruments using interest rates in effect at year-end 2022 and 2021. Interest rate risk policy limits are tested by measuring the anticipated change in net interest income over a two-year period. The tests assume quarterly ramped increases and decreases in market interest rates over twenty-four month hoizons, as compared to a stable rate environment or base model. The following table reflects the change to net interest income using a dynamic balance sheet for the first twelve-month periods of the twenty-four month horizon.

Net Interest Income at Risk

	December 31, 2022
	Change In Interest Rates (Basis Points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
(Dollars in thousands)	+ 400	$38,810	$1,090	2.9%	± 25%
	+ 300	38,581	861	2.3	± 15
	+ 200	38,302	582	1.5	± 10
	+ 100	38,003	283	0.8	± 5
	0	37,720	—	—
	– 100	37,368	(352)	(0.9)	± 5
	– 200	36,869	(851)	(2.3)	± 10
	– 300	35,973	(1,747)	(4.6)	± 15
	– 400	35,519	(2,201)	(5.8)	± 25

	December 31, 2021
	+ 400	$28,632	$1,499	5.5%	± 25%
	+ 300	28,283	1,150	4.2	± 15
	+ 200	27,924	791	2.9	± 10
	+ 100	27,523	390	1.4	± 5
	0	27,133	—	—
	– 100	26,504	(629)	(2.3)	± 5
	– 200	25,714	(1,419)	(5.2)	± 10

Management reviews Net Interest Income at Risk with the Board on a periodic basis. The Company was within all Board-approved limits at December 31, 2022 and 2021 for the first twelve-month periods of the twenty-four month horizon.

Economic Value of Equity at Risk

December 31, 2022
Change In Interest Rates (Basis Points)	Percentage Change	Board Policy Limits
+ 400	13.2%	± 35%
+ 300	11.2	± 30
+ 200	8.5	± 20
+ 100	4.8	± 15
– 100	(6.3)	± 15
– 200	(14.5)	± 20
– 300	(25.4)	± 30
– 400	(39.4)	± 35

December 31, 2021
+ 400	40.3%	± 35%
+ 300	33.0	± 30
+ 200	24.4	± 20
+ 100	13.8	± 15
– 100	(18.4)	± 15
– 200	n/a	± 20

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

Management periodically measures and reviews the economic value of equity at risk with the Board. As of December 31, 2022, the percentage change of the market value of equity was outside of the board policy limit in the -400 basis point scenario and as of December 31, 2021, the percentage change was outside the board policy limits in the +200 through +400 basis point rate scenarios as well as the -100 basis point change. In the rising rate scenarios, the exceptions are positive as the market value of equity increases as interest rates increase. The technical fails have a favorable impact to equity in the rising rate scenarios. In the declining rate scenarios in 2022 and 2021, the duration of liabilities remains high and loan prepayment speeds increase causing decreases in the market value of equity of (39.4)% in the -400 basis point rate scenario as of December 31, 2022 and (18.4)% in the -100 basis point rate scenario as of December 31, 2021.

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

U.S. Treasury securities, obligations of U.S. Government corporations and agencies, obligations of states and political subdivisions will generally repay at their stated maturity or if callable, prior to their final maturity date. Mortgage-backed security payments increase when interest rates are low and decrease when interest rates rise. Most of the Company’s loans permit the borrower to prepay the principal balance prior to maturity without penalty. The likelihood of prepayment depends on a number of factors: current interest rate and interest rate index (if any) on the loan, the financial ability of the borrower to refinance, the economic benefit to be obtained from refinancing, availability of refinancing at attractive terms, as well as economic conditions in specific geographic areas, which affect the sales and price levels of residential and commercial property. In a changing interest rate environment, prepayments may increase or decrease on fixed and adjustable-rate loans depending on the current relative levels and expectations of future short-term and long-term interest rates. Prepayments on adjustable-rate loans generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates, thus making fixed rate loans more desirable. While savings and checking deposits generally may be withdrawn upon the customer’s request without prior notice, a continuing relationship with customers resulting in future deposits and withdrawals is generally predictable, leading to a dependable and uninterrupted source of funds. Time deposits generally have early withdrawal penalties, which discourage customer withdrawal prior to maturity. Short-term borrowings have fixed maturities. Certain advances from the FHLB carry prepayment penalties and are expected to be repaid in accordance with their contractual terms.

FAIR VALUE MEASUREMENTS

The Company discloses the estimated fair value of its financial instruments on December 31, 2022, and 2021 in Note 15 to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, AND CONTINGENT LIABILITIES AND COMMITMENTS

The following table summarizes the Company’s loan commitments, including letters of credit, as of December 31, 2022:

	Amount of Commitment to Expire Per Period
(Dollars in thousands) Type of Commitment	Total Amount	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Commercial lines of credit	$152,607	$129,332	$18,363	$4,847	$65
Commercial real estate	4,416	4,366	—	50	—
Residential real estate lines of credit	77,855	2,912	10,066	14,937	49,940
Construction	16,268	12,973	3,295	—	—
Consumer lines of credit	596	596	—	—	—
Credit card lines	7,465	7,465	—	—	—
Overdraft privilege	7,215	7,215	—	—	—
Letters of credit	1,376	1,245	105	26	—
Total commitments	$267,798	$166,104	$31,829	$19,860	$50,005
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

The following table summarizes the Company’s other contractual obligations, exclusive of interest, as of December 31, 2022:

	Payment Due by Period
(Dollars in thousands) Contractual Obligations	Total Amount	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Total time deposits	$118,081	$66,598	$49,606	$1,877	$—
Short-term borrowings	32,550	32,550	—	—	—
Other borrowings	2,461	707	837	457	460
Operating leases	326	92	178	56	—
Total obligations	$153,418	$99,947	$50,621	$2,390	$460

The other borrowings noted in the preceding table represent borrowings from the FHLB. The notes require payment of interest on a monthly basis with principal due in monthly installments. The obligations bear stated fixed interest rates and stipulate a prepayment penalty if the note’s interest rate exceeds the current market rate for similar borrowings at the time of repayment. As the notes mature, the Company evaluates the liquidity and interest rate circumstances at that time to determine whether to pay off or renew the note. The evaluation process typically includes: the strength of current and projected customer loan demand, the Company’s federal funds sold or purchased position, projected cash flows from maturing investment securities, the current and projected market interest rate environment, local and national economic conditions, and customer demand for the Company’s deposit product offerings.

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

The most significant accounting policies followed by the Company are presented in Note 1- Summary of Significant Accounting Policies. These policies, along with the other disclosures presented in the Notes to Consolidated Financial Statements and the 2022 Financial Review, provide information about how significant assets and liabilities are valued in the financial statements and how those values are determined. Management has identified the other-than-temporary impairment of securities, allowance for loan losses, goodwill, and the fair value of financial instruments as the accounting areas requiring the most subjective and complex estimates, assumptions, and judgments and, as such, could be the most subject to revision as new information becomes available.

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

As previously noted in the section entitled Allowance for Loan Losses, management performs an analysis to assess the adequacy of its allowance for loan losses. This analysis encompasses a variety of factors including: the potential loss exposure for individually reviewed loans, the historical loss experience, the volume of nonperforming loans (i.e., loans in nonaccrual status or past due 90 days or more), and loans past due 30 to 89 days, any significant changes in lending or loan review staff, an evaluation of current and future economic conditions, any significant changes in the volume or mix of loans within each category, a review of the significant concentrations of credit, and any legal, competitive, or regulatory concerns.

The Company accounts for business combinations using the acquisition method of accounting. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives are amortized using accelerated methods over their estimated weighted-average useful lives, approximating ten years.

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

COMMON STOCK AND SHAREHOLDER INFORMATION

Common shares of the Company are not traded on an established market. Shares are traded on the OTC market through broker/ dealers under the symbol “CSBB” and through private transactions. The table below represents the range of high and low prices paid for transactions known to the Company. Management does not have knowledge of prices paid on all transactions. Because of the lack of an established market, these prices may not reflect the prices at which stock would trade in an active market. These quotations reflect interdealer prices, without mark-up, mark-down, or commission and may not represent actual transactions. The table specifies cash dividends declared by the Company to its shareholders during 2022 and 2021. No assurances can be given that future dividends will be declared, or if declared, what the amount of any such dividends will be. Additional information concerning restrictions over the payment of dividends is included in Note 12 of the Consolidated Financial Statements.

Quarterly Common Stock Price and Dividend Data

Quarter Ended	High	Low	Dividends Declared Per Share	Dividends Declared
March 31, 2022	$39.60	$37.50	$0.00	$—
June 30, 2022	43.45	36.50	0.62	1,685,175
September 30, 2022	40.50	37.00	0.33	893,500
December 31, 2022	43.00	35.02	0.35	947,652

March 31, 2021	$38.50	$36.11	$0.30	$822,705
June 30, 2021	39.00	37.10	0.30	820,273
September 30, 2021	39.98	36.65	0.31	844,912
December 31, 2021	39.99	37.50	0.31	842,587

As of December 31, 2022, the Company had 1,082 shareholders of record and 2,707,576 outstanding shares of common stock.

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

Management conducted the required assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based upon this assessment, management believes that the Company’s internal control over financial reporting is effective as of December 31, 2022.

Eddie L. Steiner	Paula J. Meiler
President,	Senior Vice President,
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CSB Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Crititcal Audit Matters (continued)

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $627 million as of December 31, 2022, and the associated ALL was $6.8 million. As discussed in Notes 1 and 3 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of historical loss experience within each risk category of loans, qualitative adjustment to those historical loss allocations, and testing of certain commercial loans for impairment. Management applies qualitative adjustments to the historical loss rate to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio mix, trends in loan delinquencies and classified loans, collateral values, concentrations of credit risk for the commercial loan portfolios, and other specific industry factors.

We identified these qualitative adjustments within the ALL as critical audit matters because they involve a high degree of subjectivity and are highly difficult to estimate. In turn, auditing management’s judgments regarding the qualitative factors applied in the ALL calculation involved a high degree of subjectivity.

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

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data used in the estimate to third-party macroeconomic data, and other internal and external data points, while considering the existence of new or contrary information. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in the supporting external or internal data. We assessed the reasonableness of the factors from both a directional perspective and from an overall magnitude perspective as compared to the underlying data. We also compared the level of the Company’s ALL reserves to a peer group (adjusted for differences in credit quality) to gain additional evidence of the reasonableness of the magnitude of the ALL overall.

We have served as the Company’s auditor since 2005.

Cranberry Township, Pennsylvania

March 16, 2023

CONSOLIDATED BALANCE SHEETS

At December 31, 2022 and 2021

(Dollars in thousands, except per share data)	2022	2021
ASSETS
Cash and cash equivalents
Cash and due from banks	$19,911	$19,543
Interest-earning deposits in other banks	66,509	224,114
Total cash and cash equivalents	86,420	243,657

Securities
Available-for-sale, at fair value	150,069	131,708
Held-to-maturity; fair value of $211,954 in 2022 and $174,528 in 2021	247,401	174,808
Equity securities	244	115
Restricted stock, at cost	3,430	4,614
Total securities	401,144	311,245

Loans held for sale	52	231

Loans	627,171	549,154
Less allowance for loan losses	6,838	7,618
Net loans	620,333	541,536

Premises and equipment, net	13,414	13,866
Goodwill	4,728	4,728
Bank-owned life insurance	24,709	24,035
Accrued interest receivable and other assets	8,308	4,941
TOTAL ASSETS	$1,159,108	$1,144,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$350,283	$334,346
Interest-bearing	673,134	668,401
Total deposits	1,023,417	1,002,747

Short-term borrowings	32,550	36,530
Other borrowings	2,461	3,407
Accrued interest payable and other liabilities	4,760	4,240
Total liabilities	1,063,188	1,046,924

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; and outstanding 2,707,576 shares in 2022 and 2,718,024 in 2021	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	86,502	76,715
Treasury stock at cost: 273,026 shares in 2022, 262,578 shares in 2021	(6,107)	(5,719)
Accumulated other comprehensive loss	(12,919)	(2,125)
Total shareholders’ equity	95,920	97,315
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,159,108	$1,144,239

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2022 and 2021

(Dollars in thousands, except per share data)	2022	2021
INTEREST AND DIVIDEND INCOME
Loans, including fees	$26,015	$26,124
Taxable securities	6,665	2,613
Nontaxable securities	436	455
Other	1,703	337
Total interest and dividend income	34,819	29,529
INTEREST EXPENSE
Deposits	2,335	1,884
Short-term borrowings	106	53
Other borrowings	55	75
Total interest expense	2,496	2,012
NET INTEREST INCOME	32,323	27,517

RECOVERY FOR LOAN LOSSES	(895)	(655)
Net interest income, after recovery for loan losses	33,218	28,172
NONINTEREST INCOME
Service charges on deposit accounts	1,174	939
Trust services	954	1,059
Debit card interchange fees	2,105	2,050
Credit card fees	677	482
Gain on sale of loans, net	331	1,449
Earnings on bank owned life insurance	674	619
Unrealized (loss) gain on equity securities	(3)	28
Other income	799	699
Total noninterest income	6,711	7,325
NONINTEREST EXPENSES
Salaries and employee benefits	13,446	12,599
Occupancy expense	1,085	1,033
Equipment expense	781	714
Professional and director fees	1,551	1,184
Financial institutions tax	779	751
Marketing and public relations	551	461
Software expense	1,429	1,342
Debit card expense	734	710
Amortization of intangible assets	—	44
FDIC insurance expense	345	478
Other expenses	2,692	2,777
Total noninterest expenses	23,393	22,093
INCOME BEFORE INCOME TAXES	16,536	13,404
FEDERAL INCOME TAX PROVISION	3,223	2,567
NET INCOME	$13,313	$10,837
EARNINGS PER SHARE
Basic and diluted	$4.91	$3.97

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2022 and 2021

(Dollars in thousands)	2022	2021
Net income	$13,313	$10,837
Other comprehensive loss
Unrealized loss on available-for-sale securities arising during the period	(13,952)	(2,050)
Unrealized loss on securities transferred from available-for-sale to held-to-maturity	—	(1,976)
Amortization of held-to-maturity discount resulting from transfer	289	86
Income tax effect at 21%	2,869	829
Other comprehensive loss	(10,794)	(3,111)
Total comprehensive income	$2,519	$7,726

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

Years Ended December 31, 2022 and 2021

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE AT DECEMBER 31, 2020	$18,629	$9,815	$69,209	$(4,780)	$986	$93,859
Net income	—	—	10,837	—	—	10,837
Other comprehensive loss	—	—	—	—	(3,111)	(3,111)
Purchase of 24,326 treasury shares	—	—	—	(939)	—	(939)
Cash dividends declared, $1.22 per share	—	—	(3,331)	—	—	(3,331)

BALANCE AT DECEMBER 31, 2021	$18,629	$9,815	$76,715	$(5,719)	$(2,125)	$97,315
Net income	—	—	13,313	—	—	13,313
Other comprehensive loss	—	—	—	—	(10,794)	(10,794)
Purchase of 10,448 treasury shares	—	—	—	(388)	—	(388)
Cash dividends declared, $1.30 per share	—	—	(3,526)	—	—	(3,526)

BALANCE AT DECEMBER 31, 2022	$18,629	$9,815	$86,502	$(6,107)	$(12,919)	$95,920

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2022 and 2021

(Dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,313	$10,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises, equipment and software	960	890
Deferred income taxes	(135)	(131)
Recovery of provision for loan losses	(895)	(655)
Gain on sale of loans, net	(331)	(1,449)
Security amortization, net of accretion	1,066	1,288
Secondary market loan sale proceeds	10,100	46,783
Originations of secondary market loans held-for-sale	(9,034)	(42,394)
Earnings on bank-owned life insurance	(674)	(619)
Effects of changes in operating assets and liabilities:
Net deferred loan fees (costs)	(106)	(386)
Accrued interest receivable	(874)	523
Accrued interest payable	61	(33)
Other assets and liabilities	940	363
Net cash provided by operating activities	$14,391	$15,017

CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	$15,917	$47,925
Proceeds from repayments, held-to-maturity	21,827	8,660
Purchases, available-for-sale	(48,885)	(46,267)
Purchases, held-to-maturity	(94,541)	(122,580)
Purchases, equity securities	(131)	—
Redemption of restricted stock	1,184	—
Purchase of bank-owned life insurance	—	(2,000)
Loan originations and payments, net	(78,450)	58,374
Purchases of premises and equipment	(366)	(1,989)
Purchases of software	(13)	(108)
Net cash used in investing activities	$(183,458)	$(57,985)

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2022 and 2021

(Dollars in thousands)	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$20,670	$111,185
Net change in short-term borrowings	(3,980)	(685)
Repayment of other borrowings	(946)	(1,257)
Cash dividends paid	(3,526)	(3,331)
Purchase of treasury stock	(388)	(939)
Net cash provided by financing activities	$11,830	$104,973

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(157,237)	62,005

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	243,657	181,652

CASH AND CASH EQUIVALENTS AT END OF YEAR	$86,420	$243,657

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$2,435	$2,045
Income taxes	2,710	2,425

Noncash investing activities:
Transfer of securities from available-for-sale to held-to-maturity	—	77,194

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

CASH AND CASH EQUIVALENTS

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand and amounts due from banks which mature overnight or within ninety days.

CASH RESERVE REQUIREMENTS

Effective, March 26, 2020, the Federal Reserve reduced reserve requirements to zero for all depository institutions. There were no required federal reserves included in “Cash and due from banks” at December 31, 2022 or December 31, 2021. When required, reserves are used to facilitate the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of vault cash and depository amount held with the Federal Reserve Bank. Federal law prohibits the Company from borrowing from the Bank unless the loans are secured by specific collateral.

DEBT SECURITIES

At the time of purchase all debt securities are evaluated and designated as available-for-sale or held-to-maturity. Securities designated as available-for-sale are carried at fair value with unrealized gains and losses on such securities, net of applicable income taxes, recognized as other comprehensive income or loss. During 2021, approximately $77 million par value U.S. Treasuries and mortgage-backed securities were transferred from available-for-sale to held-to-maturity. Held-to-maturity securities are carried at their fair value on the date of transfer or at amortized cost if security purchases are designated as held-to-maturity. On December 31, 2022, 62% of the total investment portfolio was classified as held-to-maturity. The amortized cost of debt securities is adjusted for the accretion of discounts to maturity and the amortization of premiums to the earlier of a bond’s call date or maturity based on the interest method. Such amortization and accretion is included in interest and dividends on securities.

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

OTHER REAL ESTATE OWNED

Other real estate acquired through or in lieu of foreclosure is initially recorded at fair value, less estimated costs to sell, and any loan balance in excess of fair value is charged to the allowance for loan losses. Subsequent valuations are periodically performed and write-downs are included in noninterest expenses, as well as expenses related to maintenance of the properties. Gains or losses upon sale are recorded through noninterest income. There was no other real estate owned on December 31, 2022 or 2021.

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

GOODWILL

Goodwill is not amortized, but is tested for impairment at least annually in the fourth quarter or more frequently if indicators of impairment are present. The evaluation for impairment involves comparing the current fair value of the reporting unit to the carrying value, including goodwill. If the current fair value of a reporting unit exceeds the carrying value, no additional testing is required, and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods, based on observable bank acquisitions in the state of Ohio, to determine the estimated current fair value of its reporting unit. Based on this analysis no impairment was recorded in 2022 or 2021.

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

ADVERTISING COSTS

All advertising costs are expensed as incurred. Advertising expenses amounted to $178 thousand, $165 thousand for the years ended 2022 and 2021, respectively.

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

The weighted average number of common shares outstanding for earnings per share computations was as follows:

(Dollars in thousands, except per share data)	2022	2021
Weighted average common shares	2,980,602	2,980,602
Average treasury shares	(266,557)	(247,476)
Total weighted average common shares outstanding basic and diluted	2,714,045	2,733,126
Net income	$13,313	$10,837
Earnings per share, basic and diluted	4.91	3.97

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2016-13 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The Update and all subsequent ASU’s that modified Topic 326, requires financial assets be presented at the net amount expected to be collected (i.e. net of expected credit losses), eliminating the probable recognition threshold for credit losses on financial assets measured at amortized cost. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amount of any adjustment will be impacted by the portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time. The new current expected credit losses model ("CECL") will apply to the allowance for loan losses, available-for-sale and held-to-maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures.

Management has completed its implementation plan, segmentation and testing, and model validation. The implementation plan included drafting of additional controls and policies to govern data uploads to its third-party vendor, balancing and reconciling, testing and auditing of inputs, and review and decision-making surrounding segmentation, methodologies, qualitative factor adjustments, and reasonable and supportable forecasts. Parallel runs were processed during 2022 and the results were consistent with management's expectations. The implementation plan is currently going through the Company's control structure and internal control testing is being performed.

As a result of adopting this standard, which is effective January 1, 2023, the Company has completed the calculation and is in the process of finalizing the qualitative factors, which will determine the total amount of the adjustment to the allowance for loan losses and the reserves for unfunded commitments. These estimates are subject to further refinements based on ongoing evaluations of our model, methodologies, and judgments, as well as prevailing economic conditions and forecasts as of the adoption date. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

The Company expects to record no allowance for credit losses related to AFS or HTM debt securities at the date of adoption, January 1, 2023, as the majority of the Company's debt securities are issued by U.S. government entities and agencies and there is zero credit loss expectation on these securities.

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

ASU 2020-04 - Reference Rate Reform (Topic 848). This update provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls "reference rate reform" if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients allowing them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. ASU 2022-06 is effective for all reporting entities immediately upon issuance and must be applied on a prospective basis. This Update is not expected to have a significant impact on the Company’s financial statements.

ASU 2022-02, Financial Instruments – Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

RECLASSIFICATION OF COMPARATIVE AMOUNTS

Certain comparative amounts from the prior years have been reclassified to conform to current year classifications. Such classifications had no effect on net income or shareholders’ equity.

NOTE 2 – SECURITIES

Securities consisted of the following on December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2022
Available-for-sale
U.S. Treasury securities	$23,194	$—	$(969)	$22,225
U.S. Government agencies	13,999	—	(1,369)	12,630
Mortgage-backed securities of government agencies	77,677	72	(8,859)	68,890
Asset-backed securities of government agencies	633	—	(15)	618
State and political subdivisions	20,462	—	(985)	19,477
Corporate bonds	28,740	—	(2,511)	26,229
Total available-for-sale	164,705	72	(14,708)	150,069
Held-to-maturity
U.S. Treasury securities	12,753	—	(1,136)	11,617
Mortgage-backed securities of government agencies	232,068	—	(34,051)	198,017
State and political subdivisions	2,580	1	(261)	2,320
Total held-to-maturity	247,401	1	(35,448)	211,954
Equity securities	185	59	—	244
Restricted stock	3,430	—	—	3,430
Total securities	$415,721	$132	$(50,156)	$365,697

2021
Available-for-sale
U.S. Treasury securities	$4,982	$—	$(10)	$4,972
U.S. Government agencies	13,999	—	(327)	13,672
Mortgage-backed securities of government agencies	78,224	393	(843)	77,774
Asset-backed securities of government agencies	760	—	(7)	753
State and political subdivisions	23,189	343	(201)	23,331
Corporate bonds	11,238	57	(89)	11,206
Total available-for-sale	132,392	793	(1,477)	131,708
Held-to-maturity
U.S. Treasury securities	12,700	32	(39)	12,693
Mortgage-backed securities of government agencies	159,916	504	(766)	159,654
State and political subdivisions	2,192	3	(14)	2,181
Total held-to-maturity	174,808	539	(819)	174,528
Equity securities	53	62	—	115
Restricted stock	4,614	—	—	4,614
Total securities	$311,867	$1,394	$(2,296)	$310,965

The amortized cost and fair value of debt securities on December 31, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$5,966	$5,790
Due after one through five years	64,574	60,342
Due after five through ten years	24,930	22,979
Due after ten years	69,235	60,958
Total debt securities available-for-sale	$164,705	$150,069

Held-to-maturity
Due in one year or less	$2,497	$2,418
Due after one through five years	7,412	6,794
Due after five through ten years	4,761	4,155
Due after ten years	232,731	198,587
Total debt securities held-to-maturity	$247,401	$211,954

Securities with a carrying value of approximately $110.1 million and $103.0 million were pledged on December 31, 2022, and 2021 respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in FHLB and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to $2.9 million and $4.1 million on December 31, 2022, and 2021, respectively. Federal Reserve Bank stock was $471 thousand on December 31, 2022, and 2021.

There were no proceeds from sales of debt securities for the years ended December 31, 2022 and 2021. Gains and (losses) recognized on equity securities on the consolidated statements of income of $(3) thousand and $28 thousand, respectively for the years ended December 31, 2022 and 2021 were unrealized.

The following table presents gross unrealized losses, fair value of securities, aggregated by investment category, and length of time individual securities have been in a continuous unrealized loss position, on December 31:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
2022
Available-for-sale
U.S. Treasury securities	$(798)	$17,405	$(171)	$4,820	$(969)	$22,225
U.S. Government agencies	—	—	(1,369)	12,630	(1,369)	12,630
Mortgage-backed securities of government agencies	(1,046)	16,188	(7,813)	44,519	(8,859)	60,707
Asset-backed securities of government agencies	—	—	(15)	618	(15)	618
State and political subdivisions	(189)	9,079	(796)	9,848	(985)	18,927
Corporate bonds	(1,165)	13,502	(1,346)	12,727	(2,511)	26,229
Held-to-maturity
U.S. Treasury securities	—	—	(1,136)	11,617	(1,136)	11,617
Mortgage-backed securities of government agencies	(9,733)	79,325	(24,318)	118,692	(34,051)	198,017
State and political subdivisions	—	—	(261)	1,903	(261)	1,903
Total temporarily impaired securities	$(12,931)	$135,499	$(37,225)	$217,374	$(50,156)	$352,873

2021
Available-for-sale
U.S. Treasury securities	$(10)	$4,972	$—	$—	$(10)	$4,972
U.S. Government agencies	(69)	2,930	(258)	10,742	(327)	13,672
Mortgage-backed securities of government agencies	(574)	43,595	(269)	12,653	(843)	56,248
Asset-backed securities of government agencies	—	—	(7)	753	(7)	753
State and political subdivisions	(201)	9,646	—	—	(201)	9,646
Corporate bonds	(44)	5,710	(45)	955	(89)	6,665
Held-to-maturity
U.S. Treasury securities	(39)	9,837	—	—	(39)	9,837
Mortgage-backed securities of government agencies	(766)	98,906	—	—	(766)	98,906
State and political subdivisions	(14)	1,749	—	—	(14)	1,749
Total temporarily impaired securities	$(1,717)	$177,345	$(579)	$25,103	$(2,296)	$202,448

There were 200 securities in an unrealized loss position on December 31, 2022, 90 of which were in a continuous loss position for twelve (12) or more months. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities, the extent and duration of the loss, and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities and it does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired on December 31, 2022.

NOTE 3 – LOANS

Loans consisted of the following on December 31:

(Dollars in thousands)	2022	2021
Commercial	$129,343	$123,933
Commercial real estate	231,785	194,754
Residential real estate	194,125	168,247
Construction & land development	55,318	46,042
Consumer	16,387	16,074
Total loans before deferred loan (fees) and costs	626,958	549,050
Deferred loan (fees) and costs	213	104
Total loans	$627,171	$549,154

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

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020 and provided over $2 trillion in economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. The PPP provided loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash flow assistance to employers who maintained their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. During 2021 and 2020, the

Company originated 1,351 PPP loans with principal balances of $128.9 million. The PPP loans are 100% guaranteed by the SBA and are eligible for forgiveness by the SBA to the extent that the proceeds were used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made if certain conditions were met regarding employee retention and compensation levels. The majority of PPP loans deemed eligible for forgiveness by the SBA have been repaid by the SBA to the Company. As of December 31, 2022, the Company has received $128.5 million in loan forgiveness from the SBA. The remaining $359 thousand of PPP loans are included in the Commercial loan category with no allowance for loan losses allocated.

Concentrations of Credit

Nearly all the Company’s lending activity occurs within the State of Ohio, including the four counties of Holmes, Stark, Tuscarawas, and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. Credit concentrations, including commitments, as determined using North American Industry Classification Codes (NAICS), to the four largest industries compared to total loans at December 31, 2022, included $73 million, or 12%, of total loans to lessors of non-residential buildings; $26 million, or 4%, of total loans to assisted living facilities for the elderly; $17 million, or 3%, of total loans to lessors of other real estate property; and $17 million, or 3%, of total loans to home centers (hardware stores). These loans are generally secured by real property and equipment, with repayment expected from operational cash flow. Credit evaluation is based on a review of cash flow coverage of principal, interest payments, and the adequacy of the collateral received.

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2022, and 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

During 2022, the decrease in the provision (recovery) for loan losses for construction and land development and commercial real estate loans was primarily related to the improvement in loans to businesses that were negatively impacted by the COVID-19 pandemic, the reduction of impaired and adversely classified loans, as well as a large recovery received on a previously charged-off loan. The decrease in the provision for consumer loans was primarily related to the tightening of underwriting guidelines pertaining to the RV portfolio along with a decline in RV loan balances and fewer consumer loan charge-offs in 2022. The provision related to residential real estate loans increased as a result of the growth in loan balances along with an increase in the general loss ratios due to elevated levels of economic uncertainty associated with increased inflation and higher interest rates.

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

Summary of Allowance for Loan Losses

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
December 31, 2022
Beginning balance	$1,240	$2,838	$992	$1,380	$421	$747	$7,618
(Recovery) provision for loan losses	47	(68)	273	(889)	(175)	(83)	(895)
Charge-offs	(227)	(13)	—	—	(48)		(288)
Recoveries	50	3	3	312	35		403
Net (charge-offs) recoveries	(177)	(10)	3	312	(13)		115
Ending balance	$1,110	$2,760	$1,268	$803	$233	$664	$6,838

December 31, 2021
Beginning balance	$1,739	$3,469	$1,156	$756	$352	$802	$8,274
(Recovery) provision for loan losses	(495)	(639)	(189)	624	99	(55)	(655)
Charge-offs	(35)	—	—	—	(95)		(130)
Recoveries	31	8	25	—	65		129
Net (charge-offs) recoveries	(4)	8	25	—	(30)		(1)
Ending balance	$1,240	$2,838	$992	$1,380	$421	$747	$7,618

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and impairment method as of December 31:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
2022
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$4	$—	$4
Collectively evaluated for impairment	1,110	2,760	1,268	803	229	664	6,834
Total ending allowance balance	$1,110	$2,760	$1,268	$803	$233	$664	$6,838

Loans:
Loans individually evaluated for impairment	$123	$113	$677	$—	$123		$1,036
Loans collectively evaluated for impairment	129,220	231,672	193,448	55,318	16,264		625,922
Total ending loans balance	$129,343	$231,785	$194,125	$55,318	$16,387		$626,958

2021
Allowance for loan losses:
Ending allowance balances attributable to loans:
Individually evaluated for impairment	$208	$9	$2	$—	$3	$—	$222
Collectively evaluated for impairment	1,032	2,829	990	1,380	418	747	7,396
Total ending allowance balance	$1,240	$2,838	$992	$1,380	$421	$747	$7,618

Loans:
Loans individually evaluated for impairment	$342	$291	$856	$329	$137		$1,955
Loans collectively evaluated for impairment	123,591	194,463	167,391	45,713	15,937		547,095
Total ending loans balance	$123,933	$194,754	$168,247	$46,042	$16,074		$549,050

The following table presents loans individually evaluated for impairment by class of loans as of December 31:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment [1]	Related Allowance	Average Recorded Investment	Interest Income Recognized
2022
Commercial	$123	$124	$—	$124	$—	$327	$7
Commercial real estate	117	92	20	112	—	118	4
Residential real estate	733	166	518	683	—	758	31
Construction & land development	—	—	—	—	—	123	—
Consumer	127	6	121	127	4	130	8
Total impaired loans	$1,101	$387	$659	$1,046	$4	$1,456	$50

2021
Commercial	$354	$134	$208	$342	$208	$1,397	$23
Commercial real estate	433	233	59	292	9	1,945	85
Residential real estate	925	571	291	862	2	826	31
Construction & land development	646	330	—	330	—	330	—
Consumer	141	23	119	142	3	132	8
Total impaired loans	$2,499	$1,291	$677	$1,968	$222	$4,630	$147

1 Includes principal, accrued interest, unearned fees, and origination costs.

The following table presents the aging of accruing past due and nonaccrual loans by class of loans as of December 31:

		Accruing Loans
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Nonaccrual	Total Past Due and Nonaccrual	Total Loans
2022
Commercial	$129,270	$70	$3	$—	$—	$73	$129,343
Commercial real estate	231,693	—	—	—	92	92	231,785
Residential real estate	193,794	95	137	—	99	331	194,125
Construction & land development	55,286	32	—	—	—	32	55,318
Consumer	16,091	103	128	—	65	296	16,387
Total loans	$626,134	$300	$268	$—	$256	$824	$626,958

2021
Commercial	$123,698	$5	$17	$5	$208	$235	$123,933
Commercial real estate	194,615	—	—	—	139	139	194,754
Residential real estate	167,689	191	—	—	367	558	168,247
Construction & land development	45,713	—	—	—	329	329	46,042
Consumer	15,863	171	—	—	40	211	16,074
Total loans	$547,578	$367	$17	$5	$1,083	$1,472	$549,050

Troubled Debt Restructurings

The Company had troubled debt restructurings (“TDRs”) of $944 thousand as of December 31, 2022, with $4 thousand of specific reserves allocated to customers whose loan terms have been modified in TDRs. On December 31, 2022, $916 thousand of the loans classified as TDRs were performing in accordance with their modified terms. The remaining $28 thousand were classified as nonaccrual. On December 31, 2021, the Company had TDRs of $1.3 million, with $14 thousand of specific reserves allocated.

There were no loan modifications considered TDRs completed during the year ended December 31, 2022.The following table represents the loan modification considered TDRs completed during the year ended December 31, 2021:

(Dollars in thousands)	Number Of Loans Restructured	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
2021
Commercial	4	$960	$960
Commercial Real Estate	2	1,686	1,686
Residential Real Estate	1	159	159
Consumer	1	13	13
Total restructured loans	8	$2,818	$2,818

The loans restructured were modified by changing the monthly payment to interest only and extending the maturity dates. No principal reductions were made. None of the loans restructured in 2021 subsequently defaulted in 2022.

Real Estate Loans in Foreclosure

There was no other real estate owned on December 31, 2022, or 2021, respectively. Mortgage loans in the process of foreclosure were $17 thousand on December 31, 2022. There were no mortgage loans in the process of foreclosure on December 31, 2021.

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

The Company uses the following definitions for risk ratings:

Pass. Loans classified as pass (Cash Secured, Exceptional, Acceptable, Monitor or Pass Watch) may exhibit a wide array of characteristics but at a minimum represent an acceptable risk to the Bank. Borrowers in this rating may have leveraged but acceptable balance sheet positions, satisfactory asset quality, stable to favorable sales and earnings trends, acceptable liquidity, and adequate cash flow. Loans are considered fully collectable and require an average amount of administration. While generally adhering to credit policy, these loans may exhibit occasional exceptions that do not result in undue risk to the Bank. Borrowers are generally capable of absorbing setbacks, financial and otherwise, without the threat of failure.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed as not rated are either less than $500 thousand or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class was as follows on December 31:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
2022
Commercial	$119,353	$282	$7,927	$—	$1,781	$129,343
Commercial real estate	220,414	485	8,352	—	2,534	231,785
Construction & land development	40,640	6,655	—	—	8,023	55,318
Total	$380,407	$7,422	$16,279	$—	$12,338	$416,446

2021
Commercial	$114,608	$5,959	$2,203	$—	$1,163	$123,933
Commercial real estate	176,547	7,313	10,186	—	708	194,754
Construction & land development	33,205	5,439	329	—	7,069	46,042
Total	$324,360	$18,711	$12,718	$—	$8,940	$364,729

Management monitors the credit quality of residential real estate and consumer loans as homogenous groups. These loans are evaluated based on delinquency status and included in the past due table in this section. Nonperforming loans include loans past due 90 days and greater and loans on nonaccrual of interest status.

Mortgage Servicing Rights

For the years ended December 31, 2022 and 2021, the Company had outstanding MSRs of $621 thousand and $604 thousand, respectively. The capitalized additions of servicing rights is included in net gain on sale of loans on the consolidated statement of income. No valuation allowance was recorded on December 31, 2022 or 2021, as the fair value of the MSRs exceeded their carrying value. On December 31, 2022, the Company had $130.1 million residential mortgage loans with servicing retained as compared to $133.8 million with servicing retained on December 31, 2021.

Total loans serviced for others approximated $137.5 million and $142.1 million on December 31, 2022, and 2021, respectively.

The following summarizes mortgage servicing rights capitalized and amortized during each year:

(Dollars in thousands)	2022	2021
Beginning of year	$604	$488
Capitalized additions	97	224
Amortization	(80)	(108)
Valuation allowance	—	—
End of year	$621	$604

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following on December 31:

(Dollars in thousands)	2022	2021
Land and improvements	$2,550	$2,550
Buildings and improvements	14,459	14,420
Furniture and equipment	6,922	6,621
Leasehold improvements	329	329
	24,260	23,920
Accumulated depreciation	10,846	10,054
Premises and equipment, net	$13,414	$13,866

Depreciation expense amounted to $818 thousand, $753 thousand for the years ended December 31, 2022, and 2021, respectively.

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

As of December 31, 2022, operating lease ROU assets were $316 thousand, and liabilities were $307 thousand. For the years ended December 31, 2022, and 2021, CSB recognized $107 thousand, and $105 thousand in operating lease cost respectively.

The following table summarizes other information related to our operating leases:

December 31, 2022
Weighted-average remaining lease term - operating leases in years	3.2
Weighted-average discount rate - operating leases	3.15%

The following table presents aggregate lease maturities and obligations as of December 31, 2022:

(Dollars in thousands)
December 31, 2022
2023	$96
2024	105
2025	74
2026	46
2027	6
2028 and thereafter	—
Total lease payments	327
Less: interest	20
Present value of lease liabilities	$307

NOTE 6 – INTEREST-BEARING DEPOSITS

Interest-bearing deposits on December 31 were as follows:

(Dollars in thousands)	2022	2021
Demand	$241,227	$242,387
Savings	313,826	304,639
Time deposits:
$250,000 and greater	28,839	26,213
Other	89,242	95,162
Total interest-bearing deposits	$673,134	$668,401

On December 31, 2022, stated maturities of time deposits were as follows:

(Dollars in thousands)
2023	$66,598
2024	41,712
2025	5,960
2026	1,934
2027	1,877
Total	$118,081

NOTE 7 – BORROWINGS

Short-term borrowings

Short-term borrowings include overnight repurchase agreements, federal funds purchased, and short-term advances through the FHLB. The outstanding balances and related information for short-term borrowings are summarized as follows:

(Dollars in thousands)	2022	2021
Balance at year-end	$32,550	$36,530
Average balance outstanding	37,367	38,680
Maximum month-end balance	39,073	39,665
Weighted-average rate at year-end	0.80%	0.12%
Weighted-average rate during the year	0.28	0.14

Average balances outstanding during the year represent daily average balances; average interest rates represent interest expenses divided by the related average balances.

The following table provides additional detail regarding the collateral pledged to secure repurchase agreements accounted for as secured borrowings:

	Remaining Contractual Maturity Overnight and Continuous
(Dollars in thousands)	December 31, 2022	December 31, 2021
Securities of U.S. Government agencies and mortgage-backed securities of government agencies pledged, fair value	$32,775	$36,737
Repurchase agreements	32,550	36,530

Other borrowings

The following table sets forth information concerning other borrowings:

	Maturity Range		Weighted Average Interest	Stated Interest Rate Range		At December 31,
(Dollars in thousands)	From	To	Rate	From	To	2022	2021
Fixed-rate amortizing	4/1/24	6/1/37	1.94%	1.16%	2.01%	$2,461	$3,407

Maturities of other borrowings on December 31, 2022, are summarized as follows for the years ended December 31:

(Dollars in thousands)	Amount	Weighted Average Rate
2023	$707	1.87%
2024	488	1.94
2025	349	1.98
2026	262	1.98
2027	195	1.99
2028 and beyond	460	1.99
	$2,461	1.94%

Monthly principal and interest payments, as well as 10% – 20% principal curtailments on the borrowings’ anniversary dates are due on the fixed-rate amortizing borrowings. FHLB borrowings are secured by a blanket collateral agreement. On December 31, 2022, the Company had the capacity to borrow an additional $122 million from the FHLB.

NOTE 8 – INCOME TAXES

Income tax expense was as follows:

(Dollars in thousands)	2022	2021
Current	$3,358	$2,698
Deferred	(135)	(131)
Total income tax provision	$3,223	$2,567

Effective tax rates were 19.5% and 19.2% for 2022 and 2021 and differ from the federal statutory rate of 21% applied to income before taxes due to the following:

(Dollars in thousands)	2022	2021
Expected provision using statutory federal income tax rate	$3,473	$2,815
Effect of bond and loan tax-exempt income	(113)	(121)
Bank owned life insurance income	(141)	(130)
Other	4	3
Total income tax provision	$3,223	$2,567

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities on December 31 were as follows:

(Dollars in thousands)	2022	2021
Allowance for loan losses	$1,534	$1,698
Unrealized loss on securities	3,434	565
Other	35	50
Deferred tax assets	5,003	2,313
Premises and equipment	(598)	(683)
Federal Home Loan Bank stock dividends	(268)	(376)
Deferred loan fees	(288)	(267)
Prepaid expenses	(188)	(157)
Other	(602)	(505)
Deferred tax liabilities	(1,944)	(1,988)
Net deferred tax asset (liability)	$3,059	$325

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years prior to 2019.

NOTE 9 – EMPLOYEE BENEFITS

The Company sponsors a contributory 401(k) profit-sharing plan (the “Plan”) covering substantially all employees who meet certain age and service requirements. The Plan permits investment in the Company’s common stock subject to various limitations and provides for discretionary profit sharing and matching contributions. The discretionary profit-sharing contribution is determined annually by the Board of Directors and amounted to 3% in 2022 and 2021 of each eligible participant’s compensation. Beginning in 2018, the Plan provided for a 100% Company match up to a maximum of 4% of eligible compensation. The Company auto enrolls all eligible new hires into the Plan. Expense under the Plan amounted to approximately $735 thousand and $615 thousand for 2022 and 2021, respectively.

The Company sponsors a non-qualified deferred compensation plan covering eligible officers. Expense under the plan amounted to $3 thousand and $0.6 thousand in 2022 and 2021, respectively.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The following financial instruments whose contract amount represents credit risk were outstanding on December 31:

(Dollars in thousands)	2022	2021
Commitments to extend credit	$266,422	$246,838
Letters of credit	1,376	964

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

The Company had $0 reserve for unfunded loan commitments as of December 31, 2022 and $128 thousand as of December 31, 2021. The decrease in the reserve for unfunded loan commitments was due to a construction project that was completed and fully drawn.

NOTE 11 – RELATED-PARTY TRANSACTIONS

In the ordinary course of business, loans are made by the Bank to executive officers, directors, their immediate family members, and their related business interests consistent with Federal Reserve Regulation O and GAAP definition of related parties.

The following is an analysis of activity of related-party loans for the years ended December 31:

(Dollars in thousands)	2022	2021
Balance at beginning of year	$46	$84
New loans and advances	319	11
Repayments, including loans sold	33	49
Balance at end of year	$332	$46

Deposits from executive officers, directors, their immediate family members, and their related business interests on December 31, 2022, and 2021 were approximately $6.2 million and $6.2 million.

NOTE 12 – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of Total capital, Tier 1 capital and Common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes as of December 31, 2022 and 2021, the Company and Bank met or exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2022, the most recent notification from federal and state banking agencies categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” an institution must maintain minimum Total risk-based, Tier 1 risk-based, Common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. There are no known conditions or events since that notification that Management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of December 31 are presented in the following tables:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2022
Total capital to risk-weighted assets
Consolidated	$110,949	16.0%	$55,339	8.0%	$69,174	10.0%
Bank	109,778	15.9	55,315	8.0	69,144	10.0
Tier 1 capital to risk-weighted assets
Consolidated	104,111	15.1	41,505	6.0	55,339	8.0
Bank	102,940	14.9	41,486	6.0	55,315	8.0
Common equity tier 1 capital to risk-weighted assets
Consolidated	104,111	15.1	31,128	4.5	44,963	6.5
Bank	102,940	14.9	31,115	4.5	44,943	6.5
Tier 1 leverage ratio
Consolidated	104,111	8.8	47,370	4.0	59,213	5.0
Bank	102,940	8.7	47,358	4.0	59,197	5.0

2021
Total capital to risk-weighted assets
Consolidated	$101,999	17.5%	$46,615	8.0%	$58,268	10.0%
Bank	100,547	17.3	46,599	8.0	58,248	10.0
Tier 1 capital to risk-weighted assets
Consolidated	94,712	16.3	34,961	6.0	46,615	8.0
Bank	93,260	16.0	34,949	6.0	46,599	8.0
Common equity tier 1 capital to risk-weighted assets
Consolidated	94,712	16.3	26,221	4.5	37,875	6.5
Bank	93,260	16.0	26,212	4.5	37,861	6.5
Tier 1 leverage ratio
Consolidated	94,712	8.3	45,441	4.0	56,801	5.0
Bank	93,260	8.2	45,433	4.0	56,791	5.0

The Company’s primary source of funds with which to pay dividends, are dividends received from the Bank. The payment of dividends by the Bank to the Company is subject to restrictions by its regulatory agencies. These restrictions generally limit dividends to current year net income and prior two-years’ net retained earnings. Also, dividends may not reduce capital levels below the minimum regulatory requirements disclosed in the prior table. Under these provisions, on January 1, 2023, the Bank could dividend $23.3 million to the Company. The Company does not anticipate the financial need to obtain regulatory approval to pay dividends. Federal law prevents the Company from borrowing from the Bank unless loans are secured by specific obligations. Further, such secured loans are limited to an amount not exceeding ten percent of the Bank’s common stock and capital surplus.

NOTE 13 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION

A summary of condensed financial information of the parent company as of December 31, 2022, and 2021, and for each of the two years in the period ended December 31, 2022, follows:

(Dollars in thousands)	2022	2021
CONDENSED BALANCE SHEETS
ASSETS
Cash deposited with subsidiary bank	$805	$1,244
Investment in subsidiary bank	94,749	95,863
Securities available-for-sale	244	115
Other assets	162	143
TOTAL ASSETS	$95,960	$97,365
LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$40	$50
Total shareholders’ equity	95,920	97,315
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$95,960	$97,365

(Dollars in thousands)	2022	2021
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Dividends on securities	$7	$3
Dividends from subsidiary	3,950	4,150
Unrealized (loss) gain on equity securities	(3)	28
Total income	3,954	4,181
Operating expenses	407	341
Income before taxes and undistributed equity income of subsidiary	3,547	3,840
Income tax benefit	(86)	(65)
Equity earnings in subsidiary, net of dividends	9,680	6,932
NET INCOME	$13,313	$10,837
COMPREHENSIVE INCOME	$2,519	$7,726

(Dollars in thousands)	2022	2021
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities
Net income	$13,313	$10,837
Adjustments to reconcile net income to cash provided by operations:
Equity earnings in subsidiary, net of dividends	(9,680)	(6,932)
Change in other assets, liabilities	(27)	(22)
Net cash provided by operating activities	3,606	3,883
Cash flows from investing activities
Purchase of equity securities	(131)	—
Net cash used in investing activities	(131)	—
Cash flows from financing activities
Cash dividends paid	(3,526)	(3,331)
Purchase of treasury stock	(388)	(939)
Net cash used in financing activities	(3,914)	(4,270)
Decrease in cash	(439)	(387)
Cash at beginning of year	1,244	1,631
Cash at end of year	$805	$1,244

NOTE 14 – FAIR VALUE MEASUREMENTS

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of December 31, 2022, and December 31, 2021, by level within the fair value hierarchy. No liabilities were carried at fair value. As required by the accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost, adjusted for impairment and observable price changes.

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:		December 31, 2022
Securities available-for-sale
U.S. Treasury securities	$22,225	$—	$—	$22,225
U.S. Government agencies	—	12,630	—	12,630
Mortgage-backed securities of government agencies	—	68,890	—	68,890
Asset-backed securities of government agencies	—	618	—	618
State and political subdivisions	—	19,477	—	19,477
Corporate bonds	—	26,229	—	26,229
Total available-for-sale securities	$22,225	$127,844	$—	$150,069
Equity securities	$198	$—	$—	$198

Assets:		December 31, 2021
Securities available-for-sale
U.S. Treasury securities	$4,972	$—	$—	$4,972
U.S. Government agencies	—	13,672	—	13,672
Mortgage-backed securities of government agencies	—	77,774	—	77,774
Asset-backed securities of government agencies	—	753	—	753
State and political subdivisions	—	23,331	—	23,331
Corporate bonds	—	11,206	—	11,206
Total available-for-sale securities	$4,972	$126,736	$—	$131,708
Equity securities	$69	$—	$—	$69

There were no assets measured on a nonrecurring basis as of December 31, 2022, and 2021, respectively. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral securing the impaired loans include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included unobservable inputs and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

NOTE 15 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments carried at amortized cost as of December 31 were as follows:

	2022
	Carrying				Total Fair
(Dollars in thousands)	Value	Level I	Level II	Level III	Value
Financial assets
Securities held-to-maturity	$247,401	$11,617	$200,337	$—	$211,954
Loans held for sale	52	55	—	—	55
Net loans	620,333	—	—	600,720	600,720
Mortgage servicing rights	621	—	—	621	621
Financial liabilities
Deposits	$1,023,417	$905,335	$—	$114,478	$1,019,813
Other borrowings	2,461	—	—	2,321	2,321

	2021
	Carrying				Total Fair
(Dollars in thousands)	Value	Level I	Level II	Level III	Value
Financial assets
Securities held-to-maturity	$174,808	$12,693	$161,835	$—	$174,528
Loans held for sale	231	238	—	—	238
Net loans	541,536	—	—	548,317	548,317
Mortgage servicing rights	604	—	—	604	604
Financial liabilities
Deposits	$1,002,747	$881,372	$—	$121,005	$1,002,377
Other borrowings	3,407	—	—	3,431	3,431

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a level 1 fair value that approximates their carrying value.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive (loss) income by component net of tax for the years ended December 31, 2022, and 2021:

(Dollars in thousands)	Pretax	Tax Effect	After-Tax
BALANCE AS OF DECEMBER 31, 2020	$1,249	$(263)	$986
Unrealized holding loss on available-for-sale securities arising during the period	(2,050)	432	(1,618)
Unrealized loss on securities transferred from available-for-sale to held to maturity	(1,976)	415	(1,561)
Amortization of held-to-maturity discount resulting from transfer	86	(18)	68
Total other comprehensive loss	(3,940)	829	(3,111)

BALANCE AS OF DECEMBER 31, 2021	$(2,691)	$566	$(2,125)
Unrealized holding loss on available-for-sale securities arising during the period	(13,952)	2,930	(11,022)
Amortization of held-to-maturity discount resulting from transfer	289	(61)	228
Total other comprehensive loss	(13,663)	2,869	(10,794)

BALANCE AS OF DECEMBER 31, 2022	$(16,354)	$3,435	$(12,919)

NOTE 17 – CONTINGENT LIABILITIES

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

NOTE 18– QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly financial data (unaudited) for the years ended December 31:

(Dollars in thousands, except per share data)	Interest Income	Net Interest Income	Net Income	Basic and Diluted Earnings Per Share
2022
First quarter	$7,242	$6,865	$2,701	$0.99
Second quarter	8,003	7,630	3,209	1.18
Third quarter	9,156	8,560	3,650	1.35
Fourth quarter	10,418	9,268	3,753	1.39

2021
First quarter	$7,581	$7,008	$2,885	$1.05
Second quarter	7,014	6,471	2,745	1.00
Third quarter	7,805	7,325	2,901	1.06
Fourth quarter	7,129	6,713	2,306	0.85

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

There have been no changes during the quarter ended December 31, 2022, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, CSB’s 2022 internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 26, 2023 (the “2023 Annual Meeting”), is incorporated herein by reference from the information to be included under the captions “Proposal One – Election of Directors,” “Nominees for Election of Directors,” and “Directors Continuing in Office” in the Company’s definitive proxy statement relating to the 2023 Annual Meeting to be filed with the SEC (the “2023 Proxy Statement”) no later than 120 days after December 31, 2022. The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the information to be included under the caption “Executive Officers” in the 2023 Proxy Statement.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal officers, including the Chief Executive Officer and Chief Financial Officer. The Company has posted its Code of Ethics on its website at www.csb1.com; select Investor Relations/Corporate Governance/Governance Documents. The Company plans to satisfy SEC disclosure requirements regarding any amendments to, or waiver of, the Code of Ethics relating to its Chief Executive Officer or Chief Financial Officer, and persons performing similar functions, by posting such information on the Company’s website or by making any necessary filings with the SEC. Any person may receive a copy of our Code of Ethics free of charge upon request by calling the Company during business hours or by sending a written request.

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders may recommend nominees to the Company’s Board of Directors can be found under the caption, “Shareholder Recommendations” in the 2023 Proxy Statement. This is a new proposal, if approved, to amend the code of regulations to conform with the Commision's newly adopted Rule 14a-19 of the Exchange Act. Shareholders will be required to comply with the amended nomination procedure as described under Propasal Three - Approve the Amendment to Article III, Section 3 of our code of regulations.

Audit Committee

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections, “Membership and Meetings of the Board and its Committees” and the subsection, “Committees of the Board of Directors – Audit Committee” in the 2023 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections, “Discussion of Executive Compensation Programs” and, “Executive Compensation and Other Information” and the subsection, “Directors’ Compensation” under the section captioned, “Membership and Meetings of the Board and its Committees” in the 2023 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Compensation Committee Interlocks and Insider Participation” in the 2023 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “The Compensation Committee Report” in the 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

None.

Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Certain Relationships and Related Transactions” in the 2023 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Membership and Meetings of the Board and its Committees” in the 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the section, “Independent Registered Public Accounting Firm Fees” and subsection, “Audit Committee Procedures for Pre-Approval of Services by the Independent Public Accounting Firm” in the 2023 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a.
The following documents are filed as part of this report and included under Item 8:

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

b.
Exhibits Required by Item 601 of Regulation S-K.

c.
Financial Statement Schedules

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

10.4+	CSB Bancorp, Inc. Annual Incentive Plan (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 23, 2017, Exhibit 10.4, file number 000-21714).

10.5+	The Commercial & Savings Bank Deferred Compensation Plan (incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 26, 2019, Exhibit 10.1 file number 000-21714).

21*	Subsidiaries of CSB Bancorp, Inc.

23.1*	Consent of S.R. Snodgrass, P.C.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

/s/ Eddie L. Steiner
Date: March 16, 2023	Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2023.

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