Form 10-Q
period 2023-03-31
CSB Bancorp, Inc.
filed 2023-05-15
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 1, 2023, the registrant had 2,680,625 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED March 31, 2023

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share data)	2023	2022
ASSETS
Cash and cash equivalents
Cash and due from banks	$16,965	$19,911
Interest-earning deposits with banks	38,550	66,509
Total cash and cash equivalents	55,515	86,420
Securities
Available-for-sale, at fair value	149,269	150,069
Held-to-maturity (fair value 2023-$213,051; 2022-$211,954)	243,334	247,401
Equity securities	253	244
Restricted stock, at cost	1,760	3,430
Total securities	394,616	401,144
Loans held for sale	—	52
Loans	647,773	627,171
Less allowance for credit losses	6,307	6,838
Net loans	641,466	620,333
Premises and equipment, net	13,240	13,414
Bank-owned life insurance	24,878	24,709
Goodwill	4,728	4,728
Accrued interest receivable and other assets	8,951	8,308
TOTAL ASSETS	$1,143,394	$1,159,108

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$329,500	$350,283
Interest-bearing	678,007	673,134
Total deposits	1,007,507	1,023,417
Short-term borrowings	29,813	32,550
Other borrowings	2,394	2,461
Allowance for credit losses on off-balance sheet commitments	430	—
Accrued interest payable and other liabilities	4,243	4,760
TOTAL LIABILITIES	1,044,387	1,063,188
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,680,625 shares in 2023 and 2,707,576 in 2022	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	89,524	86,502
Treasury stock at cost: 299,977 shares in 2023 and 273,026 shares in 2022	(7,126)	(6,107)
Accumulated other comprehensive loss	(11,835)	(12,919)
TOTAL SHAREHOLDERS' EQUITY	99,007	95,920
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,143,394	$1,159,108

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2023	2022
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,969	$5,777
Taxable securities	2,012	1,281
Nontaxable securities	101	110
Other	545	74
Total interest and dividend income	10,627	7,242
INTEREST EXPENSE
Deposits	1,584	349
Short-term borrowings	66	12
Other borrowings	12	16
Total interest expense	1,662	377
NET INTEREST INCOME	8,965	6,865
CREDIT LOSS EXPENSE
Provision (recovery) for credit loss expense - loans	32	(300)
Provision (recovery) for credit loss expense - off-balance sheet commitments	(63)	—
Total (recovery) provision for credit loss expense	(31)	(300)
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	8,996	7,165
NONINTEREST INCOME
Service charges on deposit accounts	292	265
Trust services	258	264
Debit card interchange fees	521	495
Credit card fees	177	155
Gain on sale of loans, net	3	118
Earnings on bank owned life insurance	169	166
Unrealized gain or (loss) on equity securities, net	9	1
Other income	199	178
Total noninterest income	1,628	1,642
NONINTEREST EXPENSE
Salaries and employee benefits	3,294	3,155
Occupancy expense	282	272
Equipment expense	207	214
Professional and director fees	321	276
Financial institutions and franchise tax expense	192	195
Marketing and public relations	123	111
Software expense	399	333
Debit card expense	146	164
FDIC insurance expense	71	83
Provision for unfunded loan commitments	—	13
Other expenses	684	652
Total noninterest expense	5,719	5,468
Income before income taxes	4,905	3,339
FEDERAL INCOME TAX PROVISION	971	638
NET INCOME	$3,934	$2,701
Basic and diluted net earnings per share	$1.46	$0.99

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net income	$3,934	$2,701
Other comprehensive income (loss)
Unrealized gains (losses) arising during the period	1,327	(6,538)
Amortization of discount on securities transferred to held-to-maturity	46	98
Income tax effect	(289)	1,352
Other comprehensive income (loss)	1,084	(5,088)
Total comprehensive income (loss)	$5,018	$(2,387)

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Three Months Ended March 31, 2023
Balance, December 31, 2022	$18,629	$9,815	$86,502	$(6,107)	$(12,919)	$95,920
Net income	—	—	3,934	—	—	3,934
Cumulative effect of adoption of ASU 2016-13	—	—	52	—	—	52
Other comprehensive income	—	—	—	—	1,084	1,084
Purchase of 26,951 treasury shares	—	—	—	(1,019)	—	(1,019)
Cash dividends declared, $0.36 per share	—	—	(964)	—	—	(964)
Balance, March 31, 2023	$18,629	$9,815	$89,524	$(7,126)	$(11,835)	$99,007
Three Months Ended March 31, 2022
Balance, December 31, 2021	$18,629	$9,815	$76,715	$(5,719)	$(2,125)	$97,315
Net income	—	—	2,701	—	—	2,701
Other comprehensive loss	—	—	—	—	(5,088)	(5,088)
Balance, March 31, 2022	$18,629	$9,815	$79,416	$(5,719)	$(7,213)	$94,928

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
NET CASH FROM OPERATING ACTIVITIES	$2,784	$881
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	1,999	4,530
Proceeds from repayments, held-to-maturity	4,039	5,205
Purchases, available-for-sale	—	(22,872)
Purchases, held-to-maturity	—	(76,712)
Purchases, equity securities	—	(131)
Redemption of FHLB stock	1,670	—
Loan (originations) repayments, net	(20,671)	(18,716)
Property, equipment, and software acquisitions	(29)	(78)
Net cash used in investing activities	(12,992)	(108,774)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(15,910)	(7,808)
Net (decrease) increase in short-term borrowings	(2,737)	2,363
Repayment of other borrowings	(67)	(82)
Cash dividends paid	(964)	—
Purchase of treasury shares	(1,019)	—
Net cash used in financing activities	(20,697)	(5,527)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,905)	(113,420)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	86,420	243,657
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,515	$130,237
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,640	$381
Income taxes	—	—

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2023, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2022, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements. The results of operations for the periods ended March 31, 2023 are not necessarily indicative of the operating results for the full year or any future interim period.

Certain items in the prior-year financial statements were reclassified to conform to the current-year presentation. Such reclassifications had no effect on net income or shareholders’ equity.

ALLOWANCE FOR CREDIT LOSSES - LOANS AND LEASES POLICY

In connection with our adoption of ASU 2016-13, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Refer to Note 3 Loans, for further discussion of these portfolio segments. In addition to our existing segments, our new segmentation breaks out commercial lessors of buildings, and consumer indirect loans as well as separating consumer mortgage loans from home equity line of credit loans.

The ACL is a valuation reserve established and maintained by charges against operating income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers our historical loss experience, current conditions and forecasts of future economic conditions. Determination of an appropriate ACL is inherently subjective and may have significant changes from period to period.

The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans.

The ACL for homogeneous loans is calculated using a life-time loss rate methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. The ACL model is comprised of eight distinct portfolio segments: 1) Commercial and Industrial or C&I, 2) Commercial Real Estate, or CRE, 3) Commercial Lessors of Buildings, 4) Construction, 5) Consumer Real Estate, 6) Home Equity Line of Credit or HELOC, 7) Consumer Installment, and 8) Consumer Indirect loans. Each segment has a distinct set of risk characteristics monitored by management. We further evaluate the ACL at a disaggregated level which includes type of collateral, loan participations, non-owner occupied and our internal risk rating system for the commercial segments, and type of collateral, and lien position, for the consumer segments.

Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

supportable forecast adjustment is based on the unemployment forecast and management judgment. For periods beyond our two-year reasonable and supportable forecast, we revert to the historical loss rate. The qualitative adjustments for current conditions are based upon changes in lending policies and practices,change in economic conditions, change in nature of the portfolio, experience and ability of lending staff, problem loan trends, quality of the bank’s loan review system, value of underlying collateral for collateral dependent loans, the existence of and changes in concentrations and other external factors. These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities.

The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all commercial loans greater than $500 thousand that meet the following criteria: 1) when it is determined that foreclosure is probable, 2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral, and 3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance.

Although we believe our process for determining the ACL appropriately considers all the factors that would likely result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual losses are higher than management estimates, additional provision for credit losses could be required and could adversely affect our earnings or financial position in future periods.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

In preparing the Consolidated Financial Statements, in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Balance Sheets and reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates. The most significant estimates susceptible to change in the near term relate to management’s determination of the allowance for credit losses and the fair value of financial instruments.

ACCOUNTING PRONOUNCEMENTS ADOPTED IN 2023

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent related updates. This ASU replaces the incurred loss methodology for recognizing credit losses and requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans and held-to-maturity securities, net investments in leases, off-balance sheet credit exposures such as unfunded commitments, and other financial instruments. In addition, ASC 326 requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell the debt securities. This guidance became effective on January 1, 2023 for the Bank. The results reported for periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Bank adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans and held-to-maturity debt securities, available-for-sale debt securities and unfunded commitments. On January 1, 2023, the Bank recorded a cumulative effect increase to retained earnings of $52 thousand, net of tax, of which $442 thousand related to loans, offset by $390 thousand related to unfunded commitments, net of tax. There was no allowance for credit losses recorded for either available-for-sale or held-to-maturity debt securities. See Note 3 for further discussion on the adoption of CECL.

The Bank adopted the provisions of ASC 326 related to presenting other-than-temporary impairment on available-for- sale debt securities prior to January 1, 2023 using the prospective transition approach, though no such charges had been recorded on the securities held by the Bank as of the date of adoption.

The Bank expanded the pooling utilized under the legacy incurred loss method to include additional segmentation based on risk. The impact of the change from the incurred loss model to the current expected credit loss model is detailed below:

	January 1, 2023
(Dollars in thousands)	Pre-adoption	Adoption Impact	As Reported
Assets:
ACL on loans
Commercial and industrial	$1,110	$658	$1,768
Commercial real estate	2,760	(541)	2,219
Commercial lessors of buildings	—	974	974
Construction	803	(515)	288
Consumer mortgage	1,268	(580)	688
Home equity line of credit	—	201	201
Consumer installment	233	(183)	50
Consumer indirect	—	91	91
Unallocated	664	(664)	—
Total allowance for credit losses - loans	6,838	(559)	$6,279

Liabilities:
ACL for off-balance sheet commitments	—	493	493
Total allowance for credit losses	$6,838	(66)	$6,772

The following table presents the Bank's loan portfolio, prior to the adoption of ASC 326, by category of loans and the impact of the change from the adoption of the standard:

(Dollars in thousands)	December 31, 2022	Adoption Impact	Post Adoption January 1, 2023
Commercial and industrial	$129,343	$(2,209)	$127,134
Commercial real estate	231,785	(70,625)	161,160
Commercial lessors of buildings	—	83,728	83,728
Construction	55,318	(10,452)	44,866
Consumer mortgage	194,125	(44,338)	149,787
Home equity line of credit	—	44,243	44,243
Consumer installment	16,387	(6,730)	9,657
Consumer indirect	—	6,383	6,383
	$626,958	$—	$626,958
Gross loans prior to deferred fees
Deferred loan costs, net	213	—	213
Allowance for credit losses	(6,838)	559	(6,279)
Total net loans	$620,333	$559	$620,892

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures”. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. The guidance also requires disclosures about the performance of modified loans to borrowers experiencing financial difficulty in the 12 months following the modification.

These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13. This guidance has been adopted as of January 1, 2023, however, there have been no reportable loan modifications during the quarter ended March 31, 2023.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consist of the following on March 31, 2023 and December 31, 2022:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2023
Available-for-sale
U.S. Treasury securities	$23,174	$—	$(746)	$22,428
U.S. Government agencies	13,999	—	(1,149)	12,850
Mortgage-backed securities of government agencies	75,653	31	(7,789)	67,895
Asset-backed securities of government agencies	606	—	(35)	571
State and political subdivisions	20,431	1	(660)	19,772
Corporate bonds	28,715	—	(2,962)	25,753
Total available-for-sale	162,578	32	(13,341)	149,269
Held-to-maturity
U.S Treasury Securities	$12,766	$—	$(930)	$11,836
Mortgage-backed securities of government agencies	227,996	50	(29,228)	198,818
State and political subdivisions	2,572	6	(181)	2,397
Total held-to-maturity	243,334	56	(30,339)	213,051
Equity securities	185	68	—	253
Restricted stock	1,760	—	—	1,760
Total securities	$407,857	$156	$(43,680)	$364,333
December 31, 2022
Available-for-sale
U.S. Treasury securities	$23,194	$—	$(969)	$22,225
U.S. Government agencies	13,999	—	(1,369)	12,630
Mortgage-backed securities of government agencies	77,677	72	(8,859)	68,890
Asset-backed securities of government agencies	633	—	(15)	618
State and political subdivisions	20,462	—	(985)	19,477
Corporate bonds	28,740	—	(2,511)	26,229
Total available-for-sale	164,705	72	(14,708)	150,069
Held-to-maturity
U.S Treasury Securities	$12,753	$—	$(1,136)	$11,617
Mortgage-backed securities of government agencies	232,068	—	(34,051)	198,017
State and political subdivisions	2,580	1	(261)	2,320
Total held-to-maturity	247,401	1	(35,448)	211,954
Equity securities	185	59	—	244
Restricted stock	3,430	—	—	3,430
Total securities	$415,721	$132	$(50,156)	$365,697

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The amortized cost and fair value of debt securities on March 31, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$7,956	$7,798
Due after one through five years	62,410	58,490
Due after five through ten years	24,650	22,777
Due after ten years	67,562	60,204
Total debt securities available-for-sale	$162,578	$149,269
Held-to-maturity
Due in one year or less	$2,498	$2,446
Due after one through five years	7,419	6,907
Due after five through ten years	4,748	4,260
Due after ten years	228,669	199,438
Total debt securities held-to-maturity	$243,334	$213,051

Securities with a fair value of approximately $135.0 million and $110.1 million were pledged on March 31, 2023 and December 31, 2022, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $1.3 million and $2.9 million on March 31, 2023 and December 31, 2022. The FHLB has redeemed approximately $1.6 million in stock during the first quarter at $100 par value per share. Federal Reserve Bank stock was $471 thousand on March 31, 2023 and December 31, 2022.

There were no proceeds from sales of securities for the three-month period ended March 31, 2023 and 2022. All gains and losses recognized on equity securities during the three-month period were unrealized.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, on March 31, 2023 and December 31, 2022:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2023
Available-for-sale
U.S. Treasury securities	$(152)	$7,815	$(594)	$14,613	$(746)	$22,428
U.S. Government agencies	—	—	(1,149)	12,850	(1,149)	12,850
Mortgage-backed securities of government agencies	(35)	4,870	(7,754)	54,883	(7,789)	59,753
Asset-backed securities of government agencies	—	—	(35)	571	(35)	571
State and political subdivisions	(37)	5,411	(623)	12,415	(660)	17,826
Corporate bonds	(459)	6,086	(2,503)	19,667	(2,962)	25,753
Held-to-maturity
U.S. Treasury Securities	—	—	(930)	11,836	(930)	11,836
Mortgage-backed securities of government agencies	(172)	7,370	(29,056)	182,498	(29,228)	189,868
State and political subdivisions	—	—	(181)	1,977	(181)	1,977
Total impaired securities	$(855)	$31,552	$(42,825)	$311,310	$(43,680)	$342,862
December 31, 2022
Available-for-sale
U.S. Treasury securities	$(798)	$17,405	$(171)	$4,820	$(969)	$22,225
U.S. Government agencies	—	—	(1,369)	12,630	(1,369)	12,630
Mortgage-backed securities of government agencies	(1,046)	16,188	(7,813)	44,519	(8,859)	60,707
Asset-backed securities of government agencies	—	—	(15)	618	(15)	618
State and political subdivisions	(189)	9,079	(796)	9,848	(985)	18,927
Corporate bonds	(1,165)	13,502	(1,346)	12,727	(2,511)	26,229
Held-to-maturity						—
U.S. Treasury Securities	—	—	(1,136)	11,617	(1,136)	11,617
Mortgage-backed securities of government agencies	(9,733)	79,325	(24,318)	118,692	(34,051)	198,017
State and political subdivisions	—	—	(261)	1,903	(261)	1,903
Total temporarily impaired securities	$(12,931)	$135,499	$(37,225)	$217,374	$(50,156)	$352,873

There were 190 securities in an unrealized loss position on March 31, 2023, 158 of which were in a continuous loss position for twelve (12) months or more. There were 200 securities in an unrealized loss position on December 31, 2022, 90 of which were in a continuous loss position for twelve (12) or more months. At least quarterly, the Company conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the extent and duration of the securities in an unrealized loss position, the extent and duration of the loss and management’s intent to sell or if it is more likely than not that management will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not at a credit loss on March 31, 2023 and were not other than temporarily impaired on December 31, 2022, respectively.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The Bank monitors the credit quality of held-to-maturity debt securities primarily through utilizing their credit rating. The Bank monitors the credit rating on a quarterly basis. There are no nonperforming held-to-maturity securities. As of March 31, 2023, no ACL was required for any held-to-maturity security. The following table summarizes the amortized cost of held-to maturity debt securities at March 31, 2023, aggregated by credit quality indicator:

(Dollars in thousands)	U.S. Treasury securities	Mortgage- backed securities of government agencies	State and political subdivisions
March 31, 2023
Credit rating:
AAA / AA / A	$12,766	$227,996	$2,572
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$12,766	$227,996	$2,572

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

The composition of net loans receivable as of March 31, 2023 and December 31, 2022:

(Dollars in thousands)	March 31, 2023
Commercial and industrial	$137,369
Commercial real estate	167,878
Commercial lessors of buildings	81,917
Construction	43,498
Consumer mortgage	157,316
Home equity line of credit	43,323
Consumer installment	9,951
Consumer indirect	6,374
Total loans	647,626
Allowance for credit losses	(6,307)
Deferred loan costs, net	147
Net Loans	$641,466

(Dollars in thousands)	December 31, 2022
Commercial	$129,343
Commercial real estate	231,785
Residential real estate	194,125
Construction & land development	55,318
Consumer	16,387
Total loans	626,958
Allowance for loan losses	(6,838)
Deferred loan costs, net	213
Total Loans	$620,333

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

Loans serviced for others approximated $135.0 and $137.5 million on March 31, 2023 and December 31, 2022, respectively.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Concentrations of Credit

Nearly all the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans. Credit concentrations, including commitments, as determined using North American Industry Classification Codes (NAICS), to the two largest industries compared to total loans on March 31, 2023, included $68.6 million, or 11%, of total loans to lessors of non-residential buildings, and $25.3 million, or 4%, of total loans to assisted living facilities for the elderly. These loans are generally secured by real property and equipment, with repayment expected from operational cash flow. Credit evaluation is based on a review of cash flow coverage of principal, interest payments, and the adequacy of the collateral received.

Allowance for Credit Losses

The following table details activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)	Beginning Balance	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provisions (Reductions)	Ending Balance
March 31, 2023
Commercial and industrial	$1,110	$658	$—	$10	$43	$1,821
Commercial real estate	2,760	(541)	—	1	16	2,236
Commercial lessors of buildings	—	974	—	—	(9)	965
Construction	803	(515)	—	—	(17)	271
Consumer mortgage	1,268	(580)	—	—	5	693
Home equity line of credit	—	201	—	—	(15)	186
Consumer installment	233	(183)	(8)	—	5	47
Consumer indirect	—	91	(31)	24	4	88
Unallocated	664	(664)	—	—	—	—
	$6,838	$(559)	$(39)	$35	$32	$6,307

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022.

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

Age Analysis of Past-Due Loans Receivable and Nonperforming Loans

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status.

(Dollars in thousands)	Current	30-60 Days Past Due	61-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans
March 31, 2023
Commercial and industrial	$137,318	$51	$—	$—	$51	$137,369
Commercial real estate	167,878	—	—	—	—	167,878
Commercial lessors of buildings	81,917	—	—	—	—	81,917
Construction	43,467	31	—	—	31	43,498
Consumer mortgage	157,079	237	—	—	237	157,316
Home equity line of credit	43,074	162	87	—	249	43,323
Consumer installment	9,868	83	—	—	83	9,951
Consumer indirect	6,374	—	—	—	—	6,374
Total Loans	$646,975	$564	$87	$—	$651	$647,626

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of March 31, 2023:

(Dollars in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
March 31, 2023
Commercial and industrial	$2	$—	$2	$—	$2
Commercial real estate	87	—	87	—	87
Commercial lessors of buildings	—	—	—	—	—
Construction	—	—	—	—	—
Consumer mortgage	73	—	73	—	73
Home equity line of credit	—	—	—	—	—
Consumer installment	56	—	56	—	56
Consumer indirect	—	—	—	—	—
Total Loans	$218	$—	$218	$—	$218

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the aging of past due loans and nonaccrual loans as of December 31, 2022:

		Accruing Loans
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
December 31, 2022
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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Based on the most recent analysis performed, the following tables present the recorded investment in non-homogeneous loans by internal risk rating system as of March 31, 2023 and December 31, 2022:

	Term Loans Amortized Costs Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
March 31, 2023
Commercial and industrial:
Pass	$6,532	$33,855	$17,116	$7,745	$5,613	$11,097	$45,792	$—	$127,750
Special mention	—	21	—	—	22	—	244	—	287
Substandard	—	498	507	805	4	614	6,904	—	9,332
Doubtful	—	—	—	—	—	—	—	—	—
Total	$6,532	$34,374	$17,623	$8,550	$5,639	$11,711	$52,940	$—	$137,369
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$8,059	$27,184	$48,057	$13,725	$20,714	$36,117	$444	$—	$154,300
Special Mention	—	—	—	409	6,630	—	—	—	7,039
Substandard	—	—	933	642	479	4,485	—	—	6,539
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,059	$27,184	$48,990	$14,776	$27,823	$40,602	$444	$—	$167,878
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial lessors of buildings:
Pass	$483	$26,745	$26,775	$8,383	$8,117	$10,856	$183	$—	$81,542
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	375	—	—	—	—	375
Doubtful	—	—	—	—	—	—	—	—	—
Total	$483	$26,745	$26,775	$8,758	$8,117	$10,856	$183	$—	$81,917
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction:
Pass	$2,106	$27,238	$4,250	$961	$403	$325	$481	$—	$35,764
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,106	$27,238	$4,250	$961	$403	$325	$481	$—	$35,764
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total
Pass	$17,180	$115,022	$96,198	$30,814	$34,847	$58,395	$46,900	$—	$399,356
Special Mention	—	21	—	409	6,652	—	244	—	7,326
Substandard	—	498	1,440	1,822	483	5,099	6,904	—	16,246
Doubtful	—	—	—	—	—	—	—	—	—
Total	$17,180	$115,541	$97,638	$33,045	$41,982	$63,494	$54,048	$—	$422,928

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
December 31, 2022
Commercial	$119,353	$282	$7,927	$—	$1,781	$129,343
Commercial real estate	220,414	485	8,352	—	2,534	231,785
Construction & land development	40,640	6,655	—	—	8,023	55,318
Total	$380,407	$7,422	$16,279	$—	$12,338	$416,446

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. The following table presents the amortized cost in residential consumer loans based on payment activity:

	Term Loans Amortized Costs Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
March 31, 2023
Consumer mortgage:
Performing	$6,702	$31,912	$39,547	$35,326	$9,748	$34,008	$—	$—	$157,243
Nonperforming	—	—	—	—	—	73	—	—	73
Total	$6,702	$31,912	$39,547	$35,326	$9,748	$34,081	$—	$—	$157,316
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Performing	$614	$5,257	$282	$1,320	$126	$135	$—	$—	$7,734
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$614	$5,257	$282	$1,320	$126	$135	$—	$—	$7,734
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$43,269	$54	$43,323
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$43,269	$54	$43,323
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$1,632	$4,859	$1,812	$929	$353	$303	$63	$—	$9,951
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$1,632	$4,859	$1,812	$929	$353	$303	$63	$—	$9,951
Current period gross charge-offs	$—	$3	$1	$2	$33	$—	$—	$—	$39
Consumer indirect:
Performing	$177	$1,322	$766	$647	$759	$2,647	$—	$—	$6,318
Nonperforming	—	—	7	—	—	49	—	—	56
Total	$177	$1,322	$773	$647	$759	$2,696	$—	$—	$6,374
Current period gross charge-offs	$—	$—	$—	$—	$—	$31	$—	$—	$31
Total
Performing	$8,511	$38,093	$42,125	$36,902	$10,860	$36,958	$43,332	$54	$216,835
Nonperforming	—	—	7	—	—	122	—	—	129
Total	$8,511	$38,093	$42,132	$36,902	$10,860	$37,080	$43,332	$54	$216,964

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Bank modifies loans to borrowers in financial distress by providing – principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Bank may provide multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

There were no modifications of loans to borrowers in financial distress completed during the quarter ended March 31, 2023.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Impaired Loans

The following impaired loan information relates to required disclosures under the previous incurred loan loss methodology and are only presented with prior period information.

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class, based on the impairment method as of December 31, 2022:

(Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
December 31, 2022
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$4	$—	$4
Collectively evaluated for impairment	1,110	2,760	1,268	803	229	664	6,834
Total ending allowance balance	$1,110	$2,760	$1,268	$803	$233	$664	$6,838
Loans:
Loans individually evaluated for impairment	$123	$113	$677	$—	$123		$1,036
Loans collectively evaluated for impairment	129,220	231,672	193,448	55,318	16,264		625,922
Total ending loans balance	$129,343	$231,785	$194,125	$55,318	$16,387		$626,958

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2022:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total recorded investment[1]	Related Allowance
December 31, 2022
Commercial	$123	$124	$—	$124	$—
Commercial real estate	117	92	20	112	—
Residential real estate	733	166	518	683	—
Construction & land development	—	—	—	—	—
Consumer	127	6	121	127	4
Total impaired loans	$1,101	$387	$659	$1,046	$4

1Includes principal, accrued interest, unearned fees, and origination costs

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

Three Months Ended March 31,
(Dollars in thousands)	2022
Average recorded investment:
Commercial	$264
Commercial real estate	222
Residential real estate	849
Construction & land development	329
Consumer	135
Average recorded investment in impaired loans	$1,799
Interest income recognized:
Commercial	$1
Commercial real estate	2
Residential real estate	8
Construction & land development	—
Consumer	2
Interest income recognized on a cash basis on impaired loans	$13

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	March 31,	December 31,
(Dollars in thousands)	2023	2022
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$29,967	$32,775
Repurchase agreements	29,813	32,550

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes and are not included in the table below.

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2023
Assets:
Securities available-for-sale
U.S. Treasury securities	$22,428	$—	$—	$22,428
U.S. Government agencies	—	12,850	—	12,850
Mortgage-backed securities of government agencies	—	67,895	—	67,895
Asset-backed securities of government agencies	—	571	—	571
State and political subdivisions	—	19,772	—	19,772
Corporate bonds	—	25,753	—	25,753
Total available-for-sale securities	$22,428	$126,841	$—	$149,269
Equity securities	$207	$—	$—	$207

December 31, 2022
Assets:
Securities available-for-sale
U.S. Treasury securities	$22,225	$—	$—	$22,225
U.S. Government agencies	—	12,630	—	12,630
Mortgage-backed securities of government agencies	—	68,890	—	68,890
Asset-backed securities of government agencies	—	618	—	618
State and political subdivisions	—	19,477	—	19,477
Corporate bonds	—	26,229	—	26,229
Total available-for-sale securities	$22,225	$127,844	$—	$150,069
Equity securities	$198	$—	$—	$198

There were no assets reported at fair value and recorded on a nonrecurring basis on March 31, 2023, and December 31, 2022.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments as of March 31, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
March 31, 2023
Financial assets
Securities held-to-maturity	$243,334	$11,836	$201,215	$—	$213,051
Loans held for sale	—	—	—	—	—
Net loans	641,466	—	—	622,852	622,852
Mortgage servicing rights	606	—	—	606	606
Financial liabilities
Deposits	$1,007,507	$879,886	$—	$128,398	$1,008,284
Other borrowings	2,394	—	—	2,270	2,270

December 31, 2022
Financial assets
Securities held-to-maturity	$247,401	$11,617	$200,337	$—	$211,954
Loans held for sale	52	55	—	—	55
Net loans	620,333	—	—	600,720	600,720
Mortgage servicing rights	621	—	—	621	621
Financial liabilities
Deposits	$1,023,417	$905,335	$—	$114,478	$1,019,813
Other borrowings	2,461	—	—	2,321	2,321

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a level 1 fair value that approximates their carrying value. The Company also has unrecognized financial instruments on March 31, 2023 and December 31, 2022. These financial instruments relate to commitments to extend credit and letters of credit. The aggregate contract amount of such financial instruments was approximately $265 million on March 31, 2023 and $268 million on December 31, 2022. Such amounts are also considered to be the fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three months ended March 31, 2023 and 2022:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three Months Ended March 31, 2023
Balance, beginning of period	$(16,354)	$3,435	$(12,919)
Unrealized holding gain (loss) on available-for-sale securities arising during the period	1,327	(279)	1,048
Amortization of held-to-maturity discount resulting from transfer	46	(10)	36
Total other comprehensive income	1,373	(289)	1,084
Balance, end of period	$(14,981)	$3,146	$(11,835)

Three Months Ended March 31, 2022
Balance, beginning of period	$(2,691)	$566	$(2,125)
Unrealized holding loss on available-for-sale securities arising during the period	(6,538)	1,373	(5,165)
Amortization of held-to-maturity discount resulting from transfer	98	(21)	77
Total other comprehensive loss	(6,440)	1,352	(5,088)
Balance, end of period	$(9,131)	$1,918	$(7,213)

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company on March 31, 2023 as compared to December 31, 2022, and the consolidated results of operations for the three months ended March 31, 2023 compared to the same period in 2022. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets decreased to $1.14 billion at March 31, 2023 compared to $1.16 billion December 31, 2022. During the three months ended March 31, 2023, securities decreased $7 million, net loans increased $21 million, and cash and cash equivalents decreased $31 million. Deposits and short-term borrowings decreased $19 million.

Net loans increased $21 million, or 3%, as construction loans decreased $11 million, or 20%, and residential real estate loans increased $8 million, or 3%, from December 31, 2022. Commercial and commercial real estate loans increased $25 million compared to December 31, 2022. Consumer refinance activity slowed significantly on mortgage loans, home purchase activity remained stable despite limited inventory, and home equity line balances decreased by $1 million. Residential mortgage loan originations for the three months ended March 31, 2023 totaled $11 million, a decrease from $17 million in originations during the three months ended March 31, 2022. As interest rates continued to rise in 2023, more variable rate residential mortgage loans were originated for the portfolio. Originations sold into the secondary market were $52 thousand and $3 million, respectively during the three months ended March 31, 2023 and March 31, 2022. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

The allowance for credit losses decreased $1 million from the year ago quarter to $6.3 million. The Company adopted CECL on January 1, 2023. Net charge-offs were $4 thousand, or an annualized 0.00% of average loans, in the current three-month period compared to net charge-offs of $13 thousand, or 0.01% of average loans in the year-ago three-month period. At March 31, 2023, the allowance for credit losses to total loans was 0.97%. We believe the allowance level is appropriate given the low level of problem loans and composition of the overall loan portfolio in the current economic environment.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming loans decreased $38 thousand to $218 thousand, or 0.03%, of total loans from $256 thousand, or 0.04% of total loans, on December 31, 2022. For the three months ended March 31, 2023, $2 thousand in loans were placed on nonaccrual status, $38 thousand in paydowns were received, and $2 thousand in personal loans were charged-off due to non-payment.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2023	2022	2022
Non-performing loans	$218	$256	$1,181
Other real estate	—	—	—
Repossessed assets	—	—	—
Allowance for credit/loan losses	6,307	6,838	7,305
Total loans	$647,773	$627,171	$567,375
Allowance for credit/loan losses as a percentage of total loans	0.97%	1.09%	1.29%
Allowance for credit/loan losses to total nonperforming loans	28.9X	26.7X	6.2X

The ratio of gross loans to deposits was 64.3% at March 31, 2023, compared to 61.3% at December 31, 2022.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $43.5 million within the available-for-sale and held-to-maturity portfolios as of March 31, 2023, was primarily the result of current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. As a result, all embedded security losses on March 31, 2023, are considered temporary and no impairment loss relating to these securities has been recognized.

The effective duration of total debt securities was 4.25 years at March 31, 2023 as compared to 4.36 years at December 31, 2022. If interest rates declined 100 basis points, the effective duration was estimated to fall to 3.71 years at March 31, 2023 and 3.84 years at December 31, 2022. If interest rates rose 100 basis points the effective duration would be expected to increase to 4.74 years at March 31, 2023 and December 31, 2022.

Deposits decreased $16 million, or 2%, from December 31, 2022 with noninterest-bearing deposits decreasing approximately $21 million, or 6%, and interest-bearing deposit accounts increasing approximately $5 million, or 1%. Total deposits as of March 31, 2023 are $1.01 billion, or 1%, greater than March 31, 2022 deposit balances. On a year over year comparison, decreases were recognized in noninterest-bearing demand deposits of $6 million and savings of $8 million. Increases were recognized in interest bearing demand of $9 million, money market accounts of $10 million, and time deposits of $9 million. Deposit growth has normalized following the Bank’s customers increasing deposits through stimulus payments and cash conservation as a result of the COVID-19 pandemic.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $3 million, or 8%, to $30 million at March 31, 2023 as compared to December 31, 2022 and other borrowings decreased $67 thousand as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $99 million, or 8.7%, of total assets at March 31, 2023, an increase of $3 million, or 3%, from $96 million December 31, 2022. The increase in shareholders’ equity during the three months ended March 31, 2023 was due to net income of $3.9 million, accumulated other comprehensive loss (“AOCL”) change of $1.1 million, less cash dividends of $964 thousand. A decline of U.S. Treasury rates in first quarter 2023 caused the AOCI to increase as AFS securities are marked to fair market value. As interest rates decline, the fair value of AFS fixed-rate securities rise with a corresponding net of tax decline recorded in the AOCL portion of equity. This remaining unrealized loss in securities is temporary and is adjusted monthly for additional interest rate fluctuations, principal paydowns, calls, and maturities. The Company and the Bank met all regulatory capital requirements at March 31, 2023.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2023 and 2022

For the quarters ended March 31, 2023 and 2022, the Company recorded net income of $3.9 million and $2.7 million and $1.46 and $0.99 per share, respectively. The $1.2 million increase in net income for the period was primarily the result of a $2.1 million increase in net interest income, offset by an increase in noninterest expenses of $251 thousand, and a decrease of $14 thousand in noninterest income. The recovery of provision for credit losses was $31 thousand in 2023 compared to $300 thousand for the three-month period in 2022, and the federal income tax provision increased $333 thousand. Return on average assets and return on average equity were 1.39% and 16.39%, respectively, for the three-month period of 2023, compared to 0.96% and 11.26%, respectively for the same quarter in 2022.

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Interest-earning deposits	$47,644	$545	4.64%	$158,161	$74	0.19%
Taxable securities	375,867	2,012	2.17	334,357	1,281	1.55
Tax-exempt securities [4]	22,093	129	2.37	25,311	140	2.24
Loans [3,4]	637,392	7,975	5.07	560,440	5,784	4.19
Total interest-earning assets	1,082,996	10,661	3.99%	1,078,269	7,279	2.74%
Noninterest-earning assets	64,037			60,329
TOTAL ASSETS	$1,147,033			$1,138,598

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$237,387	$505	0.86%	$237,680	$49	0.08%
Savings deposits	317,357	532	0.68	309,094	68	0.09
Time deposits	122,329	547	1.81	119,912	232	0.78
Borrowed funds	35,483	78	0.89	44,027	28	0.26
Total interest-bearing liabilities	712,556	1,662	0.95%	710,713	377	0.22%
Noninterest-bearing demand deposits	331,648			326,725
Other liabilities	5,510			3,918
Shareholders' Equity	97,319			97,242
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,147,033			$1,138,598
Taxable equivalent net interest income, (Non-GAAP)		$8,999			$6,902
Tax equivalent adjustment [4]		(34)			(37)
Net interest income, (GAAP)		$8,965			$6,865
Net interest margin, (GAAP)			3.36%			2.58%
Tax equivalent adjustment [4]			0.01			0.02
Net interest margin-taxable equivalent, (Non-GAAP)			3.37%			2.60%
Taxable equivalent net interest spread			3.04%			2.52%

1 Average balances have been computed on an average daily basis.

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

Interest income for the quarter ended March 31, 2023, was $10.6 million representing a $3.4 million increase, or 47%, compared to the same period in 2022. This increase was primarily due to the additional increased rates earned on interest-earning deposits, loans, and taxable securities partially offset by the volume decrease in interest-earning deposits in the comparable periods. Average interest-earning deposit rates increased 445 bps while loan rates increased 88 basis points, and taxable securities interest rates rose 62 bps for the quarter ended March 31, 2023 as compared to the same period in 2022. The Federal Reserve raised managed interest rates 8 times and 450 bps during the 1 year period. Interest expense for the quarter ended March 31, 2023 was $1.7 million, an increase of $1.3 million, or 341%, from the same quarter in 2022. The increase in interest expense occurred primarily due to the increase in interest rates on savings and interest-bearing demand deposits as well as an increase in volume of savings and time accounts for the quarter ended March 31, 2023.

For the quarter ended March 31, 2023, with improving credit quality and minimal loan charge-offs, the bank recognized net charge-offs of $4 thousand, compared to $13 thousand net charge-offs for the same quarter in 2022. The provision for credit losses for loans for the current quarter of $32 thousand, compared against a recovery of $300 thousand in the first quarter 2022 reflects a stabilization of credit quality in 2023. The company recovered $63 thousand provision for off-balance credit exposure in 2023 compared to a $13 thousand provision for unfunded loan losses in the first quarter of 2022. This decrease results from a decline primarily in construction loans in 2023 compared to 2022. Economic indicators reflect a leveling off of in residential real estate prices and low unemployment. The provision for credit losses is determined based on management’s calculation of the adequacy of the allowance for credit losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest income for the quarter ended March 31, 2023, was $1.6 million, a decrease of $14 thousand, or 1%, compared to the same quarter in 2022. The gain on the sale of mortgage loans into the secondary market decreased by $115 thousand, or 98%, for the quarter ended March 31, 2023 as fewer loans were sold into the secondary market due to decreasing demand for mortgage refinancing as interest rates increased and inventories of homes available for sale declined. Fees from trust and brokerage services amounted to $258 thousand for the first quarter 2023, a decrease of $6 thousand, or 2%, as compared to the same quarter in 2022. Service charges on deposit accounts increased $27 thousand, or 10%, compared to the same quarter in 2022, primarily from increased customer overdraft fees. Debit card interchange income increased $26 thousand, or 5%, with greater fees generated from usage in the first quarter 2023. Credit card fee income increased $22 thousand, or 14%, as improvements to the card program have resulted in increased customer usage. Earnings on bank owned life insurance increased $3 thousand, or 2%, for the first quarter 2023.

Noninterest expenses for the quarter ended March 31, 2023 increased $251 thousand, or 5%, compared to the first quarter 2022. Salaries and employee benefits increased $139 thousand, or 4%, a result of increases to base salary and benefits compared to first quarter 2022. Occupancy and equipment expense increased $3 thousand, or 1%, in 2023 over the first quarter 2022, primarily due to small equipment purchases. Software expense increased $66 thousand due to additional software purchases over first quarter 2022 Professional and director fees increased $45 thousand, or 17%, for the quarter ended March 31, 2023 as compared to the first quarter 2022, primarily due to an increase in audit and outside consulting fees. Marketing and public relations expense increased $12 thousand, or 11%. Telephone and data line expense decreased $21 thousand, or 33%, with renegotiated contracts. Debit card expense decreased $18 thousand or 11%. Federal income tax expense increased $333 thousand, or 52%, for the quarter ended March 31, 2023 as compared to the first quarter 2022. The provision for income taxes was $971 thousand (effective rate of 19.8%) for the quarter ended March 31, 2023, compared to $638 thousand (effective rate of 19.1%) for the same quarter ended 2022.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 8.3% at March 31, 2023 compared with 7.9% at December 31, 2022.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. As of March 31, 2023, the Company and the Bank met all capital adequacy requirements to which they were subject.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Capital Ratios
	March 31, 2023	December 31, 2022
Total Capital To Risk Weighted Assets Ratio
Consolidated	16.0%	16.0%
Bank	15.9	15.9

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	15.1	15.1
Bank	15.0	14.9

Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	15.1	15.1
Bank	15.0	14.9

Tier 1 Leverage Ratio
Consolidated	9.2	8.8
Bank	9.1	8.7

LIQUIDITY

(Dollars in thousands)	March 31, 2023	December 31, 2022	Change
Cash and cash equivalents	$55,515	$86,420	$(30,905)
Available from FHLB	124,480	122,062	2,418
Unpledged AFS securities at fair market value	142,259	134,401	7,858
	$322,254	$342,883	$(20,629)
Net deposits and short-term liabilities	$1,031,113	$1,041,016	$(9,903)
Liquidity ratio	31.3%	32.9%
Minimum board approved liquidity ratio	20.0%	20.0%

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

The weighted average number of common shares outstanding for earnings per share computations was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2023	2022
Net income	$3,934	$2,701
Weighted average common shares outstanding	2,692,304	2,718,024
Earnings per share, basic and diluted	1.46	0.99

35

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

By March 2023, Ohio's unemployment rate approximated 4.0%. The bank based in Holmes County is reporting an unemployment rate of 3.5% in March 2023. Of the counties within the bank's footprint, Tuscarawas County reported the highest unemployment rate at 4.4% in March. Many jobs within the Bank's market footprint continue to go unfilled. The rate of inflation, which stood at 5.0% in March 2023, is above the Federal Reserve target rate of 2%, but has fallen from 8.5% in March 2022. Interest rates have risen substantially during 2022 and 2023. Credit quality in the Bank's loan portfolio has continued to improve, however risks to the economy remain with higher prices for goods and labor.

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

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -400 through +400 basis point changes, in 100 basis point increments, in market interest rates at March 31, 2023 and December 31, 2022. The net interest income reflected is for the first twelve-month period of the modeled twenty-four-month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

March 31, 2023
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$38,165	$550	1.5%	± 25%
+300	38,076	461	1.2	± 15
+200	37,923	308	0.8	± 10
+100	37,763	148	0.4	± 5
0	37,615	—	—
-100	37,401	(214)	(0.6)	± 5
-200	36,919	(696)	(1.9)	± 10
-300	36,425	(1,190)	(3.2)	± 15
-400	35,959	(1,656)	(4.4)	± 25

December 31, 2022
+ 400	$38,810	$1,090	2.9%	± 25%
+ 300	38,581	861	2.3	± 15
+ 200	38,302	582	1.5	± 10
+ 100	38,003	283	0.8	± 5
0	37,720	—	—
– 100	37,368	(352)	(0.9)	± 5
– 200	36,869	(851)	(2.3)	± 10
– 300	35,973	(1,747)	(4.6)	± 15
– 400	35,519	(2,201)	(5.8)	± 25

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

Quarter ended March 31, 2023

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A - RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)
Not applicable
(b)
Not applicable
(c)
The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2023:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
January 1, 2023 - January 31, 2023	—	—	—	102,344
February 1, 2023 - February 28, 2023	26,951	$37.80	26,951	75,393
March 1, 2023 - March 31, 2023	—	—	—	75,393
Total for quarter	26,951	$37.80	26,951	75,393

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended March 31, 2023

PART II – OTHER INFORMATION

ITEM 6 - Exhibits.

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2004, Exhibit 3.1, film number 04958544).
3.1.1

Amended form of Article Fourth of Amended Articles of Incorporation, as effective April 9, 1998 (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 30, 1999, Exhibit 3.1.1, film number 99579179).

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).
3.2.2	Amended Article II of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a file on March 16, 2021, Appendix A, film number 21747059).
3.2.3	Amended Article III of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Regisrant's Form DEF 14a file on March 16, 2023, Appendix A, film number 23738842).

4.0	Description of Capital Stock (incorporated by reference to registrants Annual Report on Form 10-K filed on March 16, 2020, Exhibit 4.0, film number 20717009).

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	May 15, 2023	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	May 15, 2023	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer