Form 10-Q
period 2023-06-30
CSB Bancorp, Inc.
filed 2023-08-10
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 1, 2023, the registrant had 2,680,325 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED June 30, 2023

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share data)	2023	2022
ASSETS
Cash and cash equivalents
Cash and due from banks	$21,897	$19,911
Interest-earning deposits with banks	38,329	66,509
Total cash and cash equivalents	60,226	86,420
Securities
Available-for-sale, at fair value	145,357	150,069
Held-to-maturity (fair value 2023-$203,979; 2022-$211,954)	238,222	247,401
Equity securities	257	244
Restricted stock, at cost	1,607	3,430
Total securities	385,443	401,144
Loans held for sale	184	52
Loans	664,605	627,171
Less allowance for credit losses	6,559	6,838
Net loans	658,046	620,333
Premises and equipment, net	13,240	13,414
Bank-owned life insurance	25,050	24,709
Goodwill	4,728	4,728
Accrued interest receivable and other assets	9,240	8,308
TOTAL ASSETS	$1,156,157	$1,159,108

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$315,200	$350,283
Interest-bearing	706,471	673,134
Total deposits	1,021,671	1,023,417
Short-term borrowings	28,520	32,550
Other borrowings	1,862	2,461
Allowance for credit losses on off-balance sheet commitments	328	141
Accrued interest payable and other liabilities	3,636	4,619
TOTAL LIABILITIES	1,056,017	1,063,188
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,680,325 shares in 2023 and 2,718,024 in 2022	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	92,149	86,502
Treasury stock at cost: 300,277 shares in 2023 and 273,026 shares in 2022	(7,137)	(6,107)
Accumulated other comprehensive loss	(13,316)	(12,919)
TOTAL SHAREHOLDERS' EQUITY	100,140	95,920
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,156,157	$1,159,108

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,711	$6,032	$16,680	$11,809
Taxable securities	1,945	1,660	3,957	2,941
Nontaxable securities	102	108	203	218
Other	444	203	989	277
Total interest and dividend income	11,202	8,003	21,829	15,245
INTEREST EXPENSE
Deposits	2,128	344	3,712	693
Short-term borrowings	70	14	136	26
Other borrowings	10	15	22	31
Total interest expense	2,208	373	3,870	750
NET INTEREST INCOME	8,994	7,630	17,959	14,495
CREDIT LOSS EXPENSE
Provision (recovery) for credit loss expense - loans	242	(345)	274	(645)
Recovery of credit loss expense - off-balance sheet commitments	(102)	—	(165)	—
Total provision (recovery) for credit loss expense	140	(345)	109	(645)
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	8,854	7,975	17,850	15,140
NONINTEREST INCOME
Service charges on deposit accounts	300	289	592	554
Trust services	252	253	510	517
Debit card interchange fees	533	543	1,054	1,038
Credit card fees	192	191	369	346
Gain on sale of loans, net	56	147	59	265
Earnings on bank owned life insurance	172	168	341	334
Unrealized gain or (loss) on equity securities, net	4	3	13	4
Other income	224	188	423	366
Total noninterest income	1,733	1,782	3,361	3,424
NONINTEREST EXPENSE
Salaries and employee benefits	3,389	3,412	6,683	6,567
Occupancy expense	284	276	566	548
Equipment expense	189	197	396	411
Professional and director fees	386	330	707	606
Financial institutions and franchise tax expense	192	194	384	389
Marketing and public relations	136	110	259	221
Software expense	421	326	820	659
Debit card expense	169	185	315	349
FDIC insurance expense	178	75	249	158
Other expenses	705	669	1,389	1,334
Total noninterest expense	6,049	5,774	11,768	11,242
Income before income taxes	4,538	3,983	9,443	7,322
FEDERAL INCOME TAX PROVISION	894	774	1,865	1,412
NET INCOME	$3,644	$3,209	$7,578	$5,910
Basic and diluted net earnings per share	$1.36	$1.18	$2.82	$2.17

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income	$3,644	$3,209	$7,578	$5,910
Other comprehensive loss
Unrealized losses arising during the period	(1,923)	(3,607)	(596)	(10,145)
Amortization of discount on securities transferred to held-to-maturity	48	75	94	173
Income tax effect	394	742	105	2,094
Other comprehensive loss	(1,481)	(2,790)	(397)	(7,878)
Total comprehensive income (loss)	$2,163	$419	$7,181	$(1,968)

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Three Months Ended June 30, 2023
Balance, beginning of period	$18,629	$9,815	$89,524	$(7,126)	$(11,835)	$99,007
Net income	—	—	3,644	—	—	3,644
Other comprehensive income	—	—	—	—	(1,481)	(1,481)
Purchase of 300 treasury shares	—	—	—	(11)	—	(11)
Cash dividends declared, $0.38 per share	—	—	(1,019)	—	—	(1,019)
Balance, June 30, 2023	$18,629	$9,815	$92,149	$(7,137)	$(13,316)	$100,140
Six Months Ended June 30, 2023
Balance, beginning of period	$18,629	$9,815	$86,502	$(6,107)	$(12,919)	$95,920
Net income	—	—	7,578	—	—	7,578
Cumulative effect of adoption of ASU 2016-13	—	—	52	—	—	52
Other comprehensive loss	—	—	—	—	(397)	(397)
Purchase of 27,251 treasury shares	—	—	—	(1,030)	—	(1,030)
Cash dividends declared, $0.74 per share	—	—	(1,983)	—	—	(1,983)
Balance, end of period	$18,629	$9,815	$92,149	$(7,137)	$(13,316)	$100,140
Three Months Ended June 30, 2022
Balance, beginning of period	$18,629	$9,815	$79,416	$(5,719)	$(7,213)	$94,928
Net income	—	—	3,209	—	—	3,209
Other comprehensive loss	—	—	—	—	(2,790)	(2,790)
Cash dividends declared, $0.62 per share	—	—	(1,685)	—	-	(1,685)
Balance, June 30, 2022	$18,629	$9,815	$80,940	$(5,719)	$(10,003)	$93,662
Six Months Ended June 30, 2022
Balance, beginning of period	$18,629	$9,815	$76,715	$(5,719)	$(2,125)	$97,315
Net income	—	—	5,910	—	—	5,910
Other comprehensive loss	—	—	—	—	(7,878)	(7,878)
Cash dividends declared, $0.62 per share	—	—	(1,685)	—	—	(1,685)
Balance, end of period	$18,629	$9,815	$80,940	$(5,719)	$(10,003)	$93,662

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
NET CASH FROM OPERATING ACTIVITIES	$6,194	$4,889
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	4,350	8,541
Proceeds from repayments, held-to-maturity	9,118	11,255
Purchases, available-for-sale	(492)	(31,904)
Purchases, held-to-maturity	—	(84,759)
Purchases, equity securities	—	(131)
Redemption of FHLB stock	1,823	—
Loan originations, net	(37,565)	(33,231)
Property, equipment, and software acquisitions	(234)	(174)
Net cash used in investing activities	(23,000)	(130,403)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(1,746)	(9,634)
Net decrease in short-term borrowings	(4,030)	(2,645)
Repayment of other borrowings	(599)	(813)
Cash dividends paid	(1,983)	(1,685)
Purchase of treasury shares	(1,030)	—
Net cash used in financing activities	(9,388)	(14,777)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,194)	(140,291)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	86,420	243,657
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,226	$103,366
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$3,778	$756
Income taxes	2,650	1,050

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2023, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2022, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements. The results of operations for the periods ended June 30, 2023 are not necessarily indicative of the operating results for the full year or any future interim period.

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

The ACL is a valuation reserve established and maintained by charges against operating income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The ACL is an estimate of expected credit losses, measured over the contractual life of a loan (adjusted for expected prepayment), that considers our historical loss experience, current conditions and forecasts of future economic conditions. Determination of an appropriate ACL is inherently subjective and may have significant changes from period to period.

The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans.

The ACL for homogeneous loans is calculated using a life-time loss rate methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. The ACL model is comprised of eight distinct portfolio segments: 1) Commercial and Industrial or C&I, 2) Commercial Real Estate, or CRE, 3) Commercial Lessors of Buildings, 4) Construction, 5) Consumer Mortgage, 6) Home Equity Line of Credit or HELOC, 7) Consumer Installment, and 8) Consumer Indirect loans. Each segment has a distinct set of risk characteristics monitored by management. We further evaluate the ACL at a disaggregated level which includes type of collateral, loan participations, non-owner occupied and our internal risk rating system for the commercial segments, and type of collateral and lien position, for the consumer segments.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on the unemployment forecast and management judgment. For periods beyond our two-year reasonable and supportable forecast, we revert to the historical loss rate. The qualitative adjustments for current conditions are based upon changes in lending policies and practices, change in economic conditions, change in nature of the portfolio, experience and ability of lending staff, problem loan trends, quality of the bank’s loan review system, value of underlying collateral for collateral dependent loans, the existence of and changes in concentrations, and other external factors. These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve. A similar process is employed to calculate a reserve assigned to the portion of off-balance sheet commitments that we expect to fund, specifically unfunded loan commitments, and any needed reserve is recorded in other liabilities.

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

These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13. This guidance has been adopted as of January 1, 2023, however, there have been no reportable loan modifications during the six months ended June 30, 2023.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consist of the following on June 30, 2023 and December 31, 2022:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2023
Available-for-sale
U.S. Treasury securities	$23,153	$—	$(828)	$22,325
U.S. Government agencies	13,999	—	(1,263)	12,736
Mortgage-backed securities of government agencies	73,271	2	(8,640)	64,633
Asset-backed securities of government agencies	583	—	(35)	548
State and political subdivisions	20,401	—	(1,043)	19,358
Corporate bonds	29,182	—	(3,425)	25,757
Total available-for-sale	160,589	2	(15,234)	145,357
Held-to-maturity
U.S. Treasury Securities	$12,779	$—	$(1,033)	$11,746
Mortgage-backed securities of government agencies	222,878	—	(32,966)	189,912
State and political subdivisions	2,565	—	(244)	2,321
Total held-to-maturity	238,222	—	(34,243)	203,979
Equity securities	185	72	—	257
Restricted stock	1,607	—	—	1,607
Total securities	$400,603	$74	$(49,477)	$351,200
December 31, 2022
Available-for-sale
U.S. Treasury securities	$23,194	$—	$(969)	$22,225
U.S. Government agencies	13,999	—	(1,369)	12,630
Mortgage-backed securities of government agencies	77,677	72	(8,859)	68,890
Asset-backed securities of government agencies	633	—	(15)	618
State and political subdivisions	20,462	—	(985)	19,477
Corporate bonds	28,740	—	(2,511)	26,229
Total available-for-sale	164,705	72	(14,708)	150,069
Held-to-maturity
U.S Treasury Securities	$12,753	$—	$(1,136)	$11,617
Mortgage-backed securities of government agencies	232,068	—	(34,051)	198,017
State and political subdivisions	2,580	1	(261)	2,320
Total held-to-maturity	247,401	1	(35,448)	211,954
Equity securities	185	59	—	244
Restricted stock	3,430	—	—	3,430
Total securities	$415,721	$132	$(50,156)	$365,697

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The amortized cost and fair value of debt securities on June 30, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$12,999	$12,692
Due after one through five years	57,688	53,435
Due after five through ten years	24,674	22,143
Due after ten years	65,228	57,087
Total debt securities available-for-sale	$160,589	$145,357
Held-to-maturity
Due in one year or less	$2,499	$2,470
Due after one through five years	7,427	6,848
Due after five through ten years	4,733	4,140
Due after ten years	223,563	190,521
Total debt securities held-to-maturity	$238,222	$203,979

Securities with a fair value of approximately $129.3 million and $110.1 million were pledged on June 30, 2023 and December 31, 2022, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $1.1 million and $2.9 million on June 30, 2023 and December 31, 2022. The FHLB has redeemed approximately $1.8 million in stock at $100 par value per share during the six month period ended June 30, 2023. Federal Reserve Bank stock was $471 thousand on June 30, 2023 and December 31, 2022.

There were no proceeds from sales of securities for the three and six-month periods ended June 30, 2023, and 2022. All gains and losses recognized on equity securities during the three and six-month periods were unrealized.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, on June 30, 2023 and December 31, 2022:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2023
Available-for-sale
U.S. Treasury securities	$(111)	$3,877	$(717)	$18,448	$(828)	$22,325
U.S. Government agencies	—	—	(1,263)	12,736	(1,263)	12,736
Mortgage-backed securities of government agencies	(211)	9,487	(8,429)	52,250	(8,640)	61,737
Asset-backed securities of government agencies	—	—	(35)	548	(35)	548
State and political subdivisions	(98)	7,059	(945)	12,073	(1,043)	19,132
Corporate bonds	(124)	867	(3,301)	24,890	(3,425)	25,757
Held-to-maturity
U.S. Treasury Securities	—	—	(1,033)	11,746	(1,033)	11,746
Mortgage-backed securities of government agencies	(626)	15,424	(32,340)	174,488	(32,966)	189,912
State and political subdivisions	(4)	410	(240)	1,911	(244)	2,321
Total impaired securities	$(1,174)	$37,124	$(48,303)	$309,090	$(49,477)	$346,214
December 31, 2022
Available-for-sale
U.S. Treasury securities	$(798)	$17,405	$(171)	$4,820	$(969)	$22,225
U.S. Government agencies	—	—	(1,369)	12,630	(1,369)	12,630
Mortgage-backed securities of government agencies	(1,046)	16,188	(7,813)	44,519	(8,859)	60,707
Asset-backed securities of government agencies	—	—	(15)	618	(15)	618
State and political subdivisions	(189)	9,079	(796)	9,848	(985)	18,927
Corporate bonds	(1,165)	13,502	(1,346)	12,727	(2,511)	26,229
Held-to-maturity						—
U.S. Treasury Securities	—	—	(1,136)	11,617	(1,136)	11,617
Mortgage-backed securities of government agencies	(9,733)	79,325	(24,318)	118,692	(34,051)	198,017
State and political subdivisions	—	—	(261)	1,903	(261)	1,903
Total temporarily impaired securities	$(12,931)	$135,499	$(37,225)	$217,374	$(50,156)	$352,873

There were 204 securities in an unrealized loss position on June 30, 2023, 163 of which were in a continuous loss position for twelve (12) months or more. At least quarterly, the Company conducts a comprehensive security-level impairment assessment on the available-for-sale securities. Management believes the Company will fully recover the cost of these securities. It does not intend to sell these securities and likely will not be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not at a credit loss on June 30, 2023 and were not other than temporarily impaired on December 31, 2022, respectively.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The Bank monitors the credit quality of held-to-maturity debt securities primarily through utilizing their credit rating. The Bank monitors the credit rating on a quarterly basis. There are no nonperforming held-to-maturity securities. As of June 30, 2023, no ACL was required for any held-to-maturity security. The majority of the securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Bank. The following table summarizes the amortized cost of held-to maturity debt securities at June 30, 2023, aggregated by credit quality indicator:

(Dollars in thousands)	U.S. Treasury securities	Mortgage- backed securities of government agencies	State and political subdivisions
June 30, 2023
Credit rating:
AAA / AA / A	$12,779	$222,878	$2,565
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$12,779	$222,878	$2,565

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

The composition of net loans receivable as of June 30, 2023 and December 31, 2022:

(Dollars in thousands)	June 30, 2023
Commercial and industrial	$146,567
Commercial real estate	166,579
Commercial lessors of buildings	85,062
Construction	46,022
Consumer mortgage	161,963
Home equity line of credit	41,464
Consumer installment	10,584
Consumer indirect	6,289
Total loans	664,530
Allowance for credit losses	(6,559)
Deferred loan costs, net	75
Net Loans	$658,046

(Dollars in thousands)	December 31, 2022
Commercial and industrial	$129,343
Commercial real estate	231,785
Residential real estate	194,125
Construction & land development	55,318
Consumer	16,387
Total loans	626,958
Allowance for loan losses	(6,838)
Deferred loan costs, net	213
Total Loans *	$620,333

* See Note 1 for reclassification of balances due to the adoption of ASC 326.

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

Loans serviced for others approximated $133.8 and $137.5 million on June 30, 2023 and December 31, 2022, respectively.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Concentrations of Credit

Nearly all the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans. Credit concentrations, including commitments, as determined using North American Industry Classification Codes (NAICS), to the two largest industries compared to total loans on June 30, 2023, included $69.1 million, or 10%, of total loans to lessors of non-residential buildings, and $35.4 million, or 5%, of total loans to other animal food. These loans are generally secured by real property and equipment, with repayment expected from operational cash flow. Credit evaluation is based on a review of cash flow coverage of principal, interest payments, and the adequacy of the collateral received.

Allowance for Credit Losses

The following table details activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three and six month periods in 2023 the increase in the provision for commercial and industrial loans primarily relates to the increase in loan volume. The change in provision for commercial lessors of buildings relates to the increase in loans graded special mention. The decrease in provision for commercial real estate loans is due to the payoff of one larger loan relationship with a specific allocation.

(Dollars in thousands)	Beginning Balance	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provisions (Reductions)	Ending Balance
Three Months Ended June 30, 2023
Commercial and industrial	$1,821	$—	$—	$9	$289	$2,119
Commercial real estate	2,236	—	—	—	(354)	1,882
Commercial lessors of buildings	965	—	—	—	272	1,237
Construction	271	—	—	—	12	283
Consumer mortgage	693	—	—	1	20	714
Home equity line of credit	186	—	—	—	(8)	178
Consumer installment	47	—	(15)	5	15	52
Consumer indirect	88	—	—	10	(4)	94
Unallocated	—	—	—	—	—	—
	$6,307	$—	$(15)	$25	$242	$6,559

Six Months Ended June 30, 2023
Commercial and industrial	$1,110	$658	$—	$19	$332	$2,119
Commercial real estate	2,760	(541)	—	1	(338)	1,882
Commercial lessors of buildings	—	974	—	—	263	1,237
Construction	803	(515)	—	—	(5)	283
Consumer mortgage	1,268	(580)	—	1	25	714
Home equity line of credit	—	201	—	—	(23)	178
Consumer installment	233	(183)	(23)	5	20	52
Consumer indirect	—	91	(31)	34	—	94
Unallocated	664	(664)	—	—	—	—
	$6,838	$(559)	$(54)	$60	$274	$6,559

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2022.

(Dollars in thousands)	Commercial and industrial	Commercial Real Estate	Residential Real Estate	Construction & Land Development	Consumer	Unallocated	Total
Three Months Ended June 30, 2022
Beginning balance	$1,169	$2,550	$1,039	$1,534	$382	$631	$7,305
(Recovery of) provision for loan losses	50	(129)	138	(239)	12	(177)	(345)
Charge-offs	(8)	—	—	—	(3)		(11)
Recoveries	2	1	—	312	4		319
Net (charge-offs) recoveries	(6)	1	—	312	1		308
Ending balance	$1,213	$2,422	$1,177	$1,607	$395	$454	$7,268
Six Months Ended June 30, 2022
Beginning balance	$1,240	$2,838	$992	$1,380	$421	$747	$7,618
(Recovery of) provision for loan losses	(15)	(417)	184	(85)	(19)	(293)	(645)
Charge-offs	(18)	—	—	—	(24)		(42)
Recoveries	6	1	1	312	17		337
Net (charge-offs) recoveries	(12)	1	1	312	(7)		295
Ending balance	$1,213	$2,422	$1,177	$1,607	$395	$454	$7,268

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

(Dollars in thousands)	Current	30-60 Days Past Due	61-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans
June 30, 2023
Commercial and industrial	$146,547	$20	$—	$—	$20	$146,567
Commercial real estate	166,579	—	—	—	—	166,579
Commercial lessors of buildings	85,062	—	—	—	—	85,062
Construction	46,022	—	—	—	—	46,022
Consumer mortgage	161,657	264	42	—	306	161,963
Home equity line of credit	41,229	225	—	10	235	41,464
Consumer installment	10,417	150	17	—	167	10,584
Consumer indirect	6,289	—	—	—	—	6,289
Total Loans	$663,802	$659	$59	$10	$728	$664,530

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of June 30, 2023:

(Dollars in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
June 30, 2023
Commercial and industrial	$19	$—	$19	$—	$19
Commercial real estate	83	—	83	—	83
Commercial lessors of buildings	—	—	—	—	—
Construction	—	—	—	—	—
Consumer mortgage	64	—	64	—	64
Home equity line of credit	—	—	—	10	10
Consumer installment	6	—	6	—	6
Consumer indirect	72	—	72	—	72
Total Loans	$244	$—	$244	$10	$254

Interest income for the six months ended June 30, 2023 was $1 thousand on commercial real estate loans and $15 thousand on consumer mortage loans. Several of the consumer mortgage loans are at an amortized cost basis of $0 and all payments are being recognized as interest income.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the aging of past due loans and nonaccrual loans as of December 31, 2022:

		Accruing Loans
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
December 31, 2022
Commercial and industrial	$129,270	$70	$3	$—	$—	$73	$129,343
Commercial real estate	231,693	—	—	—	92	92	231,785
Residential real estate	193,794	95	137	—	99	331	194,125
Construction & land development	55,286	32	—	—	—	32	55,318
Consumer	16,091	103	128	—	65	296	16,387
Total Loans	$626,134	$300	$268	$—	$256	$824	$626,958

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Based on the most recent analysis performed, the following tables present the recorded investment in non-homogeneous loans by internal risk rating system as of June 30, 2023 and December 31, 2022:

	Term Loans Amortized Costs Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
June 30, 2023
Commercial and industrial:
Pass	$12,814	$26,906	$15,664	$6,793	$4,679	$9,043	$60,060	$—	$135,959
Special mention	—	458	—	—	192	46	31	—	727
Substandard	50	2,768	480	3,072	823	2,589	99	—	9,881
Doubtful	—	—	—	—	—	—		—	—
Total	$12,864	$30,132	$16,144	$9,865	$5,694	$11,678	$60,190	$—	$146,567
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$16,239	$24,425	$48,720	$13,410	$19,408	$28,739	$2,992	$—	$153,933
Special Mention	—	469	658	404	—	—	—	—	1,531
Substandard	—	—	918	636	475	9,086	—	—	11,115
Doubtful	—	—	—	—	—	—	—	—	—
Total	$16,239	$24,894	$50,296	$14,450	$19,883	$37,825	$2,992	$—	$166,579
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial lessors of buildings:
Pass	$2,489	$25,968	$25,480	$8,268	$4,392	$10,517	$1,747	$—	$78,861
Special Mention	—	456	1,528	—	3,674	—	—	—	5,658
Substandard	—	—	—	371	—	172	—	—	543
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,489	$26,424	$27,008	$8,639	$8,066	$10,689	$1,747	$—	$85,062
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction:
Pass	$7,539	$28,689	$663	$948	$376	$306	$—	$—	$38,521
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,539	$28,689	$663	$948	$376	$306	$—	$—	$38,521
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total
Pass	$39,081	$105,988	$90,527	$29,419	$28,855	$48,605	$64,799	$—	$407,274
Special Mention	—	1,383	2,186	404	3,866	46	31	—	7,916
Substandard	50	2,768	1,398	4,079	1,298	11,847	99	—	21,539
Doubtful	—	—	—	—	—	—	—	—	—
Total	$39,131	$110,139	$94,111	$33,902	$34,019	$60,498	$64,929	$—	$436,729

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
December 31, 2022
Commercial and industrial	$119,353	$282	$7,927	$—	$1,781	$129,343
Commercial real estate	220,414	485	8,352	—	2,534	231,785
Construction & land development	40,640	6,655	—	—	8,023	55,318
Total	$380,407	$7,422	$16,279	$—	$12,338	$416,446

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)
The Company monitors the credit risk profile by payment activity for the loan classes listed below. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. The following table presents the amortized cost in residential consumer loans based on payment activity:

	Term Loans Amortized Costs Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
June 30, 2023
Consumer mortgage:
Performing	$12,124	$34,356	$38,887	$34,347	$9,242	$32,943	$—	$—	$161,899
Nonperforming	—	—	—	—	—	64	—	—	64
Total	$12,124	$34,356	$38,887	$34,347	$9,242	$33,007	$—	$—	$161,963
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Performing	$2,042	$3,665	$277	$1,270	$124	$123	$—	$—	$7,501
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$2,042	$3,665	$277	$1,270	$124	$123	$—	$—	$7,501
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$41,403	$51	$41,454
Nonperforming	—	—	—	—	—	—	10	—	10
Total	$—	$—	$—	$—	$—	$—	$41,413	$51	$41,464
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$3,634	$4,101	$1,536	$719	$259	$266	$63	$—	$10,578
Nonperforming	—	—	6	—	—	—	—	—	6
Total	$3,634	$4,101	$1,542	$719	$259	$266	$63	$—	$10,584
YTD gross charge-offs	$—	$9	$9	$3	$1	$1	$—	$—	$23
Consumer indirect:
Performing	$601	$1,256	$651	$621	$668	$2,420	$—	$—	$6,217
Nonperforming	—	—	—	—	21	51	—	—	72
Total	$601	$1,256	$651	$621	$689	$2,471	$—	$—	$6,289
YTD gross charge-offs	$—	$—	$—	$—	$—	$31	$—	$—	$31
Total
Performing	$18,401	$43,378	$41,351	$36,957	$10,293	$35,752	$41,466	$51	$227,649
Nonperforming	—	—	6	—	21	115	10	—	152
Total	$18,401	$43,378	$41,357	$36,957	$10,314	$35,867	$41,476	$51	$227,801

Consumer mortgages are substantially secured by one to four family owner occupied properties and consumer indirect loans are substantially secured by recreational vehicles. All nonperforming consumer loans are evaluated when placed on nonaccrual status and may be charged down based on the fair value less cost to sell if that value is lower than the outstanding balance.

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

There were no modifications of loans to borrowers in financial distress completed during the six months ended June 30, 2023.

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

The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio class, based on the impairment method as of December 31, 2022:

(Dollars in thousands)	Commercial and industrial	Commercial Real Estate	Residential Real Estate	Construction	Consumer	Unallocated	Total
December 31, 2022
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$4	$—	$4
Collectively evaluated for impairment	1,110	2,760	1,268	803	229	664	6,834
Total ending allowance balance	$1,110	$2,760	$1,268	$803	$233	$664	$6,838
Loans:
Loans individually evaluated for impairment	$123	$113	$677	$—	$123		$1,036
Loans collectively evaluated for impairment	129,220	231,672	193,448	55,318	16,264		625,922
Total ending loans balance	$129,343	$231,785	$194,125	$55,318	$16,387		$626,958

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2022:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total recorded investment[1]	Related Allowance
December 31, 2022
Commercial and industrial	$123	$124	$—	$124	$—
Commercial real estate	117	92	20	112	—
Residential real estate	733	166	518	683	—
Construction & land development	—	—	—	—	—
Consumer	127	6	121	127	4
Total impaired loans	$1,101	$387	$659	$1,046	$4

1Includes principal, accrued interest, unearned fees, and origination costs

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(Dollars in thousands)	2022	2022
Average recorded investment:
Commercial and industrial	$255	$261
Commercial real estate	200	212
Residential real estate	780	819
Construction & land development	109	55
Consumer	130	133
Average recorded investment in impaired loans	$1,474	$1,480
Interest income recognized:
Commercial and industrial	$1	$2
Commercial real estate	2	4
Residential real estate	8	16
Construction & land development	—	—
Consumer	2	4
Interest income recognized on a cash basis on impaired loans	$13	$26

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	June 30,	December 31,
(Dollars in thousands)	2023	2022
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$28,691	$32,775
Repurchase agreements	28,520	32,550

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes and are not included in the table below.

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2023
Assets:
Securities available-for-sale
U.S. Treasury securities	$22,325	$—	$—	$22,325
U.S. Government agencies	—	12,736	—	12,736
Mortgage-backed securities of government agencies	—	64,633	—	64,633
Asset-backed securities of government agencies	—	548	—	548
State and political subdivisions	—	19,358	—	19,358
Corporate bonds	—	25,757	—	25,757
Total available-for-sale securities	$22,325	$123,032	$—	$145,357
Equity securities	$211	$—	$—	$211

December 31, 2022
Assets:
Securities available-for-sale
U.S. Treasury securities	$22,225	$—	$—	$22,225
U.S. Government agencies	—	12,630	—	12,630
Mortgage-backed securities of government agencies	—	68,890	—	68,890
Asset-backed securities of government agencies	—	618	—	618
State and political subdivisions	—	19,477	—	19,477
Corporate bonds	—	26,229	—	26,229
Total available-for-sale securities	$22,225	$127,844	$—	$150,069
Equity securities	$198	$—	$—	$198

There were no assets reported at fair value and recorded on a nonrecurring basis on June 30, 2023, and December 31, 2022.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of recognized financial instruments as of June 30, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
June 30, 2023
Financial assets
Securities held-to-maturity	$238,222	$11,746	$192,233	$—	$203,979
Loans held for sale	184	187	—	—	187
Net loans	658,046	—	—	626,195	626,195
Mortgage servicing rights	607	—	—	607	607
Financial liabilities
Deposits	$1,021,671	$862,034	$—	$160,725	$1,022,759
Other borrowings	1,862	—	—	1,750	1,750

December 31, 2022
Financial assets
Securities held-to-maturity	$247,401	$11,617	$200,337	$—	$211,954
Loans held for sale	52	55	—	—	55
Net loans	620,333	—	—	600,720	600,720
Mortgage servicing rights	621	—	—	621	621
Financial liabilities
Deposits	$1,023,417	$905,335	$—	$114,478	$1,019,813
Other borrowings	2,461	—	—	2,321	2,321

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a Level I fair value that approximates their carrying value. The Company also has unrecognized financial instruments on June 30, 2023 and December 31, 2022. These financial instruments relate to commitments to extend credit and letters of credit. The aggregate contract amount of such financial instruments was approximately $304 million on June 30, 2023 and $268 million on December 31, 2022. Such amounts are also considered to be the fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three and six months ended June 30, 2023 and 2022:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three Months Ended June 30, 2023
Balance, beginning of period	$(14,981)	$3,146	$(11,835)
Unrealized holding loss on available-for-sale securities arising during the period	(1,923)	404	(1,519)
Amortization of held-to-maturity discount resulting from transfer	48	(10)	38
Total other comprehensive loss	(1,875)	394	(1,481)
Balance, end of period	$(16,856)	$3,540	$(13,316)

Six Months Ended June 30, 2023
Balance, beginning of period	$(16,354)	$3,435	$(12,919)
Unrealized holding loss on available-for-sale securities arising during the period	(596)	125	(471)
Amortization of held-to-maturity discount resulting from transfer	94	(20)	74
Total other comprehensive loss	(502)	105	(397)
Balance, end of period	$(16,856)	$3,540	$(13,316)

Three Months ended June 30, 2022
Balance, beginning of period	$(9,131)	$1,918	$(7,213)
Unrealized holding loss on available-for-sale securities arising during the period	(3,607)	757	(2,850)
Amortization of held-to-maturity discount resulting from transfer	75	(15)	60
Total other comprehensive loss	(3,532)	742	(2,790)
Balance, end of period	$(12,663)	$2,660	$(10,003)

Six Months Ended June 30, 2022
Balance, beginning of period	$(2,691)	$566	$(2,125)
Unrealized holding loss on available-for-sale securities arising during the period	(10,145)	2,130	(8,015)
Amortization of held-to-maturity discount resulting from transfer	173	(36)	137
Total other comprehensive loss	(9,972)	2,094	(7,878)
Balance, end of period	$(12,663)	$2,660	$(10,003)

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company on June 30, 2023 as compared to December 31, 2022, and the consolidated results of operations for the three and six months ended June 30, 2023 compared to the same periods in 2022. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets decreased to $1.15 billion at June 30, 2023 compared to $1.16 billion December 31, 2022. During the six months ended June 30, 2023, securities decreased $16 million, net loans increased $38 million, and cash and cash equivalents decreased $26 million. Deposits and short-term borrowings decreased $6 million.

Net loans increased $38 million, or 14%, as construction loans decreased $8 million, or 14%, and residential real estate loans increased $12 million, or 8%, from December 31, 2022. Commercial and commercial real estate loans increased $36 million, or 14% compared to December 31, 2022. Consumer refinance activity slowed significantly on mortgage loans, home purchase activity remained stable despite limited inventory, and home equity line balances decreased by $3 million. Residential mortgage loan originations for the six months ended June 30, 2023 totaled $27 million, a decrease from $44 million in originations during the six months ended June 30, 2022. As interest rates continued to rise in 2023, more variable rate residential mortgage loans were originated for the portfolio. Originations sold into the secondary market were $2 million and $7 million, respectively during the six months ended June 30, 2023 and June 30, 2022. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

The allowance for credit losses decreased $709 thousand from the year ago quarter to $6.6 million. The Company adopted CECL on January 1, 2023. Net recoveries were $6 thousand, or an annualized 0.00% of average loans, in the current six-month period compared to net recoveries of $295 thousand, or 0.10% of average loans in the year-ago six-month period. At June 30, 2023, the allowance for credit losses to total loans was 0.99%. We believe the allowance level is appropriate given the low level of problem loans and composition of the overall loan portfolio in the current economic environment.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming loans decreased $2 thousand to $254 thousand, or 0.04%, of total loans from $256 thousand, or 0.04% of total loans, on December 31, 2022. For the six months ended June 30, 2023, $60 thousand in loans were placed on nonaccrual status, $70 thousand in paydowns were received, and $2 thousand in personal loans were charged-off due to non-payment.

	June 30,	December 31,	June 30,
(Dollars in thousands)	2023	2022	2022
Non-performing loans	$254	$256	$690
Other real estate	—	—	—
Repossessed assets	—	—	—
Allowance for credit/loan losses	6,559	6,838	7,268
Total loans	$664,605	$627,171	$582,185
Allowance for credit/loan losses as a percentage of total loans	0.99%	1.09%	1.25%
Allowance for credit/loan losses to total nonperforming loans	25.8X	26.7X	10.5X

The ratio of gross loans to deposits was 65.1% at June 30, 2023, compared to 61.3% at December 31, 2022.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $49.5 million within the available-for-sale and held-to-maturity portfolios as of June 30, 2023, was primarily the result of current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. As a result, all embedded security losses on June 30, 2023, are considered temporary and no allowance for credit loss is necessary.

The weighted average life of total debt securities was 5.30 years at June 30, 2023 as compared to 5.57 years at December 31, 2022. If interest rates declined 100 basis points, the weighted average life was estimated to fall to 5.20 years at June 30, 2023 and 5.10 years at December 31, 2022. If interest rates rose 100 basis points the weighted average life would be expected to increase to 5.31 years at June 30, 2023 and 6.01 years at December 31, 2022.

Deposits decreased $2 million, or less than 1%, from December 31, 2022 with noninterest-bearing deposits decreasing approximately $35 million, or 10%, and interest-bearing deposit accounts increasing approximately $33 million, or 5%. Total deposits as of June 30, 2023 are $1.02 billion, or 3%, greater than June 30, 2022 deposit balances. On a year over year comparison, decreases were recognized in noninterest-bearing demand deposits of $13 million and savings of $18 million. Increases were recognized in interest bearing demand of $13 million, money market accounts of $5 million, and time deposits of $42 million. Deposit growth has stabilized with customers transfering funds into time certificates of deposit to take advantage of the increased interest rates. The estimated amount of uninsured deposits was $272 million, $267 million, and $262 million as of June 30, 2023, December 31, 2022, and June 30, 2022, respectively.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $4 million, or 12%, to $29 million at June 30, 2023 as compared to December 31, 2022 and other borrowings decreased $599 thousand as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $100 million, or 8.7%, of total assets at June 30, 2023, an increase of $4 million, or 4%, from $96 million December 31, 2022. The increase in shareholders’ equity during the six months ended June 30, 2023 was due to net income of $7.6 million, accumulated other comprehensive loss (“AOCL”) of $397 thousand, less cash dividends of $2.0 million, and treasury stock repurchase of $1.0 million. An increase of U.S. Treasury rates during the six months ended June 30, 2023 caused the AOCL to increase as AFS securities are marked to fair market value. As interest rates increase, the fair value of AFS fixed-rate securities decrease with a corresponding net of tax increase recorded in the AOCL portion of equity. This remaining unrealized loss in securities is temporary and is adjusted monthly for additional interest rate fluctuations, principal paydowns, calls, and maturities. The Company and the Bank met all regulatory capital requirements at June 30, 2023.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended June 30, 2023 and 2022

For the quarters ended June 30, 2023 and 2022, the Company recorded net income of $3.6 million and $3.2 million and $1.36 and $1.18 per share, respectively. The $435 thousand increase in net income for the period was primarily the result of a $1.4 million increase in net interest income, offset by an increase in noninterest expenses of $275 thousand, and a decrease of $49 thousand in noninterest income. The total provision for credit losses was $140 thousand in 2023 compared to a recovery of $345 thousand for the three-month period in 2022, and the federal income tax provision increased $120 thousand. Return on average assets and return on average equity were 1.27% and 14.62%, respectively, for the three-month period of 2023, compared to 1.13% and 13.73%, respectively for the same quarter in 2022.

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Interest-earning deposits	$34,601	$444	5.15%	$99,122	$203	0.82%
Taxable securities	368,959	1,945	2.11	374,246	1,660	1.78
Tax-exempt securities [4]	22,187	129	2.33	24,184	137	2.27
Loans [3,4]	660,004	8,717	5.30	574,824	6,039	4.21
Total interest-earning assets	1,085,751	11,235	4.15%	1,072,376	8,039	3.01%
Noninterest-earning assets	65,652			63,942
TOTAL ASSETS	$1,151,403			$1,136,318

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$248,775	$616	0.99%	$237,950	$56	0.09%
Savings deposits	299,957	590	0.79	307,234	75	0.10
Time deposits	141,001	922	2.62	118,232	213	0.72
Borrowed funds	31,765	80	1.01	41,663	29	0.28
Total interest-bearing liabilities	721,498	2,208	1.23%	705,079	373	0.21%
Noninterest-bearing demand deposits	324,898			333,692
Other liabilities	5,049			3,797
Shareholders' Equity	99,958			93,750
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,151,403			$1,136,318
Taxable equivalent net interest income, (Non-GAAP)		$9,027			$7,666
Tax equivalent adjustment [4]		(33)			(36)
Net interest income, (GAAP)		$8,994			$7,630
Net interest margin, (GAAP)			3.32%			2.86%
Tax equivalent adjustment [4]			0.01			0.01
Net interest margin-taxable equivalent, (Non-GAAP)			3.33%			2.87%
Taxable equivalent net interest spread			2.92%			2.80%

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the quarter ended June 30, 2023, was $11.2 million representing a $3.2 million increase, or 40%, compared to the same period in 2022. This increase was primarily due to increased volume and rates on loans and increased rates on interest-earning deposits, and taxable securities partially offset by the volume decrease in interest-earning deposits in the comparable period. Average interest-earning deposit rates increased 433 bps while loan rates increased 109 basis points, and taxable securities interest rates rose 33 bps for the quarter ended June 30, 2023 as compared to the same period in 2022. The Federal Reserve raised managed interest rates 7 times and 350 bps during the 1 year period. Interest expense for the quarter ended June 30, 2023 was $2.2 million, an increase of $1.8 million, or 492%, from the same quarter in 2022. The increase in interest expense occurred primarily due to the increase in interest rates on all deposit types as well as an increase in volume of demand and time deposit accounts for the quarter ended June 30, 2023.

For the quarter ended June 30, 2023, with improving credit quality and minimal loan charge-offs, the bank recognized net recoveries of $10 thousand, compared to $308 thousand net recoveries for the same quarter in 2022. The provision for credit losses for loans in the current quarter of $242 thousand, compared to a credit provision of $345 thousand in the second quarter 2022, reflects loan growth in 2023. The company recorded $102 thousand credit provision for off-balance credit exposure in 2023 compared to a $0 provision in the second quarter of 2022. This decrease results from a decline primarily in construction loans in 2023 compared to 2022. Economic indicators reflect a leveling off in residential real estate prices and low unemployment. The provision for credit losses is determined based on management’s calculation of the adequacy of the allowance for credit losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended June 30, 2023, was $1.7 million, a decrease of $49 thousand, or 3%, compared to the same quarter in 2022. The gain on the sale of mortgage loans into the secondary market decreased by $91 thousand, or 62%, for the quarter ended June 30, 2023 as fewer loans were sold into the secondary market due to decreasing demand for mortgage refinancing as interest rates increased and inventories of homes available for sale declined. Fees from trust and brokerage services amounted to $252 thousand for the second quarter 2023, a decrease of $1 thousand, or less than 1%, as compared to the same quarter in 2022. Service charges on deposit accounts increased $11 thousand, or 4%, compared to the same quarter in 2022, primarily from increased customer overdraft fees. Debit card interchange income decreased $10 thousand, or 2%, with less fees generated from usage in the second quarter 2023. Credit card fee income increased $1 thousand, or less than 1%, as improvements to the card program have resulted in increased customer usage. Earnings on bank owned life insurance increased $4 thousand, or 2%, for the second quarter 2023.

Noninterest expenses for the quarter ended June 30, 2023 increased $275 thousand, or 5%, compared to the second quarter 2022. Salaries and employee benefits decreased $23 thousand, or less than 1%, a result the capitalization of salary and benefits due to increased loan originations compared to second quarter 2022. Occupancy and equipment expense increased $8 thousand, or 3%, in 2023 over the second quarter 2022, primarily due to increases in property insurance. Software expense increased $95 thousand due to additional software purchases over second quarter 2022. Professional and director fees increased $56 thousand, or 17%, for the quarter ended June 30, 2023 as compared to the second quarter 2022, primarily due to an increase in audit and outside consulting fees. Marketing and public relations expense increased $26 thousand, or 24%. Data line and phone expense decreased $14 thousand, or 22%, with renegotiated contracts. Debit card expense decreased $16 thousand or 9%. FDIC insurance expense increased $103 thousand, or 137%, with the increase in insurance rates. Federal income tax expense increased $120 thousand, or 16%, for the quarter ended June 30, 2023 as compared to the second quarter 2022. The provision for income taxes was $894 thousand (effective rate of 19.7%) for the quarter ended June 30, 2023, compared to $774 thousand (effective rate of 19.4%) for the same quarter ended 2022.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six months ended June 30, 2023, and 2022

For the six months ended June 30, 2023, and 2022, the Company recorded net income of $7.6 million and $5.9 million and $2.82 and $2.17 per share, respectively. The $1.7 million increase in net income for the six-month period was primarily the result of an increase in net interest income of $3.5 million, which was partially offset by an increase in the total provision for credit losses of $754 thousand, an increase in noninterest expenses of $526 thousand, and a reduction in noninterest income of $63 thousand. The federal income tax provision was $453 thousand higher during the six-month period in 2023. Return on average assets and return on average equity were 1.33% and 15.49%, respectively, for the six months ended June 30, 2023, compared to 1.05% and 12.48%, respectively for the same period in 2022.

	For the Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Interest-earning deposits	$41,087	$989	4.85%	$128,478	$277	0.43%
Taxable securities	372,394	3,957	2.14	354,411	2,941	1.67
Tax-exempt securities [4]	22,140	258	2.35	24,745	277	2.26
Loans [3,4]	648,760	16,692	5.19	567,671	11,823	4.20
Total interest-earning assets	1,084,381	21,896	4.07%	1,075,305	15,318	2.87%
Noninterest-earning assets	64,859			62,147
TOTAL ASSETS	$1,149,240			$1,137,452

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$243,112	$1,121	0.93%	$237,816	$106	0.09%
Savings deposits	308,609	1,121	0.73	308,159	142	0.09
Time deposits	131,717	1,470	2.25	119,067	445	0.75
Borrowed funds	33,614	158	0.95	42,838	57	0.27
Total interest-bearing liabilities	717,052	3,870	1.09%	707,880	750	0.21%
Noninterest-bearing demand deposits	328,254			330,228
Other liabilities	5,288			3,857
Shareholders' Equity	98,646			95,487
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,149,240			$1,137,452
Taxable equivalent net interest income, (Non-GAAP)		$18,026			$14,568
Tax equivalent adjustment [4]		(67)			(73)
Net interest income, (GAAP)		$17,959			$14,495
Net interest margin, (GAAP)			3.34%			2.72%
Tax equivalent adjustment [4]			0.01			0.01
Net interest margin-taxable equivalent, (Non-GAAP)			3.35%			2.73%
Taxable equivalent net interest spread			2.98%			2.66%

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the six months ended June 30, 2023, was $21.8 million representing a $6.6 million increase, or 43%, compared to the same period in 2022. This increase was primarily due to volume and yield increases on loans and taxable securities along with rate increases on overnight deposits in other banks for the period ended June 30, 2023, as compared to the same period in 2022. Interest expense for the six months ended June 30, 2023, was $3.9 million, an increase of $3.1 million, or 416%, from the same period in 2022. The increase in interest expense occurred primarily due to an increase in rates on all interest-bearing liabilities for the six months ended June 30, 2023.

For the six months ended June 30, 2023, the provision for credit losses was $274 thousand, compared to a credit reversal of $645 thousand for the same period in 2022. For more discussion see Results of Operations, three months. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for credit losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the six months ended June 30, 2023, was $3.4 million, a decrease of $63 thousand, or 2%, compared to the same period in 2022. The gain on the sale of mortgage loans to the secondary market decreased $206 thousand to $59 thousand for the six months ended June 30, 2023, as increases in interest rates slowed mortgage loan refinancing. Service charges on deposit accounts increased $38 thousand, or 7%, compared to the same period in 2022 primarily from increases in overdraft fees, as well as increases in business service charges on deposit accounts. Credit card fee income increased $23 thousand, or 7% with growth in business credit card customers and interchange income. Debit card interchange income increased $16 thousand, or 2%. Earnings on bank owned life insurance policies increased $7 thousand for the period. Fees from trust and brokerage services declined $7 thousand for the period.

Noninterest expenses for the six months ended June 30, 2023, increased $526 thousand, or 5%, compared to the same period in 2022. Salaries and employee benefits increased $116 thousand, or 2%, a result of increased salaries and medical benefits. Marketing and public relations expense increased $38 thousand, or 17%, with marketing, brand recognition initiatives, and community support in the company’s market slowly increasing in volume due to increasing opportunities presenting after previous cancellations due to COVID-19. Occupancy and equipment expenses increased $3 thousand over the same period in 2022 with an increase in maintenance and insurance expense. Professional and director fees increased $101 thousand for the six months ended June 30, 2023, as compared to the same period in 2022 with increased accounting and professional fees related to the audit function and CECL.

Federal income tax expense increased $453 thousand, or 32%, for the six months ended June 30, 2023, as compared to the same period in 2022. The provision for income taxes was $1.9 million (effective rate of 19.8%) for the six months ended June 30, 2023, compared to $1.4 million (effective rate of 19.3%) for the same period ended 2022.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 8.3% at June 30, 2023 compared with 7.9% at December 31, 2022.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. As of June 30, 2023, the Company and the Bank met all capital adequacy requirements to which they were subject.

	Capital Ratios
	June 30, 2023	December 31, 2022
Total Capital To Risk Weighted Assets Ratio
Consolidated	15.9%	16.0%
Bank	15.8	15.9

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	15.0	15.1
Bank	14.9	14.9

Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	15.0	15.1
Bank	14.9	14.9

Tier 1 Leverage Ratio
Consolidated	9.4	8.8
Bank	9.3	8.7

LIQUIDITY

(Dollars in thousands)	June 30, 2023	December 31, 2022	Change
Cash and cash equivalents	$60,226	$86,420	$(26,194)
Available from FHLB	131,044	122,062	8,982
Unpledged AFS securities at fair market value	118,275	134,401	(16,126)
	$309,545	$342,883	$(33,338)
Net deposits and short-term liabilities	$1,023,729	$1,041,016	$(17,287)
Liquidity ratio	30.2%	32.9%	(2.7)
Minimum board approved liquidity ratio	20.0%	20.0%
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

The weighted average number of common shares outstanding for earnings per share computations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Net income	$3,644	$3,209	$7,578	$5,910
Weighted average common shares outstanding	2,680,526	2,718,024	2,686,382	2,718,024
Earnings per share, basic and diluted	1.36	1.18	2.82	2.17

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

By June 2023, Ohio's unemployment rate declined to 3.4%. The bank based in Holmes County is reporting an unemployment rate of 3.0% in June 2023. Of the counties within the bank's footprint, Tuscarawas County reported the highest unemployment rate at 4.1% in June. Wayne County posted a low unemployment rate of 2.9% in June 2023. Many jobs within the Bank's market footprint continue to go unfilled. The rate of inflation, slowed to 3.1% at June 2023, following a high base rate in 2022. The rate continues to be above the Federal Reserve target rate of 2%, but has fallen from 8.5% in March 2022. The Federal Reserve continues to raise interest rates in an effort to stabilize prices with maximum employment. Credit quality in the Bank's loan portfolio is good, however risks to the economy remain with higher prices for goods and labor.

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

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -400 through +400 basis point changes, in 100 basis point increments, in market interest rates at June 30, 2023 and December 31, 2022. The net interest income reflected is for the first twelve-month period of the modeled twenty-four-month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

June 30, 2023
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$37,003	$124	0.3%	± 25%
+300	37,020	141	0.4	± 15
+200	36,977	98	0.3	± 10
+100	36,921	42	0.1	± 5
0	36,879	—	—
-100	36,764	(115)	(0.3)	± 5
-200	36,407	(472)	(1.3)	± 10
-300	36,024	(855)	(2.3)	± 15
-400	35,514	(1,365)	(3.7)	± 25

December 31, 2022
+ 400	$38,810	$1,090	2.9%	± 25%
+ 300	38,581	861	2.3	± 15
+ 200	38,302	582	1.5	± 10
+ 100	38,003	283	0.8	± 5
0	37,720	—	—
– 100	37,368	(352)	(0.9)	± 5
– 200	36,869	(851)	(2.3)	± 10
– 300	35,973	(1,747)	(4.6)	± 15
– 400	35,519	(2,201)	(5.8)	± 25

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

Quarter ended June 30, 2023

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A - RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)
Not applicable
(b)
Not applicable
(c)
The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2023:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share		Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
April 1, 2023 - April 30, 2023	—	—		—	75,393
May 1, 2023 - May 31, 2023	—	—		—	75,393
June 1, 2023 - June 30, 2023	300	36.65		300	75,093
Total for quarter	300	36.65	—	300	75,093

On March 2, 2021, CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 5% of the Company’s common shares or 137,117 of the Company’s outstanding shares. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. {10b5-1}

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June 30, 2023

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	August 10, 2023	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	August 10, 2023	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer