Form 10-Q
period 2023-09-30
CSB Bancorp, Inc.
filed 2023-11-13
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 1, 2023, the registrant had 2,671,313 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2023

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share data)	2023	2022
ASSETS
Cash and cash equivalents
Cash and due from banks	$20,409	$19,911
Interest-earning deposits with banks	29,000	66,509
Total cash and cash equivalents	49,409	86,420
Securities
Available-for-sale, at fair value	145,330	150,069
Held-to-maturity (fair value 2023-$187,695; 2022-$211,954)	230,505	247,401
Equity securities	246	244
Restricted stock, at cost	1,561	3,430
Total securities	377,642	401,144
Loans held for sale	—	52
Loans	680,949	627,171
Less allowance for credit losses	6,691	6,838
Net loans	674,258	620,333
Premises and equipment, net	13,105	13,414
Bank-owned life insurance	25,229	24,709
Goodwill	4,728	4,728
Accrued interest receivable and other assets	12,227	8,308
TOTAL ASSETS	$1,156,598	$1,159,108

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$300,018	$350,283
Interest-bearing	718,057	673,134
Total deposits	1,018,075	1,023,417
Short-term borrowings	30,734	32,550
Other borrowings	1,808	2,461
Allowance for credit losses on off-balance sheet commitments	492	141
Accrued interest payable and other liabilities	4,079	4,619
TOTAL LIABILITIES	1,055,188	1,063,188
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,671,313 shares in 2023 and 2,707,576 in 2022	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	94,614	86,502
Treasury stock at cost: 309,289 shares in 2023 and 273,026 shares in 2022	(7,481)	(6,107)
Accumulated other comprehensive loss	(14,167)	(12,919)
TOTAL SHAREHOLDERS' EQUITY	101,410	95,920
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,156,598	$1,159,108

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Loans, including fees	$9,175	$6,680	$25,855	$18,489
Taxable securities	1,910	1,780	5,867	4,721
Nontaxable securities	102	110	305	328
Other	531	586	1,520	863
Total interest and dividend income	11,718	9,156	33,547	24,401
INTEREST EXPENSE
Deposits	2,772	559	6,484	1,252
Short-term borrowings	100	25	236	51
Other borrowings	9	12	31	43
Total interest expense	2,881	596	6,751	1,346
NET INTEREST INCOME	8,837	8,560	26,796	23,055
CREDIT LOSS EXPENSE
Provision (recovery) for credit loss expense - loans	13	(250)	287	(895)
Provision (recovery) for credit loss expense - off-balance sheet commitments	164	—	(1)	—
Total provision (recovery) for credit loss expense	177	(250)	286	(895)
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	8,660	8,810	26,510	23,950
NONINTEREST INCOME
Service charges on deposit accounts	332	321	924	875
Trust services	259	216	769	733
Debit card interchange fees	525	530	1,579	1,568
Credit card fees	166	170	535	516
Gain on sale of loans, net	47	49	106	314
Earnings on bank owned life insurance	179	170	520	504
Unrealized gain (loss) on equity securities, net	(11)	(2)	2	2
Other income	208	221	631	587
Total noninterest income	1,705	1,675	5,066	5,099
NONINTEREST EXPENSES
Salaries and employee benefits	3,429	3,199	10,112	9,766
Occupancy expense	290	272	856	820
Equipment expense	199	193	595	604
Professional and director fees	366	555	1,073	1,161
Financial institutions tax	192	195	576	584
Marketing and public relations	124	141	383	362
Software expense	408	397	1,228	1,056
Debit card expense	179	201	494	550
FDIC insurance expense	131	93	380	251
Other expenses	716	699	2,105	2,033
Total noninterest expenses	6,034	5,945	17,802	17,187
Income before income taxes	4,331	4,540	13,774	11,862
FEDERAL INCOME TAX PROVISION	850	890	2,715	2,302
NET INCOME	$3,481	$3,650	$11,059	$9,560
Basic and diluted net earnings per share	$1.30	$1.35	$4.12	$3.52

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income	$3,481	$3,650	$11,059	$9,560
Other comprehensive loss
Unrealized losses arising during the period	(1,127)	(5,189)	(1,722)	(15,334)
Amortization of discount on securities transferred to held-to-maturity	50	64	143	237
Income tax effect	226	1,076	331	3,170
Other comprehensive loss	(851)	(4,049)	(1,248)	(11,927)
Total comprehensive income (loss)	$2,630	$(399)	$9,811	$(2,367)

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Three Months Ended September 30, 2023
Balance, beginning of period	$18,629	$9,815	$92,149	$(7,137)	$(13,316)	$100,140
Net income	—	—	3,481	—	—	3,481
Other comprehensive loss	—	—	—	—	(851)	(851)
Purchase of 9,012 treasury shares	—	—	—	(344)	—	(344)
Cash dividends declared, $0.38 per share	—	—	(1,016)	—	—	(1,016)
Balance, September 30, 2023	$18,629	$9,815	$94,614	$(7,481)	$(14,167)	$101,410
Nine Months Ended September 30, 2023
Balance, beginning of period	$18,629	$9,815	$86,502	$(6,107)	$(12,919)	$95,920
Net income	—	—	11,059	—	—	11,059
Cumulative effect of adoption of ASU 2016-13	—	—	52	—	—	52
Other comprehensive loss	—	—	—	—	(1,248)	(1,248)
Purchase of 36,263 treasury shares	—	—	—	(1,374)	—	(1,374)
Cash dividends declared, $1.12 per share	—	—	(2,999)	—	—	(2,999)
Balance, September 30, 2023	$18,629	$9,815	$94,614	$(7,481)	$(14,167)	$101,410
Three Months Ended September 30, 2022
Balance, beginning of period	$18,629	$9,815	$80,940	$(5,719)	$(10,003)	$93,662
Net income	—	—	3,650	—	—	3,650
Other comprehensive loss	—	—	—	—	(4,049)	(4,049)
Purchase of 10,448 treasury shares	—	—	—	(388)	—	(388)
Cash dividends declared, $0.33 per share	—	—	(894)	—	—	(894)
Balance, September 30, 2022	$18,629	$9,815	$83,696	$(6,107)	$(14,052)	$91,981
Nine Months Ended September 30, 2022
Balance, beginning of period	$18,629	$9,815	$76,715	$(5,719)	$(2,125)	$97,315
Net income	—	—	9,560	—	—	9,560
Other comprehensive loss	—	—	—	—	(11,927)	(11,927)
Purchase of 10,448 treasury shares	—	—	—	(388)	—	(388)
Cash dividends declared, $0.95 per share	—	—	(2,579)	—	—	(2,579)
Balance, September 30, 2022	$18,629	$9,815	$83,696	$(6,107)	$(14,052)	$91,981

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
NET CASH FROM OPERATING ACTIVITIES	$8,079	$8,894
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	7,088	11,293
Proceeds from repayments, held-to-maturity	16,798	16,901
Purchases, available-for-sale	(4,458)	(38,868)
Purchases, held-to-maturity	—	(94,542)
Purchases, equity securities	—	(131)
Redemption of FHLB stock	1,869	1,183
Loan originations, net	(53,895)	(61,004)
Property, equipment, and software acquisitions	(308)	(217)
Net cash used in investing activities	(32,906)	(165,385)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(5,342)	26,527
Net decrease in short-term borrowings	(1,816)	(2,331)
Repayment of other borrowings	(653)	(879)
Cash dividends paid	(2,999)	(2,579)
Purchase of treasury shares	(1,374)	(388)
Net cash (used in) provided by financing activities	(12,184)	20,350
NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,011)	(136,141)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	86,420	243,657
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,409	$107,516
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$6,584	$1,351
Income taxes	3,365	1,760

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2023, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2022, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements. The results of operations for the periods ended September 30, 2023 are not necessarily indicative of the operating results for the full year or any future interim period.

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

The Bank adopted the provisions of ASC 326 related to presenting other-than-temporary impairment on available-for- sale debt securities on January 1, 2023 using the prospective transition approach, though no such charges had been recorded on the securities held by the Bank as of the date of adoption.

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

These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13. This guidance has been adopted as of January 1, 2023, however, there have been no reportable loan modifications during the nine months ended September 30, 2023.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consist of the following on September 30, 2023 and December 31, 2022:

(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2023
Available-for-sale
U.S. Treasury securities	$23,133	$—	$(675)	$22,458
U.S. Government agencies	13,999	—	(1,151)	12,848
Mortgage-backed securities of government agencies	74,457	2	(10,008)	64,451
Asset-backed securities of government agencies	569	—	(17)	552
State and political subdivisions	20,372	—	(1,573)	18,799
Corporate bonds	29,158	—	(2,936)	26,222
Total available-for-sale	161,688	2	(16,360)	145,330
Held-to-maturity
U.S. Treasury securities	$10,292	$—	$(1,083)	$9,209
Mortgage-backed securities of government agencies	217,656	—	(41,334)	176,322
State and political subdivisions	2,557	—	(393)	2,164
Total held-to-maturity	230,505	—	(42,810)	187,695
Equity securities	185	61	—	246
Restricted stock	1,561	—	—	1,561
Total securities	$393,939	$63	$(59,170)	$334,832
December 31, 2022
Available-for-sale
U.S. Treasury securities	$23,194	$—	$(969)	$22,225
U.S. Government agencies	13,999	—	(1,369)	12,630
Mortgage-backed securities of government agencies	77,677	72	(8,859)	68,890
Asset-backed securities of government agencies	633	—	(15)	618
State and political subdivisions	20,462	—	(985)	19,477
Corporate bonds	28,740	—	(2,511)	26,229
Total available-for-sale	164,705	72	(14,708)	150,069
Held-to-maturity
U.S Treasury securities	$12,753	$—	$(1,136)	$11,617
Mortgage-backed securities of government agencies	232,068	—	(34,051)	198,017
State and political subdivisions	2,580	1	(261)	2,320
Total held-to-maturity	247,401	1	(35,448)	211,954
Equity securities	185	59	—	244
Restricted stock	3,430	—	—	3,430
Total securities	$415,721	$132	$(50,156)	$365,697

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The amortized cost and fair value of debt securities on September 30, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$15,006	$14,780
Due after one through five years	55,512	51,631
Due after five through ten years	24,135	21,304
Due after ten years	67,035	57,615
Total debt securities available-for-sale	$161,688	$145,330
Held-to-maturity
Due in one year or less	$—	$—
Due after one through five years	7,434	6,876
Due after five through ten years	5,138	4,295
Due after ten years	217,933	176,524
Total debt securities held-to-maturity	$230,505	$187,695

Securities with a fair value of approximately $129.1 million and $110.1 million were pledged on September 30, 2023 and December 31, 2022, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $1.0 million and $2.9 million on September 30, 2023 and December 31, 2022. The FHLB has redeemed approximately $1.9 million in stock at $100 par value per share during the nine month period ended September 30, 2023. Federal Reserve Bank stock was $471 thousand on September 30, 2023 and December 31, 2022.

There were no proceeds from sales of securities for the three and nine-month periods ended September 30, 2023, and 2022. All gains and losses recognized on equity securities during the three and nine-month periods were unrealized.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, on September 30, 2023 and December 31, 2022:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2023
Available-for-sale
U.S. Treasury securities	$—	$—	$(675)	$22,458	$(675)	$22,458
U.S. Government agencies	—	—	(1,151)	12,848	(1,151)	12,848
Mortgage-backed securities of government agencies	(235)	12,748	(9,773)	51,513	(10,008)	64,261
Asset-backed securities of government agencies	—	—	(17)	552	(17)	552
State and political subdivisions	(79)	1,952	(1,494)	16,622	(1,573)	18,574
Corporate bonds	(1)	492	(2,935)	25,730	(2,936)	26,222
Held-to-maturity
U.S. Treasury securities	—	—	(1,083)	9,209	(1,083)	9,209
Mortgage-backed securities of government agencies	(356)	8,080	(40,978)	168,233	(41,334)	176,313
State and political subdivisions	(21)	393	(372)	1,771	(393)	2,164
Total securities with unrealized losses	$(692)	$23,665	$(58,478)	$308,936	$(59,170)	$332,601
December 31, 2022
Available-for-sale
U.S. Treasury securities	$(798)	$17,405	$(171)	$4,820	$(969)	$22,225
U.S. Government agencies	—	—	(1,369)	12,630	(1,369)	12,630
Mortgage-backed securities of government agencies	(1,046)	16,188	(7,813)	44,519	(8,859)	60,707
Asset-backed securities of government agencies	—	—	(15)	618	(15)	618
State and political subdivisions	(189)	9,079	(796)	9,848	(985)	18,927
Corporate bonds	(1,165)	13,502	(1,346)	12,727	(2,511)	26,229
Held-to-maturity
U.S. Treasury securities	—	—	(1,136)	11,617	(1,136)	11,617
Mortgage-backed securities of government agencies	(9,733)	79,325	(24,318)	118,692	(34,051)	198,017
State and political subdivisions	—	—	(261)	1,903	(261)	1,903
Total securities with unrealized losses	$(12,931)	$135,499	$(37,225)	$217,374	$(50,156)	$352,873

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

There were 203 securities in an unrealized loss position on September 30, 2023, 183 of which were in a continuous loss position for twelve (12) months or more. Each quarter the Company conducts a comprehensive security-level impairment assessment on the securities portfolio. Management believes the Company will fully recover the cost of these securities. Unrealized losses on the Company’s fixed-rate debt securities are a result of interest rate increases. U.S. Treasury securities and investments in securities of U.S. government sponsored agency bonds comprise $100 million of total AFS securities. The remaining $45 million of non-agency debt securities is made up of Corporate Bonds and debt securities to State and Political Subdivisions. For non-agency debt securities, the Company verified the current credit ratings remain above investment grade. Non-rated debt securities total $5 million. Annually, management reviews the credit profile of each non-rated issue and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and, therefore, no allowance for credit losses has been recorded. Management believes the value will recover as the securities approach maturity or market interest rates change.

The Bank monitors the credit quality of held-to-maturity debt securities primarily through utilizing their credit rating. The Bank monitors the credit rating on a quarterly basis. There are no nonperforming held-to-maturity securities. As of September 30, 2023, no ACL was required for any held-to-maturity security. The majority of the securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Bank. The following table summarizes the amortized cost of held-to maturity debt securities at September 30, 2023, aggregated by credit quality indicator:

(Dollars in thousands)	U.S. Treasury securities	Mortgage- backed securities of government agencies	State and political subdivisions
September 30, 2023
Credit rating:
AAA / AA / A	$10,292	$217,656	$2,557
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$10,292	$217,656	$2,557

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

The composition of net loans receivable as of September 30, 2023 and December 31, 2022:

(Dollars in thousands)	September 30, 2023
Commercial and industrial	$143,227
Commercial real estate	188,910
Commercial lessors of buildings	78,520
Construction	44,446
Consumer mortgage	167,419
Home equity line of credit	41,093
Consumer installment	11,197
Consumer indirect	6,168
Total loans	680,980
Allowance for credit losses	(6,691)
Deferred loan fees, net	(31)
Net Loans	$674,258

(Dollars in thousands)	December 31, 2022
Commercial and industrial	$129,343
Commercial real estate	231,785
Residential real estate	194,125
Construction & land development	55,318
Consumer	16,387
Total loans	626,958
Allowance for loan losses	(6,838)
Deferred loan costs, net	213
Total Loans *	$620,333

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

Loans serviced for others approximated $132.2 and $137.5 million on September 30, 2023 and December 31, 2022, respectively.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Concentrations of Credit

Nearly all the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans. Credit concentrations, including commitments, as determined using North American Industry Classification Codes (NAICS), to the two largest industries compared to total loans on September 30, 2023, included $62.9 million, or 9%, of total loans to lessors of non-residential buildings, and $39.6 million, or 6%, of total loans to manufacturers of animal food. These loans are generally secured by real property and equipment, with repayment expected from operational cash flow. Credit evaluation is based on a review of cash flow coverage of principal, interest payments, and the adequacy of the collateral received.

Allowance for Credit Losses

The following table details activity in the allowance for credit losses ("ACL") by portfolio segment for the three and nine months ended September 30, 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three months ended in September 2023, the decrease in the provision for commercial and industrial loans primarily relates to the recovery of prior loan charge-offs, as well as the decrease in substandard loan balances in this loan category. The remaining provision changes for the quarter are primarily a result of changes in loan volume in each loan category.

For the nine month period in 2023, the decrease in provision for commercial real estate loans is due to the payoff of one larger loan relationship with a specific allocation. The increase in the provision for commercial lessors of buildings relates to the increase in loans graded special mention in this category. All other changes during the nine month period are related to loan volume changes.

(Dollars in thousands)	Beginning Balance	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provisions (Recovery)	Ending Balance
Three Months Ended September 30, 2023
Commercial and industrial	$2,119	$—	$—	$147	$(303)	$1,963
Commercial real estate	1,882	—	—	8	239	2,129
Commercial lessors of buildings	1,237	—	—	—	(11)	1,226
Construction	283	—	—	—	(28)	255
Consumer mortgage	714	—	—	—	61	775
Home equity line of credit	178	—	—	—	9	187
Consumer installment	52	—	(8)	—	13	57
Consumer indirect	94	—	(35)	7	33	99
Unallocated	—	—	—	—	—	—
	$6,559	$—	$(43)	$162	$13	$6,691

Nine Months Ended September 30, 2023
Commercial and industrial	$1,110	$658	$—	$166	$29	$1,963
Commercial real estate	2,760	(541)	—	9	(99)	2,129
Commercial lessors of buildings	—	974	—	—	252	1,226
Construction	803	(515)	—	—	(33)	255
Consumer mortgage	1,268	(580)	—	1	86	775
Home equity line of credit	—	201	—	—	(14)	187
Consumer installment	233	(183)	(31)	12	26	57
Consumer indirect	—	91	(66)	34	40	99
Unallocated	664	(664)	—	—	—	—
	$6,838	$(559)	$(97)	$222	$287	$6,691

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2022.

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

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans
September 30, 2023
Commercial and industrial	$143,026	$184	$17	$—	$201	$143,227
Commercial real estate	188,576	334	—	—	334	188,910
Commercial lessors of buildings	78,520	—	—	—	—	78,520
Construction	44,446	—	—	—	—	44,446
Consumer mortgage	166,980	394	45	—	439	167,419
Home equity line of credit	40,874	219	—	—	219	41,093
Consumer installment	11,044	121	20	12	153	11,197
Consumer indirect	6,168	—	—	—	—	6,168
Total Loans	$679,634	$1,252	$82	$12	$1,346	$680,980

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of September 30, 2023:

(Dollars in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
September 30, 2023
Commercial and industrial	$17	$—	$17	$—	$17
Commercial real estate	79	—	79	—	79
Commercial lessors of buildings	—	—	—	—	—
Construction	—	—	—	—	—
Consumer mortgage	110	—	110	—	110
Home equity line of credit	—	—	—	—	—
Consumer installment	16	—	16	12	28
Consumer indirect	26	—	26	—	26
Total Loans	$248	$—	$248	$12	$260

Interest income recognized on nonaccrual loans for the nine months ended September 30, 2023 was $1 thousand on commercial real estate loans and $22 thousand on consumer mortgage loans. Several of the consumer mortgage loans are at an amortized cost basis of $0 and all payments are being recognized as interest income.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Based on the most recent analysis performed, the following tables present the recorded investment in non-homogeneous loans by internal risk rating system as of September 30, 2023 and December 31, 2022:

	Term Loans Amortized Costs Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
September 30, 2023
Commercial and industrial:
Pass	$21,665	$27,127	$13,867	$5,840	$4,057	$8,540	$45,546	$—	$126,642
Special mention	16	19	651	178	90	352	7,248	—	8,554
Substandard	294	570	483	901	60	1,230	4,493	—	8,031
Doubtful	—	—	—	—	—	—	—	—	—
Total	$21,975	$27,716	$15,001	$6,919	$4,207	$10,122	$57,287	$—	$143,227
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$20,649	$36,877	$57,330	$14,776	$19,773	$24,035	$695	$—	$174,135
Special Mention	213	465	652	398	—	2,688	—	—	4,416
Substandard	—	—	902	—	471	8,986	—	—	10,359
Doubtful	—	—	—	—	—	—	—	—	—
Total	$20,862	$37,342	$58,884	$15,174	$20,244	$35,709	$695	$—	$188,910
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial lessors of buildings:
Pass	$13,317	$22,938	$15,821	$6,516	$3,594	$9,202	$381	$—	$71,769
Special Mention	—	446	1,513	—	3,627	—	—	—	5,586
Substandard	—	—	—	999	—	166	—	—	1,165
Doubtful	—	—	—	—	—	—	—	—	—
Total	$13,317	$23,384	$17,334	$7,515	$7,221	$9,368	$381	$—	$78,520
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction:
Pass	$16,348	$19,495	$599	$275	$288	$269	$—	$—	$37,274
Special Mention	—	289	6	635	—	—	—	—	930
Substandard	—	—	—	33	80	—	—	—	113
Doubtful	—	—	—	—	—	—	—	—	—
Total	$16,348	$19,784	$605	$943	$368	$269	$—	$—	$38,317
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total
Pass	$71,979	$106,437	$87,617	$27,407	$27,712	$42,046	$46,622	$—	$409,820
Special Mention	229	1,219	2,822	1,211	3,717	3,040	7,248	—	19,486
Substandard	294	570	1,385	1,933	611	10,382	4,493	—	19,668
Doubtful	—	—	—	—	—	—	—	—	—
Total	$72,502	$108,226	$91,824	$30,551	$32,040	$55,468	$58,363	$—	$448,974

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
December 31, 2022
Commercial and industrial	$119,353	$282	$7,927	$—	$1,781	$129,343
Commercial real estate	220,414	485	8,352	—	2,534	231,785
Construction & land development	40,640	6,655	—	—	8,023	55,318
Total	$380,407	$7,422	$16,279	$—	$12,338	$416,446

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)
The Company monitors the credit risk profile by payment activity for the loan classes listed below. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. The following table presents the amortized cost in residential consumer loans based on payment activity:

	Term Loans Amortized Costs Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
September 30, 2023
Consumer mortgage:
Performing	$19,430	$35,098	$38,086	$33,815	$9,080	$31,800	$—	$—	$167,309
Nonperforming	—	—	—	—	—	110	—	—	110
Total	$19,430	$35,098	$38,086	$33,815	$9,080	$31,910	$—	$—	$167,419
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction
Performing	$3,422	$1,736	$270	$576	$83	$42	$—	$—	$6,129
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$3,422	$1,736	$270	$576	$83	$42	$—	$—	$6,129
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$41,046	$47	$41,093
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$41,046	$47	$41,093
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$5,410	$3,476	$1,187	$603	$211	$208	$74	$—	$11,169
Nonperforming	—	1	17	—	10	—	—	—	28
Total	$5,410	$3,477	$1,204	$603	$221	$208	$74	$—	$11,197
YTD gross charge-offs	$1	$11	$10	$3	$2	$4	$—	$—	$31
Consumer indirect:
Performing	$760	$1,219	$636	$589	$643	$2,295	$—	$—	$6,142
Nonperforming	—	—	—	—	21	5	—	—	26
Total	$760	$1,219	$636	$589	$664	$2,300	$—	$—	$6,168
YTD gross charge-offs	$—	$—	$—	$—	$—	$66	$—	$—	$66
Total
Performing	$29,022	$41,529	$40,179	$35,583	$10,017	$34,345	$41,120	$47	$231,842
Nonperforming	—	1	17	—	31	115	—	—	164
Total	$29,022	$41,530	$40,196	$35,583	$10,048	$34,460	$41,120	$47	$232,006

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

There were no modifications of loans to borrowers in financial distress completed during the nine months ended September 30, 2023.

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

1Includes principal, accrued interest, unearned fees, and origination costs

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2022
Average recorded investment:
Commercial and industrial	$255	$258
Commercial real estate	173	198
Residential real estate	715	781
Construction & land development	—	164
Consumer	131	132
Average recorded investment in impaired loans	$1,274	$1,533
Interest income recognized:
Commercial and industrial	$—	$2
Commercial real estate	2	6
Residential real estate	7	23
Construction & land development	—	—
Consumer	2	6
Interest income recognized on a cash basis on impaired loans	$11	$37

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	September 30,	December 31,
(Dollars in thousands)	2023	2022
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$30,911	$32,755
Repurchase agreements	30,734	32,550

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of September 30, 2023 and December 31, 2022 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes and are not included in the table below.

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2023
Assets:
Securities available-for-sale
U.S. Treasury securities	$22,458	$—	$—	$22,458
U.S. Government agencies	—	12,848	—	12,848
Mortgage-backed securities of government agencies	—	64,451	—	64,451
Asset-backed securities of government agencies	—	552	—	552
State and political subdivisions	—	18,799	—	18,799
Corporate bonds	—	26,222	—	26,222
Total available-for-sale securities	$22,458	$122,872	$—	$145,330
Equity securities	$211	$—	$—	$211

December 31, 2022
Assets:
Securities available-for-sale
U.S. Treasury securities	$22,225	$—	$—	$22,225
U.S. Government agencies	—	12,630	—	12,630
Mortgage-backed securities of government agencies	—	68,890	—	68,890
Asset-backed securities of government agencies	—	618	—	618
State and political subdivisions	—	19,477	—	19,477
Corporate bonds	—	26,229	—	26,229
Total available-for-sale securities	$22,225	$127,844	$—	$150,069
Equity securities	$198	$—	$—	$198

There were no assets measured on a nonrecurring basis on September 30, 2023, and December 31, 2022.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments carried at amortized cost as of September 30, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
September 30, 2023
Financial assets
Securities held-to-maturity	$230,505	$9,209	$178,486	$—	$187,695
Loans held for sale	—	—	—	—	—
Net loans	674,258	—	—	640,671	640,671
Mortgage servicing rights	601	—	—	601	601
Financial liabilities
Deposits	$1,018,075	$840,637	$—	$179,008	$1,019,645
Other borrowings	1,808	—	—	1,687	1,687

December 31, 2022
Financial assets
Securities held-to-maturity	$247,401	$11,617	$200,337	$—	$211,954
Loans held for sale	52	55	—	—	55
Net loans	620,333	—	—	600,720	600,720
Mortgage servicing rights	621	—	—	621	621
Financial liabilities
Deposits	$1,023,417	$905,335	$—	$114,478	$1,019,813
Other borrowings	2,461	—	—	2,321	2,321

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a Level I fair value that approximates their carrying value. The Company also has unrecognized financial instruments on September 30, 2023 and December 31, 2022. These financial instruments relate to commitments to extend credit and letters of credit. The aggregate contract amount of such financial instruments was approximately $301 million on September 30, 2023 and $268 million on December 31, 2022. Such amounts are also considered to be the fair values.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three and nine months ended September 30, 2023 and 2022:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three Months Ended September 30, 2023
Balance, beginning of period	$(16,856)	$3,540	$(13,316)
Unrealized holding loss on available-for-sale securities arising during the period	(1,127)	237	(890)
Amortization of held-to-maturity discount resulting from transfer	50	(11)	40
Total other comprehensive loss	(1,077)	226	(851)
Balance, end of period	$(17,933)	$3,766	$(14,167)

Nine Months Ended September 30, 2023
Balance, beginning of period	$(16,354)	$3,435	$(12,919)
Unrealized holding loss on available-for-sale securities arising during the period	(1,722)	361	(1,361)
Amortization of held-to-maturity discount resulting from transfer	143	(30)	113
Total other comprehensive loss	(1,579)	331	(1,248)
Balance, end of period	$(17,933)	$3,766	$(14,167)

Three Months ended September 30, 2022
Balance, beginning of period	$(12,663)	$2,660	$(10,003)
Unrealized holding loss on available-for-sale securities arising during the period	(5,189)	1,090	(4,099)
Amortization of held-to-maturity discount resulting from transfer	64	(14)	50
Total other comprehensive loss	(5,125)	1,076	(4,049)
Balance, end of period	$(17,788)	$3,736	$(14,052)

Nine Months Ended September 30, 2022
Balance, beginning of period	$(2,691)	$566	$(2,125)
Unrealized holding loss on available-for-sale securities arising during the period	(15,334)	3,220	(12,114)
Amortization of held-to-maturity discount resulting from transfer	237	(50)	187
Total other comprehensive loss	(15,097)	3,170	(11,927)
Balance, end of period	$(17,788)	$3,736	$(14,052)

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company on September 30, 2023 as compared to December 31, 2022, and the consolidated results of operations for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets decreased $2.5 million to $1.157 billion at September 30, 2023 compared to $1.159 billion December 31, 2022. During the nine months ended September 30, 2023, securities decreased $24 million, net loans increased $54 million, and cash and cash equivalents decreased $37 million. Deposits and short-term borrowings decreased $7 million.

Net loans increased $54 million, or 9%, as residential real estate loans increased $18 million, or 12%, from December 31, 2022. Commercial and commercial real estate loans increased $39 million, or 10% compared to December 31, 2022. Consumer refinance activity slowed significantly on mortgage loans, home purchase activity remained stable despite limited inventory, and home equity line balances decreased by $3 million. Residential mortgage loan originations for the nine months ended September 30, 2023 totaled $40 million, a decrease from $61 million in originations during the nine months ended September 30, 2022. As interest rates continued to rise in 2023, more variable rate residential mortgage loans were originated for the portfolio. Originations sold into the secondary market were $3 million and $8 million, respectively during the nine months ended September 30, 2023 and September 30, 2022. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

The allowance for credit losses decreased $317 thousand from the year ago quarter to $6.7 million. The Company adopted CECL on January 1, 2023. Net recoveries were $119 thousand, or an annualized (0.07)% of average loans, in the current nine-month period compared to net charge-offs of $10 thousand, or 0.01% of average loans in the year-ago nine-month period. At September 30, 2023, the allowance for credit losses to total loans was 0.98%. We believe the allowance level is appropriate given the low level of problem loans and composition of the overall loan portfolio in the current economic environment.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming loans increased $4 thousand to $260 thousand, or 0.04%, of total loans from $256 thousand, or 0.04% of total loans, on December 31, 2022. For the nine months ended September 30, 2023, $125 thousand in loans were placed on nonaccrual status, $99 thousand in paydowns were received, and $34 thousand in personal loans were charged-off due to non-payment.

	September 30,	December 31,	September 30,
(Dollars in thousands)	2023	2022	2022
Non-performing loans	$260	$256	$686
Other real estate	—	—	—
Repossessed assets	—	—	—
Allowance for credit/loan losses	6,691	6,838	7,008
Total loans	$680,949	$627,171	$609,971
Allowance for credit/loan losses as a percentage of total loans	0.98%	1.09%	1.15%
Allowance for credit/loan losses to total nonperforming loans	25.8X	26.7X	10.2X

The ratio of gross loans to deposits was 66.9% at September 30, 2023, compared to 61.3% at December 31, 2022.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $59.2 million within the available-for-sale and held-to-maturity portfolios as of September 30, 2023, was primarily the result of current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. As a result, all embedded security losses on September 30, 2023, are considered temporary and no allowance for credit loss is necessary.

The weighted average life of total debt securities was 5.22 years at September 30, 2023 as compared to 5.57 years at December 31, 2022. If interest rates declined 100 basis points, the weighted average life was estimated to fall to 5.17 years at September 30, 2023 and 5.10 years at December 31, 2022. If interest rates rose 100 basis points the weighted average life would be expected to increase to 5.22 years at September 30, 2023 and 6.01 years at December 31, 2022.

Deposits decreased $5 million, or less than 1%, from December 31, 2022 with noninterest-bearing deposits decreasing approximately $50 million, or 14%, and interest-bearing deposit accounts increasing approximately $45 million, or 7%. Total deposits as of September 30, 2023 are $1.02 billion, or 1%, below September 30, 2022 deposit balances. On a year over year comparison, decreases were recognized in noninterest-bearing demand deposits of $38 million, savings of $28 million and money market accounts of $18 million. Increases were recognized in interest bearing demand accounts of $11 million, and time deposits of $61 million. Deposits have declined somewhat as customers use excess liquid funds and move funds into time certificates of deposit to take advantage of the increased interest rates. The estimated amount of uninsured deposits was $267 million, $267 million, and $286 million as of September 30, 2023, December 31, 2022, and September 30, 2022, respectively.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $2 million, or 6%, to $31 million at September 30, 2023 as compared to December 31, 2022 and other borrowings decreased $653 thousand as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $101 million, or 8.8%, of total assets at September 30, 2023, an increase of $5 million, or 6%, from $96 million December 31, 2022. The increase in shareholders’ equity during the nine months ended September 30, 2023 was due to net income of $11.1 million, accumulated other comprehensive loss (“AOCL”) of $1.2 million, less cash dividends of $3.0 million, and treasury stock repurchase of $1.4 million. An increase of U.S. Treasury rates during the nine months ended September 30, 2023 caused the AOCL to increase as AFS securities are marked to fair market value. As interest rates increase, the fair value of AFS fixed-rate securities decrease with a corresponding net of tax increase recorded in the AOCL portion of equity. This remaining unrealized loss in securities is temporary and is adjusted monthly for additional interest rate fluctuations, principal paydowns, calls, and maturities. The Company and the Bank met all regulatory capital requirements at September 30, 2023 as shown in the Capital Resources section of this report.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 30, 2023 and 2022

For the quarters ended September 30, 2023 and 2022, the Company recorded net income of $3.5 million and $3.7 million and $1.30 and $1.35 per share, respectively. The $169 thousand decrease in net income for the period was primarily the result of the provision for credit losses of $177 thousand compared to the recovery for credit losses in the prior year period of $250 thousand. The increase of $277 thousand in net interest income and $30 thousand increase in noninterest income was offset by an increase in noninterest expenses of $89 thousand. The federal income tax provision decreased $40 thousand. Return on average assets and return on average equity were 1.19% and 13.63%, respectively, for the three-month period of 2023, compared to 1.25% and 15.24%, respectively for the same quarter in 2022.

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Interest-earning deposits	$38,669	$531	5.45%	$101,460	$586	2.29%
Taxable securities	360,868	1,910	2.10	373,290	1,780	1.89
Tax-exempt securities [4]	21,859	130	2.36	24,627	139	2.24
Loans [3,4]	675,283	9,181	5.39	594,820	6,687	4.46
Total interest-earning assets	1,096,679	11,752	4.25%	1,094,197	9,192	3.33%
Noninterest-earning assets	65,350			65,326
TOTAL ASSETS	$1,162,029			$1,159,523

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$256,223	$689	1.07%	$243,343	$151	0.25%
Savings deposits	292,706	662	0.90	323,033	183	0.22
Time deposits	169,766	1,420	3.32	115,899	225	0.77
Borrowed funds	35,618	110	1.23	37,479	37	0.39
Total interest-bearing liabilities	754,313	2,881	1.52%	719,754	596	0.33%
Noninterest-bearing demand deposits	301,440			340,576
Other liabilities	4,982			4,150
Shareholders' Equity	101,294			95,043
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,162,029			$1,159,523
Taxable equivalent net interest income, (Non-GAAP)		$8,871			$8,596
Tax equivalent adjustment [4]		(34)			(36)
Net interest income, (GAAP)		$8,837			$8,560
Net interest margin, (GAAP)			3.20%			3.10%
Tax equivalent adjustment [4]			0.01			0.02
Net interest margin-taxable equivalent, (Non-GAAP)			3.21%			3.12%
Taxable equivalent net interest spread			2.73%			3.00%

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the quarter ended September 30, 2023, was $11.7 million representing a $2.6 million increase, or 22%, compared to the same period in 2022. This increase was primarily due to increased volume and rates on loans and increased rates on interest-earning deposits, and taxable securities partially offset by the volume decrease in interest-earning deposits in the comparable period. Average interest-earning deposit rates increased 316 basis points while loan rates increased 93 basis points, and taxable securities interest rates rose 21 basis points for the quarter ended September 30, 2023 as compared to the same period in 2022. The Federal Reserve raised managed interest rates 6 times and 225 basis points during the 1 year period. Interest expense for the quarter ended September 30, 2023 was $2.9 million, an increase of $2.3 million, or 383%, from the same quarter in 2022. The increase in interest expense occurred primarily due to the increase in interest rates on all deposit types as well as an increase in volume of demand and time deposit accounts for the quarter ended September 30, 2023.

For the quarter ended September 30, 2023, with improving credit quality and minimal loan charge-offs, the bank recognized net recoveries of $119 thousand, compared to $10 thousand net charge-offs for the same quarter in 2022. The provision for credit losses for loans in the current quarter of $13 thousand, compared to a credit provision of $250 thousand in the third quarter 2022, reflects loan growth in 2023. The company recorded $164 thousand credit provision for off-balance credit exposure in 2023 compared to a $0 provision in the third quarter of 2022. This increase results from an increase primarily in commercial construction loans in 2023 compared to 2022. Economic indicators reflect a leveling off in residential real estate prices and low unemployment. The provision for credit losses is determined based on management’s calculation of the adequacy of the allowance for credit losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended September 30, 2023, was $1.7 million, an increase of $30 thousand, or 2%, compared to the same quarter in 2022. The gain on the sale of mortgage loans into the secondary market decreased by $2 thousand, or 4%, for the quarter ended September 30, 2023 as fewer loans were sold into the secondary market due to decreasing demand for mortgage refinancing as interest rates increased and inventories of homes available for sale declined. Fees from trust and brokerage services amounted to $259 thousand for the third quarter 2023, an increase of $43 thousand, or 20%, as compared to the same quarter in 2022. Service charges on deposit accounts increased $11 thousand, or 3%, compared to the same quarter in 2022, primarily from increased customer fees, partially offset by a decline in customer overdraft fees.. Debit card interchange income decreased $5 thousand, or less than 1%, with less fees generated from usage in the third quarter 2023. Credit card fee income decreased $4 thousand, or 2%. Earnings on bank owned life insurance increased $9 thousand, or 5%, for the third quarter 2023.

Noninterest expenses for the quarter ended September 30, 2023 increased $89 thousand, or 2%, compared to the third quarter 2022. Salaries and employee benefits increased $230 thousand, or 7%, a result increases in headcount and base salary compared to third quarter 2022. Occupancy and equipment expense increased $24 thousand, or 5%, in 2023 over the third quarter 2022, primarily due to increases in rooftop air conditioner repair. Software expense increased $11 thousand due to additional software purchases over third quarter 2022. Professional and director fees decreased $189 thousand, or 34%, for the quarter ended September 30, 2023 as compared to the third quarter 2022, primarily reflecting a consulting fee in 2022 to renegotiate the core data processing software contract. Marketing and public relations expense decreased $17 thousand, or 12%. Data line and phone expense increased $2 thousand, or 4%, as renegotiated contracts have stabilized. Debit card expense decreased $22 thousand or 11%. FDIC insurance expense increased $38 thousand, or 41%, with the increase in insurance rates. Federal income tax expense decreased $40 thousand, or 4%, for the quarter ended September 30, 2023 as compared to the third quarter 2022. The provision for income taxes was $850 thousand (effective rate of 18.2%) for the quarter ended September 30, 2023, compared to $890 thousand (effective rate of 19.6%) for the same quarter ended 2022.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine months ended September 30, 2023, and 2022

For the nine months ended September 30, 2023, and 2022, the Company recorded net income of $11.1 million and $9.6 million and $4.12 and $3.52 per share, respectively. The $1.5 million increase in net income for the nine-month period was primarily the result of an increase in net interest income of $3.7 million, which was partially offset by an increase in the total provision for credit losses of $1.2 million, an increase in noninterest expenses of $615 thousand, and a reduction in noninterest income of $33 thousand. The federal income tax provision was $413 thousand higher during the nine-month period in 2023. Return on average assets and return on average equity were 1.28% and 14.85%, respectively, for the nine months ended September 30, 2023, compared to 1.12% and 13.41%, respectively for the same period in 2022.

	For the Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Interest-earning deposits	$40,272	$1,520	5.05%	$119,373	$863	0.97%
Taxable securities	368,510	5,867	2.13	360,774	4,721	1.75
Tax-exempt securities [4]	22,045	387	2.35	24,705	416	2.25
Loans [3,4]	657,698	25,874	5.26	576,821	18,510	4.29
Total interest-earning assets	1,088,525	33,648	4.13%	1,081,673	24,510	3.03%
Noninterest-earning assets	65,024			63,217
TOTAL ASSETS	$1,153,549			$1,144,890

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$247,530	$1,810	0.98%	$239,679	$257	0.14%
Savings deposits	303,250	1,784	0.79	313,172	325	0.14
Time deposits	144,539	2,890	2.67	117,999	670	0.76
Borrowed funds	34,289	267	1.04	41,032	94	0.31
Total interest-bearing liabilities	729,608	6,751	1.24%	711,882	1,346	0.25%
Noninterest-bearing demand deposits	319,218			333,715
Other liabilities	5,185			3,956
Shareholders' Equity	99,538			95,337
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,153,549			$1,144,890
Taxable equivalent net interest income, (Non-GAAP)		$26,897			$23,164
Tax equivalent adjustment [4]		(101)			(109)
Net interest income, (GAAP)		$26,796			$23,055
Net interest margin, (GAAP)			3.29%			2.85%
Tax equivalent adjustment [4]			0.01			0.01
Net interest margin-taxable equivalent, (Non-GAAP)			3.30%			2.86%
Taxable equivalent net interest spread			2.89%			2.78%

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the nine months ended September 30, 2023, was $33.5 million representing a $9.1 million increase, or 37%, compared to the same period in 2022. This increase was primarily due to volume and yield increases on loans and taxable securities along with rate increases on interest-earning deposits in other banks for the period ended September 30, 2023, as compared to the same period in 2022. Interest expense for the nine months ended September 30, 2023, was $6.8 million, an increase of $5.4 million, or 402%, from the same period in 2022. The increase in interest expense occurred primarily due to an increase in rates on all interest-bearing liabilities for the nine months ended September 30, 2023, as well as a shift in balances into higher rate time deposits.

For the nine months ended September 30, 2023, the provision for credit losses was $287 thousand, compared to a credit reversal of $895 thousand for the same period in 2022. For more discussion see Results of Operations, three months. The provision for loan losses is determined based on management’s calculation of the adequacy of the allowance for credit losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the nine months ended September 30, 2023, was $5.1 million, a decrease of $33 thousand, or less than 1%, compared to the same period in 2022. The gain on the sale of mortgage loans to the secondary market decreased $208 thousand to $106 thousand for the nine months ended September 30, 2023, as increases in interest rates slowed mortgage loan refinancing. Service charges on deposit accounts increased $49 thousand, or 6%, compared to the same period in 2022 primarily from increases in business service charges on deposit accounts and customer nsf fees. Credit card fee income increased $19 thousand, or 4% with growth in business credit card customers and interchange income. Debit card interchange income increased $11 thousand, or less than 1%. Earnings on bank owned life insurance policies increased $16 thousand for the period. Fees from trust and brokerage services increased $36 thousand for the period.

Noninterest expenses for the nine months ended September 30, 2023, increased $615 thousand, or 4%, compared to the same period in 2022. Salaries and employee benefits increased $346 thousand, or 4%, a result of increased salaries and medical benefits. Software increased $172 thousand, or 16%, with investment in enhanced reporting software. FDIC assessment rose $129 thousand, or 51%, a result of increasing rates set by the FDIC in 2002 for 2023. Marketing and public relations expense increased $21 thousand, or 6%, with marketing, brand recognition initiatives, and community support in the company’s market slowly increasing in volume due to increasing opportunities presenting after previous cancellations due to COVID-19. Occupancy and equipment expenses increased $27 thousand over the same period in 2022 with an increase in maintenance expense. Professional and director fees decreased $88 thousand for the nine months ended September 30, 2023, as compared to the same period in 2022 as an IT consulting fee did not recur in 2023 which was partially offset with increases in audit function and CECL.

Federal income tax expense increased $413 thousand, or 18%, for the nine months ended September 30, 2023, as compared to the same period in 2022. The provision for income taxes was $2.7 million (effective rate of 19.7%) for the nine months ended September 30, 2023, compared to $2.3 million (effective rate of 19.4%) for the same period ended 2022.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 8.4% at September 30, 2023 compared with 7.9% at December 31, 2022.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023, the Company and the Bank met all capital adequacy requirements to which they were subject.

	Capital Ratios
	September 30, 2023	December 31, 2022
Total Capital To Risk Weighted Assets Ratio
Consolidated	16.1%	16.0%
Bank	16.0	15.9

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	15.1	15.1
Bank	15.1	14.9

Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	15.1	15.1
Bank	15.1	14.9

Tier 1 Leverage Ratio
Consolidated	9.5	8.8
Bank	9.4	8.7

LIQUIDITY

(Dollars in thousands)	September 30, 2023	December 31, 2022	Change
Cash and cash equivalents	$49,409	$86,420	$(37,011)
Available from FHLB	124,045	122,062	1,983
Unpledged AFS securities at fair market value	123,340	134,401	(11,061)
	$296,794	$342,883	$(46,089)
Net deposits and short-term liabilities	$1,027,414	$1,041,016	$(13,602)
Liquidity ratio	28.9%	32.9%	(4.0)
Minimum board approved liquidity ratio	20.0%	20.0%

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

The weighted average number of common shares outstanding for earnings per share computations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Net income	$3,481	$3,650	$11,059	$9,560
Weighted average common shares outstanding	2,675,967	2,712,686	2,682,872	2,716,225
Earnings per share, basic and diluted	1.30	1.35	4.12	3.52

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

By September 2023, Ohio's unemployment rate had stabilized at 3.4%. The bank based in Holmes County is reporting an unemployment rate of 2.5% in September 2023. Of the counties within the bank's footprint, Stark County reported the highest unemployment rate at 3.5% in September. Tuscarawas and Wayne Counties posted a lower unemployment rates of 3.2% and 2.7% in September 2023. Many jobs within the Bank's market footprint continue to go unfilled. The rate of inflation, increased to 3.7% on a year over year basis at September 2023, following a high base rate in 2022. The rate continues to be above the Federal Reserve target rate of 2%, but has fallen from 8.5% in March 2022. The Federal Reserve continues to raise interest rates in an effort to stabilize prices with maximum employment. Credit quality in the Bank's loan portfolio is good, however risks to the economy remain with higher prices for goods and labor.

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

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -400 through +400 basis point changes, in 100 basis point increments, in market interest rates at September 30, 2023 and December 31, 2022. The net interest income reflected is for the first twelve-month period of the modeled twenty-four-month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

September 30, 2023
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+400	$37,686	$537	1.4%	± 25%
+300	37,640	491	1.3	± 15
+200	37,495	346	0.9	± 10
+100	37,324	175	0.5	± 5
0	37,149	—	—
-100	36,701	(448)	(1.2)	± 5
-200	35,696	(1,453)	(3.9)	± 10
-300	34,841	(2,308)	(6.2)	± 15
-400	33,673	(3,476)	(9.4)	± 25

December 31, 2022
+ 400	$38,810	$1,090	2.9%	± 25%
+ 300	38,581	861	2.3	± 15
+ 200	38,302	582	1.5	± 10
+ 100	38,003	283	0.8	± 5
0	37,720	—	—
– 100	37,368	(352)	(0.9)	± 5
– 200	36,869	(851)	(2.3)	± 10
– 300	35,973	(1,747)	(4.6)	± 15
– 400	35,519	(2,201)	(5.8)	± 25

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

Quarter ended September 30, 2023

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A - RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)
Not applicable
(b)
Not applicable
(c)
The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2023:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share		Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
July 1, 2023 - July 31, 2023	—	—		—	75,093
August 1, 2023 - August 31, 2023	8,880	37.60		8,880	66,213
September 1, 2023 - September 30, 2023	132	36.26		132	66,081
Total for quarter	9,012	73.86	—	9,012	66,081
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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended September 30, 2023

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

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to the Registrant’s Form 10-SB).

3.2.1	Amended Article VIII of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a filed on March 25, 2009, Appendix A, film number 09703970).
3.2.2	Amended Article II of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form DEF 14a file on March 16, 2021, Appendix A, film number 21747059).
3.2.3	Amended Article III of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant's Form DEF 14a file on March 16, 2023, Appendix A, film number 23738842).

4.0	Description of Capital Stock (incorporated by reference to registrants Annual Report on Form 10-K filed on March 16, 2020, Exhibit 4.0, film number 20717009).

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification.

32.1	Section 1350 Chief Executive Officer’s Certification.

32.2	Section 1350 Chief Financial Officer’s Certification.

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	November 13, 2023	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	November 13, 2023	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer