Form 10-K
period 2023-12-31
CSB Bancorp, Inc.
filed 2024-03-15
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-21714

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock as of June 30, 2023 of $38.88 per share on the OTC Stock Market, was $94.4 million.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2024 was 2,664,967.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CSB Bancorp Inc.’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	74	Auditor Name:	S.R. Snodgrass, P.C.	Auditor Location:	Cranberry Township, PA

PART I

ITEM 1. BUSINESS.

General

CSB Bancorp, Inc. (“CSB”), is a registered financial holding company under the Bank Holding Company Act of 1956, as amended, and was incorporated under the laws of the State of Ohio in 1991. The Commercial and Savings Bank of Millersburg, Ohio (the “Bank”), an Ohio bank chartered in 1879, is a wholly owned subsidiary of CSB. The Bank is a member of the Federal Reserve System, and its deposits are insured up to the maximum amount provided by law by the Federal Deposit Insurance Corporation (“FDIC”). The primary regulators of the Bank are the Federal Reserve Board and the Ohio Division of Financial Institutions. CSB Investment Services, LLC, an Ohio limited liability company (“CSB Investment”), is a wholly owned subsidiary of CSB that is licensed to engage in the business of insurance in the State of Ohio. In this Annual Report on Form 10-K, CSB and its subsidiaries are sometimes collectively referred to as the “Company.”

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

The Bank provides residential real estate, commercial real estate, commercial, and consumer loans to customers located primarily in Holmes, Stark, Tuscarawas, Wayne, and portions of surrounding counties in Ohio. The Bank’s market area has historically exhibited relatively stable economic conditions. Economic activity increased slightly in the fourth quarter of 2023. Demand for goods and services improved as steady sales were recorded during the fourth quarter 2023. Supply chain challenges improved during the year, creating less constrained inventories, and cost increases appear to be leveling off. Consumer spending has increased slightly. Reported unemployment levels in December 2023 ranged from 2.1% to 3.3% in the four primary counties served by the Company. These levels decreased from the December 2022 unemployment range of 2.9% to 4.0%. Labor demand remained solid as competition for workers has put upward pressure on labor costs. The local housing market continues to be strong with extremely low inventory levels. Residential construction has softened again year over year with higher interest rates and building costs reducing demand, while nonresidential construction activity has improved since the prior year. Core deposit balances remain flat, and customers continue to move funds into higher yielding interest-bearing accounts. Commercial loan demand remained strong during 2023, residential mortgage demand was noticeably curtailed by effects of the interest rate environment, while other consumer loan demand was steady but began to soften during the fourth quarter.

Certain risks are involved in providing loans, including, but not limited to, the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan or renews an existing loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, the collateral being used to secure the transaction, if any, and other factors. For all commercial loan relationships greater than $500,000, the Bank’s internal credit department performs an annual risk rating review. In addition to this review, an independent, outside loan review firm is engaged to review a sample of watch list and adversely classified credits over $500,000 and a sample of commercial loan relationships greater than $1,000,000. The outside loan review also assesses management’s current credit grades and provides commentary with regard to assigned ratings, as well as assesses management’s specific loan loss reserves for loans included in their sample that are considered to be impaired. In addition, any loan over $100,000 identified as a problem credit by management and/or the external loan review consultants is assigned to the Bank’s “loan watch list,” has a written action plan created specifically for the loan relationship and is subject to ongoing review at least quarterly by the Bank’s credit department and the assigned loan officer to ensure appropriate action is taken if deterioration continues.

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

While CSB’s chief decision-makers monitor the revenue streams of the various financial products and services, operations are managed, and financial performance is evaluated, on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. For a discussion of the Company’s financial performance for the fiscal year ended December 31, 2023, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

Employees

On December 31, 2023, the Company had 185 employees, 161 of which were employed on a full-time basis. CSB has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Employees are provided benefit programs, some of which are contributory. Management considers its employee relations to be good.

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

Supervision and Regulation of CSB and the Bank

CSB and the Bank are subject to extensive regulation by federal and state regulatory agencies. The regulation of financial holding companies and their subsidiaries by bank regulatory agencies is intended primarily for the protection of consumers, depositors, borrowers, the deposit insurance fund of the FDIC (the “DIF”), and the banking system as a whole and not for the protection of shareholders.

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

Current Expected Credit Loss Model

In December 2019, the federal banking agencies issued a final rule to address regulatory treatment of credit loss allowances under the current expected credit loss ("CECL”) models. The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. Concurrent with the enactment of the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. On August 26, 2020, the federal banking agencies issued a final rule that made certain technical changes to the interim final rule, including expanding the pool of eligible institutions. The Bank adopted the CECL model January 1, 2023, since it is a smaller reporting company.

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

The Basel III Capital Rules place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers in the event the Company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Pursuant to the FRB’s Small Bank Holding Company Policy statement (“SBHC Policy”), as amended in September 2018, a bank holding company with assets of less than $3 billion and meeting certain other requirements is not required to comply with the consolidated capital requirements until such company exceeds $3 billion in assets or is otherwise determined by the FRB not to qualify as a small bank holding company. On December 31, 2023, CSB was deemed to be a small bank holding company under the SBHC Policy and was not required to comply with the FRB’s regulatory capital requirements. The Bank, however, must comply with the new capital requirements.

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

As of December 31, 2023, the Bank met the ratio requirements in effect at that date to be deemed “well-capitalized.” See Note 12 – Regulatory Matters of the Notes to Consolidated Financial Statements, located in Item 8 Financial Statements and Supplementary Data of this 10-K.

Deposit Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF, and the Bank is assessed quarterly deposit insurance premiums to maintain the DIF. Insurance premiums for each insured institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information deemed by the FDIC to be relevant to the risk posed to the DIF by the institution. The assessment rate is then applied to the amount of the institution’s assessment base to determine the institution’s insurance premium. The deposit insurance assessment base is calculated on average assets less average tangible equity.

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the insured institution and may also impose special assessments in emergency situations. The premiums fund the DIF. Pursuant to the Dodd-Frank Act, the FDIC has established reserve ratios. On June 30, 2019, the reserve ratios were met and the FDIC applied credits for banks with assets of less than $10 billion ("small bank credits") beginning September 30, 2019 through the June 2020 premium payment. The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk. As of June 30, 2020, the FDIC’s designated reserve ratio (“DRR”) fell below the statutory minimum DRR of 1.35%, to 1.30%. As a result, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years (September 30, 2028). The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk. In the FDIC’s most recent semiannual update for the Amended Restoration Plan in November 2023, the FDIC noted that increased loss provisions associated with the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 that reduced the DIF balance, coupled with strong growth in insured deposits, resulted in the reserve ratio declining 15 basis points from 1.25% as of December 31, 2022 to 1.10% as of June 30, 2023. Despite the decline in the reserve ratio, the FDIC staff projected that the reserve ratio remains on track to reach the statutory minimum of 1.35% ahead of the deadline of September 30, 2028. As a result, the FDIC staff recommended no changes to the Amended Restoration Plan and all scheduled assessment rates were maintained.

On November 16, 2023, the FDIC adopted a final rule implementing a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the failures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported for the quarter ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC will collect the special assessment at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods, beginning with the first quarter of 2024. Because the Bank’s uninsured deposits were less than $5 billion for the quarter ended December 31, 2022, the Bank will not be subject to this special assessment.

As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, federally insured institutions. It also may prohibit any federally insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against insured institutions. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or written agreement entered into with the FDIC.

The management of the Bank does not know of any practice, condition, or violation that might lead to termination of deposit insurance.

Limits on Dividends and Other Payments

There are various legal limitations on the extent to which subsidiary banks may finance or otherwise supply funds to their parent holding company. Under applicable federal and state laws, a subsidiary bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent holding company. Subsidiary banks are also subject to collateral security requirements for any loan or extension of credit permitted by such exceptions.

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

Consumer Protection Laws and Regulations

Banks are subject to regular examination to ensure compliance with federal statutes and regulations applicable to their business, including consumer protection statutes and implementing regulations. The Dodd-Frank Act established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services. The CFPB has adopted numerous rules with respect to consumer protection laws, amending some existing regulations and adopting new ones, and has commenced enforcement actions against various parties. The following are just some of the consumer protection laws applicable to the Bank:

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

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas, including low- and moderate-income areas, consistent with safe and sound banking practice. Under this Act, each institution is required to adopt a statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance and assigned one of four ratings: outstanding, satisfactory, needs improvement, or substantial noncompliance. The rating assigned to a financial institution is considered in connection with various applications submitted by a financial institution or its holding company to its banking regulators, including applications to acquire another financial institution or to open a new branch office. In addition, all subsidiary banks of a financial holding company must maintain a satisfactory or outstanding rating in order for the financial holding company to avoid limitations on its activities. The Bank received a rating of “satisfactory" in its most recent CRA examination.

On October 24, 2023, the federal banking agencies, including the Federal Reserve Board, issued a final rule designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations, and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the changes to the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. CSB cannot predict the impact the changes to the CRA will have on its operations at this time.

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

The Anti-Money Laundering Act of 2020 (the “AMLA”), which amends the Bank Secrecy Act of 1970 (the “BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower initiatives and protections.

The Bank has established policies and procedures to be compliant with the requirements of the Patriot Act and the AMLA.

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

On July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents in a Current Report on Form 8-K and detailed information regarding their cybersecurity risk management, strategy, and governance on an annual basis in an Annual Report on Form 10-K. Companies are required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination. See Item 1C “Cybersecurity” in Part I of this Form 10-K. These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

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

Executive and Incentive Compensation

Following the adoption of additional listing requirements in 2023 to comply with the Dodd-Frank Act and rules adopted by the SEC in October 2022, public companies listed on the NYSE or Nasdaq are now required to adopt and implement “clawback” procedures policies for incentive compensation payments and to disclose the details of the procedures, which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement a three-year look-back window of the restatement and would cover all executives (including former executives) who received incentive awards. CSB adopted a clawback policy effective December 1, 2023, though it is not required to do so.

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

Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differential

The information set forth under the heading, “Average Balance Sheets and Net Interest Margin Analysis” located in the MD&A is incorporated by reference herein.

The information set forth under the heading, “Rate/Volume Analysis of Changes in Income and Expense” located in the MD&A is incorporated by reference herein.

Investment Portfolio

The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2023:

	One Year or Less		After One Year Through Five Years		Maturing After Five Years Through Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
Available-for-sale:
U.S. Treasuries	$9,010	2.00%	$9,100	2.04%	$—	—%	$—	—%	$18,110	2.02%
U.S. Government agencies	8,000	0.34	6,000	0.65	—	—	—	—	14,000	0.47
Mortgage-backed securities of government agencies	29	2.57	542	2.70	3,834	1.41	67,874	2.44	72,279	2.39
Asset-backed securities of government agencies	—	—	—	—	548	6.46	—	—	548	6.46
State and political subdivisions	1,258	3.64	8,134	2.71	8,084	1.62	—	—	17,476	2.27
Corporate bonds	—	—	22,670	2.96	6,465	3.75	—	—	29,135	3.14
Total	$18,297	1.39%	$46,446	2.44%	$18,931	2.45%	$67,874	2.44%	$151,548	2.31%

Held-to-maturity:
U.S. Treasuries	$2,497	0.75%	$4,944	1.11%	$2,864	1.15%	$—	—%	$10,305	1.03%
Mortgage-backed securities of government agencies	—	—	—	—	173	1.85	213,252	2.02	213,425	2.02
State and political subdivisions	—	—	220	1.32	1,868	2.14	461	1.20	2,549	1.90
Total	$2,497	0.75%	$5,164	1.11%	$4,905	1.55%	$213,713	2.02%	$226,279	1.98%

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

Loan Portfolio

The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, as of December 31, 2023:

	Maturing
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$64,547	$56,665	$27,222	$3,691	$152,125
Commercial real estate	904	16,656	42,193	130,949	190,702
Commercial lessors of buildings	369	1,058	19,008	62,252	82,687
Construction	3,722	522	6,344	38,626	49,214
Consumer mortgage	2	1,355	42,393	123,141	166,891
Home equity line of credit	1,546	12,403	29,320	—	43,269
Consumer installment	385	7,491	2,683	77	10,636
Consumer indirect	6	497	5,421	33	5,957
Total	$71,481	$96,647	$174,584	$358,769	$701,481

The following is a schedule of fixed rate and variable rate loans due after one year from December 31, 2023.

(Dollars in thousands)	Fixed Rate	Variable Rate
Commercial and industrial	$59,189	$28,389
Commercial real estate	1,869	187,929
Commercial lessors of buildings	517	81,801
Construction	489	45,003
Consumer mortgage	44,921	121,968
Home equity line of credit	83	41,640
Consumer installment	9,333	918
Consumer indirect	5,951	—

Summary of Loan Loss Experience

The following schedule presents an analysis of net charge-offs (recoveries) to average loans, and related ratios for the years ended:

	December 31, 2023
(Dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries as a % of Average Loans
Commercial and industrial	$181	$141,811	0.13%
Commercial real estate	9	175,699	0.01%
Commercial lessors of buildings	—	82,690	0.00%
Construction	—	45,779	0.00%
Consumer mortgage	1	161,275	0.00%
Home equity line of credit	—	42,838	0.00%
Consumer installment	(26)	10,444	-0.25%
Consumer indirect	(35)	6,257	-0.56%
Total	$130	$666,793	0.02%

	December 31, 2022
(Dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries as a % of Average Loans
Commercial	$(177)	$129,916	-0.14%
Commercial real estate	(10)	200,174	0.00%
Residential real estate	3	180,740	0.00%
Construction & land development	312	61,034	0.51%
Consumer	(13)	15,946	-0.08%
Total	$115	$587,810	0.02%

The following schedule is a breakdown of the allowance for credit losses allocated by type of loan and related ratios. While management’s periodic analysis of the adequacy of the allowance for credit losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-offs that occur.

	Allocation of the Allowance for Credit Losses
	(Dollars in thousands)
	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	December 31, 2023
Commercial and industrial	$1,737	21.7%
Commercial real estate	1,637	27.2
Commercial lessors of buildings	1,200	11.8
Construction	333	7.0
Consumer mortgage	1,107	23.8
Home equity line of credit	288	6.2
Consumer installment	76	1.5
Consumer indirect	229	0.8
Total	$6,607	100.0%

	Allocation of the Allowance for Loan Losses
	(Dollars in thousands)
	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	December 31, 2022
Commercial	$1,110	20.6%
Commercial real estate	2,760	37.0
Residential real estate	1,268	30.9
Construction & land development	803	8.9
Consumer	233	2.6
Unallocated	664
Total	$6,838	100.0%

Deposits

The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average Amounts Outstanding Year ended December 31,		Average Rate Paid Year ended December 31,
(Dollars in thousands)	2023	2022	2023	2022
Noninterest-bearing demand	$314,956	$337,759	N/A	N/A
Interest-bearing demand	251,626	240,904	1.02%	0.27%
Savings deposits	296,896	315,881	0.80	0.21
Time deposits	154,505	118,085	2.96	0.86
Total deposits	$1,017,983	$1,012,629

The Bank does not have any material deposits by foreign depositors. The total uninsured portion of all deposit accounts greater than $250 thousand was $254 million as of December 31, 2023, and $267 million as of December 31, 2022. The following is a schedule of maturities of time certificates of deposit in amounts greater than $250 thousand as of December 31, 2023:

(Dollars in thousands)	Time Deposits Greater than $250 Thousand
Three months or less	$21,846
Over three through six months	13,365
Over six through twelve months	17,007
Over twelve months	6,379
Total	$58,597

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY

In the ordinary course of business, CSB relies on electronic communications and information systems to conduct its operations and to store sensitive data. CSB employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. CSB employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. CSB Places a high priority and focus on securing the confidential information it receives and stores about its customers and associates and providing highly available systems.

Governance

Our Information Security (“IS”) Program consists of policies, procedures and guidelines to ensure the security, availability, and confidentiality of systems and customer information. The IS Program is led by our Information Security Officer (“ISO”) under the direction of the Chief Information Officer (“CIO”) and is subject to oversight by our IT Steering Committee. The IT Steering Committee is a cross-functional management committee with overall responsibilities for identifying and approving the IT Strategic plan, identifying and approving strategic technology based initiatives that improve/enhance the security posture and mitigation efforts of cybersecurity threats, monitoring of the technology infrastructure and systems, monitoring critical vendors, monitoring cybersecurity threats and issues, and conducting, reviewing, and monitoring IT based risk assessments. These efforts include the framework used to identify and prevent cyberattacks or breaches. The IT Steering Committee makes recommendations for approval of certain risk assessments, risk frameworks, and appropriate application of mitigation strategies and frameworks to the Board of Directors.

The Board of Directors oversees the IS Program in the following ways: (a) monitors and oversees the Company’s business and information technology operations necessary for its business plan, including projected growth, technology capacity, planning, operational execution, product development and management capacity, (b) reviews the Company’s framework(s) to prevent, detect, and respond to cyberattacks or breaches, as well as identifying areas of concern regarding possible vulnerabilities, and reviews policies pertaining to information security and cyber threats, taking into account the potential for external threats, internal threats, and threats arising from transaction and contractual relationships with trusted third party vendors, and (c) reviews the Company’s incident response, business continuity and disaster recovery planning and preparedness including processes, policies and procedures that are related to preparing for recovery or continuation of technology infrastructure which are vital to the Company. As part of the Board’s oversight, the Board receives frequent reports from the CIO and ISO including the summarization of new and emerging cybersecurity threats and trends and the effectiveness of our IS Program in mitigating cybersecurity threats among other items. In the event of an information security incident, our Incident Response Plan clarifies the steps for escalation according to the severity of the event.

The IS team is staffed primarily with internal associates, and we utilize third party service providers for extended coverage. We hire IS team members that have relevant information security experience or technology certifications and knowledge to implement and oversee the procedures and processes of our IS Program and to adequately manage and enforce our policies and procedures. Further, management involved in the cybersecurity process, possess the necessary skills and expertise to adequately manage and enforce our policies and procedures.

While all vendors are subject to our vendor management process, those with access to our data and data centers are subject to more rigorous initial and ongoing due diligence. This includes the reviews of Service Organization Control 2 ("SOC 2") reports, financial information, and other policies and procedures related to such third party vendors and their various programs, including vendor management.

Risk Management and Strategy

As part of the ongoing maintenance and development of our IS Program, we assess the various risks associated with the unauthorized access or loss of client information and the quality of security controls as prescribed by the Federal Financial Institutions Examinations Council and several other frameworks. The frameworks and our IS risk assessments are utilized to monitor and develop strategies to minimize risk to our information assets.

Our systems are monitored 24/7 for cybersecurity threats, and we utilize a variety of tools to reduce the risk of data breaches and cybersecurity events. We maintain an Incident Response Plan that outlines the steps to be taken in the event of an incident, which could include a potential or actual data breach. The plan identifies a designated team, including associates and third-party experts, responsible for incident response and summarizes the steps, including escalation protocol, for determining whether an event has occurred and the nature and scope of the event (if applicable). The plan also summarizes protocol for notifying impacted persons, which may include customers as well as other applicable agencies or persons, including law enforcement and regulatory authorities.

At least annually, we conduct a third-party information security audit focusing on internal and external network security protocols and penetration testing, as well as internally managed ad hoc testing as needed. Simulations and tabletop testing of our business continuity and Incident Response Plans are performed on a routine basis and assist with our associates’ familiarity and preparedness for an event. Any gaps or improvement areas identified by routine testing are addressed in a timely manner to help improve future testing and response.

The processes and controls related to data security are regularly tested by the IS department and Internal Audit. Additional internal security assessments may be performed at the request of the CISO, CIO, the Internal Auditor, Management or our Board. Audit and assessment results are presented to the Audit Committee of the Board, and to the IT Steering Committee.

At least annually, the IS Program, including its effectiveness, is reviewed by the Board. Annually, all associates participate in mandatory training related to the IS Program, including information security and its importance with respect to customer and associate privacy. All associates are required to participate in monthly bank wide phishing tests. Results from these tests are delivered to our Audit Committee of the Board of Directors.

Notwithstanding the strength of CSB’s defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, CSB has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, CSB’s systems and those of its customers and third-party service providers are under constant threat and it is possible that CSB could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as the expanding use of internet banking, mobile banking and other technology-based products and services by the Company and its customers.

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

PERFORMANCE GRAPH

The following graph compares the yearly stock change and the cumulative total shareholder return on CSB’s Common Shares during the five-year period ended December 31, 2023, with the cumulative total return on the Standard and Poor’s 500 Stock Index and the NASDAQ Community Bank Stock Index. The comparison assumes $100 was invested on December 31, 2018, in CSB’s Common Shares and in each of the indicated indices and assumes reinvestment of dividends.

	2018	2019	2020	2021	2022	2023
CSBB	$100	$109	$97	$108	$114	$115
S & P 500 Total Return	100	131	156	200	164	207
NASDAQ Community Bank Total Return	100	123	109	148	137	135

Performance Graph
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
2018
2019
2020
2021
2022
2023
S & P 500 Total Return
NASDAQ Community Bank Total Return
CSBB

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plan
October 1, 2023 to October 31, 2023	—	$—	—	66,081
November 1, 2023 to November 30, 2023	227	36.71	227	65,854
December 1, 2023 to December 31, 2023	1,148	37.55	1,148	64,706

On March 2, 2021, CSB filed a Current Report on Form 8-K with the SEC announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 5% of CSB’s common shares. Repurchases may be made periodically as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. The Stock Repurchase Program has no scheduled expiration date. CSB repurchased 37,638 Common Shares during 2023 and 10,448 Common Shares during 2022.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

2023 FINANCIAL REVIEW

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

Economic activity in the Company’s market area increased slightly in the fourth quarter of 2023. Demand for goods and services improved as steady sales were recorded during the fourth quarter 2023 with households spending more during the holidays. Supply chain challenges improved during the year, creating less constrained inventories, and costs appear to be leveling off. Consumer spending has increased slightly. Reported unemployment levels in December 2023 ranged from 2.1% to 3.3% in the four primary counties served by the Company. These levels decreased from the December 2022 range of 2.9% to 4.0% in the four counties served by the Company. Labor demand remained solid as competition for workers with specialized skills has put upward pressure on labor costs. The local housing market continues to be strong with extremely low inventory levels. Residential construction has softened again year over year with higher interest rates as the main factor reducing demand while nonresidential construction activity has improved since the prior year. Core deposits remain flat, and customers continue to move funds into interest-bearing accounts.

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

NON-U.S. GAAP FINANCIAL MEASURES

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains non-U.S. GAAP financial measures where management believes it to be helpful in understanding CSB’s results of operations or financial position. Where non-U.S. GAAP financial measures are used, the comparable U.S. GAAP financial measure, as well as the reconciliation to the comparable U.S. GAAP financial measure, can be found herein.

FINANCIAL DATA

The following table set forth certain selected consolidated financial information:

(Dollars in thousands, except per share data)	2023	2022	2021	2020	2019
Statements of income:
Total interest income	$46,016	$34,819	$29,529	$31,066	$32,461
Total interest expense	9,875	2,496	2,012	2,913	4,062
Net interest income	36,141	32,323	27,517	28,153	28,399
Provision (recovery) for credit losses	442	(895)	(655)	1,650	1,140
Net interest income after provision (recovery) for credit losses	35,699	33,218	28,172	26,503	27,259
Noninterest income	6,744	6,711	7,325	6,935	5,428
Noninterest expense	24,060	23,393	22,093	20,342	19,769
Income before income taxes	18,383	16,536	13,404	13,096	12,918
Income tax provision	3,627	3,223	2,567	2,528	2,504
Net income	$14,756	$13,313	$10,837	$10,568	$10,414

Per share of common stock:
Basic earnings per share	$2,679,902.00	$4.91	$3.97	$3.85	$3.80
Diluted earnings per share	2,679,902.00	4.91	3.97	3.85	3.80
Dividends	1.50	1.30	1.22	1.13	1.08
Book value	40.43	35.43	35.80	34.23	31.17
Average basic common shares outstanding	2,679,902	2,714,045	2,733,126	2,742,350	2,742,296
Average diluted common shares outstanding	2,679,902	2,714,045	2,733,126	2,742,350	2,742,296

Year-end balances:
Loans, net	$694,797	$620,333	$541,536	$600,885	$544,616
Securities	368,153	401,144	311,245	204,184	130,721
Total assets	1,178,689	1,159,108	1,144,239	1,031,632	818,683
Deposits	1,027,427	1,023,417	1,002,747	891,562	683,546
Borrowings	37,597	35,011	39,937	41,879	45,219
Shareholders’ equity	107,939	95,920	97,315	93,859	85,476

Average balances:
Loans, net	$660,265	$580,454	$554,547	$601,419	$545,483
Securities	385,666	388,827	231,285	129,508	112,290
Total assets	1,158,286	1,151,925	1,111,808	931,330	765,722
Deposits	1,017,983	1,012,629	969,009	788,904	636,441
Borrowings	34,526	40,218	42,600	48,358	44,478
Shareholders’ equity	100,452	94,850	96,145	90,247	81,548

Select ratios:
Net interest margin, FTE basis[1]	3.32%	2.98%	2.63%	3.22%	3.97%
Return on average total assets	1.27	1.16	0.97	1.13	1.36
Return on average shareholders’ equity	14.69	14.04	11.27	11.71	12.77
Average shareholders’ equity as a percent of average total assets	8.67	8.23	8.65	9.69	10.65
Net loan charge-offs (recoveries) as a percent of average loans	(0.02)	(0.02)	0.00	0.06	0.01
Allowance for credit losses on loans as a percent of loans at year-end	0.94	1.09	1.39	1.36	1.27
Shareholders’ equity as a percent of total year-end assets	9.16	8.28	8.50	9.10	10.44
Dividend payout ratio[2]	27.20	26.48	30.73	29.35	28.42

1 Net interest margin is shown on a fully taxable equivalent, ("FTE") basis.

2 Dividend payout ratio is calculated as dividends declared as a percentage of net income.

RESULTS OF OPERATIONS

Net Income

CSB’s 2023 net income was $14.8 million compared to $13.3 million for 2022, an increase of 11%. Total revenue, net interest income plus noninterest income, increased $3.9 million, or 10%, over the prior year to a total of $43 million. The provision for credit losses increased to a $442 thousand expense as compared to a $895 thousand recovery for the prior year. Noninterest expense increased $667 thousand, or 3% and the provision for income tax increased $404 thousand over the prior year due to an increase in taxable income. Basic and diluted earnings per share were $5.51, up 12% from the prior year. The return on average assets was 1.27% in 2023 compared to 1.16% in 2022 and return on average equity was 14.69% in 2023 compared to 14.04% in 2022.

Net Interest Income

(Dollars in thousands)	2023	2022
Net interest income	$36,141	$32,323
Taxable equivalent	133	145
Net interest income, FTE[1]	$36,274	$32,468
Net interest margin	3.31%	2.97%
Taxable equivalent adjustment	0.01	0.01
Net interest margin, FTE[1]	3.32%	2.98%

1 Taxable equivalent adjustments have been computed assuming a 21% tax rate in 2023, and 2022 (non-GAAP).

Net interest income is the largest source of the Company’s revenue and consists of the difference between interest income generated on earning assets and interest expense incurred on liabilities (deposits, short-term and long-term borrowings). Changes in volume, interest rates, composition of interest-earning assets, and interest-bearing liabilities affect net interest income. Net interest income increased $3.8 million, or 12%, in 2023 compared to 2022. The increase was a result of a $11.2 million increase in interest income, partially offset by an increase of $7.4 million in interest expense. The FTE net interest margin increased to 3.32% from 2.98% in 2022.

Interest income increased $11.2 million, or 32%, in 2023 compared to 2022 primarily due to an increase of $9.7 million, or 37%, in interest and fees on loans due to an increase in average balances of $79 million and an increase in yield of 93 basis points ("bps"). Interest income on taxable securities increased $1.1 million due to a increase of 31 bps. Interest income on interest-earning deposits mainly held at the Federal Reserve increased $404 thousand in 2023 compared to 2022 primarily due to a 365 bps yield increase.

Interest expense increased $7.4 million, or 296%, in 2023 as compared to 2022 primarily due to rate increases of 75 bps on deposits and 69 bps on other borrowed funds. Average interest-bearing demand and savings deposit balances decreased $8 million during the year as the level of savings continued to decrease, but at a lesser pace than the prior year as the increase in the money supply created by the government to offset pandemic economic decreases phased out to consumers and businesses. Average time deposit balances increased $36 million, and the average interest rate increased 210 bps.

The following table provides detailed analysis of changes in average balances, yield, and net interest income:

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	2023			2022
(Dollars in thousands)	Average Balance [1]	Interest	Average Rate [2]	Average Balance [1]	Interest	Average Rate [2]
Interest-earning assets
Interest-earning deposits in other banks	$40,723	$2,107	5.17%	$111,775	$1,703	1.52%
Securities:
Taxable	363,988	7,803	2.14	364,478	6,665	1.83
Tax exempt [4]	21,678	506	2.33	24,349	553	2.27
Loans [3,4]	666,793	35,733	5.36	587,765	26,043	4.43
Total interest- earning assets	1,093,182	46,149	4.22%	1,088,367	34,964	3.21%
Noninterest- earning assets
Cash and due from banks	19,313			20,435
Bank premises and equipment, net	13,189			13,601
Other assets	39,129			36,833
Allowance for credit losses on loans	(6,527)			(7,311)
Total assets	$1,158,286			$1,151,925

Interest-bearing liabilities
Demand deposits	$251,626	2,564	1.02%	$240,904	648	0.27%
Savings deposits	296,896	2,362	0.80	315,881	670	0.21
Time deposits	154,505	4,573	2.96	118,085	1,017	0.86
Borrowed funds	34,525	376	1.09	40,218	161	0.40
Total interest- bearing liabilities	737,552	9,875	1.34%	715,088	2,496	0.35%
Noninterest-bearing liabilities and shareholders’ equity
Demand deposits	314,956			337,759
Other liabilities	5,326			4,228
Shareholders’ equity	100,452			94,850
Total liabilities and equity	$1,158,286			$1,151,925
Net interest income [4]		36,274			32,468
FTE adjustment		(133)			(145)
GAAP net interest income		$36,141			$32,323
Net interest margin FTE			3.32%			2.98%
Net interest spread			2.88%			2.86%

1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Interest income is shown on a fully tax-equivalent basis (non-GAAP), reconciled to the GAAP amount at the bottom of the table.

The following table compares the impact of changes in average rates and changes in average volumes on net interest income:

RATE/VOLUME ANALYSIS OF CHANGES IN INCOME AND EXPENSE1

	2023 v. 2022
	Net Increase
(Dollars in thousands)	(Decrease)	Volume	Rate
Increase (decrease) in interest income:
Interest-earning deposits in other banks	$404	$(3,676)	$4,080
Securities:
Taxable	1,138	(11)	1,149
Tax exempt [2]	(47)	(61)	14
Loans [2]	9,690	4,235	5,455
Total interest income change [2]	11,185	487	10,698
Increase (decrease) in interest expense:
Demand deposits	1,916	109	1,807
Savings deposits	1,692	(151)	1,843
Time deposits	3,556	1,078	2,478
Borrowed funds	215	(62)	277
Total interest expense change	7,379	974	6,405
Net interest income change [2]	$3,806	$(487)	$4,293

1 Changes attributable to both volume and rate, which cannot be segregated, have been allocated based on the absolute value of the change due to volume and the change due to rate.

2 Interest income is shown on a fully tax-equivalent basis (non-GAAP).

Provision (Recovery) for Credit Losses on Loans

The provision (recovery) for credit losses on loans is determined by management as the amount required to bring the allowance for credit losses to a level considered appropriate to absorb an estimation of credit loss during the expected weighted average life of the loan. During 2023, a provision for credit loss expense for loans of $198 thousand was recognized compared to a 2022 recovery of credit losses for loans of $895 thousand. The recapture of provision for credit losses for the prior year primarily reflects the improvement in credit quality including the reduction of impaired and adversely classified loans, as well as the improvement in economic indicators including unemployment, residential real estate prices and consumer confidence. A credit loss provision for off-balance sheet commitments of $244 thousand was recognized in 2023 as compared to a recovery of credit loss provision for off-balance sheet commitments of $128 thousand in 2022, which was included in other noninterest expenses. This provision is primarily the result of the adoption of ASU 2016-13, which is the Current Expected Credit Loss Model ("CECL"), to reserve against construction loan commitments, which will most likely be drawn as compared to 2022 when provisions for off-balance sheet items were provided primarily on impaired lines of credit. Nonperforming loans increased $140 thousand from 2022 to 2023. See Financial Condition – Allowance for Credit Losses for additional discussion and information relative to the provision for credit losses.

Noninterest Income

	YEAR ENDED DECEMBER 31
		Change from 2022
(Dollars in thousands)	2023	Amount	%	2022
Service charges on deposit accounts	$1,209	$35	3%	$1,174
Trust services	1,013	59	6	954
Debit card interchange fees	2,107	2	0	2,105
Credit card fees	701	24	4	677
Gain on sale of loans, including MSRs	161	(170)	(51)	331
Earnings on bank-owned life insurance	702	28	4	674
Unrealized (loss) gain on equity securities	15	18	(600)	(3)
Other	836	37	5	799
Total noninterest income	$6,744	$33	0.5%	$6,711

Noninterest income increased $33 thousand, or 0.5%, in 2023 compared to the same period in 2022. Trust service revenue increased $59 thousand with fair market value increases. Service charges on deposits, increased $35 thousand in 2023 primarily from fees on business accounts. Earnings on bank owned life insurance increased $28 thousand. Credit card interchange income increased $24 thousand as business credit card usage continued to increase. Gain on sales of mortgage loans including mortgage servicing rights (“MSRs”) decreased $170 thousand due to fewer sales of real estate mortgage loans into the secondary market. The Bank sold $5 million in mortgage loans, including gains, in 2023 as compared to the sale of $10 million of loans in 2022.

Noninterest Expenses

	YEAR ENDED DECEMBER 31
		Change from 2022
(Dollars in thousands)	2023	Amount	%	2022
Salaries and employee benefits	$13,673	$227	2%	$13,446
Occupancy expense	1,138	53	5	1,085
Equipment expense	792	11	1	781
Professional and director fees	1,471	(80)	(5)	1,551
Financial institutions tax	767	(12)	(2)	779
Marketing and public relations	549	(2)	(0)	551
Software expense	1,651	222	16	1,429
Debit card expense	682	(52)	(7)	734
FDIC insurance	514	169	49	345
Other	2,823	131	5	2,692
Total noninterest expenses	$24,060	$667	3%	$23,393

Noninterest expense increased $667 thousand, or 3%, in 2023 compared to 2022. Salaries and employee benefits increased $227 thousand from increases in base salaries, medical, and other benefits. Software expense increased $222 thousand, or 16%, due to full-year implementation of a new analytical software and cyber security software. FDIC insurance increased $169 thousand due to increased rates. Professional and director fees decreased $80 thousand primarily due to a decrease in third party assistance with contracting the bank's core vendor that did not recur in 2023, partially offset by audit and accounting fees for the implementation of CECL. Other expenses increased $131 thousand, or 5%.

Income Taxes

The provision for income taxes amounted to $3.6 million in 2023 as compared to $3.2 million in 2022. The increase in 2023 resulted from an increase in taxable income. The corporate statutory tax rate was 21% for 2023 and 2022. The effective tax rate in 2023 and 2022 was 19.7% and 19.5%, respectively.

FINANCIAL CONDITION

Total assets of the Company were $1.2 billion on December 31, 2023 and 2022, representing an increase of $20 million, or 2%. Net loans increased $74 million, or 12%, while investment securities decreased $33 million, or 8%, and total cash and cash equivalents decreased $22 million, or 26%. Deposits increased $4 million and short-term borrowings increased $3 million, while other borrowings from the Federal Home Loan Bank (“FHLB”) decreased by $707 thousand, or 29%.

Securities

Total investment securities decreased $33 million, or 8%, to $368 million at year-end 2023, primarily related to principal repayments on mortgage-backed securities. CSB’s portfolio is primarily comprised of agency mortgage-backed securities, obligations of state and political subdivisions, U.S. Treasury notes, other government agencies’ debt, and corporate bonds. Restricted securities consist primarily of FHLB stock.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. The Company’s municipal bond portfolio consists of tax-exempt general obligation and revenue bonds. As of December 31, 2023, 97% of such bonds held an S&P or Moody’s investment grade rating, and 3% were non-rated local issues. The municipal portfolio includes a broad spectrum of counties, cities, universities, and school districts with 82% of the portfolio originating in Ohio, and 18% in Pennsylvania. Gross unrealized security losses within the portfolio were 11% of total securities on December 31, 2023, reflecting interest rate increases, not credit downgrades.

One of the primary functions of the securities portfolio is to provide a source of liquidity and it is structured such that maturities and cash flows provide a portion of the Company’s liquidity needs and asset/liability management requirements.

Loans

Total loans increased $74 million, or 12%, during 2023. Volume increases were recognized as follows: commercial loans increased $23 million, or 18%, during 2023. Construction and land development loans decreased $6 million, or 11% as several commercial projects were under construction and consumer demand slowed for 1-4 family residential construction at year end. Residential real estate loans increased $16 million, or 8%. Commercial real estate loans increased $42 million, or 18%. Commercial real estate and construction loan demand remains strong, within the company's market footprint. At year-end 2023, commercial real estate is comprised mostly of owner occupied buildings, $191 million and $83 million of buildings held for investment and leased to others. Owner occupied buildings are mostly assisted living, light industrial, and warehouse buildings. Investment properties include commercial strip centers, medical and office buildings.

The Company originated $52 million and $69 million of residential mortgage loans held in the portfolio, including residential construction, conventional 1-4 family, and equity line loans, which were predominately variable rate, in 2023 and 2022, respectively. The increase in interest rates slowed consumer demand for 1-4 family fixed-rate thirty-year residential mortgages which are sold into the secondary market as the Company sold $5 million of mortgages into the secondary market in 2023 as compared to $10 million of mortgages into the secondary market in 2022. Demand for home equity loans declined in 2023, with balances decreasing $1 million, as rates rose. Installment loans increased $206 thousand.

Management anticipates modest economic growth in the Company’s local service areas will continue to improve. Commercial and commercial real estate loans, in aggregate, comprise approximately 61% and 58% of the total loan portfolio at year-end 2023 and 2022, respectively. Residential real estate loans approximated 30-31% of the portfolio in 2023 and 2022. Construction and land development loans decreased from 9% to 7% of the portfolio; however a number of construction loans will fund in 2024. The Company is well within the respective regulatory guidelines for investment in construction, development, and investment property loans that are not owner occupied. The Company has very little exposure to commercial office space leased properties. See Note 3 - Loans for further discussion of Concentrations of Credit. Most of the Company’s lending activity is with customers primarily located within Holmes, Stark, Tuscarawas and Wayne counties in Ohio. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans.

Nonperforming Assets, Individually Evaluated Loans, and Loans Past Due 90 Days or More

Nonperforming assets consist of nonaccrual loans, loans past due 90 days and still accruing, and other real estate acquired through or in lieu of foreclosure. Loans are placed on nonaccrual status when they become past due 90 days or more, or when mortgage loans are past due as to principal and interest 120 days or more, unless they are both well secured and in the process of collection.

NONPERFORMING ASSETS	DECEMBER 31
(Dollars in thousands)	2023	2022
Nonaccrual loans
Commercial and industrial	$59	$—
Commercial real estate	62	92
Commercial lessors of buildings	15	—
Construction	—	—
Consumer mortgage	172	99
Home equity line of credit	—	—
Consumer installment	49	9
Consumer indirect	39	56

Loans past due 90 days or more and still accruing	—	—
Total nonperforming loans	396	256

Other real estate owned	—	—
Other repossessed assets	—	—
Total nonperforming assets	$396	$256

Nonaccrual loans to total loans	0.06%	0.04%

Allowance for Credit Losses
The allowance for credit losses ("ACL") is maintained at a level considered by management to be adequate to cover credit losses currently expected over the weighted average life of the loan pools. The ACL decreased by $159 thousand, or 3%, to $6.6 million on December 31, 2023 from $6.8 million on December 31, 2022. The decrease was primarily the result of the adoption of the CECL model under the Weighted Average Remaining Maturity historical loss method, ("WARM") that is based on the weighted average life loan pools. This method is similar to the incurred loss method utilized prior to the implementation of CECL. The weighted average life of the loan pools are calculated on an instrument level and incorporate prepayment speeds from a 12 month trailing period. Additionally, a two year economic forecast is made based on the Bloomberg Financial consensus. During 2023 decreases in the allowance were recognized in the WARM method (due to continuing recoveries)

and the Bloomberg financial forecast (due to the decrease in the prediction of a recession). The bank continues to maintain qualitative factors tied to changes in: the lending policy, economic conditions, lending credit management, delinquent and classified loans, and the value of collateral.

During 2023, $113 thousand in nonaccrual loans were collected, $40 thousand were charged-off, and $293 thousand new loans entered nonaccrual status.

ALLOWANCE FOR CREDIT LOSSES	FOR THE YEAR ENDED
(Dollars in thousands)	2023		2022
Net charge-offs (recoveries) as a percentage of average total loans	(0.02)%		(0.02)%
Allowance for credit losses as a percentage of total loans	0.94		1.09
Allowance for credit losses to total nonacrrual loans	16.67	x	26.71	x

Components of the allowance for credit losses:
General reserves	$6,546		$6,834
Specific reserve allocations	61		4
Total allowance for credit losses	$6,607		$6,838

The allowance for credit losses on loans totaled $6.6 million, or 0.94% of total loans at year-end 2023 as compared to $6.8 million, or 1.09%, of total loans at year-end 2022. The Bank had net loan recoveries of $130 thousand in 2023, compared to $115 thousand in recoveries in 2022.

The Company maintains an internal watch list on which it places loans where management’s analysis of the borrower’s operating results and financial condition indicates the borrower’s cash flows are inadequate to meet its debt service requirements and loans where there exists an increased risk that such a shortfall may occur. Nonperforming loans, which consist of loans past due 90 days or more and nonaccrual loans, aggregated $396 thousand, or 0.06%, of loans at year-end 2023 compared to $256 thousand, or 0.04%, of loans at year-end 2022.

Other Assets

Net premises and equipment decreased $412 thousand to $13 million at year-end 2023 with depreciation expense exceeding purchases. Total bank-owned life insurance increased from $24 million at year-end 2022 to $25 million at year-end 2023 with increasing cash surrender values. There was no other real estate owned on December 31, 2023 or 2022. The Company recognized a net deferred tax asset of $2.6 million on December 31, 2023 compared to a net deferred tax asset of $3.0 million on December 31, 2022. The decrease is primarily due to an improvement in the net unrealized loss on securities.

Deposits

The Company’s deposits are obtained primarily from individuals and businesses located in its market area. For deposits, the Company must compete with products offered by other financial institutions, as well as alternative investment options. Time deposits increased for the year ended 2023. Market rates on deposits and cash management products increased throughout the year as liquidity decreased in the industry.

	December 31		Change from 2022
(Dollars in thousands)	2023	2022	Amount	%
Noninterest-bearing demand	$301,697	$350,283	$(48,586)	(14)%
Interest-bearing demand	256,621	241,227	15,394	6
Traditional savings	165,265	194,918	(29,653)	(15)
Money market savings	112,264	118,908	(6,644)	(6)
Time deposits in excess of $250,000	58,597	28,089	30,508	109
Other time deposits	132,983	89,992	42,991	48
Total deposits	$1,027,427	$1,023,417	$4,010	0.4%

Other Funding Sources

The Company obtains additional funds through securities sold under repurchase agreements, overnight borrowings from the FHLB or other financial institutions, and advances from the FHLB. Short-term borrowings, consisting of securities sold under repurchase agreements, increased $3 million. Other borrowings, consisting of FHLB advances, decreased $707 thousand as the result of principal repayments. The majority of FHLB borrowings on December 31, 2023, have long term maturities with monthly amortizing payments.

CAPITAL RESOURCES

Total shareholders’ equity was $107.9 million at December 31, 2023 compared to $95.9 million on December 31, 2022. This increase was primarily due to net income of $14.8 million and a $2.6 million accumulated other comprehensive gain recognized on the available-for-sale securities portfolio resulting from decreasing interest rates. Dividends were paid of $4 million and $1.4 million treasury stock was repurchased in 2023. The Board of Directors approved a Stock Repurchase Program on February 26, 2021, allowing the repurchase of up to 5% of the Company’s then-outstanding common shares. Repurchased shares are to be held as treasury stock and are available for general corporate purposes. On December 31, 2023, approximately 102 thousand shares could still be repurchased under the current authorized program. Shares repurchased during 2023 totaled 37,638 shares for $1.4 million and shares purchased in 2022 totaled 10,448 shares for $388 thousand.

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

LIQUIDITY

	December 31
(Dollars in thousands)	2023	2022	Change from 2022
Cash and cash equivalents	$64,077	$86,420	$(22,343)
Unused lines of credit	128,198	122,062	6,136
Unpledged AFS securities at fair market value	127,387	134,401	(7,014)
	$319,662	$342,883	$(23,221)
Net deposits and short-term liabilities	$1,051,156	$1,041,016	$10,140
Liquidity ratio	30.4%	32.9%
Minimum board approved liquidity ratio	20.0%	20.0%

Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses, and meet other obligations. Liquidity is monitored by CSB’s Asset Liability Committee. The Company was within all Board-approved limits on December 31, 2023, and 2022. Additional sources of liquidity include net income, loan repayments, the availability of borrowings, and adjustments of interest rates to attract deposit accounts.

As summarized in the Consolidated Statements of Cash Flows, the most significant investing activities for the Company in 2023 included net loan originations of $74 million and securities purchases of $4 million, offset by maturities and repayment of securities totaling $38 million. The Company’s financing activities included a $4 million increase in deposits, $3 million increase in short-term borrowings, and $4 million in cash dividends paid.

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

Interest rate risk is monitored primarily through the use of an earnings simulation model. The model is highly dependent on various assumptions, which change regularly as the balance sheet and market interest rates change. The earnings simulation model projects change in net interest income resulting from the effect of changes in interest rates. The analysis is performed quarterly over a twenty-four-month horizon. The analysis includes two (2) balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. This analysis is performed by estimating the expected cash flows of the Company’s financial instruments using interest rates in effect at year-end 2023 and 2022. Interest rate risk policy limits are tested by measuring the anticipated change in net interest income over a two-year period. The tests assume quarterly ramped increases and decreases in market interest rates over twenty-four month horizons, as compared to a stable rate environment or base model. The following table reflects the change to net interest income using a dynamic balance sheet for the first twelve-month periods of the twenty-four month horizon.

Net Interest Income at Risk

	December 31, 2023
	Change In Interest Rates (Basis Points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
(Dollars in thousands)	+ 400	$39,184	$(266)	(0.7)%	± 25%
	+ 300	39,264	(186)	(0.5)	± 15
	+ 200	39,340	(110)	(0.3)	± 10
	+ 100	39,394	(56)	(0.1)	± 5
	0	39,450	—	—
	– 100	39,201	(249)	(0.6)	± 5
	– 200	38,951	(499)	(1.3)	± 10
	– 300	38,718	(732)	(1.9)	± 15
	– 400	38,494	(956)	(2.4)	± 25

	December 31, 2022
	+ 400	$38,810	$1,090	2.9%	± 25%
	+ 300	38,581	861	2.3	± 15
	+ 200	38,302	582	1.5	± 10
	+ 100	38,003	283	0.8	± 5
	0	37,720	—	—
	– 100	37,368	(352)	(0.9)	± 5
	– 200	36,869	(851)	(2.3)	± 10
	– 300	35,973	(1,747)	(4.6)	± 15
	– 400	35,519	(2,201)	(5.8)	± 25

Management reviews Net Interest Income at Risk with the Board on a periodic basis. The Company was within all Board-approved limits at December 31, 2023 and 2022 for the first twelve-month periods of the twenty-four month horizon.

Economic Value of Equity at Risk

December 31, 2023
Change In Interest Rates (Basis Points)	Percentage Change	Board Policy Limits
+ 400	15.9%	± 35%
+ 300	12.8	± 30
+ 200	9.2	± 20
+ 100	4.9	± 15
– 100	(6.2)	± 15
– 200	(13.2)	± 20
– 300	(22.5)	± 30
– 400	(36.5)	± 35

December 31, 2022
+ 400	13.2%	± 35%
+ 300	11.2	± 30
+ 200	8.5	± 20
+ 100	4.8	± 15
– 100	(6.3)	± 15
– 200	(14.5)	± 20
– 300	(25.4)	± 30
– 400	(39.4)	± 35

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

Management periodically measures and reviews the economic value of equity at risk with the Board. As of December 31, 2023 and December 31, 2022 the percentage change of the market value of equity was outside of the board policy limit in the -400 basis point scenario. The technical fails in the declining rate scenarios in 2023 and 2022, are caused by the duration of liabilities remaining high and loan and investment securities prepayment speeds increasing. The simulation calculates decreases in the market value of equity of (36.5)% as of December 31, 2023 and (39.4)% in the -400 basis point rate scenario as of December 31, 2022.

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

FAIR VALUE MEASUREMENTS

The Company discloses the estimated fair value of its financial instruments on December 31, 2023, and 2022 in Note 15 to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, AND CONTINGENT LIABILITIES AND COMMITMENTS

The following table summarizes the Company’s loan commitments, including letters of credit, as of December 31, 2023:

	Amount of Commitment to Expire Per Period
(Dollars in thousands) Type of Commitment	Total Amount	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Commercial lines of credit	$147,304	$117,964	$24,441	$4,721	$178
Commercial real estate	9,438	7,470	1,856	112	—
Home equity line of credit	81,903	2,869	13,727	14,129	51,178
Construction	22,782	13,202	9,580	—	—
Consumer lines of credit	646	646	—	—	—
Credit card lines	8,158	8,158	—	—	—
Overdraft privilege	7,266	7,266	—	—	—
Letters of credit	4,379	3,983	385	11	—
Total commitments	$281,876	$161,558	$49,989	$18,973	$51,356

All lines of credit represent either fee-paid or legally binding loan commitments for the loan categories noted. Letters of credit are also included in the amounts noted in the table since the Company requires each letter of credit be supported by a loan agreement. The commercial and consumer lines represent both unsecured and secured obligations. The home equity lines are secured by mortgages on residential property. It is anticipated that a significant portion of these lines will expire without being drawn upon.

The following table summarizes the Company’s other contractual obligations, exclusive of interest, as of December 31, 2023:

	Payment Due by Period
(Dollars in thousands) Contractual Obligations	Total Amount	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Total time deposits	$191,580	$155,697	$34,142	$1,741	$—
Short-term borrowings	35,843	35,843	—	—	—
Other borrowings	1,754	488	611	339	316
Operating leases	317	101	162	54	—
Total obligations	$229,494	$192,129	$34,915	$2,134	$316

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

The most significant accounting policies followed by the Company are presented in Note 1- Summary of Significant Accounting Policies. These policies, along with the other disclosures presented in the Notes to Consolidated Financial Statements and the 2023 Financial Review, provide information about how significant assets and liabilities are valued in the financial statements and how those values are determined. Management has identified the allowance for credit losses and goodwill as the accounting areas requiring the most subjective and complex estimates, assumptions, and judgments and, as such, could be the most subject to revision as new information becomes available.

As previously noted in the section entitled Allowance for Credit Losses, management performs an analysis to assess the adequacy of its allowance for credit losses. This analysis encompasses a variety of factors including: the potential loss exposure for individually reviewed loans, the historical loss experience, changes in delinquent and classified loans, any significant changes in lending or loan review staff, an evaluation of current and future economic conditions, any significant changes in the volume or mix of loans within each category, a review of the significant concentrations of credit, and any legal, competitive, or regulatory concerns. Potential future earnings volatility is driven by CECL's life of loan loss and economic forecasts of unemployment, recession and future loan loss within the portfolio. Under stress testing performed by the Bank in 2023, the unemployment forecast models as the largest driver of credit loss provision volatility. When sustained unemployment is significantly increased to 10% over a two-year period, an additional provision of approximately $1.1 million would be required under current model assumptions. While the weighted average life of the loan portfolio has extended to just under five years, at December 31, 2023, stressing the CRE and residential mortgage portfolio's weighted average lives by less than one year, resulted in a minimal increase of less than $100 thousand to the allowance for credit losses.

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

COMMON STOCK AND SHAREHOLDER INFORMATION

Common shares of the Company are not traded on an established market. Shares are traded on the OTC market through broker/ dealers under the symbol “CSBB” and through private transactions. The table below represents the range of high and low prices paid for transactions known to the Company. Management does not have knowledge of prices paid on all transactions. Because of the lack of an established market, these prices may not reflect the prices at which stock would trade in an active market. These quotations reflect interdealer prices, without mark-up, mark-down, or commission and may not represent actual transactions. The table specifies cash dividends declared by the Company to its shareholders during 2023 and 2022. No assurances can be given that future dividends will be declared, or if declared, what the amount of any such dividends will be. Additional information concerning restrictions over the payment of dividends is included in Note 12 of the Consolidated Financial Statements.

Quarterly Common Stock Price and Dividend Data

Quarter Ended	High	Low	Dividends Declared Per Share	Dividends Declared
March 31, 2023	$42.80	$36.00	$0.36	$965,025
June 30, 2023	40.75	35.32	0.38	1,018,524
September 30, 2023	39.13	35.05	0.38	1,015,099
December 31, 2023	40.85	36.18	0.38	1,014,577

March 31, 2022	$39.60	$37.50	$0.00	$—
June 30, 2022	43.45	36.50	0.62	1,685,175
September 30, 2022	40.50	37.00	0.33	893,500
December 31, 2022	43.00	35.02	0.35	947,652

As of December 31, 2023, the Company had 1,055 shareholders of record and 2,669,938 outstanding shares of common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information contained in the section captioned, “Quantitative and Qualitative Disclosures about Market Risk” located in the MD&A is incorporated by reference herein.

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

Management conducted the required assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based upon this assessment, management believes that the Company’s internal control over financial reporting is effective as of December 31, 2023.

Eddie L. Steiner	Paula J. Meiler
President,	Senior Vice President,
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CSB Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses.

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

Allowance for Credit Losses (ACL) – Qualitative Adjustments

The Company’s loan portfolio totaled $701 million as of December 31, 2023, and the associated ACL was $6.6 million. As discussed in Notes 1 and 3 to the consolidated financial statements, determining the amount of the ACL requires significant judgment about the expected future losses, which is based on a baseline lifetime loss rate, calculated using a weighted-average remaining maturities method, which is then adjusted for current qualitative conditions and reasonable and supportable forecasts. Management applies these qualitative adjustments to the baseline lifetime loss rate to reflect changes in the current and forecasted environment, both internal and external, that are different from the conditions that existed during the historical loss calculation period.

We identified these qualitative adjustments within the ACL as critical audit matters because they involve a high degree of subjectivity. While the determination of these qualitative adjustments includes analysis of observable data over the historical loss period, the judgments required to assess the directionality and magnitude of adjustments is highly subjective. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature of audit evidence and the nature and extent of effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design, implementation, and operating effectiveness of internal controls over the calculation of the allowance for credit losses, including the qualitative factor adjustments.

•
Testing the completeness and accuracy of the significant data points that management uses in their evaluation of the qualitative adjustments.

•
Testing the anchoring calculation that management completes to properly align the magnitude of the adjustments with the Company's historical loss data.

•
Evaluating the directional consistency and reasonableness of management's conclusions regarding basis points applied (whether positive or negative) based on the trends identified in the underlying data.

•
Testing the mathematical accuracy of the application of the qualitative adjustments to the loan segments within the ACL calculation.

We have served as the Company’s auditor since 2005.

Cranberry Township, Pennsylvania

March 15, 2024

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)	2023	2022
ASSETS
Cash and cash equivalents
Cash and due from banks	$24,463	$19,911
Interest-earning deposits in other banks	39,614	66,509
Total cash and cash equivalents	64,077	86,420

Securities
Available-for-sale, at fair value	140,080	150,069
Held-to-maturity; fair value of $194,730 in 2023 and $211,954 in 2022 ($0 credit loss allowance)	226,279	247,401
Equity securities	259	244
Restricted stock, at cost	1,535	3,430
Total securities	368,153	401,144

Loans held for sale	—	52

Loans	701,404	627,171
Less allowance for credit losses	6,607	6,838
Net loans	694,797	620,333

Premises and equipment, net	13,002	13,414
Goodwill	4,728	4,728
Bank-owned life insurance	25,410	24,709
Accrued interest receivable and other assets	8,522	8,308
TOTAL ASSETS	$1,178,689	$1,159,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$301,697	$350,283
Interest-bearing	725,730	673,134
Total deposits	1,027,427	1,023,417

Short-term borrowings	35,843	32,550
Other borrowings	1,754	2,461
Allowance for credit losses on off-balance sheet commitments	736	—
Accrued interest payable and other liabilities	4,990	4,760
Total liabilities	1,070,750	1,063,188

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; and outstanding 2,669,938 shares in 2023 and 2,707,576 in 2022	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	97,297	86,502
Treasury stock at cost: 310,664 shares in 2023, 273,026 shares in 2022	(7,532)	(6,107)
Accumulated other comprehensive loss	(10,270)	(12,919)
Total shareholders’ equity	107,939	95,920
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,178,689	$1,159,108

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2023 and 2022

(Dollars in thousands, except per share data)	2023	2022
INTEREST AND DIVIDEND INCOME
Loans, including fees	$35,707	$26,015
Taxable securities	7,803	6,665
Nontaxable securities	399	436
Other	2,107	1,703
Total interest and dividend income	46,016	34,819
INTEREST EXPENSE
Deposits	9,499	2,335
Short-term borrowings	336	106
Other borrowings	40	55
Total interest expense	9,875	2,496
NET INTEREST INCOME	36,141	32,323

CREDIT LOSS EXPENSE
Provision (recovery) for credit loss expense - loans	198	(895)
Provision for credit loss expense - off-balance sheet commitments	244	—
Total provision (recovery) for credit loss expense	442	(895)
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	35,699	33,218
NONINTEREST INCOME
Service charges on deposit accounts	1,209	1,174
Trust services	1,013	954
Debit card interchange fees	2,107	2,105
Credit card fees	701	677
Gain on sale of loans, net	161	331
Earnings on bank owned life insurance	702	674
Unrealized gain (loss) on equity securities	15	(3)
Other income	836	799
Total noninterest income	6,744	6,711
NONINTEREST EXPENSES
Salaries and employee benefits	13,673	13,446
Occupancy expense	1,138	1,085
Equipment expense	792	781
Professional and director fees	1,471	1,551
Financial institutions tax	767	779
Marketing and public relations	549	551
Software expense	1,651	1,429
Debit card expense	682	734
FDIC insurance expense	514	345
Other expenses	2,823	2,692
Total noninterest expenses	24,060	23,393
INCOME BEFORE INCOME TAXES	18,383	16,536
Federal income tax provision	3,627	3,223
NET INCOME	$14,756	$13,313
Weighted average shares outstanding - basic and diluted	2,679,902	2,714,045
Earnings per share - basic and diluted	$5.51	$4.91

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2023 and 2022

(Dollars in thousands)	2023	2022
Net income	$14,756	$13,313
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities arising during the period	3,168	(13,952)
Amortization of held-to-maturity discount resulting from transfer	187	289
Income tax effect at 21%	(706)	2,869
Other comprehensive income (loss)	2,649	(10,794)
Total comprehensive income	$17,405	$2,519

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

Years Ended December 31, 2023 and 2022

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2021	$18,629	$9,815	$76,715	$(5,719)	$(2,125)	$97,315
Net income	—	—	13,313	—	—	13,313
Other comprehensive loss	—	—	—	—	(10,794)	(10,794)
Purchase of 10,448 treasury shares	—	—	—	(388)	—	(388)
Cash dividends declared, $1.30 per share	—	—	(3,526)	—	—	(3,526)
BALANCE AT DECEMBER 31, 2022	$18,629	$9,815	$86,502	$(6,107)	$(12,919)	$95,920
Net income	—	—	14,756	—	—	14,756
Cumulative effect of adoption of ASU 2016-13	—	—	52	—	—	52
Other comprehensive income	—	—	—	—	2,649	2,649
Purchase of 37,638 treasury shares	—	—	—	(1,425)	—	(1,425)
Cash dividends declared, $1.50 per share	—	—	(4,013)	—	—	(4,013)
BALANCE AT DECEMBER 31, 2023	$18,629	$9,815	$97,297	$(7,532)	$(10,270)	$107,939

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2023 and 2022

(Dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,756	$13,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises, equipment and software	921	960
Deferred income tax expense (benefit)	293	(135)
Provision for (recovery of) credit losses	198	(895)
Gain on sale of loans, net	(161)	(331)
Security amortization, net of accretion	828	1,066
Secondary market loan sale proceeds	4,891	10,100
Originations of secondary market loans held-for-sale	(4,725)	(9,034)
Earnings on bank-owned life insurance	(702)	(674)
Effects of changes in operating assets and liabilities:
Net deferred loan fees (costs)	138	(106)
Accrued interest receivable	(350)	(874)
Accrued interest payable	253	61
Other assets and liabilities	(715)	940
Net cash provided by operating activities	$15,625	$14,391
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	$17,102	$15,917
Proceeds from repayments, held-to-maturity	20,993	21,827
Purchases, available-for-sale	(4,457)	(48,885)
Purchases, held-to-maturity	—	(94,541)
Purchases, equity securities	—	(131)
Redemption of restricted stock	1,895	1,184
Loan (originations) and payments, net	(74,242)	(78,450)
Purchases of premises and equipment	(424)	(366)
Purchases of software	(2)	(13)
Sale of property	9	—
Net cash used in investing activities	$(39,126)	$(183,458)

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2023 and 2022

(Dollars in thousands)	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$4,010	$20,670
Net change in short-term borrowings	3,293	(3,980)
Repayment of other borrowings	(707)	(946)
Cash dividends paid	(4,013)	(3,526)
Purchase of treasury stock	(1,425)	(388)
Net cash provided by financing activities	$1,158	$11,830
NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,343)	(157,237)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	86,420	243,657
CASH AND CASH EQUIVALENTS AT END OF YEAR	$64,077	$86,420

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$9,622	$2,435
Income taxes	4,165	2,710

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

CASH RESERVE REQUIREMENTS

Effective, March 26, 2020, the Federal Reserve reduced reserve requirements to zero for all depository institutions. There were no required federal reserves included in “Cash and due from banks” at December 31, 2023 or December 31, 2022. When required, reserves are used to facilitate the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of vault cash and depository amounts held with the Federal Reserve Bank. Federal law prohibits the Company from borrowing from the Bank unless the loans are secured by specific collateral.

DEBT SECURITIES

At the time of purchase all debt securities are evaluated and designated as available-for-sale or held-to-maturity. Securities designated as available-for-sale are carried at fair value with unrealized gains and losses on such securities, net of applicable income taxes, recognized as other comprehensive income or loss. Held-to-maturity securities are recorded at amortized cost. Securities transferred from AFS to HTM are carried at their fair value on the date of transfer. On December 31, 2023, 61% of the total investment portfolio was classified as held-to-maturity. The amortized cost of debt securities is adjusted for the accretion of discounts to maturity and the amortization of premiums to the earlier of a bond’s call date or maturity based on the interest method. Such amortization and accretion is included in interest and dividends on securities. Gains and losses on sales of securities are accounted for on a trade date basis, using the specific identification method, and are included in noninterest income.

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

LOANS

Loans that management has the intent and ability to hold for the foreseeable future, until maturity, or pay-off, generally are stated at their outstanding principal amount, adjusted for charge-offs, the allowance for credit losses, and any deferred loan fees or costs on originated loans. Interest is accrued based upon the daily outstanding principal balance. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield over the life of the related loan.

Interest income is not reported when full repayment is in doubt, typically when the loan is individually evaluated, or payments are past due over 90 days. All interest accrued, but not collected for loans placed on nonaccrual or charged-off is reversed and charged against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

ALLOWANCE FOR CREDIT LOSSES

Loan and Leases Policy - In connection with our adoption of ASU 2016-13, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Refer to Note 3 Loans, for further discussion of these portfolio segments. In addition to our existing segments, our new segmentation breaks out commercial lessors of buildings, and consumer indirect loans as well as separating consumer mortgage loans from home equity line of credit loans.

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

The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of individual loans that do not share risk characteristics with other loans. The ACL for homogeneous loans is calculated using a life-time loss rate methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. The ACL model is comprised of eight distinct portfolio segments: 1) Commercial and Industrial or C&I, 2) Commercial Real Estate, or CRE, 3) Commercial Lessors of Buildings, 4) Construction, 5) Consumer Mortgage, 6) Home Equity Line of Credit or HELOC, 7) Consumer Installment, and 8) Consumer Indirect loans. Each segment has a distinct set of risk characteristics monitored by management.

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

The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all commercial loans greater than $500 thousand that meet the following criteria: 1) when it is determined that foreclosure is probable, 2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral, and 3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Collateral values are discounted to consider disposal costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance.

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

The ACL for off-balance sheet commitments is estimated on the likelihood and amount of funding under the same criteria used for loans under the ACL. The ACL for off-balance sheet commitments is recorded in other liabilities in the Consolidated Balance Sheets.

HTM Securities - The allowance for HTM debt securities is estimated using a CECL methodology. Any expected credit loss is recorded through the ACL on HTM securities and is deducted from the amortized cost basis on the balance sheet. The majority of HTM securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Therefore there is no credit loss expectation on these securities.

AFS Securities - The AFS securities portfolio is evaluated on a quarterly basis for indicators of impairment. Management reviews the amount of unrealized loss, the credit rating history, market trends of similar security classes, time remaining to maturity, and the source of principal and interest payments to identify securities which could potentially be impaired. For those securities that management intends to sell before the recovery of their amortized cost basis, the difference between fair value and amortized cost is considered to be impaired and is recognized in provision for credit loss expense. For those AFS securities that management does not intend to sell prior to expected recovery of the amortized cost basis, the credit portion of the impairment is recognized through the ACL on AFS securities, while the noncredit portion is recognized through the accumulated other comprehensive income or loss included in shareholders' equity. Non-credit related impairment is a result of other factors, including changes in interest rates.

ALLOWANCE FOR LOAN LOSSES

Under the incurred loss methodology in 2022 and prior years, the allowance for loan losses was established as losses were estimated to have occurred through a provision for loan losses charged to income. Loan losses were charged against the allowance when management believed the uncollectability of a loan balance was confirmed. Subsequent recoveries, if any, were credited to the allowance.

The allowance for loan losses was evaluated on a regular basis by management and was based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation was inherently subjective as it required estimates that were susceptible to significant revision as more information became available.

OTHER REAL ESTATE OWNED

Other real estate acquired through or in lieu of foreclosure is initially recorded at fair value, less estimated costs to sell, and any loan balance in excess of fair value is charged to the allowance for credit losses. Subsequent valuations are periodically performed and write-downs are included in noninterest expenses, as well as expenses related to maintenance of the properties. Gains or losses upon sale are recorded through noninterest income. There was no other real estate owned on December 31, 2023 or 2022.

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

GOODWILL

Goodwill is not amortized, but is tested for impairment at least annually in the fourth quarter or more frequently if indicators of impairment are present. The evaluation for impairment involves comparing the current fair value of the reporting unit to the carrying value, including goodwill. If the current fair value of a reporting unit exceeds the carrying value, no additional testing is required, and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods, based on observable bank acquisitions in the state of Ohio, to determine the estimated current fair value of its reporting unit. Based on this analysis no impairment was recorded in 2023 or 2022.

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

ADVERTISING COSTS

All advertising costs are expensed as incurred. Advertising expenses amounted to $196 thousand, $178 thousand for the years ended 2023 and 2022, respectively.

FEDERAL INCOME TAXES

The Company and its subsidiaries file a consolidated tax return. Deferred income taxes are recorded on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their respective tax bases. Deferred tax assets are recognized for temporary differences deductible in future years’ tax returns and for operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences taxable in future years’ tax returns.

The Bank, domiciled in Ohio, is not currently subject to state and local income taxes.

COMPREHENSIVE INCOME

The Company includes recognized revenue, expenses, gains, and losses in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the Consolidated Balance Sheets, net of tax, these items along with net income are components of comprehensive income. The unrealized loss on securities transferred from AFS to HTM at the date of transfer, is amortized over the remaining life of the securities as part of comprehensive income.

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

The weighted average number of common shares outstanding for earnings per share computations was as follows:

(Dollars in thousands, except per share data)	2023	2022
Weighted average common shares	2,980,602	2,980,602
Average treasury shares	(300,700)	(266,557)
Total weighted average common shares outstanding basic and diluted	2,679,902	2,714,045
Net income	$14,756	$13,313
Earnings per share, basic and diluted	5.51	4.91

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic740): Improvements to Income Tax Disclosure. This new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This Update also includes certain other amendments to improve the effectiveness of income tax disclosures. It is effective for public business entities for annual periods beginning after December 15, 2024. This update is not expected to have a significant impact on the Company's financial statements.

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

The Bank expanded the pooling utilized under the legacy incurred loss method to include additional segmentation based on risk. The impact of the change from the incurred loss model to the current expected credit loss model is detailed below:

	January 1, 2023
(Dollars in thousands)	Pre-adoption	Adoption Impact	As Reported
Assets:
ACL on loans
Commercial and industrial	$1,110	$658	$1,768
Commercial real estate	2,760	(541)	2,219
Commercial lessors of buildings	—	974	974
Construction	803	(515)	288
Consumer mortgage	1,268	(580)	688
Home equity line of credit	—	201	201
Consumer installment	233	(183)	50
Consumer indirect	—	91	91
Unallocated	664	(664)	—
Total allowance for credit losses - loans	6,838	(559)	6,279

Liabilities:
ACL for off-balance sheet commitments	—	493	493
Total allowance for credit losses	$6,838	(66)	$6,772

The following table presents the Bank's loan portfolio, prior to the adoption of ASC 326, by category of loans and the impact of the change from the adoption of the standard:

(Dollars in thousands)	December 31, 2022	Adoption Impact	Post Adoption January 1, 2023
Commercial and industrial	$129,343	$(2,209)	$127,134
Commercial real estate	231,785	(70,625)	161,160
Commercial lessors of buildings	—	83,728	83,728
Construction	55,318	(10,452)	44,866
Consumer mortgage	194,125	(44,338)	149,787
Home equity line of credit	—	44,243	44,243
Consumer installment	16,387	(6,730)	9,657
Consumer indirect	—	6,383	6,383
	626,958	—	626,958
Gross loans prior to deferred fees
Deferred loan costs, net	213	—	213
Allowance for credit losses	(6,838)	559	(6,279)
Total net loans	$620,333	$559	$620,892

In January 2020, the FASB issued ASU 2020-04 - Reference Rate Reform (Topic 848). This update provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls "reference rate reform" if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients allowing them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. ASU 2022-06 is effective for all reporting entities immediately upon issuance and must be applied on a prospective basis. This Update has been adopted and did not have a significant impact on the Company’s financial statements.

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

These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13. This guidance has been adopted as of January 1, 2023, however, there have been no reportable loan modifications during the year ended December 31, 2023.

RECLASSIFICATION OF COMPARATIVE AMOUNTS

Certain comparative amounts from the prior years have been reclassified to conform to current year classifications. Such classifications had no effect on net income or shareholders’ equity.

NOTE 2 – SECURITIES

Securities consisted of the following on December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
2023
Available-for-sale
U.S. Treasury securities	$18,110	$—	$(421)	$—	$17,689
U.S. Government agencies	14,000	—	(848)	—	13,152
Mortgage-backed securities of government agencies	72,279	98	(7,332)	—	65,045
Asset-backed securities of government agencies	548	—	(25)	—	523
State and political subdivisions	17,476	—	(890)	—	16,586
Corporate bonds	29,135	6	(2,056)	—	27,085
Total available-for-sale	151,548	104	(11,572)	—	140,080
Held-to-maturity
U.S. Treasury securities	10,305	—	(798)	—	9,507
Mortgage-backed securities of government agencies	213,425	—	(30,534)	—	182,891
State and political subdivisions	2,549	2	(219)	—	2,332
Total held-to-maturity	226,279	2	(31,551)	—	194,730
Equity securities	185	74	—	—	259
Restricted stock	1,535	—	—	—	1,535
Total securities	$379,547	$180	$(43,123)	$—	$336,604

2022
Available-for-sale
U.S. Treasury securities	$23,194	$—	$(969)	N/A	$22,225
U.S. Government agencies	13,999	—	(1,369)	N/A	12,630
Mortgage-backed securities of government agencies	77,677	72	(8,859)	N/A	68,890
Asset-backed securities of government agencies	633	—	(15)	N/A	618
State and political subdivisions	20,462	—	(985)	N/A	19,477
Corporate bonds	28,740	—	(2,511)	N/A	26,229
Total available-for-sale	164,705	72	(14,708)	N/A	150,069
Held-to-maturity
U.S. Treasury securities	12,753	—	(1,136)	N/A	11,617
Mortgage-backed securities of government agencies	232,068	—	(34,051)	N/A	198,017
State and political subdivisions	2,580	1	(261)	N/A	2,320
Total held-to-maturity	247,401	1	(35,448)	N/A	211,954
Equity securities	185	59	—	N/A	244
Restricted stock	3,430	—	—	N/A	3,430
Total securities	$415,721	$132	$(50,156)	N/A	$365,697

The amortized cost and fair value of debt securities on December 31, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$18,297	$17,833
Due after one through five years	46,446	44,138
Due after five through ten years	18,931	17,157
Due after ten years	67,874	60,952
Total debt securities available-for-sale	$151,548	$140,080

Held-to-maturity
Due in one year or less	$2,497	$2,418
Due after one through five years	5,164	4,814
Due after five through ten years	4,905	4,359
Due after ten years	213,713	183,139
Total debt securities held-to-maturity	$226,279	$194,730

Securities with a carrying value of approximately $126 million and $110 million were pledged on December 31, 2023, and 2022 respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in FHLB and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to $1.0 million and $2.9 million on December 31, 2023, and 2022, respectively. Federal Reserve Bank stock was $471 thousand on December 31, 2023, and 2022.

There were no proceeds from sales of debt securities for the years ended December 31, 2023 and 2022. Unrealized gains and (losses) recognized on equity securities on the consolidated statements of income were $15 thousand and $(3) thousand, respectively for the years ended December 31, 2023 and 2022.

The Bank monitors the credit quality of held-to-maturity debt securities primarily through utilizing their credit rating. The Bank monitors the credit rating on a quarterly basis. There are no nonperforming held-to-maturity securities. As of December 31, 2023, no ACL was required for any held-to-maturity security. The majority of the securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Bank. The following table summarizes the amortized cost of held-to maturity debt securities at December 31, 2023, aggregated by credit quality indicator:

(Dollars in thousands)	U.S. Treasury securities	Mortgage- backed securities of government agencies	State and political subdivisions
December 31, 2023
Credit rating:
AAA / AA / A	$10,305	$213,425	$2,549
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$10,305	$213,425	$2,549

The following table presents gross unrealized losses, fair value of securities, aggregated by investment category, and length of time individual available-for-sale securities have been in a continuous unrealized loss position, on December 31 2023:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
2023
Available-for-sale
U.S. Treasury securities	$—	$—	$(421)	$17,689	$(421)	$17,689
U.S. Government agencies	—	—	(848)	13,152	(848)	13,152
Mortgage-backed securities of government agencies	(3)	1,909	(7,329)	52,144	(7,332)	54,053
Asset-backed securities of government agencies	—	—	(25)	523	(25)	523
State and political subdivisions	(28)	1,783	(862)	14,263	(890)	16,046
Corporate bonds	—	—	(2,056)	26,586	(2,056)	26,586
Total temporarily impaired available-for-sale securities	$(31)	$3,692	$(11,541)	$124,357	$(11,572)	$128,049

2022
Available-for-sale
U.S. Treasury securities	$(798)	$17,405	$(171)	$4,820	$(969)	$22,225
U.S. Government agencies	—	—	(1,369)	12,630	(1,369)	12,630
Mortgage-backed securities of government agencies	(1,046)	16,188	(7,813)	44,519	(8,859)	60,707
Asset-backed securities of government agencies	—	—	(15)	618	(15)	618
State and political subdivisions	(189)	9,079	(796)	9,848	(985)	18,927
Corporate bonds	(1,165)	13,502	(1,346)	12,727	(2,511)	26,229
Held-to-maturity
U.S. Treasury securities	—	—	(1,136)	11,617	(1,136)	11,617
Mortgage-backed securities of government agencies	(9,733)	79,325	(24,318)	118,692	(34,051)	198,017
State and political subdivisions	—	—	(261)	1,903	(261)	1,903
Total temporarily impaired securities	$(12,931)	$135,499	$(37,225)	$217,374	$(50,156)	$352,873

There were 126 available-for-sale securities in an unrealized loss position on December 31, 2023, 114 of which were in a continuous loss position for twelve (12) months or more. Each quarter the Company conducts a comprehensive security-level impairment assessment on the securities portfolio. Management believes the Company will fully recover the cost of these securities. Unrealized losses on the Company’s fixed-rate debt securities are a result of interest rate increases. U.S. Treasury securities and investments in securities of U.S. government sponsored agency bonds comprise $96 million of total AFS securities. The remaining $44 million of non-agency debt securities is made up of Corporate Bonds and debt securities of State and Political Subdivisions. For non-agency debt securities, the Company verified the current credit ratings remain above investment grade. Non-rated debt securities total $10 million. Annually, management reviews the credit profile of each non-rated issue and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and, therefore, no allowance for credit losses has been recorded. Management believes the value will recover as the securities approach maturity or market interest rates decline.

NOTE 3 – LOANS

Loans consisted of the following on December 31:

(Dollars in thousands)	2023
Commercial and industrial	$152,125
Commercial real estate	190,702
Commercial lessors of buildings	82,687
Construction	49,214
Consumer mortgage	166,891
Home equity line of credit	43,269
Consumer installment	10,636
Consumer indirect	5,957
Total loans	701,481
Allowance for credit losses	(6,607)
Deferred loan fees, net	(77)
Net Loans	$694,797

(Dollars in thousands)	2022
Commercial	$129,343
Commercial real estate	231,785
Residential real estate	194,125
Construction & land development	55,318
Consumer	16,387
Total loans	626,958
Allowance for loan losses	(6,838)
Deferred loan costs, net	213
Net loans *	$620,333

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

With respect to loans to developers and builders secured by non-owner occupied properties, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction and land development loans are underwritten utilizing independent appraisal reviews, lease rates, and financial analysis of developers and property owners. Construction and land development loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction and land development loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or permanent financing from the Company. These loans are closely monitored by on-site inspections and are considered to have higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing.

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

Concentrations of Credit

Nearly all the Company’s lending activity occurs within the State of Ohio, including the four counties of Holmes, Stark, Tuscarawas, and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. Credit concentrations, including commitments, as determined using North American Industry Classification Codes (NAICS), to the three largest industries compared to total loans at December 31, 2023, included $68 million, or 10% of total loans to lessors of non-residential buildings; $40 million, or 6%, of total loans to animal food producers; and $22 million, or 3% of total loans to lessors of residential buildings. The Company has less than 1% of total loans outstanding to loans secured by commercial office space. These loans are generally secured by real property and equipment, with repayment expected from operational cash flow. Credit evaluation is based on a review of cash flow coverage of principal and interest payments, and the adequacy of the collateral received.

Allowance for Credit Losses

The following table details activity in the allowance for credit losses ("ACL") by portfolio segment for the years ended December 31, 2023, and 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

During 2023, ACL balances were affected by the adoption of ASC 326 which changed the methodology for calculating the allowance for credit losses. These changes resulted in the addition of three new loan categories. In addition to the new methodology changes, the decrease in the commercial real estate provision was primarily related to the payoff of one large loan relationship with a specific allocation and the improvement of other specifically evaluated loans. The decrease in the provision for commercial and industrial loans was primarily due to the recovery of a prior loan charge off. The increase in the provision for commercial lessors of buildings relates to the increase in loans graded special mention. The increase in provision for consumer mortgages primarily relates to increased loan volume. The increase in the consumer indirect category is due to the increase in charge-offs in this portfolio.

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

Summary of Allowance for Credit Losses on Loans

The following table details activity in the allowance for credit losses on loans during the year ended December 31 2023:

(Dollars in thousands)	Beginning ALL Balance	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provisions (Recovery)	Ending ACL Balance
December 31, 2023
Commercial and industrial	$1,110	$658	$—	$181	$(212)	$1,737
Commercial real estate	2,760	(541)	—	9	(591)	1,637
Commercial lessors of buildings	—	974	—	—	226	1,200
Construction	803	(515)	—	—	45	333
Consumer mortgage	1,268	(580)	—	1	418	1,107
Home equity line of credit	—	201	—	—	87	288
Consumer installment	233	(183)	(46)	20	52	76
Consumer indirect	—	91	(66)	31	173	229
Unallocated	664	(664)	—	—	—	—
Total	$6,838	$(559)	$(112)	$242	$198	$6,607

Summary of Allowance for Loan Losses

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2022:

(Dollars in thousands)	Beginning ALL Balance	(Recovery) Provision for Loan Losses	Charge-offs	Recoveries	Net (Charge-offs) Recoveries	Ending ALL Balance
December 31, 2022
Commercial	$1,240	$47	$(227)	$50	$(177)	$1,110
Commercial real estate	2,838	(68)	(13)	3	(10)	2,760
Residential real estate	992	273	—	3	3	1,268
Construction & land development	1,380	(889)	—	312	312	803
Consumer	421	(175)	(48)	35	(13)	233
Unallocated	747	(83)				664
Total	$7,618	$(895)	$(288)	$403	$115	$6,838

Age Analysis of Past-Due Loans Receivable and Nonperforming Loans

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans
December 31, 2023
Commercial and industrial	$151,964	$111	$50	$—	$161	$152,125
Commercial real estate	190,702	—	—	—	—	190,702
Commercial lessors of buildings	82,687	—	—	—	—	82,687
Construction	49,214	—	—	—	—	49,214
Consumer mortgage	166,411	307	173	—	480	166,891
Home equity line of credit	42,955	33	281	—	314	43,269
Consumer installment	10,602	25	9	—	34	10,636
Consumer indirect	5,821	52	84	—	136	5,957
Total Loans	$700,356	$528	$597	$—	$1,125	$701,481

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of December 31, 2023:

(Dollars in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
December 31, 2023
Commercial and industrial	$59	$—	$59	$—	$59
Commercial real estate	62	—	62	—	62
Commercial lessors of buildings	15	—	15	—	15
Construction	—	—	—	—	—
Consumer mortgage	172	—	172	—	172
Home equity line of credit	—	—	—	—	—
Consumer installment	49	—	49	—	49
Consumer indirect	39	—	39	—	39
Total Loans	$396	$—	$396	$—	$396

Interest income recognized on nonaccrual loans as of December 31, 2023 was $2 thousand on commercial real estate loans and $33 thousand on consumer mortgage loans. Several consumer mortgage loans on nonaccrual are at an amortized cost basis of $0 and all payments are being recognized as interest income when received.

The following table presents the aging of accruing past due and nonaccrual loans by class of loans as of December 31, 2022:

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

Credit Quality Indicators

The Company categorizes commercial and commercial real estate loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial and commercial real estate loans individually by classifying the loans as to credit risk. This analysis includes commercial loans with an outstanding exposure balance greater than $500 thousand. This analysis is performed on an annual basis.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Based on the most recent analysis performed, the following tables present the recorded investment in non-homogeneous loans by internal risk rating system:

	Term Loans Amortized Costs Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
December 31, 2023
Commercial and industrial:
Pass	$32,037	$25,996	$12,196	$5,207	$3,388	$7,112	$45,423	$—	$131,359
Special mention	76	225	522	33	33	65	3,872	—	4,826
Substandard	782	2,968	1,021	1,017	106	1,416	8,630	—	15,940
Doubtful	—	—	—	—	—	—	—	—	—
Total	$32,895	$29,189	$13,739	$6,257	$3,527	$8,593	$57,925	$—	$152,125
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$22,206	$38,696	$54,830	$12,233	$19,543	$21,938	$647	$—	$170,093
Special Mention	241	1,380	2,292	2,496	—	322	—	—	6,731
Substandard	1,150	—	888	—	466	11,374	—	—	13,878
Doubtful	—	—	—	—	—	—	—	—	—
Total	$23,597	$40,076	$58,010	$14,729	$20,009	$33,634	$647	$—	$190,702
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial lessors of buildings:
Pass	$18,353	$22,762	$15,455	$6,429	$3,543	$8,934	$360	$—	$75,836
Special Mention	—	436	1,687	—	3,578	—	—	—	5,701
Substandard	—	—	—	989	—	161	—	—	1,150
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18,353	$23,198	$17,142	$7,418	$7,121	$9,095	$360	$—	$82,687
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial construction:
Pass	$24,119	$14,855	$576	$272	$281	$256	$—	$—	$40,359
Special Mention	—	258	43	635	—	—	—	—	936
Substandard	—	—	—	30	80	—	—	—	110
Doubtful	—	—	—	—	—	—	—	—	—
Total	$24,119	$15,113	$619	$937	$361	$256	$—	$—	$41,405
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total
Pass	$96,715	$102,309	$83,057	$24,141	$26,755	$38,240	$46,430	$—	$417,647
Special Mention	317	2,299	4,544	3,164	3,611	387	3,872	—	18,194
Substandard	1,932	2,968	1,909	2,036	652	12,951	8,630	—	31,078
Doubtful	—	—	—	—	—	—	—	—	—
Total	$98,964	$107,576	$89,510	$29,341	$31,018	$51,578	$58,932	$—	$466,919
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
December 31, 2022
Commercial	$119,353	$282	$7,927	$—	$1,781	$129,343
Commercial real estate	220,414	485	8,352	—	2,534	231,785
Construction & land development	40,640	6,655	—	—	8,023	55,318
Total	$380,407	$7,422	$16,279	$—	$12,338	$416,446

The Company monitors the credit risk profile by payment activity for the loan classes listed below. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. The following table presents the amortized cost in residential consumer loans based on payment activity:

	Term Loans Amortized Costs Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior			Total
December 31, 2023
Consumer mortgage:
Performing	$24,521	$34,798	$35,802	$32,259	$8,931	$30,408	$—	$—	$166,719
Nonperforming	—	—	—	—	—	172	—	—	172
Total	$24,521	$34,798	$35,802	$32,259	$8,931	$30,580	$—	$—	$166,891
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer construction:
Performing	$5,463	$1,477	$264	$483	$81	$41	$—	$—	$7,809
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$5,463	$1,477	$264	$483	$81	$41	$—	$—	$7,809
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$43,223	$46	$43,269
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$43,223	$46	$43,269
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$5,705	$3,067	$981	$513	$118	$184	$68	$—	$10,636
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$5,705	$3,067	$981	$513	$118	$184	$68	$—	$10,636
YTD gross charge-offs	$2	$12	$19	$5	$2	$6	$—	$—	$46
Consumer indirect:
Performing	$858	$1,086	$622	$568	$607	$2,128	$—	$—	$5,869
Nonperforming	—	3	—	—	81	4	—	—	88
Total	$858	$1,089	$622	$568	$688	$2,132	$—	$—	$5,957
YTD gross charge-offs	$—	$—	$—	$—	$—	$66	$—	$—	$66
Total
Performing	$36,547	$40,428	$37,669	$33,823	$9,737	$32,761	$43,291	$46	$234,302
Nonperforming	—	3	—	—	81	176	—	—	260
Total	$36,547	$40,431	$37,669	$33,823	$9,818	$32,937	$43,291	$46	$234,562
Total YTD gross charge-offs	$2	$12	$19	$5	$2	$72	$—	$—	$112

Consumer mortgages are substantially secured by one to four family owner occupied properties and consumer indirect loans are substantially secured by recreational vehicles. All nonperforming consumer loans are evaluated when placed on nonaccrual status and may be charged down based on the fair value of the collateral less cost to sell, if that value is lower than the outstanding balance.

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Bank modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Bank may provide multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

There were no modifications of loans to borrowers in financial distress completed during the year ended December 31, 2023.

Impaired Loans

The following impaired loan information relates to required disclosures under the previous incurred loan loss methodology and are only presented with prior period information. The following table presents the balance in the allowance for loan losses and the ending loan balances by portfolio segment and impairment method at December 31, 2022:

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

The following table presents loans individually evaluated for impairment by class of loans at December 31, 2022:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment [1]	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2022
Commercial	$123	$124	$—	$124	$—	$327	$7
Commercial real estate	117	92	20	112	—	118	4
Residential real estate	733	166	518	683	—	758	31
Construction & land development	—	—	—	—	—	123	—
Consumer	127	6	121	127	4	130	8
Total impaired loans	$1,101	$387	$659	$1,046	$4	$1,456	$50

1 Includes principal, accrued interest, unearned fees, and origination costs.

Real Estate Loans in Foreclosure

There was no other real estate owned on December 31, 2023, or 2022, respectively. Mortgage loans in the process of foreclosure were $8 thousand on December 31, 2023 and $17 thousand on December 31, 2022.

Mortgage Servicing Rights

For the years ended December 31, 2023 and 2022, the Company had outstanding MSRs of $600 thousand and $621 thousand, respectively. The capitalized additions of servicing rights are included in net gain on sale of loans on the Consolidated Statements of Income. No valuation allowance was recorded on December 31, 2023 or 2022, as the fair value of the MSRs approximates their carrying value. On December 31, 2023, the Company had $124 million residential mortgage loans sold with servicing retained as compared to $130 million sold with servicing retained on December 31, 2022.

Total loans serviced for others including commercial loans, approximated $132 million and $138 million on December 31, 2023, and 2022, respectively.

The following summarizes mortgage servicing rights capitalized and amortized during each year:

(Dollars in thousands)	2023	2022
Beginning of year	$621	$604
Capitalized additions	47	97
Amortization	(68)	(80)
Valuation allowance	—	—
End of year	$600	$621

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following on December 31:

(Dollars in thousands)	2023	2022
Land and improvements	$2,540	$2,550
Buildings and improvements	14,698	14,459
Furniture and equipment	6,642	6,922
Leasehold improvements	329	329
Premises and equipment, cost	24,209	24,260
Accumulated depreciation	11,207	10,846
Premises and equipment, net	$13,002	$13,414

Depreciation expense amounted to $826 thousand and $818 thousand for the years ended December 31, 2023, and 2022, respectively.

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

Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in occupancy and equipment expense in the Consolidated Statements of Income. The leases relate to bank branches with remaining lease terms of generally 2 to 5 years. Certain lease arrangements contain extension options which are typically 2 to 5 years at the then fair market rental rates. If these extension options are considered reasonably certain of exercise, they are included in the lease term.

As of December 31, 2023, operating lease ROU assets were $306 thousand, and lease liabilities were $299 thousand. These amounts are included in other assets and other liabilities on the Consolidated Balance Sheets. For the years ended December 31, 2023, and 2022, CSB recognized $112 thousand, and $107 thousand in operating lease cost respectively, which are included in occupancy expense on the Consolidated Statements of Income.

The following table summarizes other information related to our operating leases:

December 31, 2023
Weighted-average remaining lease term - operating leases in years	2.8
Weighted-average discount rate - operating leases	2.69%

The following table presents aggregate lease maturities and obligations as of December 31, 2023:

(Dollars in thousands)
December 31, 2023
2024	$101
2025	82
2026	79
2027	45
2028	10
2029 and thereafter	—
Total lease payments	317
Less: interest	18
Present value of lease liabilities	$299

NOTE 6 – INTEREST-BEARING DEPOSITS

Interest-bearing deposits on December 31 were as follows:

(Dollars in thousands)	2023	2022
Demand	$256,621	$241,227
Savings	277,529	313,826
Time deposits:
$250,000 and greater	59,347	28,839
Other	132,233	89,242
Total interest-bearing deposits	$725,730	$673,134

On December 31, 2023, stated maturities of time deposits were as follows:

(Dollars in thousands)
2024	$155,697
2025	30,442
2026	3,700
2027	1,282
2028	459
Total	$191,580

NOTE 7 – BORROWINGS

Short-term borrowings

Short-term borrowings include overnight repurchase agreements, federal funds purchased, and short-term advances through the FHLB. The outstanding balances and related information for short-term borrowings are summarized as follows:

(Dollars in thousands)	2023	2022
Balance at year-end	$35,843	$32,550
Average balance outstanding	32,478	37,367
Maximum month-end balance	37,479	39,073
Weighted-average rate at year-end	1.18%	0.80%
Weighted-average rate during the year	1.03	0.28

Average balances outstanding during the year represent daily average balances; average interest rates represent interest expenses divided by the related average balances.

The following table provides additional detail regarding the collateral pledged to secure repurchase agreements accounted for as secured borrowings:

	Remaining Contractual Maturity Overnight and Continuous
(Dollars in thousands)	December 31, 2023	December 31, 2022
Securities of U.S. Government agencies and mortgage-backed securities of government agencies pledged, fair value	$36,002	$32,775
Repurchase agreements	35,843	32,550

Other borrowings

The following table sets forth information concerning other borrowings:

	Maturity Range		Weighted Average Interest	Stated Interest Rate Range		At December 31,
(Dollars in thousands)	From	To	Rate	From	To	2023	2022
Fixed-rate amortizing	4/1/24	6/1/37	1.97%	1.16%	2.01%	$1,754	$2,461

Maturities of other borrowings on December 31, 2023, are summarized as follows for the years ended December 31:

(Dollars in thousands)	Amount	Weighted Average Rate
2024	$488	1.94%
2025	349	1.98
2026	262	1.98
2027	195	1.99
2028	144	1.99
2029 and beyond	316	1.99
Total other borrowings	$1,754	1.97%

Monthly principal and interest payments, as well as 10% – 20% principal curtailments on the borrowings’ anniversary dates are due on the fixed-rate amortizing borrowings. FHLB borrowings are secured by a blanket collateral agreement on all one-to-four family residential real estate loans. On December 31, 2023, the Company had the capacity to borrow an additional $128 million from the FHLB.

NOTE 8 – INCOME TAXES

Income tax expense was as follows:

(Dollars in thousands)	2023	2022
Current	$3,334	$3,358
Deferred	293	(135)
Total income tax provision	$3,627	$3,223

Effective tax rates were 19.7% and 19.5% for 2023 and 2022 and differ from the federal statutory rate of 21% applied to income before taxes due to the following:

(Dollars in thousands)	2023	2022
Expected provision using statutory federal income tax rate	$3,860	$3,473
Effect of bond and loan tax-exempt income	(104)	(113)
Bank owned life insurance income	(147)	(141)
Other	18	4
Total income tax provision	$3,627	$3,223

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities on December 31 were as follows:

(Dollars in thousands)	2023	2022
Allowance for credit losses	$1,485	$1,534
Unrealized loss on securities	2,730	3,434
Other	225	35
Deferred tax assets	4,440	5,003
Premises and equipment	(554)	(598)
Federal Home Loan Bank stock dividends	(95)	(268)
Deferred loan fees	(312)	(288)
Prepaid expenses	(205)	(188)
Other	(640)	(602)
Deferred tax liabilities	(1,806)	(1,944)
Net deferred tax asset	$2,634	$3,059

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years prior to 2020.

NOTE 9 – EMPLOYEE BENEFITS

The Company sponsors a contributory 401(k) profit-sharing plan (the “Plan”) covering substantially all employees who meet certain age and service requirements. The Plan permits investment in the Company’s common stock subject to various limitations and provides for discretionary profit sharing and matching contributions. The discretionary profit-sharing contribution is determined annually by the Board of Directors and amounted to 3.25% in 2023 and 3.00% in 2022 of each eligible participant’s compensation. Beginning in 2018, the Plan provided for a 100% Company match up to a maximum of 4% of eligible compensation. The Company auto enrolls all eligible new hires into the Plan. Expense under the Plan amounted to approximately $809 thousand and $735 thousand for 2023 and 2022, respectively.

The Company sponsors a non-qualified deferred compensation plan covering eligible officers. Expense under the plan amounted to $6 thousand and $3 thousand in 2023 and 2022, respectively.

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

The following financial instruments whose contract amount represents credit risk were outstanding on December 31:

(Dollars in thousands)	2023	2022
Commitments to extend credit	$277,553	$266,422
Letters of credit	4,379	1,376

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

The Company had $736 thousand allowance for credit losses for unfunded loan commitments as of December 31, 2023 and $0 as of December 31, 2022. The increase in the ACL for unfunded loan commitments was primarily due to construction projects that have not been completed and fully drawn.

NOTE 11 – RELATED-PARTY TRANSACTIONS

In the ordinary course of business, loans are made by the Bank to executive officers, directors, their immediate family members, and their related business interests consistent with Federal Reserve Regulation O and GAAP definition of related parties.

The following is an analysis of activity of related-party loans for the years ended December 31:

(Dollars in thousands)	2023	2022
Balance at beginning of year	$332	$46
New loans and advances	23	319
Repayments, including loans sold	50	33
Balance at end of year	$305	$332

Deposits from executive officers, directors, their immediate family members, and their related business interests on December 31, 2023, and 2022 were approximately $9.3 million and $6.2 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of Total capital, Tier 1 capital and Common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes as of December 31, 2023 and 2022, the Company and Bank met or exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2023, the most recent notification from federal and state banking agencies categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” an institution must maintain minimum Total risk-based, Tier 1 risk-based, Common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. There are no known conditions or events since that notification that Management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of December 31 are presented in the following tables:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2023
Total capital to risk-weighted assets
Consolidated	$120,824	16.3%	$59,480	8.0%	$74,349	10.0%
Bank	120,184	16.2	59,446	8.0	74,308	10.0
Tier 1 capital to risk-weighted assets
Consolidated	113,481	15.3	44,610	6.0	59,480	8.0
Bank	112,841	15.2	44,585	6.0	59,446	8.0
Common equity tier 1 capital to risk-weighted assets
Consolidated	113,481	15.3	33,457	4.5	48,327	6.5
Bank	112,841	15.2	33,439	4.5	48,300	6.5
Tier 1 leverage ratio
Consolidated	113,481	9.6	47,340	4.0	59,175	5.0
Bank	112,841	9.5	47,324	4.0	59,155	5.0

2022
Total capital to risk-weighted assets
Consolidated	$110,949	16.0%	$55,339	8.0%	$69,174	10.0%
Bank	109,778	15.9	55,315	8.0	69,144	10.0
Tier 1 capital to risk-weighted assets
Consolidated	104,111	15.1	41,505	6.0	55,339	8.0
Bank	102,940	14.9	41,486	6.0	55,315	8.0
Common equity tier 1 capital to risk-weighted assets
Consolidated	104,111	15.1	31,128	4.5	44,963	6.5
Bank	102,940	14.9	31,115	4.5	44,943	6.5
Tier 1 leverage ratio
Consolidated	104,111	8.8	47,370	4.0	59,213	5.0
Bank	102,940	8.7	47,358	4.0	59,197	5.0

The Company’s primary source of funds with which to pay dividends, are dividends received from the Bank. The payment of dividends by the Bank to the Company is subject to restrictions by its regulatory agencies. These restrictions generally limit dividends to current year net income and prior two-years’ net retained earnings. Also, dividends may not reduce capital levels below the minimum regulatory requirements disclosed in the prior table. Under these provisions, on January 1, 2024, the Bank could dividend $26.5 million to the Company. The Company does not anticipate the financial need to obtain regulatory approval to pay dividends. Federal law prevents the Company from borrowing from the Bank unless loans are secured by specific obligations. Further, such secured loans are limited to an amount not exceeding ten percent of the Bank’s common stock and capital surplus.

NOTE 13 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION

A summary of condensed financial information of the parent company as of December 31, 2023, and 2022, and for each of the two years in the period ended December 31, 2023, follows:

(Dollars in thousands)	2023	2022
CONDENSED BALANCE SHEETS
ASSETS
Cash deposited with subsidiary bank	$271	$805
Investment in subsidiary bank	107,299	94,749
Equity securities	259	244
Other assets	174	162
TOTAL ASSETS	$108,003	$95,960
LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$64	$40
Total shareholders’ equity	107,939	95,920
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$108,003	$95,960

(Dollars in thousands)	2023	2022
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Dividends on securities	$9	$7
Dividends from subsidiary	5,200	3,950
Unrealized gain (loss) on equity securities	15	(3)
Total income	5,224	3,954
Operating expenses	391	407
Income before taxes and undistributed equity income of subsidiary	4,833	3,547
Income tax benefit	74	86
Equity earnings in subsidiary, net of dividends	9,849	9,680
NET INCOME	$14,756	$13,313
COMPREHENSIVE INCOME	$17,405	$2,519

(Dollars in thousands)	2023	2022
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities
Net income	$14,756	$13,313
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings in subsidiary, net of dividends	(9,849)	(9,680)
Change in other assets and liabilities	(3)	(27)
Net cash provided by operating activities	4,904	3,606
Cash flows from investing activities
Purchase of equity securities	—	(131)
Net cash used in investing activities	—	(131)
Cash flows from financing activities
Cash dividends paid	(4,013)	(3,526)
Purchase of treasury stock	(1,425)	(388)
Net cash used in financing activities	(5,438)	(3,914)
Decrease in cash	(534)	(439)
Cash at beginning of year	805	1,244
Cash at end of year	$271	$805

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of December 31, 2023, and December 31, 2022, by level within the fair value hierarchy. No liabilities were carried at fair value. As required by the accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost, adjusted for impairment and observable price changes.

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:		December 31, 2023
Securities available-for-sale
U.S. Treasury securities	$17,689	$—	$—	$17,689
U.S. Government agencies	—	13,152	—	13,152
Mortgage-backed securities of government agencies	—	65,045	—	65,045
Asset-backed securities of government agencies	—	523	—	523
State and political subdivisions	—	16,586	—	16,586
Corporate bonds	—	27,085	—	27,085
Total available-for-sale securities	$17,689	$122,391	$—	$140,080
Equity securities	$213	$—	$—	$213

Assets:		December 31, 2022
Securities available-for-sale
U.S. Treasury securities	$22,225	$—	$—	$22,225
U.S. Government agencies	—	12,630	—	12,630
Mortgage-backed securities of government agencies	—	68,890	—	68,890
Asset-backed securities of government agencies	—	618	—	618
State and political subdivisions	—	19,477	—	19,477
Corporate bonds	—	26,229	—	26,229
Total available-for-sale securities	$22,225	$127,844	$—	$150,069
Equity securities	$198	$—	$—	$198

NOTE 15 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments carried at amortized cost as of December 31 were as follows:

	2023
	Carrying				Total Fair
(Dollars in thousands)	Value	Level I	Level II	Level III	Value
Financial assets
Securities held-to-maturity	$226,279	$9,507	$185,223	$—	$194,730
Net loans	694,797	—	—	663,510	663,510
Mortgage servicing rights	600	—	—	600	600
Financial liabilities
Deposits	$1,027,427	$835,847	$—	$193,126	$1,028,973
Other borrowings	1,754	—	—	1,546	1,546

	2022
	Carrying				Total Fair
(Dollars in thousands)	Value	Level I	Level II	Level III	Value
Financial assets
Securities held-to-maturity	$247,401	$11,617	$200,337	$—	$211,954
Loans held for sale	52	55	—	—	55
Net loans	620,333	—	—	600,720	600,720
Mortgage servicing rights	621	—	—	621	621
Financial liabilities
Deposits	$1,023,417	$905,335	$—	$114,478	$1,019,813
Other borrowings	2,461	—	—	2,321	2,321

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a level 1 fair value that approximates their carrying value.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive (loss) income by component net of tax for the years ended December 31, 2023, and 2022:

(Dollars in thousands)	Pretax	Tax Effect	After-Tax
BALANCE AS OF DECEMBER 31, 2021	$(2,691)	$566	$(2,125)
Unrealized holding loss on available-for-sale securities arising during the period	(13,952)	2,930	(11,022)
Amortization of held-to-maturity discount resulting from transfer	289	(61)	228
Total other comprehensive loss	(13,663)	2,869	(10,794)

BALANCE AS OF DECEMBER 31, 2022	$(16,354)	$3,435	$(12,919)
Unrealized holding gain on available-for-sale securities arising during the period	3,168	(666)	2,502
Amortization of held-to-maturity discount resulting from transfer	187	(40)	147
Total other comprehensive income	3,355	(706)	2,649

BALANCE AS OF DECEMBER 31, 2023	$(12,999)	$2,729	$(10,270)

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

There have been no changes during the quarter ended December 31, 2023, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, CSB’s 2023 internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 24, 2024 (the “2024 Annual Meeting”), is incorporated herein by reference from the information to be included under the captions “Proposal One – Election of Directors,” “Nominees for Election of Directors,” and “Directors Continuing in Office” in the Company’s definitive proxy statement relating to the 2024 Annual Meeting to be filed with the SEC (the “2024 Proxy Statement”) no later than 120 days after December 31, 2023. The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the information to be included under the caption “Executive Officers” in the 2024 Proxy Statement.

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

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders may recommend nominees to the Company’s Board of Directors can be found under the caption, “Shareholder Recommendations” in the 2024 Proxy Statement.

Audit Committee

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections, “Membership and Meetings of the Board and its Committees” and the subsection, “Committees of the Board of Directors – Audit Committee” in the 2024 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections, “Discussion of Executive Compensation Programs” and, “Executive Compensation and Other Information” and the subsection, “Directors’ Compensation” under the section captioned, “Membership and Meetings of the Board and its Committees” in the 2024 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Compensation Committee Interlocks and Insider Participation” in the 2024 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “The Compensation Committee Report” in the 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

None.

Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Certain Relationships and Related Transactions” in the 2024 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Membership and Meetings of the Board and its Committees” in the 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the section, “Independent Registered Public Accounting Firm Fees” and subsection, “Audit Committee Procedures for Pre-Approval of Services by the Independent Public Accounting Firm” in the 2024 Proxy Statement.

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

3.2.2

Amendment to Article III, Section 3, to the Code of Regulations of CSB Bancorp, Inc., (incorporated by reference to the registrant's Form DEF 14A filed on March 16, 2023, Exhibit A, file number 000-21714).

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

10.4+	CSB Bancorp, Inc. Annual Incentive Plan (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 23, 2017, Exhibit 10.4, file number 000-21714).

10.5+	The Commercial & Savings Bank Deferred Compensation Plan (incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 26, 2019, Exhibit 10.1 file number 000-21714).

21*	Subsidiaries of CSB Bancorp, Inc.

23.1*	Consent of S.R. Snodgrass, P.C.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

/s/ Eddie L. Steiner
Date: March 15, 2024	Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2024.

Signatures	Title

/s/ Eddie L. Steiner	President and Chief Executive Officer
Eddie L. Steiner

/s/ Paula J. Meiler	Senior Vice President and Chief Financial Officer
Paula J. Meiler

/s/ Pamela S. Basinger	Vice President and Principal Accounting Officer
Pamela S. Basinger

/s/ Robert K. Baker	Director
Robert K. Baker

/s/ Vikki G. Briggs	Director
Vikki G. Briggs

/s/ Julian L. Coblentz	Director
Julian L. Coblentz

/s/ Cheryl M. Kirkbride	Director
Cheryl M. Kirkbride

/s/ Stephen E. Schillig	Director
Stephen E. Schillig