Form 10-Q
period 2024-03-31
CSB Bancorp, Inc.
filed 2024-05-10
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 1, 2024, the registrant had 2,664,683 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED March 31, 2024

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share data)	2024	2023
ASSETS
Cash and cash equivalents
Cash and due from banks	$11,447	$24,463
Interest-earning deposits with banks	27,972	39,614
Total cash and cash equivalents	39,419	64,077
Securities
Available-for-sale, at fair value	134,926	140,080
Held-to-maturity fair value of $188,942 in 2024 and $194,730 in 2023 ($0 credit loss allowance)	222,095	226,279
Equity securities	253	259
Restricted stock, at cost	1,530	1,535
Total securities	358,804	368,153
Loans held for sale	105	—
Loans	710,822	701,404
Less allowance for credit losses	7,136	6,607
Net loans	703,686	694,797
Premises and equipment, net	12,936	13,002
Bank-owned life insurance	25,599	25,410
Goodwill	4,728	4,728
Accrued interest receivable and other assets	10,968	8,522
TOTAL ASSETS	$1,156,245	$1,178,689

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$277,898	$301,697
Interest-bearing	732,217	725,730
Total deposits	1,010,115	1,027,427
Short-term borrowings	29,484	35,843
Other borrowings	1,700	1,754
Allowance for credit losses on off-balance sheet commitments	1,285	736
Accrued interest payable and other liabilities	4,106	4,990
TOTAL LIABILITIES	1,046,690	1,070,750
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,664,683 shares in 2024 and 2,669,938 in 2023	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	99,191	97,297
Treasury stock at cost: 315,919 shares in 2024 and 310,664 shares in 2023	(7,729)	(7,532)
Accumulated other comprehensive loss	(10,351)	(10,270)
TOTAL SHAREHOLDERS' EQUITY	109,555	107,939
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,156,245	$1,178,689

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2024	2023
INTEREST AND DIVIDEND INCOME
Loans, including fees	$10,209	$7,969
Taxable securities	1,890	2,012
Nontaxable securities	88	101
Other	369	545
Total interest and dividend income	12,556	10,627
INTEREST EXPENSE
Deposits	3,300	1,584
Short-term borrowings	100	66
Other borrowings	8	12
Total interest expense	3,408	1,662
NET INTEREST INCOME	9,148	8,965
CREDIT LOSS EXPENSE
Provision for credit loss expense - loans	603	32
Provision (recovery) for credit loss expense - off-balance sheet commitments	549	(63)
Total provision (recovery) for credit loss expense	1,152	(31)
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	7,996	8,996
NONINTEREST INCOME
Service charges on deposit accounts	280	292
Trust services	394	258
Debit card interchange fees	507	521
Credit card fees	157	177
Gain on sale of loans, net	36	3
Earnings on bank owned life insurance	188	169
Unrealized gain (loss) on equity securities, net	(6)	9
Other income	216	199
Total noninterest income	1,772	1,628
NONINTEREST EXPENSES
Salaries and employee benefits	3,469	3,294
Occupancy expense	283	282
Equipment expense	224	207
Professional and director fees	332	321
Financial institutions tax	216	192
Marketing and public relations	128	123
Software expense	428	399
Debit card expense	189	146
FDIC insurance expense	135	71
Other expenses	738	684
Total noninterest expenses	6,142	5,719
Income before income taxes	3,626	4,905
FEDERAL INCOME TAX PROVISION	693	971
NET INCOME	$2,933	$3,934
Basic and diluted net earnings per share	$1.10	$1.46

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net income	$2,933	$3,934
Other comprehensive (loss) income
Unrealized (loss) gain arising during the period	(144)	1,327
Amortization of discount on securities transferred to held-to-maturity	41	46
Income tax effect	22	(289)
Other comprehensive (loss) income	(81)	1,084
Total comprehensive income	$2,852	$5,018

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Three Months Ended March 31, 2024
Balance at December 31, 2023	$18,629	$9,815	$97,297	$(7,532)	$(10,270)	$107,939
Net income	—	—	2,933	—	—	2,933
Other comprehensive loss	—	—	—	—	(81)	(81)
Purchase of 5,255 treasury shares	—	—	—	(197)	—	(197)
Cash dividends declared, $0.39 per share	—	—	(1,039)	—	—	(1,039)
Balance at March 31, 2024	$18,629	$9,815	$99,191	$(7,729)	$(10,351)	$109,555
Three Months Ended March 31, 2023
Balance at December 31, 2022	$18,629	$9,815	$86,502	$(6,107)	$(12,919)	$95,920
Net income	—	—	3,934	—	—	3,934
Cumulative effect of adoption of ASU 2016-13	—	—	52	—	—	52
Other comprehensive income	—	—	—	—	1,084	1,084
Purchase of 26,951 treasury shares	—	—	—	(1,019)	—	(1,019)
Cash dividends declared, $0.36 per share	—	—	(964)	—	—	(964)
Balance at March 31, 2023	$18,629	$9,815	$89,524	$(7,126)	$(11,835)	$99,007

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
NET CASH FROM OPERATING ACTIVITIES	$600	$2,784
CASH FLOWS USED IN INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	4,896	1,999
Proceeds from repayments, held-to-maturity	4,153	4,039
Redemption of FHLB stock	5	1,670
Loan originations, net	(9,177)	(20,671)
Property, equipment, and software acquisitions	(174)	(29)
Net cash used in investing activities	(297)	(12,992)
CASH FLOWS USED IN FINANCING ACTIVITIES
Net decrease in deposits	(17,312)	(15,910)
Net decrease in short-term borrowings	(6,359)	(2,737)
Repayment of other borrowings	(54)	(67)
Cash dividends paid	(1,039)	(964)
Purchase of treasury shares	(197)	(1,019)
Net cash used in financing activities	(24,961)	(20,697)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,658)	(30,905)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,077	86,420
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,419	$55,515
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$3,366	$1,640
Income taxes	—	—

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2024, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2023, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements. The results of operations for the period ended March 31, 2024 are not necessarily indicative of the operating results for the full year or any future interim period.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCMENTS

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consist of the following on March 31, 2024 and December 31, 2023:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2024
Available-for-sale
U.S. Treasury securities	$16,087	$—	$(341)	$—	$15,746
U.S. Government agencies	14,000	—	(788)	—	13,212
Mortgage-backed securities of government agencies	69,367	30	(7,712)	—	61,685
Asset-backed securities of government agencies	519	—	(11)	—	508
State and political subdivisions	17,453	—	(891)	—	16,562
Corporate bonds	29,112	6	(1,905)	—	27,213
Total available-for-sale	146,538	36	(11,648)	—	134,926
Held-to-maturity
U.S. Treasury securities	$10,317	$—	$(830)	$—	$9,487
Mortgage-backed securities of government agencies	209,236	—	(32,116)	—	177,120
State and political subdivisions	2,542	—	(207)	—	2,335
Total held-to-maturity	222,095	—	(33,153)	—	188,942
Equity securities	185	68	—	—	253
Restricted stock	1,530	—	—	—	1,530
Total securities	$370,348	$104	$(44,801)	$—	$325,651
December 31, 2023
Available-for-sale
U.S. Treasury securities	$18,110	$—	$(421)	$—	$17,689
U.S. Government agencies	14,000	—	(848)	—	13,152
Mortgage-backed securities of government agencies	72,279	98	(7,332)	—	65,045
Asset-backed securities of government agencies	548	—	(25)	—	523
State and political subdivisions	17,476	—	(890)	—	16,586
Corporate bonds	29,135	6	(2,056)	—	27,085
Total available-for-sale	151,548	104	(11,572)	—	140,080
Held-to-maturity
U.S. Treasury securities	10,305	—	(798)	—	9,507
Mortgage-backed securities of government agencies	213,425	—	(30,534)	—	182,891
State and political subdivisions	2,549	2	(219)	—	2,332
Total held-to-maturity	226,279	2	(31,551)	—	194,730
Equity securities	185	74	—	—	259
Restricted stock	1,535	—	—	—	1,535
Total securities	$379,547	$180	$(43,123)	$—	$336,604

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The amortized cost and fair value of debt securities on March 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$16,275	$15,939
Due after one through five years	46,315	44,048
Due after five through ten years	18,663	17,015
Due after ten years	65,285	57,924
Total debt securities available-for-sale	$146,538	$134,926
Held-to-maturity
Due in one year or less	$2,498	$2,439
Due after one through five years	5,170	4,812
Due after five through ten years	5,352	4,727
Due after ten years	209,075	176,964
Total debt securities held-to-maturity	$222,095	$188,942

Securities with a fair value of approximately $139 million and $126 million were pledged on March 31, 2024 and December 31, 2023, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $1.0 million on March 31, 2024 and December 31, 2023. The FHLB redeemed approximately $5 thousand in stock at $100 par value per share during the three month period ended March 31, 2024. Federal Reserve Bank stock was $471 thousand on March 31, 2024 and December 31, 2023.

There were no proceeds from sales of securities for the three-month periods ended March 31, 2024 and 2023. All gains and losses recognized on equity securities during the three-month periods were unrealized.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The following table presents gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, on March 31, 2024 and December 31, 2023:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2024
Available-for-sale
U.S. Treasury securities	$—	$—	$(341)	$15,746	$(341)	$15,746
U.S. Government agencies			(788)	13,212	(788)	13,212
Mortgage-backed securities of government agencies	(56)	6,055	(7,656)	51,753	(7,712)	57,808
Asset-backed securities of government agencies	—	—	(11)	508	(11)	508
State and political subdivisions	(3)	422	(888)	16,025	(891)	16,447
Corporate bonds	—	—	(1,905)	26,713	(1,905)	26,713
Total temporarily impaired available-for-sale securities	$(59)	$6,477	$(11,589)	$123,957	$(11,648)	$130,434

December 31, 2023
Available-for-sale
U.S. Treasury securities	$—	$—	$(421)	$17,689	$(421)	$17,689
U.S. Government agencies	—	—	(848)	13,152	(848)	13,152
Mortgage-backed securities of government agencies	(3)	1,909	(7,329)	52,144	(7,332)	54,053
Asset-backed securities of government agencies	—	—	(25)	523	(25)	523
State and political subdivisions	(28)	1,783	(862)	14,263	(890)	16,046
Corporate bonds	—	—	(2,056)	26,586	(2,056)	26,586
Total temporarily impaired available-for-sale securities	$(31)	$3,692	$(11,541)	$124,357	$(11,572)	$128,049

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

There were 114 securities in an unrealized loss position on March 31, 2024, 111 of which were in a continuous loss position for twelve (12) months or more. Each quarter the Company conducts a comprehensive security-level impairment assessment on the securities portfolio. Management believes the Company will fully recover the cost of these securities. Unrealized losses on the Company’s fixed-rate debt securities are a result of interest rate increases. U.S. Treasury securities and investments in securities of U.S. government sponsored agency bonds comprise $91 million of total AFS securities. The remaining $44 million of non-agency debt securities is made up of Corporate Bonds and debt securities to State and Political Subdivisions. For non-agency debt securities, the Company verified the current credit ratings remain above investment grade. Non-rated debt securities total $10.5 million. Annually, management reviews the credit profile of each non-rated issue and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and, therefore, no allowance for credit losses has been recorded. Management believes the value will recover as the securities approach maturity or market interest rates change.

The Bank monitors the credit quality of held-to-maturity debt securities primarily through utilizing their credit rating. The Bank monitors the credit rating on a quarterly basis. There are no nonperforming held-to-maturity securities. As of March 31, 2024, no ACL was required for any held-to-maturity security. The majority of the securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Bank. The following table summarizes the amortized cost of held-to maturity debt securities at March 31, 2024 and December 31, 2023, aggregated by credit quality indicator:

(Dollars in thousands)	U.S. Treasury securities	Mortgage- backed securities of government agencies	State and political subdivisions
March 31, 2024
Credit rating:
AAA / AA / A	$10,317	$209,236	$2,542
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$10,317	$209,236	$2,542

December 31, 2023
Credit rating:
AAA / AA / A	$10,305	$213,425	$2,549
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$10,305	$213,425	$2,549

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

The composition of net loans receivable as of March 31, 2024 and December 31, 2023:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Commercial and industrial	$146,300	$152,125
Commercial real estate	191,717	190,702
Commercial lessors of buildings	94,195	82,687
Construction	52,543	49,214
Consumer mortgage	165,836	166,891
Home equity line of credit	44,113	43,269
Consumer installment	10,538	10,636
Consumer indirect	5,625	5,957
Total loans	710,867	701,481
Allowance for credit losses	(7,136)	(6,607)
Deferred loan fees, net	(45)	(77)
Net Loans	$703,686	$694,797

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

The top ten collateral exposures in commercial real estate and commercial lessors of buildings at March 31, 2024 are as follows: Industrial, manufacturing and production $60 million; warehouses $40 million; retail $36 million; healthcare $26 million; senior housing $17 million; auto supply $16 million; lodging $11 million; office building $9 million; vacant land $9 million, and restaurants $8 million.

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

Construction and land development loans often involve the disbursement of substantial funds with repayment dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing.

The Company originates consumer loans utilizing a judgmental underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk.

The Company maintains an independent credit department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Loans serviced for others approximated $135 million and $132 million on March 31, 2024 and December 31, 2023, respectively.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Concentrations of Credit

Nearly all the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans. Credit concentrations, including commitments, as determined using North American Industry Classification Codes (NAICS), to the two largest industries compared to total loans on March 31, 2024, included $76.4 million, or 11%, of total loans to lessors of non-residential buildings, and $39.4 million, or 6%, of total loans to manufacturers of animal food. These loans are generally secured by real property and equipment, with repayment expected from operational cash flow. Credit evaluation is based on a review of cash flow coverage of principal, interest payments, and the adequacy of the collateral received.

Allowance for Credit Losses

The following table details activity in the allowance for credit losses ("ACL") by portfolio segment for the three-months ended March 31, 2024 and 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three-months ended March 31, 2024, the increase in the provision for commercial and industrial loans primarily relates to one individually evaluated commercial loan relationship which has a collateral advance shortfall; however the loan is currently performing. The remaining provision amounts for the quarter are primarily a result of changes in loan volume and weighted average remaining maturities of the loans in each category.

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (Recovery)	Ending Balance
Three Months Ended March 31, 2024
Commercial and industrial	$1,737	$(11)	$7	$491	$2,224
Commercial real estate	1,637	—	—	(25)	1,612
Commercial lessors of buildings	1,200	—	—	144	1,344
Construction	333	—	—	(10)	323
Consumer mortgage	1,107	—	1	(40)	1,068
Home equity line of credit	288	—	—	(4)	284
Consumer installment	76	(18)	3	13	74
Consumer indirect	229	(59)	3	34	207
	$6,607	$(88)	$14	$603	$7,136

(Dollars in thousands)	Beginning Balance	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provisions (Recovery)	Ending Balance
Three Months Ended March 31, 2023
Commercial and industrial	$1,110	$658	$—	$10	$43	$1,821
Commercial real estate	2,760	(541)	—	1	16	2,236
Commercial lessors of buildings	—	974	—	—	(9)	965
Construction	803	(515)	—	—	(17)	271
Consumer mortgage	1,268	(580)	—	—	5	693
Home equity line of credit	—	201	—	—	(15)	186
Consumer installment	233	(183)	(8)	—	5	47
Consumer indirect	—	91	(31)	24	4	88
Unallocated	664	(664)	—	—	—	—
	$6,838	$(559)	$(39)	$35	$32	$6,307

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

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans
March 31, 2024
Commercial and industrial	$146,224	$74	$2	$—	$76	$146,300
Commercial real estate	191,500	217	—	—	217	191,717
Commercial lessors of buildings	94,137	58	—	—	58	94,195
Construction	52,543	—	—	—	—	52,543
Consumer mortgage	164,788	836	212	—	1,048	165,836
Home equity line of credit	43,874	239	—	—	239	44,113
Consumer installment	10,486	48	4	—	52	10,538
Consumer indirect	5,516	101	8	—	109	5,625
Total Loans	$709,068	$1,573	$226	$—	$1,799	$710,867

December 31, 2023
Commercial and industrial	$151,964	$111	$50	$—	$161	$152,125
Commercial real estate	190,702	—	—	—	—	190,702
Commercial lessors of buildings	82,687	—	—	—	—	82,687
Construction	49,214	—	—	—	—	49,214
Consumer mortgage	166,411	307	173	—	480	166,891
Home equity line of credit	42,955	33	281	—	314	43,269
Consumer installment	10,602	25	9	—	34	10,636
Consumer indirect	5,821	52	84	—	136	5,957
Total Loans	$700,356	$528	$597	$—	$1,125	$701,481

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of March 31, 2024 and December 31, 2023:

(Dollars in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
March 31, 2024
Commercial and industrial	$53	$—	$53	$—	$53
Commercial real estate	61	—	61	—	61
Commercial lessors of buildings	14	—	14	—	14
Construction	—	—	—	—	—
Consumer mortgage	128	—	128	—	128
Home equity line of credit	—	—	—	—	—
Consumer installment	19	—	19	—	19
Consumer indirect	86	—	86	—	86
Total Loans	$361	$—	$361	$—	$361

December 31, 2023
Commercial and industrial	$59	$—	$59	$—	$59
Commercial real estate	62	—	62	—	62
Commercial lessors of buildings	15	—	15	—	15
Construction	—	—	—	—	—
Consumer mortgage	172	—	172	—	172
Home equity line of credit	—	—	—	—	—
Consumer installment	49	—	49	—	49
Consumer indirect	39	—	39	—	39
Total Loans	$396	$—	$396	$—	$396

Interest income recognized on nonaccrual loans for the three-months ended March 31, 2024 was $5 thousand on consumer mortgage loans. Several of the nonaccrual consumer mortgage loans are at an amortized cost basis of $0 and all payments received are being recognized as interest income.

Collateral-Dependent Financial Assets

When loan repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty, expected credit losses are based on the fair value of the collateral. The class of loan represents the primary collateral type associated with the loan. The following table presents the amortized cost basis of collateral dependent loans by class of loan:

	Type of Collateral
(Dollars in thousands)	Real Estate	Blanket Liens	Vehicles
March 31, 2024
Commercial and industrial	$—	$4,466	$500
Commercial real estate	1,127	—	—
Total collateral dependent loans	$1,127	$4,466	$500

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Based on the most recent analysis performed, the following tables present the recorded investment in non-homogeneous loans by internal risk rating system as of March 31, 2024 and December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2024
Commercial and industrial:
Pass	$3,524	$30,981	$25,246	$10,883	$4,553	$8,874	$42,493	$—	$126,554
Special mention	65	74	193	389	29	58	3,545	—	4,353
Substandard	—	769	2,909	933	825	1,328	8,629	—	15,393
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,589	$31,824	$28,348	$12,205	$5,407	$10,260	$54,667	$—	$146,300
YTD gross charge-offs	$—	$—	$—	$11	$—	$—	$—	$—	$11
Commercial real estate:
Pass	$4,553	$24,015	$37,006	$53,222	$12,130	$39,800	$855	$—	$171,581
Special Mention	—	239	1,479	2,266	2,093	304	—	—	6,381
Substandard	350	1,128	—	873	—	11,404	—	—	13,755
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,903	$25,382	$38,485	$56,361	$14,223	$51,508	$855	$—	$191,717
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial lessors of buildings:
Pass	$11,074	$20,194	$22,312	$16,520	$5,992	$15,811	$307	$—	$92,210
Special Mention	—	—	—	186	—	—	—	—	186
Substandard	—	—	571	235	979	14	—	—	1,799
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,074	$20,194	$22,883	$16,941	$6,971	$15,825	$307	$—	$94,195
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Construction:
Pass	$144	$27,032	$13,768	$561	$269	$503	$1,183	$—	$43,460
Special Mention	—	—	—	137	635	—	—	—	772
Substandard	—	—	—	—	—	78	—	—	78
Doubtful	—	—	—	—	—	—	—	—	—
Total	$144	$27,032	$13,768	$698	$904	$581	$1,183	$—	$44,310
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total
Pass	$19,295	$102,222	$98,332	$81,186	$22,944	$64,988	$44,838	$—	$433,805
Special Mention	65	313	1,672	2,978	2,757	362	3,545	—	11,692
Substandard	350	1,897	3,480	2,041	1,804	12,824	8,629	—	31,025
Doubtful	—	—	—	—	—	—	—	—	—
Total	$19,710	$104,432	$103,484	$86,205	$27,505	$78,174	$57,012	$—	$476,522
YTD gross charge-offs	$—	$—	$—	$11	$—	$—	$—	$—	$11

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2023
Commercial and industrial:
Pass	$32,037	$25,996	$12,196	$5,207	$3,388	$7,112	$45,423	$—	$131,359
Special mention	76	225	522	33	33	65	3,872	—	4,826
Substandard	782	2,968	1,021	1,017	106	1,416	8,630	—	15,940
Doubtful	—	—	—	—	—	—	—	—	—
Total	$32,895	$29,189	$13,739	$6,257	$3,527	$8,593	$57,925	$—	$152,125
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$22,206	$38,696	$54,830	$12,233	$19,543	$21,938	$647	$—	$170,093
Special Mention	241	1,380	2,292	2,496	—	322	—	—	6,731
Substandard	1,150	—	888	—	466	11,374	—	—	13,878
Doubtful	—	—	—	—	—	—	—	—	—
Total	$23,597	$40,076	$58,010	$14,729	$20,009	$33,634	$647	$—	$190,702
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial lessors of buildings:
Pass	$18,353	$22,762	$15,455	$6,429	$3,543	$8,934	$360	$—	$75,836
Special Mention	—	436	1,687	—	3,578	—	—	—	5,701
Substandard	—	—	—	989	—	161	—	—	1,150
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18,353	$23,198	$17,142	$7,418	$7,121	$9,095	$360	$—	$82,687
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial construction:
Pass	$24,119	$14,855	$576	$272	$281	$256	$—	$—	$40,359
Special Mention	—	258	43	635	—	—	—	—	936
Substandard	—	—	—	30	80	—	—	—	110
Doubtful	—	—	—	—	—	—	—	—	—
Total	$24,119	$15,113	$619	$937	$361	$256	$—	$—	$41,405
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total
Pass	$96,715	$102,309	$83,057	$24,141	$26,755	$38,240	$46,430	$—	$417,647
Special Mention	317	2,299	4,544	3,164	3,611	387	3,872	—	18,194
Substandard	1,932	2,968	1,909	2,036	652	12,951	8,630	—	31,078
Doubtful	—	—	—	—	—	—	—	—	—
Total	$98,964	$107,576	$89,510	$29,341	$31,018	$51,578	$58,932	$—	$466,919
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The Company monitors the credit risk profile by payment activity for the loan classes listed below. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. The following table presents the amortized cost in consumer loans based on payment activity as of March 31, 2024 and December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2024
Consumer mortgage:
Performing	$2,099	$25,363	$34,084	$35,158	$31,278	$37,726	$—	$—	$165,708
Nonperforming	—	—	—	—	—	128	—	—	128
Total	$2,099	$25,363	$34,084	$35,158	$31,278	$37,854	$—	$—	$165,836
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Construction:
Performing	$222	$5,918	$1,324	$258	$391	$120	$—	$—	$8,233
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$222	$5,918	$1,324	$258	$391	$120	$—	$—	$8,233
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$44,070	$43	$44,113
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$44,070	$43	$44,113
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$1,299	$5,073	$2,614	$807	$429	$237	$60	$—	$10,519
Nonperforming	—	8	3	—	—	8	—	—	19
Total	$1,299	$5,081	$2,617	$807	$429	$245	$60	$—	$10,538
YTD gross charge-offs	$—	$5	$8	$1	$—	$4	$—	$—	$18
Consumer indirect:
Performing	$77	$821	$1,040	$569	$547	$2,485	$—	$—	$5,539
Nonperforming	—	—	—	—	—	86	—	—	86
Total	$77	$821	$1,040	$569	$547	$2,571	$—	$—	$5,625
YTD gross charge-offs	$—	$—	$—	$—	$—	$59	$—	$—	$59
Total
Performing	$3,697	$37,175	$39,062	$36,792	$32,645	$40,568	$44,130	$43	$234,112
Nonperforming	—	8	3	—	—	222	—	—	233
Total	$3,697	$37,183	$39,065	$36,792	$32,645	$40,790	$44,130	$43	$234,345
YTD consumer gross charge-offs	$—	$5	$8	$1	$—	$63	$—	$—	$77

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2023
Consumer mortgage:
Performing	$24,521	$34,798	$35,802	$32,259	$8,931	$30,408	$—	$—	$166,719
Nonperforming	—	—	—	—	—	172	—	—	172
Total	$24,521	$34,798	$35,802	$32,259	$8,931	$30,580	$—	$—	$166,891
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer construction:
Performing	$5,463	$1,477	$264	$483	$81	$41	$—	$—	$7,809
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$5,463	$1,477	$264	$483	$81	$41	$—	$—	$7,809
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$43,223	$46	$43,269
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$43,223	$46	$43,269
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$5,705	$3,067	$981	$513	$118	$184	$68	$—	$10,636
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$5,705	$3,067	$981	$513	$118	$184	$68	$—	$10,636
YTD gross charge-offs	$2	$12	$19	$5	$2	$6	$—	$—	$46
Consumer indirect:
Performing	$858	$1,086	$622	$568	$607	$2,128	$—	$—	$5,869
Nonperforming	—	3	—	—	81	4	—	—	88
Total	$858	$1,089	$622	$568	$688	$2,132	$—	$—	$5,957
YTD gross charge-offs	$—	$—	$—	$—	$—	$66	$—	$—	$66
Total
Performing	$36,547	$40,428	$37,669	$33,823	$9,737	$32,761	$43,291	$46	$234,302
Nonperforming	—	3	—	—	81	176	—	—	260
Total	$36,547	$40,431	$37,669	$33,823	$9,818	$32,937	$43,291	$46	$234,562
YTD consumer gross charge-offs	$2	$12	$19	$5	$2	$72	$—	$—	$112

Consumer mortgages are substantially secured by one to four family owner occupied properties and consumer indirect loans are substantially secured by recreational vehicles. All nonperforming consumer loans are evaluated when placed on nonaccrual status and may be charged down based on the collateral fair value less cost to sell if that value is lower than the outstanding balance. As of March 31, 2024 there were two loans secured by consumer real estate totaling $38 thousand in process of foreclosure.

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

There were no modifications of loans to borrowers in financial distress completed during the three-months ended March 31, 2024 and 2023.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	March 31,	December 31,
(Dollars in thousands)	2024	2023
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$29,646	$36,002
Repurchase agreements	29,484	35,843

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of March 31, 2024 and December 31, 2023 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes and are not included in the table below.

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2024
Assets:
Securities available-for-sale
U.S. Treasury securities	$15,746	$—	$—	$15,746
U.S. Government agencies	—	13,212	—	13,212
Mortgage-backed securities of government agencies	—	61,685	—	61,685
Asset-backed securities of government agencies	—	508	—	508
State and political subdivisions	—	16,562	—	16,562
Corporate bonds	—	27,213	—	27,213
Total available-for-sale securities	$15,746	$119,180	$—	$134,926
Equity securities	$207	$—	$—	$207

December 31, 2023
Assets:
Securities available-for-sale
U.S. Treasury securities	$17,689	$—	$—	$17,689
U.S. Government agencies	—	13,152	—	13,152
Mortgage-backed securities of government agencies	—	65,045	—	65,045
Asset-backed securities of government agencies	—	523	—	523
State and political subdivisions	—	16,586	—	16,586
Corporate bonds	—	27,085	—	27,085
Total available-for-sale securities	$17,689	$122,391	$—	$140,080
Equity securities	$213	$—	$—	$213

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following methods and assumptions were used by the Company in determining the fair value of assets measured at fair value on a nonrecurring basis as described below:

Individually evaluated collateral dependent loans: Loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral securing these loans include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included unobservable inputs and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheet at their fair value as of March 31, 2024, by level within the fair value hierarchy.

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2024
Individually evaluated collateral dependent loans recorded at fair value:
Commercial and industrial	$—	$—	$4,439	$4,439
Commercial real estate	—	—	1,000	1,000
Total individually evaluated collateral dependent loans recorded at fair value:	$—	$—	$5,439	$5,439

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments carried at amortized cost as of March 31, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
March 31, 2024
Financial assets
Securities held-to-maturity	$222,095	$9,487	$179,455	$—	$188,942
Net loans	703,686	—	—	668,397	668,397
Mortgage servicing rights	593	—	—	593	593
Financial liabilities
Deposits	$1,010,115	$798,463	$—	$213,444	$1,011,907
Other borrowings	1,700	—	—	1,476	1,476

December 31, 2023
Financial assets
Securities held-to-maturity	$226,279	$9,507	$185,223	$—	$194,730
Net loans	694,797	—	—	663,510	663,510
Mortgage servicing rights	600	—	—	600	600
Financial liabilities
Deposits	$1,027,427	$835,847	$—	$193,126	$1,028,973
Other borrowings	1,754	—	—	1,546	1,546

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a Level I fair value that approximates their carrying value. The Company also has unrecognized financial instruments on March 31, 2024 and December 31, 2023. These financial instruments relate to commitments to extend credit and letters of credit. The aggregate contract amount of such financial instruments

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

was approximately $296 million on March 31, 2024 and $282 million on December 31, 2023. Such amounts are also considered to be the fair values.

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

Note 7- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three months ended March 31, 2024 and 2023:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three Months Ended March 31, 2024
Balance, beginning of period	$(12,999)	$2,729	$(10,270)
Unrealized holding loss on available-for-sale securities arising during the period	(144)	30	(114)
Amortization of held-to-maturity discount resulting from transfer	41	(8)	33
Total other comprehensive loss	(103)	22	(81)
Balance, end of period	$(13,102)	$2,751	$(10,351)

Three Months Ended March 31, 2023
Balance, beginning of period	$(16,354)	$3,435	$(12,919)
Unrealized holding gain on available-for-sale securities arising during the period	1,327	(279)	1,048
Amortization of held-to-maturity discount resulting from transfer	46	(10)	36
Total other comprehensive income	1,373	(289)	1,084
Balance, end of period	$(14,981)	$3,146	$(11,835)

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company on March 31, 2024 as compared to December 31, 2023, and the consolidated results of operations for the three months ended March 31, 2024 compared to the same period in 2023. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets decreased $22.4 million to $1.156 billion at March 31, 2024 compared to $1.178 billion at December 31, 2023. During the three months ended March 31, 2024, securities decreased $9 million, net loans increased $9 million, and cash and cash equivalents decreased $25 million. Deposits and short-term borrowings decreased $24 million.

Net loans increased $9 million, or 1%, as commercial and commercial real estate loans increased $7 million, or 2% compared to December 31, 2023 and residential real estate loans decreased $1 million, or 1%, from December 31, 2023. Consumer refinance activity slowed on mortgage loans, while home purchase activity remained stable despite limited inventory, and home equity line balances increased by $844 thousand. Residential mortgage loan originations for the three months ended March 31, 2024 totaled $9 million, a decrease from $11 million in mortgage originations during the three months ended March 31, 2023. Originations sold into the secondary market were $1 million and $52 thousand, respectively during the three months ended March 31, 2024 and March 31, 2023. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

The allowance for credit losses for loans increased $829 thousand from the year ago quarter to $7.1 million. The Company adopted CECL on January 1, 2023. Net charge-offs were $74 thousand, or an annualized 0.04% of average loans, in the current three-month period compared to net charge-offs of $4 thousand, or 0.00% of average loans in the year-ago three-month period. At March 31, 2024, the allowance for credit losses to total loans was 1.00%. We believe the allowance level is appropriate given the low level of problem loans and composition of the overall loan portfolio in the current economic environment.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming loans decreased $35 thousand to $361 thousand, or 0.05%, of total loans from $396 thousand, or 0.06% of total loans, on December 31, 2023. For the three months ended March 31, 2024, $34 thousand in loans were placed on nonaccrual status, $57 thousand in paydowns were received, and $13 thousand in personal loans were charged-off due to non-payment.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2024	2023	2023
Non-performing loans	$361	$396	$218
Other real estate	—	—	—
Repossessed assets	—	—	—
Allowance for credit losses	7,136	6,607	6,307
Total loans	$710,822	$701,404	$647,773
Allowance for credit losses as a percentage of total loans	1.00%	0.94%	0.97%
Allowance for credit losses to total nonperforming loans	19.8X	16.7X	28.9X

The ratio of gross loans to deposits was 70% at March 31, 2024, compared to 68% at December 31, 2023.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $44.8 million within the available-for-sale and held-to-maturity portfolios as of March 31, 2024, was primarily the result of current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. As a result, all embedded security losses on March 31, 2024, are considered temporary and no allowance for credit loss is necessary.

The weighted average life of total debt securities was 5.59 years at March 31, 2024 as compared to 5.09 years at December 31, 2023. If interest rates declined 100 basis points, the weighted average life was estimated to fall to 5.32 years at March 31, 2024 and 4.98 years at December 31, 2023. If interest rates rose 100 basis points the weighted average life would be expected to increase to 5.73 years at March 31, 2024 and 5.16 years at December 31, 2023.

Accrued interest receivable and other assets increased $2.4 million from December 31, 2023. This increase was primarily related to a $2 million U.S. Treasury security that matured March 31, 2023 with funds not received until the next business day.

Deposits decreased $17 million, or 2%, from December 31, 2023 with noninterest-bearing deposits decreasing approximately $24 million, or 8%, and interest-bearing deposit accounts increasing approximately $7 million, or 1%. Total deposits as of March 31, 2024 are $1.01 billion, or less than 1%, above March 31, 2023 deposit balances. On a year over year comparison, decreases were recognized in noninterest-bearing demand deposits of $52 million, interest bearing demand accounts of $19 million, and savings of $23 million. Increases were recognized in money market accounts of $12 million, and time deposits of $84 million. Deposits have declined somewhat as customers use excess liquid funds and move funds into time certificates of deposit to take advantage of the increased interest rates. The estimated amount of uninsured deposits was $249 million, $254 million, and $263 million as of March 31, 2024, December 31, 2023, and March 31, 2023, respectively.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $6 million, or 18%, to $29 million at March 31, 2024 as compared to December 31, 2023 and other borrowings decreased $54 thousand as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $110 million, or 9%, of total assets at March 31, 2024, an increase of $2 million, or 1%, from $108 million at December 31, 2023. The increase in shareholders’ equity during the three months ended March 31, 2024 was due to net income of $2.9 million, less accumulated other comprehensive loss (“AOCL”) of $81 thousand, cash dividends of $1.0 million, and treasury stock repurchase of $197 thousand. An increase of U.S. Treasury rates during the three months ended March 31, 2024 caused the AOCL to increase as AFS securities are marked to fair market value. As interest rates increase, the fair value of AFS fixed-rate securities decrease with a corresponding net of tax increase recorded in the AOCL portion of equity. This remaining unrealized loss in securities is temporary and is adjusted monthly for additional interest rate fluctuations, principal paydowns, calls, and maturities. The Company and the Bank met all regulatory capital requirements at March 31, 2024 as shown in the Capital Resources section of this report.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2024 and 2023

For the quarters ended March 31, 2024 and 2023, the Company recorded net income of $2.9 million and $3.9 million and $1.10 and $1.46 per share, respectively. The $1 million decrease in net income for the period was primarily the result of the provision for credit losses and off-balance sheet commitments of $1.2 million compared to the recovery for credit losses in the prior year period of $31 thousand. The increase of $183 thousand in net interest income and $144 thousand increase in noninterest income was offset by an increase in noninterest expenses of $423 thousand. The federal income tax provision decreased $278 thousand. Pre-provision net revenue ("PPNR"), (a non-GAAP measure), totaled $4.8 million for the quarter ended March 31, 2024, a decrease of $98 thousand, or 2%, from the prior year's first quarter.

Return on average assets and return on average equity were 1.02% and 10.84%, respectively, for the three-month period of 2024, compared to 1.39% and 16.39%, respectively for the same quarter in 2023.

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Federal Funds Sold	$321	$4	5.01%	$—	$—	0.00%
Interest-earning deposits	27,393	365	5.36	47,644	545	4.64
Taxable securities	345,613	1,890	2.20	375,867	2,012	2.17
Tax-exempt securities [4]	19,083	112	2.36	22,093	129	2.37
Loans [3,4]	705,294	10,227	5.83	637,392	7,975	5.07
Total interest-earning assets	1,097,704	12,598	4.62%	1,082,996	10,661	3.99%
Noninterest-earning assets	62,957			64,037
TOTAL ASSETS	$1,160,661			$1,147,033

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$231,707	$563	0.98%	$237,387	$505	0.86%
Savings deposits	297,125	781	1.06	317,357	532	0.68
Time deposits	202,700	1,956	3.88	122,329	547	1.81
Borrowed funds	35,051	108	1.24	35,483	78	0.89
Total interest-bearing liabilities	766,583	3,408	1.79%	712,556	1,662	0.95%
Noninterest-bearing demand deposits	279,212			331,648
Other liabilities	6,029			5,510
Shareholders' Equity	108,837			97,319
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,160,661			$1,147,033
Taxable equivalent net interest income, (Non-GAAP)		$9,190			$8,999
Tax equivalent adjustment [4]		(42)			(34)
Net interest income, (GAAP)		$9,148			$8,965
Net interest margin, (GAAP)			3.35%			3.36%
Tax equivalent adjustment [4]			0.02			0.01
Net interest margin-taxable equivalent, (Non-GAAP)			3.37%			3.37%
Taxable equivalent net interest spread			2.83%			3.04%

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

Interest income for the quarter ended March 31, 2024, was $12.6 million representing a $2 million increase, or 18%, compared to the same period in 2023. This increase was primarily due to increased rates on loans and interest-earning deposits, and taxable securities partially offset by the volume decreases in interest-earning deposits and taxable securities in the comparable period. Average interest-earning deposit rates increased 72 basis points while loan rates increased 76 basis points, and taxable securities interest rates rose 3 basis points for the quarter ended March 31, 2024 as compared to the same period in 2023. Interest expense for the quarter ended March 31, 2024 was $3.4 million, an increase of $1.7 million, or 105%, from the same quarter in 2023. The increase in interest expense occurred primarily due to the increase in interest rates on all deposit types as well as an increase in volume of time deposit accounts for the quarter ended March 31, 2024.

For the quarter ended March 31, 2024, the bank recognized net charge-offs of $74 thousand, compared to $4 thousand net charge-offs for the same quarter in 2023. The provision for credit losses on loans in the current quarter of $603 thousand, compared to a provision of $32 thousand in the first quarter 2023. The company recorded $549 thousand provision for off-balance commitments exposure in first quarter 2024 compared to a recovery of $63 thousand provision in the first quarter of 2023. The quarter increase results primarily from a single commercial credit facility that has been downgraded with approximately $1.5 million credit loss and off-balance sheet exposure due to a collateral advance shortfall. The facility is current and continues to be performing. Economic indicators reflect a leveling off in residential real estate prices and low unemployment. The provision for credit losses is determined based on management’s calculation of the adequacy of the allowance for credit losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends, which improved on a quarter over quarter basis.

Noninterest income for the quarter ended March 31, 2024, was $1.8 million, an increase of $144 thousand, or 9%, compared to the same quarter in 2023. Fees from trust services amounted to $394 thousand for the first quarter 2024, an increase of $136 thousand, or 53%, as compared to the same quarter in 2023. The gain on the sale of mortgage loans into the secondary market increased by $33 thousand for the quarter ended March 31, 2024 as several loans were sold into the secondary market. Service charges on deposit accounts decreased $12 thousand, or 4%, compared to the same quarter in 2023, primarily from a decline in customer overdraft fees. Debit card interchange income decreased $14 thousand, or 3%, with less fees generated from usage in the first quarter 2024. Credit card fee income decreased $20 thousand, or 11%. Earnings on bank owned life insurance increased $19 thousand, or 11%, for the first quarter 2024.

Noninterest expenses for the quarter ended March 31, 2024 increased $423 thousand, or 7%, compared to the first quarter 2023. Salaries and employee benefits increased $175 thousand, or 5%, a result of increases in headcount and base salary compared to first quarter 2023. FDIC insurance expense increased $64 thousand, or 90%, with the increase in insurance rates which was effective June 2023. Debit card expense increased $43 thousand or 29%. Software expense increased $29 thousand due to additional software purchases over first quarter 2023. Financial institutions tax increased $24 thousand, or 13%, for the quarter ended March 31, 2024 as compared to the first quarter 2023, Federal income tax expense decreased $278 thousand, or 29%, for the quarter ended March 31, 2024 as compared to the first quarter 2023. The provision for income taxes was $693 thousand (effective rate of 19.1%) for the quarter ended March 31, 2024, compared to $971 thousand (effective rate of 19.8%) for the same quarter ended 2023.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 9.1% at March 31, 2024 compared with 8.8% at December 31, 2023.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. As of March 31, 2024, the Company and the Bank met all capital adequacy requirements to which they were subject.

	Capital Ratios
	March 31, 2024	December 31, 2023
Total Capital To Risk Weighted Assets Ratio
Consolidated	16.5%	16.3%
Bank	16.5	16.2

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	15.4	15.3
Bank	15.3	15.2

Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	15.4	15.3
Bank	15.3	15.2

Tier 1 Leverage Ratio
Consolidated	9.9	9.6
Bank	9.8	9.5

LIQUIDITY

(Dollars in thousands)	March 31, 2024	December 31, 2023	Change
Cash and cash equivalents	$39,419	$64,077	$(24,658)
Available from FHLB	127,516	128,198	(682)
Unpledged AFS securities at fair market value	123,027	127,387	(4,360)
	$289,962	$319,662	$(29,700)
Net deposits and short-term liabilities	$1,027,858	$1,051,156	$(23,298)
Liquidity ratio	28.2%	30.4%	(2.2)
Minimum board approved liquidity ratio	20.0%	20.0%

Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses, and meet other obligations. Liquidity is monitored by the Company’s Asset Liability Committee. Other sources of liquidity include, but are not limited to, purchases of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, brokered deposits, and borrowing at the Federal Reserve discount window. Management believes its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.

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

The weighted average number of common shares outstanding for earnings per share computations was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2024	2023
Net income	$2,933	$3,934
Weighted average common shares outstanding	2,665,277	2,692,304
Earnings per share, basic and diluted	1.10	1.46

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ohio's unemployment rate was 3.8% in March 2024 which was up slightly from 3.7% in December 2023. Holmes County, where the bank is headquartered, is reporting an unemployment rate of 3.3% in March 2024. Of the counties within the bank's footprint, Stark County reported the highest unemployment rate at 4.8% in March, while Tuscarawas and Wayne Counties posted unemployment rates of 4.5% and 3.6% respectively in March 2024. The rate of inflation, as measured by the Consumer Price Index, increased slightly to 3.5% on a year over year basis at March 2024, following inflation rates below 3.5% in the second half of 2023 and an average inflation rate of 8.0% in 2022. The rate continues to be above the Federal Reserve target rate of 2%. The Federal Reserve has not changed interest rates since July 2023.

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

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -400 through +400 basis point changes, in 100 basis point increments, in market interest rates at March 31, 2024 and December 31, 2023. The net interest income reflected is for the first twelve-month period of the modeled twenty-four-month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

March 31, 2024
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+ 400	$37,944	$(450)	(1.2)%	± 25%
+ 300	38,066	(328)	(0.9)	± 15
+ 200	38,187	(207)	(0.5)	± 10
+ 100	38,294	(100)	(0.3)	± 5
0	38,394	—	—
– 100	38,301	(93)	(0.2)	± 5
– 200	38,178	(216)	(0.6)	± 10
– 300	38,059	(335)	(0.9)	± 15
– 400	37,885	(509)	(1.3)	± 25

December 31, 2023
+ 400	$39,184	$(266)	(0.7)%	± 25%
+ 300	39,264	(186)	(0.5)	± 15
+ 200	39,340	(110)	(0.3)	± 10
+ 100	39,394	(56)	(0.1)	± 5
0	39,450	—	—
– 100	39,201	(249)	(0.6)	± 5
– 200	38,951	(499)	(1.3)	± 10
– 300	38,718	(732)	(1.9)	± 15
– 400	38,494	(956)	(2.4)	± 25

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

Quarter ended March 31, 2024

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A - RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)
Not applicable
(b)
Not applicable
(c)
The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2024:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
January 1, 2024 - January 31, 2024	4,971	37.36	4,971	59,735
February 1, 2024 - February 29, 2024	—	—	—	59,735
March 1, 2024 - March 31, 2024	284	37.48	284	59,451
Total for quarter	5,255		5,255	59,451

On March 2, 2021, CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 5% of the Company’s common shares, or 137,117 of the Company’s outstanding shares. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended March 31, 2024

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Loss and Comprehensive Loss , (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	May 10, 2024	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	May 10, 2024	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer