Form 10-Q
period 2024-06-30
CSB Bancorp, Inc.
filed 2024-08-12
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 1, 2024, the registrant had 2,662,459 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED June 30, 2024

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share data)	2024	2023
ASSETS
Cash and cash equivalents
Cash and due from banks	$19,873	$24,463
Interest-earning deposits with banks	35,941	39,614
Federal funds sold	391	—
Total cash and cash equivalents	56,205	64,077
Securities
Available-for-sale, at fair value	127,279	140,080
Held-to-maturity fair value of $183,484 in 2024 and $194,730 in 2023 ($0 credit loss allowance)	216,899	226,279
Equity securities	230	259
Restricted stock, at cost	1,520	1,535
Total securities	345,928	368,153
Loans held for sale	228	—
Loans	721,916	701,404
Less allowance for credit losses	10,587	6,607
Net loans	711,329	694,797
Premises and equipment, net	13,538	13,002
Bank-owned life insurance	25,793	25,410
Goodwill	4,728	4,728
Accrued interest receivable and other assets	9,566	8,522
TOTAL ASSETS	$1,167,315	$1,178,689

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$277,749	$301,697
Interest-bearing	746,086	725,730
Total deposits	1,023,835	1,027,427
Short-term borrowings	27,842	35,843
Other borrowings	1,326	1,754
Allowance for credit losses on off-balance sheet commitments	477	736
Accrued interest payable and other liabilities	3,467	4,990
TOTAL LIABILITIES	1,056,947	1,070,750
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,663,924 shares in 2024 and 2,669,938 in 2023	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	99,766	97,297
Treasury stock at cost: 316,678 shares in 2024 and 310,664 shares in 2023	(7,757)	(7,532)
Accumulated other comprehensive loss	(10,085)	(10,270)
TOTAL SHAREHOLDERS' EQUITY	110,368	107,939
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,167,315	$1,178,689

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Loans, including fees	$10,219	$8,711	$20,428	$16,680
Taxable securities	1,817	1,945	3,707	3,957
Nontaxable securities	88	102	176	203
Other	379	444	748	989
Total interest and dividend income	12,503	11,202	25,059	21,829
INTEREST EXPENSE
Deposits	3,489	2,128	6,789	3,712
Short-term borrowings	81	70	181	136
Other borrowings	8	10	16	22
Total interest expense	3,578	2,208	6,986	3,870
NET INTEREST INCOME	8,925	8,994	18,073	17,959
CREDIT LOSS EXPENSE
Provision for credit loss expense - loans	3,697	242	4,300	274
Recovery for credit loss expense - off-balance sheet commitments	(808)	(102)	(259)	(165)
Total provision for credit loss expense	2,889	140	4,041	109
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	6,036	8,854	14,032	17,850
NONINTEREST INCOME
Service charges on deposit accounts	291	300	571	592
Trust services	283	252	677	510
Debit card interchange fees	528	533	1,035	1,054
Credit card fees	165	192	322	369
Gain on sale of loans, net	73	56	109	59
Earnings on bank owned life insurance	194	172	382	341
Unrealized (loss) gain on equity securities, net	(23)	4	(29)	13
Other income	230	224	446	423
Total noninterest income	1,741	1,733	3,513	3,361
NONINTEREST EXPENSES
Salaries and employee benefits	3,056	3,389	6,525	6,683
Occupancy expense	294	284	577	566
Equipment expense	201	189	425	396
Professional and director fees	437	386	769	707
Financial institutions tax	216	192	432	384
Marketing and public relations	142	136	270	259
Software expense	414	421	842	820
Debit card expense	193	169	382	315
FDIC insurance expense	129	178	264	249
Other expenses	732	705	1,470	1,389
Total noninterest expenses	5,814	6,049	11,956	11,768
Income before income taxes	1,963	4,538	5,589	9,443
FEDERAL INCOME TAX PROVISION	348	894	1,041	1,865
NET INCOME	$1,615	$3,644	$4,548	$7,578
Basic and diluted net earnings per share	$0.61	$1.36	$1.71	$2.82

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$1,615	$3,644	$4,548	$7,578
Other comprehensive income (loss)
Unrealized gain (loss) arising during the period	291	(1,923)	147	(596)
Amortization of discount on securities transferred to held-to-maturity	46	48	87	94
Income tax effect	(71)	394	(49)	105
Other comprehensive income (loss)	266	(1,481)	185	(397)
Total comprehensive income	$1,881	$2,163	$4,733	$7,181

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Three Months Ended June 30, 2024
Balance at beginning of period	$18,629	$9,815	$99,191	$(7,729)	$(10,351)	$109,555
Net income	—	—	1,615	—	—	1,615
Other comprehensive income	—	—	—	—	266	266
Purchase of 759 treasury shares	—	—	—	(28)	—	(28)
Cash dividends declared, $0.39 per share	—	—	(1,040)	—	—	(1,040)
Balance at June 30, 2024	$18,629	$9,815	$99,766	$(7,757)	$(10,085)	$110,368
Six Months Ended June 30, 2024
Balance at December 31, 2023	$18,629	$9,815	$97,297	$(7,532)	$(10,270)	$107,939
Net income	—	—	4,548	—	—	4,548
Other comprehensive income	—	—	—	—	185	185
Purchase of 6,014 treasury shares	—	—	—	(225)	—	(225)
Cash dividends declared, $0.78 per share	—	—	(2,079)	—	—	(2,079)
Balance at June 30, 2024	$18,629	$9,815	$99,766	$(7,757)	$(10,085)	$110,368
Three Months Ended June 30, 2023
Balance at beginning of period	$18,629	$9,815	$89,524	$(7,126)	$(11,835)	$99,007
Net income	—	—	3,644	—	—	3,644
Other comprehensive loss	—	—	—	—	(1,481)	(1,481)
Purchase of 300 treasury shares	—	—	—	(11)	—	(11)
Cash dividends declared, $0.38 per share	—	—	(1,019)	—	—	(1,019)
Balance at June 30, 2023	$18,629	$9,815	$92,149	$(7,137)	$(13,316)	$100,140
Six Months Ended June 30, 2023
Balance at December 31, 2022	$18,629	$9,815	$86,502	$(6,107)	$(12,919)	$95,920
Net income	—	—	7,578	—	—	7,578
Cumulative effect of adoption of ASU 2016-13	—	—	52	—	—	52
Other comprehensive loss	—	—	—	—	(397)	(397)
Purchase of 27,251 treasury shares	—	—	—	(1,030)	—	(1,030)
Cash dividends declared, $0.74 per share	—	—	(1,983)	—	—	(1,983)
Balance at June 30, 2023	$18,629	$9,815	$92,149	$(7,137)	$(13,316)	$100,140

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
NET CASH FROM OPERATING ACTIVITIES	$5,989	$6,194
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	12,720	4,350
Proceeds from repayments, held-to-maturity	9,318	9,118
Purchases, available-for-sale	—	(492)
Redemption of FHLB stock	15	1,823
Loan originations, net	(20,560)	(37,565)
Property, equipment, and software acquisitions	(1,029)	(234)
Net cash provided by (used in) investing activities	464	(23,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(3,592)	(1,746)
Net decrease in short-term borrowings	(8,001)	(4,030)
Repayment of other borrowings	(428)	(599)
Cash dividends paid	(2,079)	(1,983)
Purchase of treasury shares	(225)	(1,030)
Net cash used in financing activities	(14,325)	(9,388)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,872)	(26,194)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,077	86,420
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,205	$60,226
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$6,927	$3,778
Income taxes	1,950	2,650

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2024, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2023, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements. The results of operations for the period ended June 30, 2024 are not necessarily indicative of the operating results for the full year or any future interim period.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consist of the following on June 30, 2024 and December 31, 2023:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2024
Available-for-sale
U.S. Treasury securities	$11,065	$—	$(253)	$—	$10,812
U.S. Government agencies	13,999	—	(655)	—	13,344
Mortgage-backed securities of government agencies	66,544	14	(7,731)	—	58,827
Asset-backed securities of government agencies	473	—	(4)	—	469
State and political subdivisions	17,429	—	(1,017)	—	16,412
Corporate bonds	29,090	4	(1,679)	—	27,415
Total available-for-sale	138,600	18	(11,339)	—	127,279
Held-to-maturity
U.S. Treasury securities	$10,329	$—	$(784)	—	$9,545
Mortgage-backed securities of government agencies	204,036	—	(32,372)	—	171,664
State and political subdivisions	2,534	—	(259)	—	2,275
Total held-to-maturity	216,899	—	(33,415)	—	183,484
Equity securities	185	45	—	—	230
Restricted stock	1,520	—	—	—	1,520
Total securities	$357,204	$63	$(44,754)	$—	$312,513
December 31, 2023
Available-for-sale
U.S. Treasury securities	$18,110	$—	$(421)	$—	$17,689
U.S. Government agencies	14,000	—	(848)	—	13,152
Mortgage-backed securities of government agencies	72,279	98	(7,332)	—	65,045
Asset-backed securities of government agencies	548	—	(25)	—	523
State and political subdivisions	17,476	—	(890)	—	16,586
Corporate bonds	29,135	6	(2,056)	—	27,085
Total available-for-sale	151,548	104	(11,572)	—	140,080
Held-to-maturity
U.S. Treasury securities	10,305	—	(798)	—	9,507
Mortgage-backed securities of government agencies	213,425	—	(30,534)	—	182,891
State and political subdivisions	2,549	2	(219)	—	2,332
Total held-to-maturity	226,279	2	(31,551)	—	194,730
Equity securities	185	74	—	—	259
Restricted stock	1,535	—	—	—	1,535
Total securities	$379,547	$180	$(43,123)	$—	$336,604

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The amortized cost and fair value of debt securities on June 30, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$25,351	$24,823
Due after one through five years	32,105	30,382
Due after five through ten years	18,386	16,737
Due after ten years	62,758	55,337
Total debt securities available-for-sale	$138,600	$127,279
Held-to-maturity
Due in one year or less	$2,499	$2,466
Due after one through five years	5,176	4,842
Due after five through ten years	4,879	4,251
Due after ten years	204,345	171,925
Total debt securities held-to-maturity	$216,899	$183,484

Securities with a fair value of approximately $147 million and $126 million were pledged on June 30, 2024 and December 31, 2023, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $1.0 million on June 30, 2024 and December 31, 2023. The FHLB redeemed approximately $15 thousand in stock at $100 par value per share during the six-month period ended June 30, 2024. Federal Reserve Bank stock was $471 thousand on June 30, 2024 and December 31, 2023.

There were no proceeds from sales of securities for the three and six-month period ended June 30, 2024 and 2023. All gains and losses recognized on equity securities during the three and six-month periods were unrealized.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The following table presents gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, on June 30, 2024 and December 31, 2023:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2024
Available-for-sale
U.S. Treasury securities	$—	$—	$(253)	$10,812	$(253)	$10,812
U.S. Government agencies	—	—	(655)	13,344	(655)	13,344
Mortgage-backed securities of government agencies	(70)	5,475	(7,661)	49,762	(7,731)	55,237
Asset-backed securities of government agencies	—	—	(4)	469	(4)	469
State and political subdivisions	(2)	423	(1,015)	15,874	(1,017)	16,297
Corporate bonds	—	—	(1,679)	26,915	(1,679)	26,915
Total temporarily impaired available-for-sale securities	$(72)	$5,898	$(11,267)	$117,176	$(11,339)	$123,074

December 31, 2023
Available-for-sale
U.S. Treasury securities	$—	$—	$(421)	$17,689	$(421)	$17,689
U.S. Government agencies	—	—	(848)	13,152	(848)	13,152
Mortgage-backed securities of government agencies	(3)	1,909	(7,329)	52,144	(7,332)	54,053
Asset-backed securities of government agencies	—	—	(25)	523	(25)	523
State and political subdivisions	(28)	1,783	(862)	14,263	(890)	16,046
Corporate bonds	—	—	(2,056)	26,586	(2,056)	26,586
Total temporarily impaired available-for-sale securities	$(31)	$3,692	$(11,541)	$124,357	$(11,572)	$128,049

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

There were 121 securities in an unrealized loss position on June 30, 2024, 117 of which were in a continuous loss position for twelve (12) months or more. Each quarter the Company conducts a comprehensive security-level impairment assessment on the securities portfolio. Management believes the Company will fully recover the cost of these securities. Unrealized losses on the Company’s fixed-rate debt securities are a result of interest rate increases. U.S. Treasury securities and investments in securities of U.S. government sponsored agency bonds comprise $83 million of total AFS securities. The remaining $44 million of non-agency debt securities is made up of Corporate Bonds and debt securities to State and Political Subdivisions. For non-agency debt securities, the Company verified the current credit ratings remain above investment grade. Non-rated debt securities total $10.5 million. Annually, management reviews the credit profile of each non-rated issue and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and, therefore, no allowance for credit losses has been recorded. Management believes the value will recover as the securities approach maturity or market interest rates change.

The Bank monitors the credit quality of held-to-maturity debt securities primarily through utilizing their credit rating. The Bank monitors the credit rating on a quarterly basis. There are no nonperforming held-to-maturity securities. As of June 30, 2024, no ACL was required for any held-to-maturity security. The majority of the securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Bank. The following table summarizes the amortized cost of held-to maturity debt securities at June 30, 2024 and December 31, 2023, aggregated by credit quality indicator:

(Dollars in thousands)	U.S. Treasury securities	Mortgage- backed securities of government agencies	State and political subdivisions
June 30, 2024
Credit rating:
AAA / AA / A	$10,329	$204,036	$2,534
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$10,329	$204,036	$2,534

December 31, 2023
Credit rating:
AAA / AA / A	$10,305	$213,425	$2,549
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$10,305	$213,425	$2,549

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

The composition of net loans receivable as of June 30, 2024 and December 31, 2023:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Commercial and industrial	$143,950	$152,125
Commercial real estate	194,637	190,702
Commercial lessors of buildings	96,235	82,687
Construction	55,275	49,214
Consumer mortgage	171,198	166,891
Home equity line of credit	44,331	43,269
Consumer installment	10,646	10,636
Consumer indirect	5,734	5,957
Total loans	722,006	701,481
Allowance for credit losses	(10,587)	(6,607)
Deferred loan fees, net	(90)	(77)
Net Loans	$711,329	$694,797

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

The top ten collateral exposures in commercial real estate and commercial lessors of buildings at June 30, 2024 are as follows: Industrial, manufacturing and production $57 million; warehouses $38 million; healthcare $27 million; residential investment property $24 million; retail strip centers $17 million; senior housing $17 million; automotive industry $15 million; retail buildings $14 million; lodging $11 million; and office buildings $8 million.

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

Loans serviced for others approximated $136 million and $132 million on June 30, 2024 and December 31, 2023, respectively.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Concentrations of Credit

Nearly all the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans. Credit concentrations, including commitments, as determined using North American Industry Classification Codes (NAICS), to the three largest industries compared to total loans on June 30, 2024, included $75.8 million, or 11%, of total loans to lessors of non-residential buildings, $39.3 million, or 5%, of total loans to manufacturers of animal food, and $30.5 million, or 4%, of total loans to hotels. These loans are generally secured by real property and equipment, with repayment expected from operational cash flow. Credit evaluation is based on a review of cash flow coverage of principal, interest payments, and the adequacy of the collateral received.

Allowance for Credit Losses

The following table details activity in the allowance for credit losses ("ACL") by portfolio segment for the three-months ended June 30, 2024 and 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three and six months ended June 30, 2024, the increase in the provision for commercial and industrial loans and commercial real estate loans primarily relates to one individually evaluated commercial loan relationship which has a collateral shortfall. As of June 30, 2024, this loan relationship has a specific reserve of $4.1 million. The remaining provision amounts for the quarter are primarily a result of changes in loan volume and weighted average remaining maturities of the loans in each category.

For the three and six month periods in 2023 the increase in the provision for commercial and industrial loans primarily related to the increase in loan volume. The change in provision for commercial lessors of buildings related to the increase in loans graded special mention. The decrease in provision for commercial real estate loans was due to the payoff of one larger loan relationship with a specific allocation.

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (Recovery)	Ending Balance
Three Months Ended June 30, 2024
Commercial and industrial	$2,224	$(257)	$12	$3,295	$5,274
Commercial real estate	1,612	—	1	420	2,033
Commercial lessors of buildings	1,344	—	—	(16)	1,328
Construction	323	—	—	3	326
Consumer mortgage	1,068	—	8	(15)	1,061
Home equity line of credit	284	—	—	(8)	276
Consumer installment	74	(17)	4	13	74
Consumer indirect	207	—	3	5	215
	$7,136	$(274)	$28	$3,697	$10,587

Six Months Ended June 30, 2024
Commercial and industrial	$1,737	$(268)	$19	$3,786	$5,274
Commercial real estate	1,637	—	1	395	2,033
Commercial lessors of buildings	1,200	—	—	128	1,328
Construction	333	—	—	(7)	326
Consumer mortgage	1,107	—	9	(55)	1,061
Home equity line of credit	288	—	—	(12)	276
Consumer installment	76	(35)	7	26	74
Consumer indirect	229	(59)	6	39	215
	$6,607	$(362)	$42	$4,300	$10,587

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

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans
June 30, 2024
Commercial and industrial	$143,869	$61	$20	$—	$81	$143,950
Commercial real estate	194,637	—	—	—	—	194,637
Commercial lessors of buildings	96,235	—	—	—	—	96,235
Construction	55,275	—	—	—	—	55,275
Consumer mortgage	169,824	1,286	88	—	1,374	171,198
Home equity line of credit	44,132	93	72	34	199	44,331
Consumer installment	10,620	17	9	—	26	10,646
Consumer indirect	5,682	52	—	—	52	5,734
Total Loans	$720,274	$1,509	$189	$34	$1,732	$722,006

December 31, 2023
Commercial and industrial	$151,964	$111	$50	$—	$161	$152,125
Commercial real estate	190,702	—	—	—	—	190,702
Commercial lessors of buildings	82,687	—	—	—	—	82,687
Construction	49,214	—	—	—	—	49,214
Consumer mortgage	166,411	307	173	—	480	166,891
Home equity line of credit	42,955	33	281	—	314	43,269
Consumer installment	10,602	25	9	—	34	10,636
Consumer indirect	5,821	52	84	—	136	5,957
Total Loans	$700,356	$528	$597	$—	$1,125	$701,481

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of June 30, 2024 and December 31, 2023:

(Dollars in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Total Nonperforming
June 30, 2024
Commercial and industrial	$39	$5,251	$5,290	$—	$5,290
Commercial real estate	—	1,099	1,099	—	1,099
Commercial lessors of buildings	13	—	13	—	13
Construction	—	—	—	—	—
Consumer mortgage	122	—	122	—	122
Home equity line of credit	—	—	—	34	34
Consumer installment	14	—	14	—	14
Consumer indirect	111	—	111	—	111
Total Loans	$299	$6,350	$6,649	$34	$6,683

December 31, 2023
Commercial and industrial	$59	$—	$59	$—	$59
Commercial real estate	62	—	62	—	62
Commercial lessors of buildings	15	—	15	—	15
Construction	—	—	—	—	—
Consumer mortgage	172	—	172	—	172
Home equity line of credit	—	—	—	—	—
Consumer installment	49	—	49	—	49
Consumer indirect	39	—	39	—	39
Total Loans	$396	$—	$396	$—	$396

Interest income recognized on nonaccrual loans for the six months ended June 30, 2024 was $33 thousand.

Collateral-Dependent Financial Assets

When loan repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty, expected credit losses are based on the fair value of the collateral. The class of loan represents the primary collateral type associated with the loan. There were no collateral dependent loans as of December 31, 2023. The following table presents the amortized cost basis of collateral dependent loans by class of loan:

	Type of Collateral
(Dollars in thousands)	Real Estate	Blanket Liens
June 30, 2024
Commercial and industrial	$—	$5,251
Commercial real estate	1,099	—
Total collateral dependent loans	$1,099	$5,251

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Based on the most recent analysis performed, the following tables present the recorded investment in non-homogeneous loans by internal risk rating system as of June 30, 2024 and December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023		2022		2021		2020		Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2024
Commercial and industrial:
Pass	$8,357	$30,310		$21,888		$9,692		$4,015		$8,008	$43,459	$—	$125,729
Special mention	63	58		179		156		277		—	2,322	—	3,055
Substandard	—	1,486		3,006		938		328		1,056	8,352	—	15,166
Doubtful	—	—		—		—		—		—	—	—	—
Total	$8,420	$31,854		$25,073		$10,786		$4,620		$9,064	$54,133	$—	$143,950
YTD gross charge-offs	$—	$246	$-	$—	$-	$22	$-	$—	$-	$—	$—	$—	$268
Commercial real estate:
Pass	$6,793	$23,687		$40,996		$49,193		$14,045		$39,537	$822	$—	$175,073
Special Mention	—	237		1,467		3,041		2,069		510	—	—	7,324
Substandard	348	1,099		—		—		—		10,793	—	—	12,240
Doubtful	—	—		—		—		—		—	—	—	—
Total	$7,141	$25,023		$42,463		$52,234		$16,114		$50,840	$822	$—	$194,637
YTD gross charge-offs	$—	$—	$-	$—	$-	$—	$-	$—	$-	$—	$—		$—
Commercial lessors of buildings:
Pass	$17,262	$21,112		$22,031		$15,655		$3,274		$14,544	$391	$—	$94,269
Special Mention	—	—		—		184		—		—	—	—	184
Substandard	—	—		567		233		969		13	—	—	1,782
Doubtful	—	—		—		—		—		—	—	—	—
Total	$17,262	$21,112		$22,598		$16,072		$4,243		$14,557	$391	$—	$96,235
YTD gross charge-offs	$—	$—	$-	$—	$-	$—	$-	$—	$-	$—	$—	$—	$—
Commercial Construction:
Pass	$4,785	$30,418		$9,926		$760		$851		$470	$1,352	$—	$48,562
Special Mention	—	—		—						—	—	—	—
Substandard	—	—		—		—		—		76	—	—	76
Doubtful	—	—		—		—		—		—	—	—	—
Total	$4,785	$30,418		$9,926		$760		$851		$546	$1,352	$—	$48,638
YTD gross charge-offs	$—	$—	$-	$—	$-	$—	$-	$—	$-	$—	$—	$—	$—
Total
Pass	$37,197	$105,527		$94,841		$75,300		$22,185		$62,559	$46,024	$—	$443,633
Special Mention	63	295		1,646		3,381		2,346		510	2,322	—	10,563
Substandard	348	2,585		3,573		1,171		1,297		11,938	8,352	—	29,264
Doubtful	—	—		—		—		—		—	—	—	—
Total	$37,608	$108,407		$100,060		$79,852		$25,828		$75,007	$56,698	$—	$483,460
YTD commercial gross charge-offs	$—	$246		$—		$22		$—		$—	$—	$—	$268

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2023
Commercial and industrial:
Pass	$32,037	$25,996	$12,196	$5,207	$3,388	$7,112	$45,423	$—	$131,359
Special mention	76	225	522	33	33	65	3,872	—	4,826
Substandard	782	2,968	1,021	1,017	106	1,416	8,630	—	15,940
Doubtful	—	—	—	—	—	—	—	—	—
Total	$32,895	$29,189	$13,739	$6,257	$3,527	$8,593	$57,925	$—	$152,125
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$22,206	$38,696	$54,830	$12,233	$19,543	$21,938	$647	$—	$170,093
Special Mention	241	1,380	2,292	2,496	—	322	—	—	6,731
Substandard	1,150	—	888	—	466	11,374	—	—	13,878
Doubtful	—	—	—	—	—	—	—	—	—
Total	$23,597	$40,076	$58,010	$14,729	$20,009	$33,634	$647	$—	$190,702
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial lessors of buildings:
Pass	$18,353	$22,762	$15,455	$6,429	$3,543	$8,934	$360	$—	$75,836
Special Mention	—	436	1,687	—	3,578	—	—	—	5,701
Substandard	—	—	—	989	—	161	—	—	1,150
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18,353	$23,198	$17,142	$7,418	$7,121	$9,095	$360	$—	$82,687
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial construction:
Pass	$24,119	$14,855	$576	$272	$281	$256	$—	$—	$40,359
Special Mention	—	258	43	635	—	—	—	—	936
Substandard	—	—	—	30	80	—	—	—	110
Doubtful	—	—	—	—	—	—	—	—	—
Total	$24,119	$15,113	$619	$937	$361	$256	$—	$—	$41,405
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total
Pass	$96,715	$102,309	$83,057	$24,141	$26,755	$38,240	$46,430	$—	$417,647
Special Mention	317	2,299	4,544	3,164	3,611	387	3,872	—	18,194
Substandard	1,932	2,968	1,909	2,036	652	12,951	8,630	—	31,078
Doubtful	—	—	—	—	—	—	—	—	—
Total	$98,964	$107,576	$89,510	$29,341	$31,018	$51,578	$58,932	$—	$466,919
YTD commercial gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The Company monitors the credit risk profile by payment activity for the loan classes listed below. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. The following table presents the amortized cost in consumer loans based on payment activity as of June 30, 2024 and December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2024
Consumer mortgage:
Performing	$8,086	$27,855	$33,551	$34,420	$30,606	$36,558	$—	$—	$171,076
Nonperforming	—	—	—	—	—	122	—	—	122
Total	$8,086	$27,855	$33,551	$34,420	$30,606	$36,680	$—	$—	$171,198
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Construction:
Performing	$1,884	$3,142	$1,076	$168	$324	$43	$—	$—	$6,637
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$1,884	$3,142	$1,076	$168	$324	$43	$—	$—	$6,637
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$44,257	$40	$44,297
Nonperforming	—	—	—	—	—	—	34	—	34
Total	$—	$—	$—	$—	$—	$—	$44,291	$40	$44,331
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$2,785	$4,400	$2,216	$623	$336	$205	$67	$—	$10,632
Nonperforming	—	7	—	—	—	7	—	—	14
Total	$2,785	$4,407	$2,216	$623	$336	$212	$67	$—	$10,646
YTD gross charge-offs	$—	$12	$15	$2	$1	$5	$—	$—	$35
Consumer indirect:
Performing	$545	$715	$1,011	$537	$530	$2,285	$—	$—	$5,623
Nonperforming	—	22	—	—	—	89	—	—	111
Total	$545	$737	$1,011	$537	$530	$2,374	$—	$—	$5,734
YTD gross charge-offs	$—	$—	$—	$—	$—	$59	$—	$—	$59
Total
Performing	$13,300	$36,112	$37,854	$35,748	$31,796	$39,091	$44,324	$40	$238,265
Nonperforming	—	29	—	—	—	218	34	—	281
Total	$13,300	$36,141	$37,854	$35,748	$31,796	$39,309	$44,358	$40	$238,546
YTD consumer gross charge-offs	$—	$12	$15	$2	$1	$64	$—	$—	$94

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

Consumer mortgages are substantially secured by one to four family owner occupied properties and consumer indirect loans are substantially secured by recreational vehicles. All nonperforming consumer loans are evaluated when placed on nonaccrual status and may be charged down based on the collateral fair value less cost to sell if that value is lower than the outstanding balance. As of June 30, 2024 there were two loans secured by consumer real estate totaling $38 thousand in process of foreclosure.

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

There were no modifications of loans to borrowers in financial distress completed during the six months ended June 30, 2024 and 2023.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	June 30,	December 31,
(Dollars in thousands)	2024	2023
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$27,995	$36,002
Repurchase agreements	27,842	35,843

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of June 30, 2024 and December 31, 2023 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes and are not included in the table below.

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2024
Assets:
Securities available-for-sale
U.S. Treasury securities	$10,812	$—	$—	$10,812
U.S. Government agencies	—	13,344	—	13,344
Mortgage-backed securities of government agencies	—	58,827	—	58,827
Asset-backed securities of government agencies	—	469	—	469
State and political subdivisions	—	16,412	—	16,412
Corporate bonds	—	27,415	—	27,415
Total available-for-sale securities	$10,812	$116,467	$—	$127,279
Equity securities	$184	$—	$—	$184

December 31, 2023
Assets:
Securities available-for-sale
U.S. Treasury securities	$17,689	$—	$—	$17,689
U.S. Government agencies	—	13,152	—	13,152
Mortgage-backed securities of government agencies	—	65,045	—	65,045
Asset-backed securities of government agencies	—	523	—	523
State and political subdivisions	—	16,586	—	16,586
Corporate bonds	—	27,085	—	27,085
Total available-for-sale securities	$17,689	$122,391	$—	$140,080
Equity securities	$213	$—	$—	$213

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

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheet at their fair value as of June 30, 2024, by level within the fair value hierarchy.

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2024
Individually evaluated collateral dependent loans recorded at fair value:
Commercial and industrial	$—	$—	$1,577	$1,577
Commercial real estate	—	—	679	679
Total individually evaluated collateral dependent loans recorded at fair value:	$—	$—	$2,256	$2,256

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments carried at amortized cost as of June 30, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
June 30, 2024
Financial assets
Securities held-to-maturity	$216,899	$9,545	$173,939	$—	$183,484
Net loans	711,329	—	—	674,962	674,962
Mortgage servicing rights	597	—	—	597	597
Financial liabilities
Deposits	$1,023,835	$800,814	$—	$224,821	$1,025,635
Other borrowings	1,326	—	—	1,154	1,154

December 31, 2023
Financial assets
Securities held-to-maturity	$226,279	$9,507	$185,223	$—	$194,730
Net loans	694,797	—	—	663,510	663,510
Mortgage servicing rights	600	—	—	600	600
Financial liabilities
Deposits	$1,027,427	$835,847	$—	$193,126	$1,028,973
Other borrowings	1,754	—	—	1,546	1,546

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a Level I fair value that approximates their carrying value. The Company also has unrecognized financial instruments on June 30, 2024 and December 31, 2023, related to commitments to extend credit and letters of credit. The aggregate contract amount of such financial instruments was approximately $292 million on June 30, 2024 and $282 million on December 31, 2023.

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

Note 7- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three and six months ended June 30, 2024 and 2023:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three Months Ended June 30, 2024
Balance, beginning of period	$(13,102)	$2,751	(10,351)
Unrealized holding gain on available-for-sale securities arising during the period	291	(61)	230
Amortization of held-to-maturity discount resulting from transfer	46	(10)	36
Total other comprehensive income	337	(71)	266
Balance, end of period	$(12,765)	$2,680	$(10,085)

Six Months Ended June 30, 2024
Balance, beginning of period	$(12,999)	$2,729	$(10,270)
Unrealized holding gain on available-for-sale securities arising during the period	147	(31)	116
Amortization of held-to-maturity discount resulting from transfer	87	(18)	69
Total other comprehensive income	234	(49)	185
Balance, end of period	$(12,765)	$2,680	$(10,085)

Three Months Ended June 30, 2023
Balance, beginning of period	$(14,981)	$3,146	$(11,835)
Unrealized holding loss on available-for-sale securities arising during the period	(1,923)	404	(1,519)
Amortization of held-to-maturity discount resulting from transfer	48	(10)	38
Total other comprehensive loss	(1,875)	394	(1,481)
Balance, end of period	$(16,856)	$3,540	$(13,316)

Six Months Ended June 30, 2023
Balance, beginning of period	$(16,354)	$3,435	$(12,919)
Unrealized holding loss on available-for-sale securities arising during the period	(596)	125	(471)
Amortization of held-to-maturity discount resulting from transfer	94	(20)	74
Total other comprehensive loss	(502)	105	(397)
Balance, end of period	$(16,856)	$3,540	$(13,316)

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company on June 30, 2024 as compared to December 31, 2023, and the consolidated results of operations for the three and six months ended June 30, 2024 compared to the same periods in 2023. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets decreased $11.4 million to $1.167 billion at June 30, 2024 compared to $1.179 billion at December 31, 2023. During the six months ended June 30, 2024, securities decreased $22 million, net loans increased $17 million, and cash and cash equivalents decreased $8 million. Deposits and short-term borrowings decreased $12 million.

Net loans increased $17 million, or 3%, as commercial and commercial real estate loans increased $9 million, or 2% compared to December 31, 2023 and residential real estate loans increased $4 million, or 3%, from December 31, 2023. Consumer refinance activity slowed from previous periods on mortgage loans, while home purchase activity remained stable despite limited inventory, and home equity line balances increased by $1 million. Residential mortgage loan originations for the six months ended June 30, 2024 totaled $22 million, a decrease from $25 million in mortgage originations during the six months ended June 30, 2023. Originations sold into the secondary market were $3 million and $2 million, respectively during the six months ended June 30, 2024 and June 30, 2023. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

The allowance for credit losses for loans increased $4 million from the year ago quarter to $10.6 million. A previously identified commercial lending relationship totaling $6.4 million experienced credit deterioration and was placed on nonaccrual during the second quarter 2024 while the company was being offered for sale. On July 23, 2024 the bank was notified that the borrower's company would cease operations. The relationship has a specific reserve of $4.1 million within the combined total allowance for expected credit losses.

Net charge-offs were $320 thousand, or an annualized 0.09% of average loans, in the current six-month period compared to net recoveries of $6 thousand, or 0.00% of average loans in the year-ago six-month period. At June 30, 2024, the allowance for credit losses to total loans was 1.47%. We believe the allowance level remains acceptable as a significant loss reserve has been established for one commercial loan relationship.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming loans increased $6.3 million to $6.7 million, or 0.93%, of total loans from $396 thousand, or 0.06% of total loans, on December 31, 2023. For the six months ended June 30, 2024, $6.4 million in loans were placed on nonaccrual status, $142 thousand in paydowns were received, and $26 thousand in personal loans were charged-off due to non-payment.

	June 30,	December 31,	June 30,
(Dollars in thousands)	2024	2023	2023
Non-performing loans	$6,683	$396	$254
Other real estate	—	—	—
Repossessed assets	—	—	—
Allowance for credit losses	10,587	6,607	6,559
Total loans	721,916	701,404	664,605
Allowance for credit losses as a percentage of total loans	1.47%	0.94%	0.99%
Allowance for credit losses to total nonperforming loans	158	1,668	2,582

The ratio of gross loans to deposits was 71% at June 30, 2024, compared to 68% at December 31, 2023.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $44.8 million within the available-for-sale and held-to-maturity portfolios as of June 30, 2024, was primarily the result of current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. As a result, all embedded security losses on June 30, 2024, are considered temporary and no allowance for credit loss is necessary.

The weighted average life of total debt securities was 5.54 years at June 30, 2024 as compared to 5.09 years at December 31, 2023. If interest rates declined 100 basis points, the weighted average life was estimated to fall to 5.30 years at June 30, 2024 and 4.98 years at December 31, 2023. If interest rates rose 100 basis points the weighted average life would be expected to increase to 5.67 years at June 30, 2024 and 5.16 years at December 31, 2023.

Accrued interest receivable and other assets increased $1 million from December 31, 2023. This increase was primarily related to increases in prepaid expenses and the Company's deferred income tax asset.

Deposits decreased $4 million, or less than 1%, from December 31, 2023 with noninterest-bearing deposits decreasing approximately $24 million, or 8%, and interest-bearing deposit accounts increasing approximately $20 million, or 3%. Total deposits as of June 30, 2024 are $1.02 billion, or less than 1%, above June 30, 2023 deposit balances. On a year over year comparison, decreases were recognized in noninterest-bearing demand deposits of $37 million, interest bearing demand accounts of $35 million, and savings of $13 million. Increases were recognized in money market accounts of $24 million, and time deposits of $63 million. Deposits have increased somewhat as customers use excess liquid funds by moving funds into time certificates of deposit to take advantage of the increased interest rates. The estimated amount of uninsured deposits was $249 million, $254 million, and $272 million as of June 30, 2024, December 31, 2023, and June 30, 2023, respectively.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $8 million, or 22%, to $28 million at June 30, 2024 as compared to December 31, 2023 and other borrowings decreased $428 thousand as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $110 million, or 9.5%, of total assets at June 30, 2024, an increase of $2 million, or 2%, from $108 million at December 31, 2023. The increase in shareholders’ equity during the six months ended June 30, 2024 was due to net income of $4.5 million, accumulated other comprehensive income (“AOCL”) of $185 thousand, less cash dividends of $2 million, and treasury stock repurchase of $225 thousand. AOCL decreased during the six months ended June 30, 2024 caused the AOCL primarily due to maturities with the US Treasury portfolio and improvements to pricing on the US Agency and Corporate bonds as AFS securities are marked to fair market value. This remaining unrealized loss in securities is temporary and is adjusted monthly for additional interest rate fluctuations, principal paydowns, calls, and maturities. The Company and the Bank met all regulatory capital requirements at June 30, 2024 as shown in the Capital Resources section of this report.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended June 30, 2024 and 2023

For the quarters ended June 30, 2024 and 2023, the Company recorded net income of $1.6 million and $3.6 million and $0.61 and $1.36 per share, respectively. The $2 million decrease in net income for the period was primarily the result of the provision for credit losses and off-balance sheet commitments of $2.9 million compared to the provision for credit losses in the prior year period of $140 thousand. The decrease of $69 thousand in net interest income was offset by a $235 thousand decrease in noninterest expenses, and an $8 thousand increase in noninterest income. The federal income tax provision decreased $546 thousand. Pre-provision net revenue ("PPNR"), (a non-GAAP measure), totaled $4.9 million for the quarter ended June 30, 2024, an increase of $174 thousand, or 4%, from the prior year's second quarter.

Return on average assets and return on average equity were 0.56% and 5.89%, respectively, for the three-month period of 2024, compared to 1.27% and 14.62%, respectively for the same quarter in 2023.

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Federal Funds Sold	$446	$6	5.41%	$—	$—	—%
Interest-earning deposits	26,903	373	5.58	34,601	444	5.15
Taxable securities	334,253	1,817	2.19	368,959	1,945	2.11
Tax-exempt securities [4]	18,999	112	2.37	22,187	129	2.33
Loans [3,4]	717,105	10,229	5.74	660,004	8,717	5.30
Total interest-earning assets	1,097,706	12,537	4.59%	1,085,751	11,235	4.15%
Noninterest-earning assets	63,827			65,652
TOTAL ASSETS	$1,161,533			$1,151,403

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$220,741	$493	0.90%	$248,775	$616	0.99%
Savings deposits	301,549	827	1.10	299,957	590	0.79
Time deposits	217,003	2,169	4.02	141,001	922	2.62
Borrowed funds	29,134	89	1.23	31,765	80	1.01
Total interest-bearing liabilities	768,427	3,578	1.87%	721,498	2,208	1.23%
Noninterest-bearing demand deposits	277,276			324,898
Other liabilities	5,611			5,049
Shareholders' Equity	110,219			99,958
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,161,533			$1,151,403
Taxable equivalent net interest income, (Non-GAAP)		$8,959			$9,027
Tax equivalent adjustment [4]		(34)			(33)
Net interest income, (GAAP)		$8,925			$8,994
Net interest margin, (GAAP)			3.27%			3.32%
Tax equivalent adjustment [4]			0.01			0.01
Net interest margin-taxable equivalent, (Non-GAAP)			3.28%			3.33%
Taxable equivalent net interest spread			2.72%			2.92%

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the quarter ended June 30, 2024, was $12.5 million representing a $1 million increase, or 12%, compared to the same period in 2023. This increase was primarily due to increased rates and volume on loans, and increased rates on interest-earning deposits and taxable securities. These increases were partially offset by the volume decreases in interest-earning deposits and taxable securities to the comparable period. Average interest-earning deposit rates increased 42 basis points while loan rates increased 44 basis points, and taxable securities interest rates rose 8 basis points for the quarter ended June 30, 2024 as compared to the same period in 2023. Interest expense for the quarter ended June 30, 2024 was $3.6 million, an increase of $1.4 million, or 62%, from the same quarter in 2023. The increase in interest expense occurred primarily due to the increase in interest rates on all deposit types as well as an increase in volume of time deposit accounts for the quarter ended June 30, 2024.

For the quarter ended June 30, 2024, the bank recognized net charge-offs of $246 thousand, compared to $10 thousand net recoveries for the same quarter in 2023. The provision for credit losses on loans in the current quarter of $3.7 million, compared to a provision of $242 thousand in the same quarter ended 2023. The company recorded an $808 thousand recovery provision for off-balance commitments in the second quarter 2024 compared to a recovery of $102 thousand provision in the second quarter of 2023. The quarter increase results primarily from a single commercial credit facility that ceased operations on July 23. The credit facility is on nonaccrual with the company's assets being marketed.

Economic indicators reflect a leveling off in residential real estate prices and increases in unemployment. The provision for credit losses is determined based on management’s calculation of the adequacy of the allowance for credit losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the quarter ended June 30, 2024, was $1.7 million, an increase of $8 thousand, or less than 1%, compared to the same quarter in 2023. Fees from trust services amounted to $283 thousand for the second quarter 2024, an increase of $31 thousand, or 12%, as compared to the same quarter in 2023. Earnings on bank owned life insurance increased $22 thousand, or 13%, for the second quarter 2024.The gain on the sale of mortgage loans into the secondary market increased by $17 thousand for the quarter ended June 30, 2024 as several loans were sold into the secondary market. Credit card fee income decreased $27 thousand, or 14%. Service charges on deposit accounts decreased $9 thousand, or 3%, compared to the same quarter in 2023, primarily from a decline in customer overdraft fees. Debit card interchange income decreased $5 thousand, or 1%, with less fees generated from usage in the second quarter 2024.

Noninterest expenses for the quarter ended June 30, 2024 decreased $235 thousand, or 4%, compared to the second quarter 2023. Salaries and employee benefits decreased $333 thousand, or 10%, a result of decreases in compensation-related benefit programs compared to second quarter 2023. FDIC insurance expense decreased $49 thousand, or 28%, as a one time expense adjustment occurred in second quarter 2023 that did not recur in second quarter 2024 for a base rate increase across all insured financial depository institutions. Software expense decreased $7 thousand compared to the second quarter 2023. Professional and directors fees increased $51 thousand, or 13%, primarily with increases in legal collections. Debit card expense increased $24 thousand or 14%. Financial institutions tax increased $24 thousand, or 13%, for the quarter ended June 30, 2024 as compared to the second quarter 2023,

Federal income tax expense decreased $546 thousand, or 61%, for the quarter ended June 30, 2024 as compared to the second quarter 2023. The provision for income taxes was $348 thousand (effective rate of 17.7%) for the quarter ended June 30, 2024, compared to $894 thousand (effective rate of 19.7%) for the same quarter ended 2023.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six months ended June 30, 2024, and 2023

For the six months ended June 30, 2024, and 2023, the Company recorded net income of $4.5 million and $7.6 million and $1.71 and $2.82 per share, respectively. The $3 million decrease in net income for the six-month period was primarily the result of the provision for credit losses and off-balance sheet commitments of $4 million compared to the provision for credit losses in the prior year period of $109 thousand and an increase in noninterest expenses of $188 thousand. These decreases to net income were partially offset by an increase in noninterest income of $152 thousand and an increase in net interest income of $114 thousand.

The federal income tax provision was $824 thousand lower during the six-month period in 2024 than in 2023. Return on average assets and return on average equity were 0.79% and 8.35%, respectively, for the six months ended June 30, 2024, compared to 1.33% and 15.49%, respectively for the same period in 2023.

	For the Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Federal Funds Sold	$384	$10	5.24%	$—	$—	—%
Interest-earning deposits	27,148	738	5.47	41,087	989	4.85
Taxable securities	339,933	3,707	2.19	372,394	3,957	2.14
Tax-exempt securities [4]	19,041	223	2.36	22,140	258	2.35
Loans [3,4]	711,199	20,457	5.78	648,760	16,692	5.19
Total interest-earning assets	1,097,705	25,135	4.60%	1,084,381	21,896	4.07%
Noninterest-earning assets	63,401			64,859
TOTAL ASSETS	$1,161,106			$1,149,240

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$226,224	$1,056	0.94%	$243,112	$1,121	0.93%
Savings deposits	299,337	1,608	1.08	308,609	1,121	0.73
Time deposits	209,852	4,125	3.95	131,717	1,470	2.25
Borrowed funds	32,092	197	1.23	33,614	158	0.95
Total interest-bearing liabilities	767,505	6,986	1.83%	717,052	3,870	1.09%
Noninterest-bearing demand deposits	278,244			328,254
Other liabilities	5,829			5,288
Shareholders' Equity	109,528			98,646
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,161,106			$1,149,240
Taxable equivalent net interest income, (Non-GAAP)		$18,149			$18,026
Tax equivalent adjustment [4]		(76)			(67)
Net interest income, (GAAP)		$18,073			$17,959
Net interest margin, (GAAP)			3.31%			3.34%
Tax equivalent adjustment [4]			0.01			0.01
Net interest margin-taxable equivalent, (Non-GAAP)			3.32%			3.35%
Taxable equivalent net interest spread			2.77%			2.98%

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the six months ended June 30, 2024, was $25 million representing a $3 million increase, or 15%, compared to the same period in 2023. This increase was primarily due to volume and yield increases on loans along with rate increases on interest-earning deposits in other banks and taxable securities for the period ended June 30, 2024, as compared to the same period in 2023. Interest expense for the six months ended June 30, 2024, was $7 million, an increase of $3 million, or 81%, from the same period in 2023. The increase in interest expense occurred primarily due to an increase in rates on all interest-bearing liabilities for the six months ended June 30, 2024, as well as a shift in balances into higher rate time deposits.

For the six months ended June 30, 2024, the provision for credit losses and off-balance sheet was $4 million, compared to $109 thousand for the same period in 2023. For more discussion see Results of Operations, three months. The provision for credit losses is determined based on management’s calculation of the adequacy of the allowance for credit losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the six months ended June 30, 2024, was $3.5 million, an increase of $152 thousand, or 5%, compared to the same period in 2023. Fees from trust and brokerage services increased $166 thousand for the period due to a one time fee collected in the first quarter. The gain on the sale of mortgage loans to the secondary market increased $50 thousand to $109 thousand for the six months ended June 30, 2024, as improved pricing for smaller balance mortgage loans attracted buyers and some mortgage loan refinancing. Earnings on bank owned life insurance policies increased $41 thousand for the period. Service charges on deposit accounts decreased $21 thousand, or 4%, compared to the same period in 2023 primarily from decreases in overdraft fees. Credit card fee income decreased $47 thousand, or 13%. Debit card interchange income decreased $19 thousand, or 2%.

Noninterest expenses for the six months ended June 30, 2024, increased $188 thousand, or 2%, compared to the same period in 2023. Debit card expense increased $67 thousand, or 21%, primarily due to processing increases. Professional and director fees increased $62 thousand for the six months ended June 30, 2024, as compared to the same period in 2023. Financial institutions tax increased $48 thousand, or 13%, based on increased capital. Occupancy and equipment expenses increased $40 thousand over the same period in 2023 with an increase in maintenance expense. Software increased $22 thousand, or 3%. FDIC assessment increased $15 thousand, or 6%. Marketing and public relations expense increased $11 thousand, or 4%, with marketing, brand recognition initiatives. Salaries and employee benefits decreased $158 thousand, or 2%, a result of decreased incentive accruals.

Federal income tax expense decreased $824 thousand, or 44%, for the six months ended June 30, 2024, as compared to the same period in 2023. The provision for income taxes was $1.0 million (effective rate of 18.6%) for the six months ended June 30, 2024, compared to $1.9 million (effective rate of 19.8%) for the same period ended 2023.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 9.1% at June 30, 2024 compared with 8.8% at December 31, 2023.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. As of June 30, 2024, the Company and the Bank met all capital adequacy requirements to which they were subject.

	Capital Ratios
	June 30, 2024	December 31, 2023
Total Capital To Risk Weighted Assets Ratio
Consolidated	16.5%	16.3%
Bank	16.4	16.2

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	15.3	15.3
Bank	15.1	15.2

Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	15.3	15.3
Bank	15.1	15.2

Tier 1 Leverage Ratio
Consolidated	9.9	9.6
Bank	9.8	9.5

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

(Dollars in thousands)	June 30, 2024	December 31, 2023	Change
Cash and cash equivalents	$56,205	$64,077	$(7,872)
Available from FHLB	126,866	128,198	(1,332)
Unpledged AFS securities at fair market value	122,005	127,387	(5,382)
	$305,076	$319,662	$(14,586)
Net deposits and short-term liabilities	$1,046,531	$1,051,156	$(4,625)
Liquidity ratio	29.2%	30.4%	(1.3)%
Minimum board approved liquidity ratio	20.0%	20.0%

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

The weighted average number of common shares outstanding for earnings per share computations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Net income	$1,615	$3,644	$4,548	$7,578
Weighted average common shares outstanding	2,664,485	2,680,526	2,664,879	2,686,382
Earnings per share, basic and diluted	$0.61	$1.36	$1.71	$2.82

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ohio's unemployment rate rose to 5.1% in June 2024 which was up from 3.7% in December 2023. Holmes County, where the bank is headquartered, is reporting an unemployment rate of 4.1% in June 2024. Of the counties within the bank's footprint, Stark County reported the highest unemployment rate at 5.2% in June, while Tuscarawas and Wayne Counties posted unemployment rates of 4.8% and 4.4% respectively in June 2024. The rate of inflation, as measured by the Consumer Price Index, decreased slightly to 3% on a year over year basis at June 2024, following inflation rates of 3.5% in the first quarter of 2024 and an average inflation rate of 8.0% in 2023. The rate continues to be above the Federal Reserve target rate of 2%. The Federal Reserve has not changed interest rates since July 2023.

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

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -400 through +400 basis point changes, in 100 basis point increments, in market interest rates at June 30, 2024 and December 31, 2023. The net interest income reflected is for the first twelve-month period of the modeled twenty-four-month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

June 30, 2024
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+ 400	$38,435	$(366)	(0.9)%	± 25%
+ 300	38,531	(270)	(0.7)	± 15
+ 200	38,633	(168)	(0.4)	± 10
+ 100	38,721	(80)	(0.2)	± 5
0	38,801	—	—
– 100	38,699	(102)	(0.3)	± 5
– 200	38,561	(240)	(0.6)	± 10
– 300	38,414	(387)	(1.0)	± 15
– 400	38,205	(596)	(1.5)	± 25

December 31, 2023
+ 400	$39,184	$(266)	(0.7)%	± 25%
+ 300	39,264	(186)	(0.5)	± 15
+ 200	39,340	(110)	(0.3)	± 10
+ 100	39,394	(56)	(0.1)	± 5
0	39,450	—	—
– 100	39,201	(249)	(0.6)	± 5
– 200	38,951	(499)	(1.3)	± 10
– 300	38,718	(732)	(1.9)	± 15
– 400	38,494	(956)	(2.4)	± 25

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

Quarter ended June 30, 2024

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A - RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)
Not applicable
(b)
Not applicable
(c)
The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2024:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
April 1, 2024 - April 30, 2024	—	—	—	59,451
May 1, 2024 - May 31, 2024	—	—	—	59,451
June 1, 2024 - June 30, 2024	759	37.39	759	58,692
Total for quarter	759		759	58,692

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended June 30, 2024

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	August 12, 2024	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	August 12, 2024	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer