Form 10-Q
period 2024-09-30
CSB Bancorp, Inc.
filed 2024-11-14
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 1, 2024, the registrant had 2,654,445 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2024

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share data)	2024	2023
ASSETS
Cash and cash equivalents
Cash and due from banks	$26,108	$24,463
Interest-earning deposits in other banks	69,108	39,614
Federal funds sold	427	—
Total cash and cash equivalents	95,643	64,077
Securities
Available-for-sale, at fair value	131,718	140,080
Held-to-maturity; fair value of $185,647 in 2024 and $194,730 in 2023 ($0 credit loss allowance)	211,655	226,279
Equity securities	247	259
Restricted stock, at cost	1,520	1,535
Total securities	345,140	368,153
Loans held for sale	509	—
Loans	719,602	701,404
Less allowance for credit losses	7,224	6,607
Net loans	712,378	694,797
Premises and equipment, net	13,994	13,002
Bank-owned life insurance	27,996	25,410
Goodwill	4,728	4,728
Accrued interest receivable and other assets	8,793	8,522
TOTAL ASSETS	$1,209,181	$1,178,689

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$286,525	$301,697
Interest-bearing	784,006	725,730
Total deposits	1,070,531	1,027,427
Short-term borrowings	19,224	35,843
Other borrowings	1,296	1,754
Allowance for credit losses on off-balance sheet commitments	532	736
Accrued interest payable and other liabilities	2,590	4,990
TOTAL LIABILITIES	1,094,173	1,070,750
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,659,324 shares in 2024 and 2,669,938 in 2023	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	101,847	97,297
Treasury stock at cost: 321,278 shares in 2024 and 310,664 shares in 2023	(7,929)	(7,532)
Accumulated other comprehensive loss	(7,354)	(10,270)
TOTAL SHAREHOLDERS' EQUITY	115,008	107,939
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,209,181	$1,178,689

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Loans, including fees	$10,531	$9,175	$30,959	$25,855
Taxable securities	1,782	1,910	5,489	5,867
Nontaxable securities	88	102	264	305
Other	789	531	1,537	1,520
Total interest and dividend income	13,190	11,718	38,249	33,547
INTEREST EXPENSE
Deposits	3,898	2,772	10,687	6,484
Short-term borrowings	71	100	252	236
Other borrowings	7	9	23	31
Total interest expense	3,976	2,881	10,962	6,751
NET INTEREST INCOME	9,214	8,837	27,287	26,796
CREDIT LOSS EXPENSE
Provision for credit loss expense - loans	645	13	4,945	287
Provision (recovery) for credit loss expense - off-balance sheet commitments	55	164	(204)	(1)
Total provision for credit loss expense	700	177	4,741	286
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	8,514	8,660	22,546	26,510
NONINTEREST INCOME
Service charges on deposit accounts	301	332	872	924
Trust services	274	259	951	769
Debit card interchange fees	535	525	1,570	1,579
Credit card fees	162	166	484	535
Gain on sale of loans, net	106	47	215	106
Earnings on bank owned life insurance	203	179	585	520
Unrealized gain (loss) on equity securities	17	(11)	(12)	2
Other income	211	208	657	631
Total noninterest income	1,809	1,705	5,322	5,066
NONINTEREST EXPENSES
Salaries and employee benefits	3,656	3,429	10,181	10,112
Occupancy expense	295	290	872	856
Equipment expense	224	199	649	595
Professional and director fees	391	366	1,160	1,073
Financial institutions tax	216	192	648	576
Marketing and public relations	162	124	432	383
Software expense	421	408	1,263	1,228
Debit card expense	186	179	568	494
FDIC insurance expense	132	131	396	380
Other expenses	739	716	2,209	2,105
Total noninterest expenses	6,422	6,034	18,378	17,802
Income before income taxes	3,901	4,331	9,490	13,774
FEDERAL INCOME TAX PROVISION	756	850	1,797	2,715
NET INCOME	$3,145	$3,481	$7,693	$11,059
Basic and diluted net earnings per share	$1.18	$1.30	$2.89	$4.12

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$3,145	$3,481	$7,693	$11,059
Other comprehensive income (loss)
Unrealized gain (loss) arising during the period	3,409	(1,127)	3,556	(1,722)
Amortization of discount on securities transferred to held-to-maturity	48	50	135	143
Income tax effect	(726)	226	(775)	331
Other comprehensive income (loss)	2,731	(851)	2,916	(1,248)
Total comprehensive income	$5,876	$2,630	$10,609	$9,811

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Three Months Ended September 30, 2024
Balance at beginning of period	$18,629	$9,815	$99,766	$(7,757)	$(10,085)	$110,368
Net income	—	—	3,145	—	—	3,145
Other comprehensive income	—	—	—	—	2,731	2,731
Purchase of 4,600 treasury shares	—	—	—	(172)	—	(172)
Cash dividends declared, $0.40 per share	—	—	(1,064)	—	—	(1,064)
Balance at September 30, 2024	$18,629	$9,815	$101,847	$(7,929)	$(7,354)	$115,008
Nine Months Ended September 30, 2024
Balance at December 31, 2023	$18,629	$9,815	$97,297	$(7,532)	$(10,270)	$107,939
Net income	—	—	7,693	—	—	7,693
Other comprehensive income	—	—	—	—	2,916	2,916
Purchase of 10,614 treasury shares	—	—	—	(397)	—	(397)
Cash dividends declared, $1.18 per share	—	—	(3,143)	—	—	(3,143)
Balance at September 30, 2024	$18,629	$9,815	$101,847	$(7,929)	$(7,354)	$115,008
Three Months Ended September 30, 2023
Balance at beginning of period	$18,629	$9,815	$92,149	$(7,137)	$(13,316)	$100,140
Net income	—	—	3,481	—	—	3,481
Other comprehensive loss	—	—	—	—	(851)	(851)
Purchase of 9,012 treasury shares	—	—	—	(344)	—	(344)
Cash dividends declared, $0.38 per share	—	—	(1,016)	—	—	(1,016)
Balance at September 30, 2023	$18,629	$9,815	$94,614	$(7,481)	$(14,167)	$101,410
Nine Months Ended September 30, 2023
Balance at December 31, 2022	$18,629	$9,815	$86,502	$(6,107)	$(12,919)	$95,920
Net income	—	—	11,059	—	—	11,059
Cumulative effect of adoption of ASU 2016-13	—	—	52	—	—	52
Other comprehensive loss	—	—	—	—	(1,248)	(1,248)
Purchase of 36,263 treasury shares	—	—	—	(1,374)	—	(1,374)
Cash dividends declared, $1.12 per share	—	—	(2,999)	—	—	(2,999)
Balance, September 30, 2023	$18,629	$9,815	$94,614	$(7,481)	$(14,167)	$101,410

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
NET CASH PROVIDED BY OPERATING ACTIVITIES	$8,934	$8,079
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	17,497	7,088
Proceeds from repayments, held-to-maturity	14,529	16,798
Purchases, available-for-sale	(5,889)	(4,458)
Redemption of FHLB stock	15	1,869
Loan originations, net	(22,279)	(53,895)
Property, equipment, and software acquisitions	(1,728)	(308)
Purchase of bank-owned life insurance	(2,000)	—
Net cash provided by (used in) investing activities	145	(32,906)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net increase (decrease) in deposits	43,104	(5,342)
Net decrease in short-term borrowings	(16,619)	(1,816)
Repayment of other borrowings	(458)	(653)
Cash dividends paid	(3,143)	(2,999)
Purchase of treasury shares	(397)	(1,374)
Net cash provided by (used in) financing activities	22,487	(12,184)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,566	(37,011)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,077	86,420
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95,643	$49,409
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$10,865	$6,584
Income taxes	2,775	3,365

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2024, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2023, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements. The results of operations for the period ended September 30, 2024 are not necessarily indicative of the operating results for the full year or any future interim period.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consisted of the following on September 30, 2024 and December 31, 2023:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2024
Available-for-sale
U.S. Treasury securities	$13,461	$16	$(124)	$—	$13,353
U.S. Government agencies	14,000	—	(382)	—	13,618
Mortgage-backed securities of government agencies	63,785	94	(5,715)	—	58,164
Asset-backed securities of government agencies	410	—	(3)	—	407
State and political subdivisions	17,406	—	(689)	—	16,717
Corporate bonds	30,568	25	(1,134)	—	29,459
Total available-for-sale	139,630	135	(8,047)	—	131,718
Held-to-maturity
U.S. Treasury securities	$10,342	$—	$(524)	—	$9,818
Mortgage-backed securities of government agencies	198,787	—	(25,328)	—	173,459
State and political subdivisions	2,526	—	(156)	—	2,370
Total held-to-maturity	211,655	—	(26,008)	—	185,647
Equity securities	185	62	—	—	247
Restricted stock	1,520	—	—	—	1,520
Total securities	$352,990	$197	$(34,055)	$—	$319,132
December 31, 2023
Available-for-sale
U.S. Treasury securities	$18,110	$—	$(421)	$—	$17,689
U.S. Government agencies	14,000	—	(848)	—	13,152
Mortgage-backed securities of government agencies	72,279	98	(7,332)	—	65,045
Asset-backed securities of government agencies	548	—	(25)	—	523
State and political subdivisions	17,476	—	(890)	—	16,586
Corporate bonds	29,135	6	(2,056)	—	27,085
Total available-for-sale	151,548	104	(11,572)	—	140,080
Held-to-maturity
U.S. Treasury securities	10,305	—	(798)	—	9,507
Mortgage-backed securities of government agencies	213,425	—	(30,534)	—	182,891
State and political subdivisions	2,549	2	(219)	—	2,332
Total held-to-maturity	226,279	2	(31,551)	—	194,730
Equity securities	185	74	—	—	259
Restricted stock	1,535	—	—	—	1,535
Total securities	$379,547	$180	$(43,123)	$—	$336,604

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The amortized cost and fair value of debt securities on September 30, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$30,197	$29,959
Due after one through five years	31,043	30,115
Due after five through ten years	18,078	16,755
Due after ten years	60,312	54,889
Total debt securities available-for-sale	$139,630	$131,718
Held-to-maturity
Due in one year or less	$2,500	$2,496
Due after one through five years	5,182	4,971
Due after five through ten years	4,866	4,431
Due after ten years	199,107	173,749
Total debt securities held-to-maturity	$211,655	$185,647

Securities with a fair value of approximately $130 million and $126 million were pledged on September 30, 2024 and December 31, 2023, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $1.0 million on September 30, 2024 and December 31, 2023. The FHLB redeemed approximately $15 thousand in stock at $100 par value per share during the nine-month period ended September 30, 2024. Federal Reserve Bank stock was $471 thousand on September 30, 2024 and December 31, 2023.

There were no proceeds from sales of securities for the three and nine-month period ended September 30, 2024 and 2023. All gains and losses recognized on equity securities during the three and nine-month periods were unrealized.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The following table presents gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, on September 30, 2024 and December 31, 2023:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2024
Available-for-sale
U.S. Treasury securities	$—	$—	$(124)	$8,923	$(124)	$8,923
U.S. Government agencies	—	—	(382)	13,618	(382)	13,618
Mortgage-backed securities of government agencies	—	—	(5,715)	48,167	(5,715)	48,167
Asset-backed securities of government agencies	—	—	(3)	407	(3)	407
State and political subdivisions	(1)	424	(688)	14,712	(689)	15,136
Corporate bonds	—	—	(1,134)	27,437	(1,134)	27,437
Total temporarily impaired	$(1)	$424	$(8,046)	$113,264	$(8,047)	$113,688

December 31, 2023
Available-for-sale
U.S. Treasury securities	$—	$—	$(421)	$17,689	$(421)	$17,689
U.S. Government agencies	—	—	(848)	13,152	(848)	13,152
Mortgage-backed securities of government agencies	(3)	1,909	(7,329)	52,144	(7,332)	54,053
Asset-backed securities of government agencies	—	—	(25)	523	(25)	523
State and political subdivisions	(28)	1,783	(862)	14,263	(890)	16,046
Corporate bonds	—	—	(2,056)	26,586	(2,056)	26,586
Total temporarily impaired	$(31)	$3,692	$(11,541)	$124,357	$(11,572)	$128,049

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

There were 111 securities in an unrealized loss position on September 30, 2024, 110 of which were in a continuous loss position for twelve (12) months or more. Each quarter the Company conducts a comprehensive security-level impairment assessment on the securities portfolio. Management believes the Company will fully recover the cost of these securities. Unrealized losses on the Company’s fixed-rate debt securities are a result of interest rate increases. U.S. Treasury securities and investments in securities of U.S. government sponsored agency bonds comprise $86 million of total AFS securities. The remaining $46 million of non-agency debt securities is made up of Corporate Bonds and debt securities to State and Political Subdivisions. For non-agency debt securities, the Company verified the current credit ratings remain above investment grade. Non-rated debt securities total $11 million. Annually, management reviews the credit profile of each non-rated issue and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and, therefore, no allowance for credit losses has been recorded. Management believes the value will recover as the securities approach maturity or market interest rates change.

The Bank monitors the credit quality of held-to-maturity debt securities primarily through utilizing their credit rating. The Bank monitors the credit rating on a quarterly basis. There are no nonperforming held-to-maturity securities. As of September 30, 2024, no ACL was required for any held-to-maturity security. The majority of the securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Bank. The following table summarizes the amortized cost of held-to maturity debt securities at September 30, 2024 and December 31, 2023, aggregated by credit quality indicator:

(Dollars in thousands)	U.S. Treasury securities	Mortgage- backed securities of government agencies	State and political subdivisions
September 30, 2024
Credit rating:
AAA / AA / A	$10,342	$198,787	$2,526
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$10,342	$198,787	$2,526

December 31, 2023
Credit rating:
AAA / AA / A	$10,305	$213,425	$2,549
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$10,305	$213,425	$2,549

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consisted of the following on September 30, 2024 and December 31, 2023:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Commercial and industrial	$134,125	$152,125
Commercial real estate	194,329	190,702
Commercial lessors of buildings	98,049	82,687
Construction	57,283	49,214
Consumer mortgage	175,093	166,891
Home equity line of credit	44,978	43,269
Consumer installment	10,377	10,636
Consumer indirect	5,493	5,957
Total loans	719,727	701,481
Allowance for credit losses	(7,224)	(6,607)
Deferred loan fees, net	(125)	(77)
Net Loans	$712,378	$694,797

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

The top ten collateral exposures in commercial real estate and commercial lessors of buildings at September 30, 2024 are as follows: Industrial, manufacturing and production $59 million; warehouse $41 million: healthcare $27 million; residential investment property $25 million; retail strip center $17 million; auto repair $16 million; retail store $14 million; senior housing $12 million; hotels $11 million; office building $7 million.

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

Loans serviced for others approximated $137 million and $132 million on September 30, 2024 and December 31, 2023, respectively.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Concentrations of Credit

Nearly all the Company’s lending activity occurs within the state of Ohio, including the four counties of Holmes, Stark, Tuscarawas and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans. Credit concentrations, including commitments, as determined using North American Industry Classification Codes (NAICS), to the three largest industries compared to total loans on September 30, 2024, included $75 million, or 10%, of total loans to lessors of non-residential buildings, $39 million, or 5%, of total loans to manufacturers of animal food, and $30 million, or 4%, of total loans to hotels. These loans are generally secured by real property and equipment, with repayment expected from operational cash flow. Credit evaluation is based on a review of cash flow coverage of principal, interest payments, and the adequacy of the collateral received.

Allowance for Credit Losses

The following table details activity in the allowance for credit losses ("ACL") by portfolio segment for the three and nine months ended September 30, 2024 and 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three and nine months ended September 30, 2024, the increase in the provision for commercial and industrial loans primarily relates to one individually evaluated commercial loan relationship which has been charged-down to the fair value of the collateral. The commercial and industrial charge-off amount related to this loan relationship was $3.9 million and the commercial real estate charge-off for this same relationship was $420 thousand. The charge-offs also increased the historical loss rates which are applied to the active balances multiplied by the weighted average life of the loan pools. The remaining provision amounts for the quarter are primarily a result of changes in loan volume and weighted average remaining maturities of the loans in each category.

For the three months ended September 2023, the decrease in the provision for commercial and industrial loans primarily relates to the recovery of prior loan charge-offs, as well as the decrease in substandard loan balances in this loan category. The remaining provision changes for the quarter are primarily a result of changes in loan volume in each loan category.

For the nine month period in 2023, the decrease in provision for commercial real estate loans is due to the payoff of one larger loan relationship with a specific allocation. The increase in the provision for commercial lessors of buildings relates to the increase in loans graded special mention in this category. All other changes during the nine month period are related to loan volume changes.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (Recovery)	Ending Balance
Three Months Ended September 30, 2024
Commercial and industrial	$5,274	$(3,663)	$53	$706	$2,370
Commercial real estate	2,033	(420)	—	(13)	1,600
Commercial lessors of buildings	1,328	—	—	(32)	1,296
Construction	326	—	—	(16)	310
Consumer mortgage	1,061	—	1	30	1,092
Home equity line of credit	276	—	—	4	280
Consumer installment	74	(11)	6	4	73
Consumer indirect	215	(1)	27	(38)	203
	$10,587	$(4,095)	$87	$645	$7,224

Nine Months Ended September 30, 2024
Commercial and industrial	$1,737	$(3,931)	$72	$4,492	$2,370
Commercial real estate	1,637	(420)	1	382	1,600
Commercial lessors of buildings	1,200	—	—	96	1,296
Construction	333	—	—	(23)	310
Consumer mortgage	1,107	—	10	(25)	1,092
Home equity line of credit	288	—	—	(8)	280
Consumer installment	76	(46)	13	30	73
Consumer indirect	229	(60)	33	1	203
	$6,607	$(4,457)	$129	$4,945	$7,224

(Dollars in thousands)	Beginning Balance	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provisions (Recovery)	Ending Balance
Three Months Ended September 30, 2023
Commercial and industrial	$2,119	$—	$—	$147	$(303)	$1,963
Commercial real estate	1,882	—	—	8	239	2,129
Commercial lessors of buildings	1,237	—	—	—	(11)	1,226
Construction	283	—	—	—	(28)	255
Consumer mortgage	714	—	—	—	61	775
Home equity line of credit	178	—	—	—	9	187
Consumer installment	52	—	(8)	—	13	57
Consumer indirect	94	—	(35)	7	33	99
Unallocated	—	—	—	—	—	—
	$6,559	$—	$(43)	$162	$13	$6,691

Nine Months Ended September 30, 2023
Commercial and industrial	$1,110	$658	$—	$166	$29	$1,963
Commercial real estate	2,760	(541)	—	9	(99)	2,129
Commercial lessors of buildings	—	974	—	—	252	1,226
Construction	803	(515)	—	—	(33)	255
Consumer mortgage	1,268	(580)	—	1	86	775
Home equity line of credit	—	201	—	—	(14)	187
Consumer installment	233	(183)	(31)	12	26	57
Consumer indirect	—	91	(66)	34	40	99
Unallocated	664	(664)	—	—	—	—
	$6,838	$(559)	$(97)	$222	$287	$6,691

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

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans
September 30, 2024
Commercial and industrial	$134,075	$50	$—	$—	$50	$134,125
Commercial real estate	194,329	—	—	—	—	194,329
Commercial lessors of buildings	98,049	—	—	—	—	98,049
Construction	57,283	—	—	—	—	57,283
Consumer mortgage	174,143	246	440	264	950	175,093
Home equity line of credit	44,897	81	—	—	81	44,978
Consumer installment	10,345	28	4	—	32	10,377
Consumer indirect	5,468	25	—	—	25	5,493
Total Loans	$718,589	$430	$444	$264	$1,138	$719,727

December 31, 2023
Commercial and industrial	$151,964	$111	$50	$—	$161	$152,125
Commercial real estate	190,702	—	—	—	—	190,702
Commercial lessors of buildings	82,687	—	—	—	—	82,687
Construction	49,214	—	—	—	—	49,214
Consumer mortgage	166,411	307	173	—	480	166,891
Home equity line of credit	42,955	33	281	—	314	43,269
Consumer installment	10,602	25	9	—	34	10,636
Consumer indirect	5,821	52	84	—	136	5,957
Total Loans	$700,356	$528	$597	$—	$1,125	$701,481

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of September 30, 2024 and December 31, 2023:

(Dollars in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Total Nonperforming
September 30, 2024
Commercial and industrial	$16	$2,100	$2,116	$—	$2,116
Commercial real estate	—	679	679	—	679
Commercial lessors of buildings	4	—	4	—	4
Construction	—	—	—	—	—
Consumer mortgage	115	—	115	264	379
Home equity line of credit	72	—	72	—	72
Consumer installment	44	—	44	—	44
Consumer indirect	78	—	78	—	78
Total Loans	$329	$2,779	$3,108	$264	$3,372

December 31, 2023
Commercial and industrial	$59	$—	$59	$—	$59
Commercial real estate	62	—	62	—	62
Commercial lessors of buildings	15	—	15	—	15
Construction	—	—	—	—	—
Consumer mortgage	172	—	172	—	172
Home equity line of credit	—	—	—	—	—
Consumer installment	49	—	49	—	49
Consumer indirect	39	—	39	—	39
Total Loans	$396	$—	$396	$—	$396

Interest income recognized on nonaccrual loans for the nine months ended September 30, 2024 was $33 thousand, respectively.

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

	Type of Collateral
(Dollars in thousands)	Real Estate	Blanket Liens
September 30, 2024
Commercial and industrial	$—	$2,100
Commercial real estate	679	—
Total collateral dependent loans	$679	$2,100

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Based on the most recent analysis performed, the following tables present the recorded investment in non-homogeneous loans by internal risk rating system as of September 30, 2024 and December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2024
Commercial and industrial:
Pass	$10,904	$27,773	$16,018	$8,110	$3,419	$7,527	$41,362	$—	$115,113
Special mention	61	910	2,327	915	429	—	1,768	—	6,410
Substandard	—	1,972	4,471	729	127	1,054	4,249	—	12,602
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,965	$30,655	$22,816	$9,754	$3,975	$8,581	$47,379	$—	$134,125
YTD gross charge-offs	$—	$246	$—	$22	$—	$—	$3,663	$—	$3,931
Commercial real estate:
Pass	$9,205	$26,248	$40,344	$43,223	$13,498	$26,649	$1,816	$—	$160,983
Special Mention	—	208	1,256	5,268	2,036	9,752	435	—	18,955
Substandard	347	1,060	198	2,424	8	8,284	2,070	—	14,391
Doubtful	—	—	—	—	—	—	—	—	—
Total	$9,552	$27,516	$41,798	$50,915	$15,542	$44,685	$4,321	$—	$194,329
YTD gross charge-offs	$—	$420	$—	$—	$—	$—	$—		$420
Commercial lessors of buildings:
Pass	$18,901	$22,185	$21,768	$15,468	$3,216	$14,256	$317	$—	$96,111
Special Mention	—	—	—	183	—	—	—	—	183
Substandard	—	—	562	230	959	4	—	—	1,755
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18,901	$22,185	$22,330	$15,881	$4,175	$14,260	$317	$—	$98,049
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Construction:
Pass	$7,731	$29,353	$8,486	$784	$848	$445	$1,962	$—	$49,609
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	75	—	—	75
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,731	$29,353	$8,486	$784	$848	$520	$1,962	$—	$49,684
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total
Pass	$46,741	$105,559	$86,616	$67,585	$20,981	$48,877	$45,457	$—	$421,816
Special Mention	61	1,118	3,583	6,366	2,465	9,752	2,203	—	25,548
Substandard	347	3,032	5,231	3,383	1,094	9,417	6,319	—	28,823
Doubtful	—	—	—	—	—	—	—	—	—
Total	$47,149	$109,709	$95,430	$77,334	$24,540	$68,046	$53,979	$—	$476,187
YTD commercial gross charge-offs	$—	$666	$—	$22	$—	$—	$3,663	$—	$4,351

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The Company monitors the credit risk profile by payment activity for the loan classes listed below. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. The following table presents the amortized cost in consumer loans based on payment activity as of September 30, 2024 and December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2024
Consumer mortgage:
Performing	$15,008	$28,980	$32,873	$33,472	$29,291	$35,090	$—	$—	$174,714
Nonperforming	—	—	—	—	52	327	—	—	379
Total	$15,008	$28,980	$32,873	$33,472	$29,343	$35,417	$—	$—	$175,093
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Construction:
Performing	$4,136	$2,161	$999	$162	$99	$42	$—	$—	$7,599
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$4,136	$2,161	$999	$162	$99	$42	$—	$—	$7,599
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$44,870	$36	$44,906
Nonperforming	—	—	—	—	—	—	72	—	72
Total	$—	$—	$—	$—	$—	$—	$44,942	$36	$44,978
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$3,487	$3,919	$1,887	$529	$265	$185	$61	$—	$10,333
Nonperforming	—	6	—	—	—	38	—	—	44
Total	$3,487	$3,925	$1,887	$529	$265	$223	$61	$—	$10,377
YTD gross charge-offs	$1	$13	$18	$3	$3	$8	$—	$—	$46
Consumer indirect:
Performing	$702	$641	$970	$524	$501	$2,077	$—	$—	$5,415
Nonperforming	—	20	—	—	—	58	—	—	78
Total	$702	$661	$970	$524	$501	$2,135	$—	$—	$5,493
YTD gross charge-offs	$—	$—	$—	$—	$—	$60	$—	$—	$60
Total
Performing	$23,333	$35,701	$36,729	$34,687	$30,156	$37,394	$44,931	$36	$242,967
Nonperforming	—	26	—	—	52	423	72	—	573
Total	$23,333	$35,727	$36,729	$34,687	$30,208	$37,817	$45,003	$36	$243,540
YTD consumer gross charge-offs	$1	$13	$18	$3	$3	$68	$—	$—	$106

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

Consumer mortgages are substantially secured by one to four family owner occupied properties and consumer indirect loans are substantially secured by recreational vehicles. All nonperforming consumer loans are evaluated when placed on nonaccrual status and may be charged down based on the collateral fair value less cost to sell if that value is lower than the outstanding balance. As of September 30, 2024 there was one loan secured by consumer real estate totaling $30 thousand in process of foreclosure.

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

There were no modifications of loans to borrowers in financial distress completed during the nine months ended September 30, 2024 and 2023.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	September 30,	December 31,
(Dollars in thousands)	2024	2023
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$19,276	$36,002
Repurchase agreements	19,224	35,843

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of September 30, 2024 and December 31, 2023 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities or identical securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes and are not included in the table below.

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2024
Assets:
Securities available-for-sale
U.S. Treasury securities	$13,353	$—	$—	$13,353
U.S. Government agencies	—	13,618	—	13,618
Mortgage-backed securities of government agencies	—	58,164	—	58,164
Asset-backed securities of government agencies	—	407	—	407
State and political subdivisions	—	16,717	—	16,717
Corporate bonds	—	29,459	—	29,459
Total available-for-sale securities	$13,353	$118,365	$—	$131,718
Equity securities	$201	$—	$—	$201

December 31, 2023
Assets:
Securities available-for-sale
U.S. Treasury securities	$17,689	$—	$—	$17,689
U.S. Government agencies	—	13,152	—	13,152
Mortgage-backed securities of government agencies	—	65,045	—	65,045
Asset-backed securities of government agencies	—	523	—	523
State and political subdivisions	—	16,586	—	16,586
Corporate bonds	—	27,085	—	27,085
Total available-for-sale securities	$17,689	$122,391	$—	$140,080
Equity securities	$213	$—	$—	$213

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

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheet at their fair value as of September 30, 2024, by level within the fair value hierarchy. There were no individually evaluated collateral dependent loans at December 31, 2023.

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2024
Individually evaluated collateral dependent loans recorded at fair value:
Commercial and industrial	$—	$—	$1,577	$1,577
Commercial real estate	—	—	679	679
Total individually evaluated collateral dependent loans recorded at fair value:	$—	$—	$2,256	$2,256

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments carried at amortized cost as of September 30, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
September 30, 2024
Financial assets
Securities held-to-maturity	$211,655	$9,818	$175,829	$—	$185,647
Loans held for sale	$509	$519	$—	$—	$519
Net loans	712,378	—	—	677,583	677,583
Mortgage servicing rights	614	—	—	614	614
Financial liabilities
Deposits	$1,070,531	$830,206	$—	$239,880	$1,070,086
Other borrowings	1,296	—	—	1,171	1,171

December 31, 2023
Financial assets
Securities held-to-maturity	$226,279	$9,507	$185,223	$—	$194,730
Net loans	694,797	—	—	663,510	663,510
Mortgage servicing rights	600	—	—	600	600
Financial liabilities
Deposits	$1,027,427	$835,847	$—	$193,126	$1,028,973
Other borrowings	1,754	—	—	1,546	1,546

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a Level I fair value that approximates their carrying value. The Company also has unrecognized financial instruments on September 30, 2024 and December 31, 2023, related to commitments to extend credit

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and letters of credit. The aggregate contract amount of such financial instruments was approximately $287 million on September 30, 2024 and $282 million on December 31, 2023.

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

Note 7- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three and nine months ended September 30, 2024 and 2023:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three Months Ended September 30, 2024
Balance, beginning of period	$(12,765)	$2,680	(10,085)
Unrealized holding gain on available-for-sale securities arising during the period	3,409	(716)	2,693
Amortization of held-to-maturity discount resulting from transfer	48	(10)	38
Total other comprehensive income	3,457	(726)	2,731
Balance, end of period	$(9,308)	$1,954	$(7,354)

Nine Months Ended September 30, 2024
Balance, beginning of period	$(12,999)	$2,729	$(10,270)
Unrealized holding gain on available-for-sale securities arising during the period	3,556	(747)	2,809
Amortization of held-to-maturity discount resulting from transfer	135	(28)	107
Total other comprehensive income	3,691	(775)	2,916
Balance, end of period	$(9,308)	$1,954	$(7,354)

Three Months Ended September 30, 2023
Balance, beginning of period	$(16,856)	$3,540	$(13,316)
Unrealized holding loss on available-for-sale securities arising during the period	(1,127)	237	(890)
Amortization of held-to-maturity discount resulting from transfer	50	(11)	39
Total other comprehensive loss	(1,077)	226	(851)
Balance, end of period	$(17,933)	$3,766	$(14,167)

Nine Months Ended September 30, 2023
Balance, beginning of period	$(16,354)	$3,435	$(12,919)
Unrealized holding loss on available-for-sale securities arising during the period	(1,722)	361	(1,361)
Amortization of held-to-maturity discount resulting from transfer	143	(30)	113
Total other comprehensive loss	(1,579)	331	(1,248)
Balance, end of period	$(17,933)	$3,766	$(14,167)

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company on September 30, 2024 as compared to December 31, 2023, and the consolidated results of operations for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets increased $30 million to $1.21 billion at September 30, 2024 compared to $1.18 billion at December 31, 2023. During the nine months ended September 30, 2024, securities decreased $23 million, net loans increased $18 million, and cash and cash equivalents increased $32 million. Deposits and short-term borrowings increased $26 million.

Net loans increased $18 million, or 3%, as commercial and commercial real estate loans increased $1 million, or less than 1%, compared to December 31, 2023 and residential real estate loans increased $8 million, or 5%, from December 31, 2023. Construction loans increased $8 million, or 16%, from December 31, 2023. Consumer refinance activity slowed from previous periods on mortgage loans, while home purchase activity remained stable despite limited inventory, and home equity line balances increased by $2 million. Residential mortgage loan originations, including home equity lines, for the nine months ended September 30, 2024 totaled $39 million, a slight increase from $38 million in mortgage originations during the nine months ended September 30, 2023. Mortgage loan originations sold into the secondary market were $7 million and $3 million, respectively during the nine months ended September 30, 2024 and September 30, 2023. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

The allowance for credit losses for loans increased $617 thousand from December 31, 2023 to $7.2 million. A previously identified commercial lending relationship totaling $6.4 million experienced credit deterioration and was placed on nonaccrual during the second quarter 2024 while the company was being offered for sale. On July 23, 2024 the bank was notified that the borrower's company would cease operations. The credit was charged down in third quarter 2024 by $4.1 million as the liquidation of assets is in process.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net charge-offs were $4.3 million, or an annualized 0.81% of average loans, in the current nine-month period compared to net recoveries of $125 thousand, or (0.03%) of average loans in the year-ago nine-month period. At September 30, 2024, the allowance for credit losses to total loans was 1%. We believe the allowance level is appropriate given the level of problem loans and composition of the overall loan portfolio in the current economic environment.

Nonperforming loans increased $3 million to $3.4 million, or 0.47%, of total loans from $396 thousand, or 0.06% of total loans, on December 31, 2023. For the nine months ended September 30, 2024, $7 million in loans were placed on nonaccrual status, $253 thousand in paydowns were received, and $4.1 million in loans were charged-off due to non-payment.

	September 30,	December 31,	September 30,
(Dollars in thousands)	2024	2023	2023
Non-performing loans	$3,372	$396	$260
Other real estate	—	—	—
Repossessed assets	—	—	—
Allowance for credit losses	7,224	6,607	6,691
Total loans	719,602	701,404	680,949
Allowance for credit losses as a percentage of total loans	1.00%	0.94%	0.98%
Allowance for credit losses to total nonperforming loans	214%	1,668%	2,573%

The ratio of gross loans to deposits was 67% at September 30, 2024, compared to 68% at December 31, 2023.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $34 million within the available-for-sale and held-to-maturity portfolios as of September 30, 2024, was primarily the result of current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. As a result, all embedded security losses on September 30, 2024, are considered temporary and no allowance for credit loss is necessary.

The weighted average life of total debt securities was 5.23 years at September 30, 2024 as compared to 5.09 years at December 31, 2023. If interest rates declined 100 basis points, the weighted average life was estimated to fall to 4.98 years at September 30, 2024 and 4.98 years at December 31, 2023. If interest rates rose 100 basis points the weighted average life would be expected to increase to 5.42 years at September 30, 2024 and 5.16 years at December 31, 2023.

Deposits increased $43 million, or 4%, from December 31, 2023 with noninterest-bearing deposits decreasing approximately $15 million, or 5%, and interest-bearing deposit accounts increasing approximately $58 million, or 8%. Total deposits as of September 30, 2024 are $1.07 billion, or 5%, above September 30, 2023 deposit balances. On a year over year comparison, decreases were recognized in noninterest-bearing demand deposits of $13 million, interest bearing demand accounts of $19 million, and savings accounts of $7 million. Increases were recognized in money market accounts of $29 million, and time deposits of $63 million. Deposits have increased as customers move excess liquid funds into money market accounts and time certificates of deposit to take advantage of the increased interest rates. The estimated amount of uninsured deposits was $275 million, $254 million, and $267 million as of September 30, 2024, December 31, 2023, and September 30, 2023, respectively.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $17 million, or 46%, to $19 million at September 30, 2024 as compared to December 31, 2023 as customers moved money into higher interest rate money market and time deposit accounts. Other borrowings decreased $458 thousand as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $115 million, or 9.5%, of total assets at September 30, 2024, an increase of $7 million, or 7%, from $108 million at December 31, 2023. The increase in shareholders’ equity during the nine months ended September 30, 2024 was due to net income of $7.7 million, other comprehensive income of $3 million, less cash dividends of $3 million, and treasury stock repurchase of $397 thousand. Total accumulated other comprehensive loss ("AOCL") decreased during the nine months ended September 30, 2024 due to decreases in interest rates and improvements in pricing in government agency and corporate bonds as AFS securities are marked to fair market value. This remaining unrealized

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

loss in securities is temporary and is adjusted monthly for additional interest rate fluctuations, principal paydowns, calls, and maturities. The Company and the Bank met all regulatory capital requirements at September 30, 2024 as shown in the Capital Resources section of this report.

RESULTS OF OPERATIONS

Three months ended September 30, 2024 and 2023

For the quarters ended September 30, 2024 and 2023, the Company recorded net income of $3.1 million and $3.5 million and $1.18 and $1.30 per share, respectively. The $300 thousand decrease in net income for the period was primarily the result of the provision for credit losses and off-balance sheet commitments of $700 thousand compared to the provision for credit losses in the prior year period of $177 thousand. The increase of $377 thousand in net interest income and $104 thousand increase in noninteret income was offset by a $388 thousand increase in noninterest expenses. The federal income tax provision decreased $94 thousand. Pre-provision net revenue ("PPNR"), (a non-GAAP measure), totaled $4.6 million for the quarter ended September 30, 2024, an increase of $93 thousand, or 2%, from the prior year's third quarter.

Return on average assets and return on average equity were 1.05% and 11.14%, respectively, for the three-month period of 2024, compared to 1.19% and 13.63%, respectively for the same quarter in 2023.

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Federal Funds Sold	$446	$6	5.35%	$—	$—	—%
Interest-earning deposits in other banks	57,543	783	5.41	38,669	531	5.45
Taxable securities	327,234	1,782	2.17	360,868	1,910	2.10
Tax-exempt securities [4]	19,053	111	2.32	21,859	130	2.36
Loans [3,4]	723,129	10,542	5.80	675,283	9,181	5.39
Total interest-earning assets	1,127,405	13,224	4.67%	1,096,679	11,752	4.25%
Noninterest-earning assets	63,632			65,350
TOTAL ASSETS	$1,191,037			$1,162,029

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$226,551	$527	0.93%	$256,223	$689	1.07%
Savings deposits	310,596	933	1.20	292,706	662	0.90
Time deposits	231,530	2,438	4.19	169,766	1,420	3.32
Borrowed funds	25,732	78	1.21	35,618	110	1.23
Total interest-bearing liabilities	794,409	3,976	1.99%	754,313	2,881	1.52%
Noninterest-bearing demand deposits	279,537			301,440
Other liabilities	4,739			4,982
Shareholders' Equity	112,352			101,294
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,191,037			$1,162,029
Taxable equivalent net interest income, (Non-GAAP)		$9,248			$8,871
Tax equivalent adjustment [4]		(34)			(34)
Net interest income, (GAAP)		$9,214			$8,837
Net interest margin, (GAAP)			3.25%			3.20%
Tax equivalent adjustment [4]			0.01			0.01
Net interest margin-taxable equivalent, (Non-GAAP)			3.26%			3.21%
Taxable equivalent net interest spread			2.68%			2.73%

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Taxable equivalent adjustments have been computed assuming a 21% tax rate in 2024 and 2023 (non-GAAP).

Interest income for the quarter ended September 30, 2024, was $13.2 million representing a $1.5 million, or 13% increase, compared to the same period in 2023. This increase was primarily due to increased interest rates and increased volumes on loans and interest-earning deposits in other banks. These increases were partially offset by the volume decreases in taxable securities to the comparable period. Average interest-earning deposit rates decreased 4 basis points while loan rates rose 41 basis points, and taxable securities' interest rates rose 7 basis points for the quarter ended September 30, 2024 as compared to the same period in 2023. Interest expense for the quarter ended September 30, 2024 was $4 million, an increase of $1.1 million, or 38%, from the same quarter in 2023. The increase in interest expense occurred primarily due to the increase in interest rates and volume increases of money market and time deposit accounts for the quarter ended September 30, 2024.

For the quarter ended September 30, 2024, the bank recognized net charge-offs of $4 million, compared to $119 thousand net recoveries for the same quarter in 2023. The provision for credit losses on loans in the current quarter of $645 thousand, compared to a provision of $13 thousand in the same quarter ended 2023. The company recorded a $55 thousand provision for credit loss on off-balance commitments in the third quarter 2024 compared to a $164 thousand provision in the third quarter of 2023. The quarter increase results primarily from a single commercial credit facility that ceased operations on July 23, 2024. The credit facility has been charged down by $4.1 million with the company's assets being liquidated through the court system which increased the historical loss component of the calculation.

Economic indicators reflect a leveling off in residential real estate prices and increases in unemployment rates. The provision for credit losses is determined based on management’s calculation of the adequacy of the allowance for credit losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income increased $104 thousand, or 6%, compared to third quarter of 2023. The increase was primarily the result of a $59 thousand increase in gain on sale of mortgage loans to the secondary market, a $28 thousand increase in the unrealized gain on equity securities, a $24 thousand increase in earnings on bank owned life insurance, and a $15 thousand increase in trust and brokerage fees. Offsetting decreases were recognized in service charges related to deposit overdraft fees and credit card fees.

Noninterest expense increased $388 thousand, or 6%, from third quarter 2023. Salary and employee benefit costs increased $227 thousand, or 7%, compared to the prior year quarter with increases in base salary, insurance, and social security taxes. Marketing and public relation costs increased $38 thousand, or 31%, with increases in community related activities. Professional and directors’ fees increased $25 thousand, or 7%, state financial institutions tax increased $24 thousand, or 13%, due to the increase in capital. Debit card expenses increased $7 thousand, or 4%, primarily with increases in processing. Software expense increased $13 thousand, or 3%. Equipment expense increased $25 thousand, or 13%, with increasing costs of maintenance contracts and repairs. The Company’s third quarter efficiency ratio increased to 58.2% compared to 57.0% in the prior year.

Federal income tax expense decreased $94 thousand, or 11%, for the quarter ended September 30, 2024 as compared to the third quarter 2023. The provision for income taxes was $756 thousand (effective rate of 19.4%) for the quarter ended September 30, 2024, compared to $850 thousand (effective rate of 19.6%) for the same quarter ended 2023.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine months ended September 30, 2024, and 2023

For the nine months ended September 30, 2024, and 2023, the Company recorded net income of $7.7 million and $11.1 million and $2.89 and $4.12 per share, respectively. The $3.4 million decrease in net income for the nine-month period was primarily the result of the provision for credit losses and off-balance sheet commitments of $4.7 million compared to the provision for credit losses in the prior year period of $286 thousand and an increase in noninterest expenses of $576 thousand. These decreases to net income were partially offset by an increase in noninterest income of $256 thousand and an increase in net interest income of $491 thousand. PPNR totaled $14.2 million for the nine months ended September 30, 2024, an increase of $171 thousand, or 1%, from the prior year's nine months.

The federal income tax provision was $918 thousand lower during the nine-month period in 2024 than in 2023. Return on average assets and return on average equity were 0.88% and 9.30%, respectively, for the nine months ended September 30, 2024, compared to 1.28% and 14.85%, respectively for the same period in 2023.

	For the Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Federal Funds Sold	$405	$16	5.28%	$—	$—	—%
Interest-earning deposits in other banks	37,354	1,521	5.44	40,272	1,520	5.05
Taxable securities	335,669	5,489	2.18	368,510	5,867	2.13
Tax-exempt securities [4]	19,045	335	2.35	22,045	387	2.35
Loans [3,4]	715,205	30,998	5.79	657,698	25,874	5.26
Total interest-earning assets	1,107,678	38,359	4.63%	1,088,525	33,648	4.13%
Noninterest-earning assets	63,478			65,024
TOTAL ASSETS	$1,171,156			$1,153,549

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$226,334	$1,583	0.93%	$247,530	$1,810	0.98%
Savings deposits	303,117	2,541	1.12	303,250	1,784	0.79
Time deposits	217,131	6,563	4.04	144,539	2,890	2.67
Borrowed funds	29,957	275	1.23	34,289	267	1.04
Total interest-bearing liabilities	776,539	10,962	1.89%	729,608	6,751	1.24%
Noninterest-bearing demand deposits	278,678			319,218
Other liabilities	5,463			5,185
Shareholders' Equity	110,476			99,538
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,171,156			$1,153,549
Taxable equivalent net interest income, (Non-GAAP)		$27,397			$26,897
Tax equivalent adjustment [4]		(110)			(101)
Net interest income, (GAAP)		$27,287			$26,796
Net interest margin, (GAAP)			3.29%			3.29%
Tax equivalent adjustment [4]			0.01			0.01
Net interest margin-taxable equivalent, (Non-GAAP)			3.30%			3.30%
Taxable equivalent net interest spread			2.74%			2.89%

1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Taxable equivalent adjustments have been computed assuming a 21% tax rate in 2024 and 2023 (non-GAAP).

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the nine months ended September 30, 2024, was $38 million representing a $5 million increase, or 14%, compared to the same period in 2023. This increase was primarily due to volume and yield increases on loans along with rate increases on interest-earning deposits in other banks and taxable securities for the period ended September 30, 2024, as compared to the same period in 2023. Interest expense for the nine months ended September 30, 2024, was $11 million, an increase of $4 million, or 62%, from the same period in 2023. The increase in interest expense occurred primarily due to an increase in rates on most interest-bearing liabilities for the nine months ended September 30, 2024, as well as a shift in balances into higher rate time deposits.

For the nine months ended September 30, 2024, the provision for credit losses and off-balance sheet was $5 million, compared to $286 thousand for the same period in 2023. For more discussion see Results of Operations, three months. The provision for credit losses is determined based on management’s calculation of the adequacy of the allowance for credit losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the nine months ended September 30, 2024, was $5.3 million, an increase of $256 thousand, or 5%, compared to the same period in 2023. Fees from trust and brokerage services increased $182 thousand for the period due to a one time fee collected in the first quarter. The gain on the sale of mortgage loans to the secondary market increased $109 thousand to $215 thousand for the nine months ended September 30, 2024, as improved pricing for smaller balance mortgage loans attracted buyers and some mortgage loan refinancing. Earnings on bank owned life insurance policies increased $65 thousand for the period. Service charges on deposit accounts decreased $52 thousand, or 6%, compared to the same period in 2023 primarily from decreases in overdraft fees. Credit card fee income decreased $51 thousand, or 10%.

Noninterest expenses for the nine months ended September 30, 2024, increased $576 thousand, or 3%, compared to the same period in 2023. Professional and director fees increased $87 thousand for the nine months ended September 30, 2024, as compared to the same period in 2023.Debit card expense increased $74 thousand, or 15%, primarily due to processing increases. Financial institutions tax increased $72 thousand, or 13%, based on increased capital. Occupancy and equipment expenses increased $70 thousand over the same period in 2023 with an increase in maintenance expense. Salaries and employee benefits increased $69 thousand, or less than 1%. Marketing and public relations expense increased $49 thousand, or 13%, with increases in community related activities. Software increased $35 thousand, or 3%.

Federal income tax expense decreased $918 thousand, or 34%, for the nine months ended September 30, 2024, as compared to the same period in 2023. The provision for income taxes was $1.8 million (effective rate of 18.9%) for the nine months ended September 30, 2024, compared to $2.7 million (effective rate of 19.7%) for the same period ended 2023.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 9.2% at September 30, 2024 compared with 8.8% at December 31, 2023.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. As of September 30, 2024, the Company and the Bank met all capital adequacy requirements to which they were subject.

	Capital Ratios
	September 30, 2024	December 31, 2023
Total Capital To Risk Weighted Assets Ratio
Consolidated	16.5%	16.3%
Bank	16.4	16.2

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	15.5	15.3
Bank	15.4	15.2

Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	15.5	15.3
Bank	15.4	15.2

Tier 1 Leverage Ratio
Consolidated	9.8	9.6
Bank	9.8	9.5

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

(Dollars in thousands)	September 30, 2024	December 31, 2023	Change
Cash and cash equivalents	$95,643	$64,077	$31,566
Available from FHLB	122,367	128,198	(5,831)
Unpledged AFS securities at fair market value	131,718	127,387	4,331
	$349,728	$319,662	$30,066
Net deposits and short-term liabilities	$1,087,530	$1,051,156	$36,374
Liquidity ratio	31.9%	30.4%	1.5%
Minimum board approved liquidity ratio	20.0%	20.0%

Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses, and meet other obligations. Liquidity is monitored by the Company’s Asset Liability Committee. Other sources of liquidity include, but are not limited to, purchases of federal funds, advances from the FHLB, adjustments of interest rates to attract deposits, brokered deposits, and borrowing at the Federal Reserve discount window. Additionally, the Company could sell all of its AFS securities and the loss would not cause a change in the capital adequacy classification. Management believes its sources of liquidity are adequate to meet cash flow obligations for the foreseeable future.

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

The weighted average number of common shares outstanding for earnings per share computations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Net income	$3,145	$3,481	$7,693	$11,059
Weighted average common shares outstanding	2,661,474	2,675,967	2,663,737	2,682,872
Earnings per share, basic and diluted	$1.18	$1.30	$2.89	$4.12

CSB BANCORP, INC.

CONTROLS AND PROCEDURES

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ohio's unemployment rate rose to 4.5% in September 2024 which was up from 3.7% in December 2023. Holmes County, where the bank is headquartered, is reporting an unemployment rate of 3.2% in September 2024. Of the counties within the bank's footprint, Stark County reported the highest unemployment rate at 4.4%, while Tuscarawas and Wayne Counties posted unemployment rates of 4.0% and 3.5% respectively in September 2024. The rate of inflation, as measured by the Consumer Price Index, decreased to 2.4% on a year over year basis at September 2024, following average inflation rates of 4.1% in 2023 and 8.0% in 2022. The rate continues to be above the Federal Reserve target rate of 2%. The Federal Reserve began to reduce the federal funds target rate by 0.50% in September 2024, and again by 0.25% in November 2024, to a range of 4.50% to 4.75%.

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

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -400 through +400 basis point changes, in 100 basis point increments, in market interest rates at September 30, 2024 and December 31, 2023. The net interest income reflected is for the first twelve-month period of the modeled twenty-four-month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

September 30, 2024
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+ 400	$41,634	$1,256	3.1%	± 25%
+ 300	41,325	947	2.3	± 15
+ 200	41,023	645	1.6	± 10
+ 100	40,715	337	0.8	± 5
0	40,378	—	—
– 100	39,929	(449)	(1.1)	± 5
– 200	39,390	(988)	(2.4)	± 10
– 300	38,882	(1,496)	(3.7)	± 15
– 400	38,538	(1,840)	(4.6)	± 25

December 31, 2023
+ 400	$39,184	$(266)	(0.7)%	± 25%
+ 300	39,264	(186)	(0.5)	± 15
+ 200	39,340	(110)	(0.3)	± 10
+ 100	39,394	(56)	(0.1)	± 5
0	39,450	—	—
– 100	39,201	(249)	(0.6)	± 5
– 200	38,951	(499)	(1.3)	± 10
– 300	38,718	(732)	(1.9)	± 15
– 400	38,494	(956)	(2.4)	± 25

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

Quarter ended September 30, 2024

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A - RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)
Not applicable
(b)
Not applicable
(c)
The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2024:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
July 1, 2024 - July 31, 2024	1,465	37.60	1,465	57,227
August 1, 2024 - August 31, 2024	2,935	37.52	2,935	54,292
September 1, 2024 - September 30, 2024	200	37.46	200	54,092
Total for quarter	4,600		4,600	54,092

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

Quarter ended September 30, 2024

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	November 14, 2024	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	November 14, 2024	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer