Form 10-K
period 2024-12-31
CSB Bancorp, Inc.
filed 2025-03-14
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock as of June 30, 2024 of $39.00 per share on the OTC Stock Market, was $97.1 million.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2025 was 2,641,847.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CSB Bancorp Inc.’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

The Bank provides residential real estate, commercial real estate, commercial, and consumer loans to customers located primarily in Holmes, Stark, Tuscarawas, Wayne, and portions of surrounding counties in Ohio. The Bank’s market area has historically exhibited relatively stable economic conditions. Economic activity grew modestly in the fourth quarter of 2024. Demand for goods and services improved as steady sales were recorded during the fourth quarter 2024. Supply chain challenges improved during the year, creating less constrained inventories, and cost increases appear to be leveling off. Consumer spending has increased slightly. Reported unemployment levels in December 2024 ranged from 2.9% to 4.6% in the four primary counties served by the Company. These levels increased from the December 2023 unemployment range of 2.1% to 3.3%. Labor demand remained solid as competition for workers has put upward pressure on labor costs. The local housing market shows continued strength with low inventory levels. Residential mortgage activity, including home equity and construction loans have increased steadily with stable interest rates and resolution of uncertainty after the election as the main factors increasing demand. Nonresidential construction activity has also improved since the prior year. Core deposits decreased slightly, as customers continue to move funds into higher yielding interest-bearing accounts. Commercial loan demand, including commercial real estate, increased slightly during 2024, while other consumer loan demand softened.

Certain risks are involved in providing loans, including, but not limited to, the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan or renews an existing loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, the collateral being used to secure the transaction, if any, and other factors. For all commercial loan relationships greater than $500,000, the Bank’s internal credit department performs an annual risk rating review. In addition to this review, an independent, outside loan review firm is engaged to review a sample of watch list and adversely classified credits over $500,000 and a sample of commercial loan relationships greater than $1,000,000. The outside loan review also assesses management’s current credit grades and provides commentary with regard to assigned ratings, as well as assesses management’s specific loan loss reserves for loans included in their sample that are considered to be impaired. In addition, any loan over $100,000 identified as a problem credit by management and/or the external loan review consultants is assigned to the Bank’s “loan watch list,” has a written action plan created specifically for the loan relationship and is subject to ongoing review at least quarterly by the Bank’s credit department and the assigned loan officer to ensure appropriate action is taken if deterioration continues. These "watch list action plans" are reviewed with the Executive Committee of the Board quarterly.

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

Installment loans to individuals include unsecured loans and loans secured by recreational vehicles (“RVs”), automobiles, and other consumer assets. Consumer loans for the purchase of new RV’s and new automobiles generally do not exceed 125% of Dealer Invoice on RV’s or 110% of the Manufacturer’s Suggested Retail Price (MSRP) of an automobile. Loans for used RV’s and automobiles do not exceed 120% of the “clean trade-in value” as reported in the current “J.D. Power” used guides. Overdraft protection loans are unsecured personal lines of credit to individuals who have demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, absence of collateral. Since these loans are generally repaid from ordinary income of the individual or family unit, repayment may be adversely affected by job loss, divorce, ill health, or by a general decline in economic conditions. The Bank assesses the borrower’s ability and willingness to repay through a review of credit history, credit ratings, debt-to-income ratios, and other measures of repayment ability.

While CSB’s chief decision-makers monitor the revenue streams of the various financial products and services, operations are managed, and financial performance is evaluated, on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. For a discussion of the Company’s financial performance for the fiscal year ended December 31, 2024, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

Employees

On December 31, 2024, the Company had 181 employees, 156 of which were employed on a full-time basis. CSB has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Employees are provided benefit programs, some of which are contributory. Management considers its employee relations to be good.

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

FRB policy requires CSB to provide notice to the FRB in advance of the payment of a dividend to CSB’s shareholders under certain circumstances and states that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Additionally, the Ohio Revised Code restricts the amount a Bank can dividend if the total amount of all dividends, including the proposed dividend, declared by the Bank in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Ohio Division of Financial Institutions.

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

Community Reinvestment Act

CRA requires depository institutions to assist in meeting the credit needs of their market areas, including low- and moderate-income areas, consistent with safe and sound banking practice. Under this Act, each institution is required to adopt a statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance and assigned one of four ratings: outstanding, satisfactory, needs improvement, or substantial noncompliance. The rating assigned to a financial institution is considered in connection with various applications submitted by a financial institution or its holding company to its banking regulators, including applications to acquire another financial institution or to open a new branch office. In addition, all subsidiary banks of a financial holding company must maintain a satisfactory or outstanding rating in order for the financial holding company to avoid limitations on its activities. The Bank received a rating of “outstanding" in its most recent CRA examination.

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

Investment Portfolio

The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2024:

	One Year or Less		After One Year Through Five Years		Maturing After Five Years Through Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
Available-for-sale:
U.S. Treasuries	$13,487	2.98%	$—	—%	$—	—%	$—	—%	$13,487	2.98%
U.S. Government agencies	3,000	0.55	3,000	0.74	—	—	—	—	6,000	0.65
Mortgage-backed securities of government agencies	26	3.23	233	2.58	2,925	1.37	66,562	2.72	69,746	2.66
Asset-backed securities of government agencies	—	—	—	—	404	5.88	—	—	404	5.88
State and political subdivisions	2,493	2.46	5,521	2.85	7,037	1.61	—	—	15,051	2.21
Corporate bonds	11,190	3.24	12,403	2.76	6,455	3.69	—	—	30,048	3.14
Total	$30,196	2.79%	$21,157	2.49%	$16,821	2.47%	$66,562	2.72%	$134,736	2.67%

Held-to-maturity:
U.S. Treasuries	$2,484	1.02%	$2,487	1.19%	$2,883	1.15%	$—	—%	$7,854	1.12%
Mortgage-backed securities of government agencies	—	—	—	—	123	1.87	193,814	2.00	193,937	2.00
State and political subdivisions	—	—	818	1.70	1,700	2.74	—	—	2,518	2.40
Total	$2,484	1.02%	$3,305	1.32%	$4,706	1.74%	$193,814	2.00%	$204,309	1.97%

The weighted average yields are calculated using amortized cost of investments and are based on coupon rates for securities purchased at par value, and on effective interest rates considering amortization or accretion if securities were purchased at a premium or discount. The weighted average yield on tax-exempt obligations is presented on a tax-equivalent basis using the Company’s marginal federal income tax rate of 21%.

Loan Portfolio

The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, as of December 31, 2024:

	Maturing
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$59,414	$49,792	$31,149	$4,021	$144,376
Commercial real estate	2,948	15,719	34,663	137,184	190,514
Commercial lessors of buildings	422	5,650	27,664	67,432	101,168
Construction	1,417	3,525	10,949	48,371	64,262
Consumer mortgage	1	2,254	34,522	140,801	177,578
Home equity line of credit	2,191	11,047	31,733	—	44,971
Consumer installment	559	7,083	1,935	68	9,645
Consumer indirect	7	350	4,919	—	5,276
Total	$66,959	$95,420	$177,534	$397,877	$737,790

The following is a schedule of fixed rate and variable rate loans due after one year from December 31, 2024.

(Dollars in thousands)	Fixed Rate	Variable Rate
Commercial and industrial	$49,969	$34,993
Commercial real estate	1,178	186,388
Commercial lessors of buildings	777	99,969
Construction	1,327	61,518
Consumer mortgage	38,944	138,633
Home equity line of credit	69	42,711
Consumer installment	8,396	690
Consumer indirect	5,269	—
Total	$105,929	$564,902

Summary of Credit Loss Experience

The following schedule presents an analysis of net charge-offs (recoveries) to average loans, and related ratios for the years ended:

	December 31, 2024			2023
(Dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries as a % of Average Loans	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries as a % of Average Loans
Commercial and industrial	$(5,597)	$144,306	-3.88%	$181	$141,811	0.13%
Commercial real estate	(597)	192,555	-0.31%	9	175,699	0.01%
Commercial lessors of buildings	—	94,553	0.00%	—	82,690	0.00%
Construction	—	55,766	0.00%	—	45,779	0.00%
Consumer mortgage	10	171,475	0.01%	1	161,275	0.00%
Home equity line of credit	—	44,373	0.00%	—	42,838	0.00%
Consumer installment	(48)	10,378	-0.46%	(26)	10,444	-0.25%
Consumer indirect	(24)	5,622	-0.43%	(35)	6,257	-0.56%
Total	$(6,256)	$719,028	-0.87%	$130	$666,793	0.02%

The following schedule is a breakdown of the allowance for credit losses allocated by type of loan and related ratios. While management’s periodic analysis of the adequacy of the allowance for credit losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-offs that occur.

	Allocation of the Allowance for Credit Losses
	(Dollars in thousands)
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	December 31, 2024		December 31, 2023
Commercial and industrial	$2,919	19%	$1,737	22%
Commercial real estate	1,681	26	1,637	27
Commercial lessors of buildings	1,141	14	1,200	12
Construction	502	9	333	7
Consumer mortgage	812	24	1,107	24
Home equity line of credit	205	6	288	6
Consumer installment	92	1	76	1
Consumer indirect	243	1	229	1
Total	$7,595	100%	$6,607	100%

Deposits

The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average Amounts Outstanding Year ended December 31,		Average Rate Paid Year ended December 31,
(Dollars in thousands)	2024	2023	2024	2023
Noninterest-bearing demand	$281,675	$314,956	N/A	N/A
Interest-bearing demand	227,842	251,626	0.90%	1.02%
Savings deposits	302,621	296,896	1.07	0.80
Time deposits	223,421	154,505	4.08	2.96
Total deposits	$1,035,559	$1,017,983

The Bank does not have any material deposits by foreign depositors. The total uninsured portion of all deposit accounts greater than $250 thousand was $244 million as of December 31, 2024, and $254 million as of December 31, 2023. The following is a schedule of maturities of time certificates of deposit in amounts greater than $250 thousand as of December 31, 2024:

(Dollars in thousands)	Time Deposits Greater than $250 Thousand
Three months or less	$41,363
Over three through six months	20,472
Over six through twelve months	12,335
Over twelve months	5,464
Total	$79,634

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

While all vendors are subject to our vendor management process, those with access to our data and data centers are subject to more rigorous initial and ongoing due diligence. This includes the reviews of Service Organization Control 2 ("SOC 2") reports, financial information, and other policies and procedures related to such third-party vendors and their various programs, including vendor management.

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

ITEM 2. PROPERTIES.

The Bank operates sixteen banking centers, and a loan production office that was opened in Medina, Ohio as noted below:

Location	Address	Owned	Leased
Walnut Creek	4980 Old Pump Street, Walnut Creek, Ohio 44687	X
Winesburg	2225 U.S. 62, Winesburg, Ohio 44690	X
Sugarcreek	127 South Broadway, Sugarcreek, Ohio 44681	X
Charm	4440 C.R. 70, Charm, Ohio 44617	X
Clinton Commons	2102 Glen Drive, Millersburg, Ohio 44654		X
Berlin	4587 S.R. 39 Suite B, Berlin, Ohio 44610		X
South Clay	91 South Clay Street, Millersburg, Ohio 44654	X
Shreve	333 West South Street, Shreve, Ohio 44676	X
Orrville	119 West High Street, Orrville, Ohio 44667	X
Gnadenhutten	100 South Walnut Street, Gnadenhutten, Ohio 44629	X
New Philadelphia	635 West High Avenue, New Philadelphia, Ohio 44663	X
North Canton	600 South Main Street, North Canton, Ohio 44720	X
Bolivar	11113 Fairoaks Road NE, Bolivar, Ohio 44612		X
Wooster	350 East Liberty Street, Wooster, Ohio 44691	X
Wooster	3562 Commerce Parkway, Wooster, Ohio 44691	X
Medina	23 Public Square, Suite 200, Medina, Ohio 44256		X
Operations Center	91 North Clay Street, Millersburg, Ohio 44654	X

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

PERFORMANCE GRAPH

The following graph compares the yearly stock change, and the cumulative total shareholder return on CSB’s Common Shares during the five-year period ended December 31, 2024, with the cumulative total return on the Standard and Poor’s 500 Stock Index and the NASDAQ Community Bank Stock Index. The comparison assumes $100 was invested on December 31, 2019, in CSB’s Common Shares and in each of the indicated indices and assumes reinvestment of dividends.

	2019	2020	2021	2022	2023	2024
CSBB	$100	$88	$98	$104	$105	$112
S & P 500 Total Return	100	118	152	125	158	197
NASDAQ Community Bank Total Return	100	88	120	111	109	126

Performance Graph
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
2019
2020
2021
2022
2023
2024
S & P 500 Total Return
NASDAQ Community Bank Total Return
CSBB

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plan
October 1, 2024 to October 31, 2024	4,879	$37.36	4,879	49,213
November 1, 2024 to November 30, 2024	930	38.52	930	48,283
December 1, 2024 to December 31, 2024	3,426	38.39	3,426	44,857

On March 2, 2021, CSB filed a Current Report on Form 8-K with the SEC announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 5% of CSB’s common shares. Repurchases may be made periodically as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. The Stock Repurchase Program has no scheduled expiration date. CSB repurchased 19,849 Common Shares during 2024 and 37,638 Common Shares during 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

2024 FINANCIAL REVIEW

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

Economic activity in the Company’s market area grew modestly in the fourth quarter of 2024. Demand for goods and services increased moderately as steady sales were recorded during the fourth quarter of 2024. Reported unemployment levels in December 2024 ranged from 2.9% to 4.6% in the four primary counties served by the Company. These levels increased from the December 2023 range of 2.1% to 3.3%. Labor demand remained solid as competition for workers with specialized skills has put upward pressure on labor costs. The local housing market continues to be strong with low inventory levels. Residential construction activity has increased modestly with stable interest rates and resolution of uncertainty after the election as the main factors increasing demand. Nonresidential construction activity has also improved since the prior year. Core deposits decreased slightly, and customers continue to move funds into higher yielding interest-bearing accounts.

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

NON-U.S. GAAP FINANCIAL MEASURES

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains non-U.S. generally accepted accounting principles ("GAAP") financial measures where management believes it to be helpful in understanding CSB’s results of operations or financial position. Where non-U.S. GAAP financial measures are used, the comparable U.S. GAAP financial measure, as well as the reconciliation to the comparable U.S. GAAP financial measure, can be found herein.

FINANCIAL DATA

The following table set forth certain selected consolidated financial information:

(Dollars in thousands, except per share data)	2024	2023	2022	2021	2020
Statements of income:
Total interest income	$51,601	$46,016	$34,819	$29,529	$31,066
Total interest expense	14,748	9,875	2,496	2,012	2,913
Net interest income	36,853	36,141	32,323	27,517	28,153
Provision (recovery) for credit loss expense	7,031	442	(895)	(655)	1,650
Net interest income after provision (recovery) for credit loss expense	29,822	35,699	33,218	28,172	26,503
Noninterest income	7,102	6,744	6,711	7,325	6,935
Noninterest expense	24,589	24,060	23,393	22,093	20,342
Income before income taxes	12,335	18,383	16,536	13,404	13,096
Income tax provision	2,323	3,627	3,223	2,567	2,528
Net income	$10,012	$14,756	$13,313	$10,837	$10,568

Per share of common stock:
Basic earnings per share	$3.76	$5.51	$4.91	$3.97	$3.85
Diluted earnings per share	3.76	5.51	4.91	3.97	3.85
Dividends	1.58	1.50	1.30	1.22	1.13
Book value	43.33	40.43	35.43	35.80	34.23
Average basic common shares outstanding	2,661,308	2,679,902	2,714,045	2,733,126	2,742,350
Average diluted common shares outstanding	2,661,308	2,679,902	2,714,045	2,733,126	2,742,350

Year-end balances:
Loans, net	$730,046	$694,797	$620,333	$541,536	$600,885
Securities	331,529	368,153	401,144	311,245	204,184
Total assets	1,191,500	1,178,689	1,159,108	1,144,239	1,031,632
Deposits	1,044,887	1,027,427	1,023,417	1,002,747	891,562
Borrowings	26,949	37,597	35,011	39,937	41,879
Shareholders’ equity	114,835	107,939	95,920	97,315	93,859

Average balances:
Loans, net	$710,963	$660,266	$580,454	$554,547	$601,419
Securities	351,731	385,666	388,827	231,285	129,508
Total assets	1,181,417	1,158,286	1,151,925	1,111,808	931,330
Deposits	1,035,559	1,017,983	1,012,629	969,009	788,904
Borrowings	28,709	34,525	40,218	42,600	48,358
Shareholders’ equity	111,722	100,452	94,850	96,145	90,247

Select ratios:
Net interest margin, FTE basis[1]	3.31%	3.32%	2.98%	2.63%	3.22%
Return on average total assets	0.85	1.27	1.16	0.97	1.13
Return on average shareholders’ equity	8.96	14.69	14.04	11.27	11.71
Average shareholders’ equity as a percent of average total assets	9.46	8.67	8.23	8.65	9.69
Net loan charge-offs (recoveries) as a percent of average loans	0.87	(0.02)	(0.02)	0.00	0.06
Allowance for credit losses on loans as a percent of loans at year-end	1.03	0.94	1.09	1.39	1.36
Shareholders’ equity as a percent of total year-end assets	9.64	9.16	8.28	8.50	9.10
Dividend payout ratio[2]	42.02	27.20	26.48	30.73	29.35

1 Net interest margin is shown on a fully taxable equivalent, ("FTE") basis, (non-GAAP).

2 Dividend payout ratio is calculated as dividends declared as a percentage of net income.

RESULTS OF OPERATIONS

Net Income

CSB’s 2024 net income was $10.0 million compared to $14.8 million for 2023, a decrease of 32%. Total revenue, net interest income plus noninterest income, increased $1.1 million, or 2.5%, over the prior year to a total of $44 million. The provision for credit losses increased to $7.0 million as compared to $442 thousand for the prior year. Noninterest expense increased $529 thousand, or 2% and the provision for income tax decreased $1.3 million over the prior year due to a decrease in taxable income. Basic and diluted earnings per share were $3.76, down 32% from the prior year. The return on average assets was 0.85% in 2024 compared to 1.27% in 2023 and return on average equity was 8.96% in 2024 compared to 14.69% in 2023.

Net Interest Income

(Dollars in thousands)	2024	2023
Net interest income	$36,853	$36,141
Taxable equivalent	143	133
Net interest income, FTE[1]	$36,996	$36,274
Net interest margin	3.30%	3.31%
Taxable equivalent adjustment	0.01	0.01
Net interest margin, FTE[1]	3.31%	3.32%

1 Taxable equivalent adjustments have been computed assuming a 21% tax rate in 2024, and 2023 (non-GAAP).

Net interest income is the largest source of the Company’s revenue and consists of the difference between interest income generated on earning assets and interest expense incurred on liabilities (deposits, short-term and long-term borrowings). Changes in volume, interest rates, composition of interest-earning assets, and interest-bearing liabilities affect net interest income. Net interest income increased $712 thousand, or 2%, in 2024 compared to 2023. The increase was a result of a $5.6 million increase in interest income, partially offset by an increase of $4.9 million in interest expense. The FTE net interest margin decreased to 3.31% from 3.32% in 2023.

Interest income increased $5.6 million, or 12%, in 2024 compared to 2023 primarily due to an increase of $5.8 million, or 16%, in interest and fees on loans from an increase in average balances of $52 million and an increase in yield of 42 basis points ("bps"). Interest income on taxable securities decreased $488 thousand due to a decrease in average balances of $31 million. Interest income on interest-earning deposits mainly held at the Federal Reserve increased $277 thousand in 2024 compared to 2023 primarily due to an increase in average balances of $5 million.

Interest expense increased $4.9 million, or 49%, in 2024 as compared to 2023 primarily due to shifts in volume from noninterest-bearing demand deposits and lower yielding interest-bearing demand deposits to higher yielding time deposits. Average noninterest-bearing demand and interest-bearing demand deposit balances decreased $57 million during the year and average time deposit balances increased $69 million, and the average interest rate paid on time deposits increased by 112 bps.

The following table provides detailed analysis of changes in average balances, yield, and net interest income:

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	2024			2023
(Dollars in thousands)	Average Balance [1]	Interest	Average Rate [2]	Average Balance [1]	Interest	Average Rate [2]
Interest-earning assets
Interest-earning deposits in other banks	$46,309	$2,405	5.19%	$40,723	$2,107	5.17%
Securities:
Taxable	332,849	7,315	2.20	363,988	7,803	2.14
Tax exempt [4]	18,882	435	2.30	21,678	506	2.33
Loans [3,4]	719,028	41,589	5.78	666,793	35,733	5.36
Total interest- earning assets	1,117,068	51,744	4.63%	1,093,182	46,149	4.22%
Noninterest- earning assets
Cash and due from banks	18,302			19,313
Bank premises and equipment, net	13,565			13,189
Other assets	40,547			39,129
Allowance for credit losses on loans	(8,065)			(6,527)
Total assets	$1,181,417			$1,158,286

Interest-bearing liabilities
Demand deposits	$227,842	2,053	0.90%	$251,626	2,564	1.02%
Savings deposits	302,621	3,242	1.07	296,896	2,362	0.80
Time deposits	223,421	9,109	4.08	154,505	4,573	2.96
Borrowed funds	28,709	344	1.20	34,525	376	1.09
Total interest- bearing liabilities	782,593	14,748	1.88%	737,552	9,875	1.34%
Noninterest-bearing liabilities and shareholders’ equity
Demand deposits	281,675			314,956
Other liabilities	5,427			5,326
Shareholders’ equity	111,722			100,452
Total liabilities and equity	$1,181,417			$1,158,286
Net interest income [4]		36,996			36,274
FTE adjustment		(143)			(133)
GAAP net interest income		$36,853			$36,141
Net interest margin FTE			3.31%			3.32%
Net interest spread			2.75%			2.88%
1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Interest income is shown on a fully tax-equivalent basis (non-GAAP), reconciled to the GAAP amount at the bottom of the table.

The following table compares the impact of changes in average rates and average volumes on net interest income:

RATE/VOLUME ANALYSIS OF CHANGES IN INCOME AND EXPENSE1

	2024 v. 2023
	Net Increase
(Dollars in thousands)	(Decrease)	Volume	Rate
Increase (decrease) in interest income:
Federal Funds	$21	$21	$—
Interest-earning deposits in other banks	277	288	(11)
Securities:
Taxable	(488)	(685)	197
Tax exempt [2]	(71)	(65)	(6)
Loans [2]	5,856	3,021	2,835
Total interest income change [2]	5,595	2,580	3,015
Increase (decrease) in interest expense:
Demand deposits	(511)	(214)	(297)
Savings deposits	880	61	819
Time deposits	4,536	2,810	1,726
Borrowed funds	(32)	(69)	37
Total interest expense change	4,873	2,588	2,285
Net interest income change [2]	$722	$(8)	$730

1 Changes attributable to both volume and rate, which cannot be segregated, have been allocated based on the absolute value of the change due to volume and the change due to rate.

2 Interest income is shown on a fully tax-equivalent basis (non-GAAP).

Provision (Recovery) for Credit Losses on Loans and Off-Balance Sheet Commitments

The provision for credit losses on loans is determined by management as the amount required to bring the allowance for credit losses to a level considered appropriate to absorb an estimation of credit loss during the expected weighted average life of the loan. During 2024, a provision for credit loss expense on loans of $7.2 million was recognized compared to a provision of $198 thousand in 2023. A recovery for credit loss expense on off-balance sheet commitments of $213 thousand was recognized in 2024 as compared to a provision for credit loss expense for off-balance sheet commitments of $244 thousand in 2023. Nonperforming loans increased $1.3 million from 2023 to 2024. See Financial Condition – Allowance for Credit Losses for additional discussion and information relative to the provision for credit losses.

Noninterest Income

YEARS ENDED DECEMBER 31
		Change from 2023
(Dollars in thousands)	2024	Amount	%	2023
Service charges on deposit accounts	$1,156	$(53)	(4)%	$1,209
Trust services	1,219	206	20	1,013
Debit card interchange fees	2,115	8	—	2,107
Credit card fees	643	(58)	(8)	701
Gain on sale of loans, including MSRs	281	120	75	161
Earnings on bank-owned life insurance	814	112	16	702
Unrealized gain on equity securities	8	(7)	(47)	15
Other	866	30	4	836
Total noninterest income	$7,102	$358	5%	$6,744

Noninterest income increased $358 thousand, or 5%, in 2024 compared to the same period in 2023. Trust services revenue increased $206 thousand with asset market value increases. Gain on sales of mortgage loans, including mortgage servicing rights ("MSRs") increased $120 thousand, as $9 million in loans were sold into the secondary market compared to $5 million in 2023. Earnings on bank owned life insurance increased $112 thousand, with the purchase of an additional $2 million of insurance. Credit card interchange income decreased $58 thousand due to an overall decline in volume. Service charges on deposit accounts decreased $53 thousand, as increases in monthly deposit account service charges were offset by decreases in non-sufficient funds ("NSF") charges.

Noninterest Expenses

YEARS ENDED DECEMBER 31
		Change from 2023
(Dollars in thousands)	2024	Amount	%	2023
Salaries and employee benefits	$13,623	$(50)	—%	$13,673
Occupancy expense	1,172	34	3	1,138
Equipment expense	863	71	9	792
Professional and director fees	1,565	94	6	1,471
Ohio financial institutions tax	864	97	13	767
Marketing and public relations	561	12	2	549
Software expense	1,709	58	4	1,651
Debit card expense	755	73	11	682
FDIC insurance	538	24	5	514
Other	2,939	116	4	2,823
Total noninterest expenses	$24,589	$529	2%	$24,060

Noninterest expense increased $529 thousand, or 2%, in 2024 compared to 2023. Salaries and employee benefits decreased $50 thousand as increases in base salaries were offset by decreases in employee profit sharing and incentive compensation. Ohio financial institutions tax expense increased $97 thousand, which is based on the increase in shareholders' equity. Professional and director fees increased $94 thousand, primarily from increases in legal expenses related to loan collection efforts. Other expenses increased $116 thousand, or 4%.

Income Taxes

The provision for income taxes amounted to $2.3 million in 2024 as compared to $3.6 million in 2023. The decrease in 2024 resulted from lower taxable income. The corporate statutory tax rate was 21% for 2024 and 2023. The effective tax rate in 2024 and 2023 was 18.8% and 19.7%, respectively.

FINANCIAL CONDITION

Total assets of the Company were $1.2 billion on December 31, 2024 and 2023, representing an increase of $13 million, or 1%. Net loans increased $35 million, or 5%, while investment securities decreased $37 million, or 10%, and total cash and cash equivalents increased $9 million, or 15%. Deposits increased $17 million and short-term borrowings decreased $10 million, while other borrowings from the Federal Home Loan Bank (“FHLB”) decreased by $488 thousand.

Securities

Total investment securities decreased $37 million, or 10%, to $332 million at year-end 2024, primarily related to principal repayments on mortgage-backed securities. CSB’s portfolio is primarily comprised of agency mortgage-backed securities, obligations of state and political subdivisions, U.S. Treasury notes, other government agencies’ debt, and corporate bonds. Restricted securities consist primarily of FHLB stock.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. The Company’s municipal bond portfolio consists of tax-exempt general obligation and revenue bonds. As of December 31, 2024, 99% of such bonds held an S&P or Moody’s investment grade rating, and 1% were non-rated local issues. The municipal portfolio includes a broad spectrum of counties, cities, universities, and school districts with 77% of the portfolio originating in Ohio, and 23% in Pennsylvania. Gross unrealized security losses within the portfolio were 12% of total securities on December 31, 2024, reflecting interest rate increases, not credit downgrades.

One of the primary functions of the securities portfolio is to provide a source of liquidity and it is structured such that maturities and cash flows provide a portion of the Company’s liquidity needs and asset/liability management requirements.

Loans

Total loans increased $36 million, or 5%, during 2024. Volume increases were recognized as follows: commercial real estate buildings held for investment and leased to others increased $18 million, or 22%, construction loans increased $15 million, or 31%, residential real estate loans increased $11 million, or 6%, and home equity lines of credit increased $2 million, or 4%. Commercial and industrial loans decreased $8 million, or 5% during 2024, and consumer installment loans, including consumer indirect loans, also decreased $2 million, or 10%. At year-end 2024, commercial real estate is comprised mostly of owner occupied buildings of $191 million, and $101 million of buildings held for investment and leased to others. Owner occupied buildings are mostly light industrial, warehouse buildings and auto repair. Investment properties include healthcare buildings, retail strip centers, and residential investment properties.

The Company originated $58 million and $52 million of residential mortgage loans held in the portfolio, including residential construction, conventional 1-4 family, and equity line loans, which were predominately variable rate, in 2024 and 2023, respectively. The increase in interest rates slowed consumer demand for 1-4 family fixed-rate thirty-year residential mortgages which are sold into the secondary market, thus limiting the Company's mortgage sales to $9 million in 2024 and $5 million in 2023. Home equity loan balances increased $2 million during 2024 with demand improving as interest rates declined during the second half of the year.

Management anticipates modest economic growth in the Company’s local service areas will continue to improve. Commercial and commercial real estate loans, in aggregate, comprise approximately 59% and 61% of the total loan portfolio at year-end 2024 and 2023, respectively. Residential real estate loans approximated 30% of the portfolio in 2024 and 2023. Construction and land development loans increased from 7% to 9% of the portfolio. The Company is well within the respective regulatory guidelines for investment in construction, development, and investment property loans that are not owner occupied. The Company has very little exposure to commercial office space leased properties. See Note 3 - Loans for further discussion on Concentrations of Credit. Most of the Company’s lending activity is with customers primarily located within Holmes, Medina, Stark, Tuscarawas and Wayne counties in Ohio.

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

NONPERFORMING ASSETS	DECEMBER 31
(Dollars in thousands)	2024	2023
Nonaccrual loans
Commercial and industrial	$449	$59
Commercial real estate	501	62
Commercial lessors of buildings	3	15
Construction	—	—
Consumer mortgage	80	172
Home equity line of credit	71	—
Consumer installment	48	49
Consumer indirect	67	39

Loans past due 90 days or more and still accruing	486	—
Total nonperforming loans	1,705	396

Other real estate owned	—	—
Other repossessed assets	14	—
Total nonperforming assets	$1,719	$396

Nonaccrual loans to total loans	0.17%	0.06%

Allowance for Credit Losses

The allowance for credit losses ("ACL") is maintained at a level considered by management to be adequate to cover credit losses currently expected over the weighted average life of the loan pools. The ACL increased by $1 million, or 15%, to $7.6 million on December 31, 2024, from $6.6 million on December 31, 2023. The additional ACL was primarily the result of the increase in the historical loss rate applied to the commercial and industrial loan portfolio as well as the increase in the average life of the loans. The Bank continues to maintain qualitative factors tied to changes in: the lending policy, economic conditions, lending credit management, delinquent and classified loans, and the value of collateral.

During 2024, $381 thousand in nonaccrual loans were collected, $5.9 million were charged-off, and $7.1 million new loans entered nonaccrual status.

ALLOWANCE FOR CREDIT LOSSES	FOR THE YEAR ENDED
(Dollars in thousands)	2024		2023
Net charge-offs (recoveries) as a percentage of average total loans	0.87%		(0.02)%
Allowance for credit losses as a percentage of total loans	1.03		0.94
Allowance for credit losses to total nonaccrual loans	6.23	x	16.67	x

Components of the allowance for credit losses:
General reserves	$7,595		$6,546
Specific reserve allocations	—		61
Total allowance for credit losses	$7,595		$6,607

The ACL on loans totaled $7.6 million, or 1.03% of total loans at year-end 2024 as compared to $6.6 million, or 0.94%, of total loans at year-end 2023. The Bank had net credit losses of $6.3 million in 2024, compared to $130 thousand in recoveries in 2023. As previously disclosed during 2024, court liquidation continues on a $7 million commercial relationship that has been charged down by $6 million. Related to this loan, approximately $900 thousand remains in nonperforming assets with $400 thousand in auction proceeds held by the receiver and $500 thousand in commercial real estate (office building) remaining to be liquidated.

The Company maintains an internal watch list for loans where management’s analysis of the borrower’s operating results and financial condition indicates the borrower’s cash flows are inadequate to meet its debt service requirements and for loans where there exists an increased risk that a shortfall may occur. See the Credit Quality Indicators section of Note 3 to the Consolidated Financial Statements for additional information. Nonperforming loans, which consist of loans past due 90 days or more and nonaccrual loans, aggregated $1.7 million, or 0.23%, of loans at year-end 2024 compared to $396 thousand, or 0.06%, of loans at year-end 2023.

Other Assets

Net premises and equipment increased $1 million to $14 million at year-end 2024 with $2 million in capitalized purchases and $1 million in depreciation expense. Total bank-owned life insurance increased from $25 million at year-end 2023 to $28 million at year-end 2024, including a $2 million purchase of insurance and increasing cash surrender values. There was no other real estate owned on December 31, 2024 or 2023. The Company recognized a net deferred tax asset of $2.3 million on December 31, 2024, compared to a net deferred tax asset of $2.6 million on December 31, 2023. The decrease is primarily due to an improvement in the net unrealized loss on securities.

Deposits

The Company’s deposits are obtained primarily from individuals and businesses located in its market area. For deposits, the Company must compete with products offered by other financial institutions, as well as alternative investment options. Time deposits and money market savings account balances increased for the year ended 2024. Market rates on deposits and cash management products increased during the first half of the year before beginning to decrease in the second half of the year.

	December 31		Change from 2023
(Dollars in thousands)	2024	2023	Amount	%
Noninterest-bearing demand	$281,358	$301,697	$(20,339)	(7)%
Interest-bearing demand	218,866	256,621	(37,755)	(15)
Traditional savings	161,354	165,265	(3,911)	(2)
Money market savings	140,056	112,264	27,792	25
Time deposits in excess of $250,000	80,384	58,597	21,787	37
Other time deposits	162,869	132,983	29,886	22
Total deposits	$1,044,887	$1,027,427	$17,460	1.7%

Other Funding Sources

The Company obtains additional funds through securities sold under repurchase agreements, overnight borrowings from the FHLB or other financial institutions, and advances from the FHLB. Short-term borrowings, consisting of securities sold under repurchase agreements, decreased $10 million. Other borrowings, consisting of FHLB advances, decreased $488 thousand as the result of principal repayments. The majority of FHLB borrowings on December 31, 2024, have long term maturities with monthly amortizing payments.

CAPITAL RESOURCES

Total shareholders’ equity was $114.8 million at December 31, 2024, compared to $107.9 million on December 31, 2023. This increase was primarily due to net income of $10.0 million and a $1.9 million decrease in the accumulated other comprehensive loss recognized on the available-for-sale securities portfolio, resulting from investment payment and maturities as well as decreasing interest rates. Dividends were paid of $4.2 million and $762 thousand of common shares were repurchased in 2024. The Board of Directors approved a Stock Repurchase Program on February 26, 2021, allowing the repurchase of up to 5% of the Company’s then-outstanding common shares. Repurchased shares are to be held as treasury stock and are available for general corporate purposes. On December 31, 2024, approximately 45 thousand shares could still be repurchased under the current authorized program. Shares repurchased during 2024 totaled 19,849 shares for $762 thousand and shares purchased in 2023 totaled 37,638 shares for $1.4 million.

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

Dividends paid by the Bank to CSB are the primary source of funds available to the Company for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Company is subject to restrictions by regulatory authorities, which generally limit dividends to current year net income and the prior two (2) year's net retained earnings, as defined by regulation. In addition, dividend payments generally cannot reduce regulatory capital levels below the minimum regulatory guidelines discussed above.

LIQUIDITY

	December 31
(Dollars in thousands)	2024	2023	Change from 2023
Cash and cash equivalents	$73,509	$64,077	$9,432
Unused lines of credit	126,334	128,198	(1,864)
Unpledged AFS securities at fair market value	123,155	127,387	(4,232)
	$322,998	$319,662	$3,336
Net deposits and short-term liabilities	$1,068,413	$1,051,156	$17,257
Liquidity ratio	30.2%	30.4%
Minimum board approved liquidity ratio	20.0%	20.0%

Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses, and meet other obligations. Liquidity is monitored by CSB’s Asset Liability Committee. The Company was within all Board-approved limits on December 31, 2024, and 2023. Additional sources of liquidity include net income, loan repayments, the availability of borrowings, and adjustments of interest rates to attract deposit accounts.

As summarized in the Consolidated Statements of Cash Flows, the most significant investing activities for the Company in 2024 included net loan originations of $42 million and securities purchases of $15 million, offset by maturities and repayment of securities totaling $54 million. The Company’s financing activities included a $17 million increase in deposits, $10 million decrease in short-term borrowings, and $4 million in cash dividends paid.

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

Interest rate risk is monitored primarily through the use of an earnings simulation model. The model is highly dependent on various assumptions, which change regularly as the balance sheet and market interest rates change. The earnings simulation model projects change in net interest income resulting from the effect of changes in interest rates. The analysis is performed quarterly over a twenty-four-month horizon. The analysis includes two (2) balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. This analysis is performed by estimating the expected cash flows of the Company’s financial instruments using interest rates in effect at year-end 2024 and 2023. Interest rate risk policy limits are tested by measuring the anticipated change in net interest income over a two-year period. The tests assume quarterly ramped increases and decreases in market interest rates over twenty-four month horizons, as compared to a stable rate environment or base model. The following table reflects the change to net interest income using a dynamic balance sheet for the first twelve-month periods of the twenty-four month horizon.

Net Interest Income at Risk

	December 31, 2024
	Change In Interest Rates (Basis Points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
(Dollars in thousands)	+ 400	$42,231	$1,333	3.3%	± 25%
	+ 300	41,902	1,004	2.5	± 15
	+ 200	41,571	673	1.6	± 10
	+ 100	41,237	339	0.8	± 5
	0	40,898	—	—
	– 100	40,432	(466)	(1.1)	± 5
	– 200	40,089	(809)	(2.0)	± 10
	– 300	39,553	(1,345)	(3.3)	± 15
	– 400	38,988	(1,910)	(4.7)	± 25

	December 31, 2023
	+ 400	$39,184	$(266)	(0.7)%	± 25%
	+ 300	39,264	(186)	(0.5)	± 15
	+ 200	39,340	(110)	(0.3)	± 10
	+ 100	39,394	(56)	(0.1)	± 5
	0	39,450	—	—
	– 100	39,201	(249)	(0.6)	± 5
	– 200	38,951	(499)	(1.3)	± 10
	– 300	38,718	(732)	(1.9)	± 15
	– 400	38,494	(956)	(2.4)	± 25

Management reviews Net Interest Income at Risk with the Board on a periodic basis. The Company was within all Board-approved limits at December 31, 2024 and 2023 for the first twelve-month periods of the twenty-four month horizon.

Economic Value of Equity at Risk

December 31, 2024
Change In Interest Rates (Basis Points)	Percentage Change	Board Policy Limits
+ 400	(5.4)%	± 35%
+ 300	(3.6)	± 30
+ 200	(2.0)	± 20
+ 100	(0.7)	± 15
– 100	(0.8)	± 15
– 200	(2.8)	± 20
– 300	(7.6)	± 30
– 400	(15.9)	± 35

December 31, 2023
+ 400	15.9%	± 35%
+ 300	12.8	± 30
+ 200	9.2	± 20
+ 100	4.9	± 15
– 100	(6.2)	± 15
– 200	(13.2)	± 20
– 300	(22.5)	± 30
– 400	(36.5)	± 35

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

Management periodically measures and reviews the economic value of equity at risk with the Board. As of December 31, 2024, the Company was within all policy limits set by the Board. As of December 31, 2023, the percentage change of the market value of equity was outside of the board policy limit in the -400 basis point scenario. The technical fail in the declining rate scenario in 2023 was caused by the duration of liabilities remaining high and loan and investment prepayment speeds increasing.

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

FAIR VALUE MEASUREMENTS

The Company discloses the estimated fair value of its financial instruments on December 31, 2024, and 2023 in Note 15 to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, AND CONTINGENT LIABILITIES AND COMMITMENTS

The following table summarizes the Company’s loan commitments, including letters of credit, as of December 31, 2024:

	Amount of Commitment to Expire Per Period
(Dollars in thousands) Type of Commitment	Total Amount	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Commercial lines of credit	$136,929	$112,382	$20,156	$4,166	$225
Commercial real estate	12,712	9,317	3,290	105	—
Home equity line of credit	87,048	5,802	13,886	15,772	51,588
Construction	32,051	15,095	16,956	—	—
Consumer lines of credit	636	636	—	—	—
Credit card lines	8,489	8,489	—	—	—
Overdraft privilege	7,225	7,225	—	—	—
Letters of credit	3,979	3,701	278	—	—
Total commitments	$289,069	$162,647	$54,566	$20,043	$51,813

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

The following table summarizes the Company’s other contractual obligations, exclusive of interest, as of December 31, 2024:

	Payment Due by Period
(Dollars in thousands) Contractual Obligations	Total Amount	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Total time deposits	$243,253	$212,968	$29,390	$895	$—
Short-term borrowings	25,683	25,683	—	—	—
Other borrowings	1,266	349	457	250	210
Operating leases	206	72	124	10	—
Total obligations	$270,408	$239,072	$29,971	$1,155	$210

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

CRITICAL ACCOUNTING ESTIMATES

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

The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the other disclosures presented in the Notes to Consolidated Financial Statements and the 2024 Financial Review, provide information about how significant assets and liabilities are valued in the financial statements and how those values are determined. Management has identified the allowance for credit losses and goodwill as the accounting areas requiring the most subjective and complex estimates, assumptions, and judgments, and as such, could be the most subject to revision as new information becomes available.

As previously noted in the section entitled Allowance for Credit Losses, management performs an analysis to assess the adequacy of its allowance for credit losses using the current expected credit loss (CECL) model. This analysis encompasses a variety of factors including: the potential loss exposure for individually reviewed loans, the historical loss experience, changes in delinquent and classified loans, any significant changes in lending or loan review staff, an evaluation of current and future economic conditions, any significant changes in the volume or mix of loans within each category, a review of the significant concentrations of credit, and any legal, competitive, or regulatory concerns. Potential future earnings volatility is driven by CECL's life of credit loss and economic forecasts of unemployment, recession and future credit loss within the portfolio. Under stress testing performed by the Bank in 2024, the unemployment forecast models as the largest driver of credit loss provision volatility. When sustained unemployment is significantly increased to 10% over a two-year period, an additional provision of approximately $1.4 million would be required under current model assumptions. While the weighted average life of the loan portfolio has extended to five years, at December 31, 2024, stressing the commercial real estate, lessors of buildings and residential mortgage portfolios' weighted average lives by 10%, or an increase of 6 months, resulted in a minimal increase of $124 thousand to the allowance for credit losses.

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

COMMON STOCK AND SHAREHOLDER INFORMATION

Common shares of the Company are not traded on an established market. Shares are traded on the OTC market through broker/ dealers under the symbol “CSBB” and through private transactions. The table below represents the range of high and low prices paid for transactions known to the Company. Management does not have knowledge of prices paid on all transactions. Because of the lack of an established market, these prices may not reflect the prices at which stock would trade in an active market. These quotations reflect interdealer prices, without mark-up, mark-down, or commission and may not represent actual transactions. The table specifies cash dividends declared by the Company to its shareholders during 2024 and 2023. No assurances can be given that future dividends will be declared, or if declared, what the amount of any such dividends will be. Additional information concerning restrictions over the payment of dividends is included in Note 12 of the Consolidated Financial Statements.

Quarterly Common Stock Price and Dividend Data

Quarter Ended	High	Low	Dividends Declared Per Share	Dividends Declared
March 31, 2024	$40.90	$35.46	$0.39	$1,039,337
June 30, 2024	41.00	37.17	0.39	1,039,227
September 30, 2024	40.00	37.00	0.40	1,063,810
December 31, 2024	39.50	36.02	0.40	1,061,406

March 31, 2023	$42.80	$36.00	$0.36	$965,025
June 30, 2023	40.75	35.32	0.38	1,018,524
September 30, 2023	39.13	35.05	0.38	1,015,099
December 31, 2023	40.85	36.18	0.38	1,014,577

As of December 31, 2024, the Company had 1,023 shareholders of record and 2,650,089 outstanding shares of common stock.

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

Management conducted the required assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based upon this assessment, management believes that the Company’s internal control over financial reporting is effective as of December 31, 2024.

Eddie L. Steiner	Paula J. Meiler
President,	Senior Vice President,
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CSB Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses (ACL) – Qualitative Adjustments

Description of the Matter

The Company’s loan portfolio totaled $738 million as of December 31, 2024, and the associated ACL was $7.6 million. As discussed in Notes 1 and 3 to the consolidated financial statements, determining the amount of the ACL requires significant judgment about the expected future losses, which is based on a baseline lifetime loss rate, calculated using a weighted-average remaining maturities method, which is then adjusted for current qualitative conditions and reasonable and supportable forecasts. Management applies these qualitative adjustments to the baseline lifetime loss rate to reflect changes in the current and forecasted environment, both internal and external, that are different from the conditions that existed during the historical loss calculation period.

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

How we addressed the matter in our audit

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

Cranberry Township, Pennsylvania

March 14, 2025

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

(Dollars in thousands, except per share data)	2024	2023
ASSETS
Cash and cash equivalents
Cash and due from banks	$21,287	$24,463
Interest-earning deposits in other banks	52,222	39,614
Total cash and cash equivalents	73,509	64,077

Securities
Available-for-sale, at fair value	125,434	140,080
Held-to-maturity; fair value of $172,603 in 2024 and $194,730 in 2023 ($0 credit loss allowance for 2024 and 2023)	204,309	226,279
Equity securities	266	259
Restricted stock, at cost	1,520	1,535
Total securities	331,529	368,153

Loans held for sale	283	—

Loans	737,641	701,404
Less allowance for credit losses	7,595	6,607
Net loans	730,046	694,797

Premises and equipment, net	14,069	13,002
Goodwill	4,728	4,728
Bank owned life insurance	28,225	25,410
Accrued interest receivable and other assets	9,111	8,522
TOTAL ASSETS	$1,191,500	$1,178,689

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$281,358	$301,697
Interest-bearing	763,529	725,730
Total deposits	1,044,887	1,027,427

Short-term borrowings	25,683	35,843
Other borrowings	1,266	1,754
Allowance for credit losses on off-balance sheet commitments	524	736
Accrued interest payable and other liabilities	4,305	4,990
Total liabilities	1,076,665	1,070,750

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; and outstanding 2,650,089 shares in 2024 and 2,669,938 in 2023	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	103,105	97,297
Treasury stock at cost: 330,513 shares in 2024, 310,664 shares in 2023	(8,294)	(7,532)
Accumulated other comprehensive loss	(8,420)	(10,270)
Total shareholders’ equity	114,835	107,939
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,191,500	$1,178,689

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2024 and 2023

(Dollars in thousands, except per share data)	2024	2023
INTEREST AND DIVIDEND INCOME
Loans, including fees	$41,539	$35,707
Taxable securities	7,315	7,803
Nontaxable securities	342	399
Other	2,405	2,107
Total interest and dividend income	51,601	46,016
INTEREST EXPENSE
Deposits	14,404	9,499
Short-term borrowings	315	336
Other borrowings	29	40
Total interest expense	14,748	9,875
NET INTEREST INCOME	36,853	36,141

CREDIT LOSS EXPENSE
Provision for credit loss expense - loans	7,244	198
Provision (recovery) for credit loss expense - off-balance sheet commitments	(213)	244
Total provision for credit loss expense	7,031	442
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	29,822	35,699
NONINTEREST INCOME
Service charges on deposit accounts	1,156	1,209
Trust services	1,219	1,013
Debit card interchange fees	2,115	2,107
Credit card fees	643	701
Gain on sale of loans, net	281	161
Earnings on bank owned life insurance	814	702
Unrealized gain on equity securities	8	15
Other income	866	836
Total noninterest income	7,102	6,744
NONINTEREST EXPENSES
Salaries and employee benefits	13,623	13,673
Occupancy expense	1,172	1,138
Equipment expense	863	792
Professional and director fees	1,565	1,471
Financial institutions tax	864	767
Marketing and public relations	561	549
Software expense	1,709	1,651
Debit card expense	755	682
FDIC insurance expense	538	514
Other expenses	2,939	2,823
Total noninterest expenses	24,589	24,060
INCOME BEFORE INCOME TAXES	12,335	18,383
Federal income tax provision	2,323	3,627
NET INCOME	$10,012	$14,756
Weighted average shares outstanding - basic and diluted	2,661,308	2,679,902
Earnings per share - basic and diluted	$3.76	$5.51

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2024 and 2023

(Dollars in thousands)	2024	2023
Net income	$10,012	$14,756
Other comprehensive income
Unrealized gain on available-for-sale securities arising during the period	2,166	3,168
Amortization of held-to-maturity discount resulting from transfer	176	187
Income tax effect at 21%	(492)	(706)
Other comprehensive income	1,850	2,649
Total comprehensive income	$11,862	$17,405

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

Years Ended December 31, 2024 and 2023

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2022	$18,629	$9,815	$86,502	$(6,107)	$(12,919)	$95,920
Net income	—	—	14,756	—	—	14,756
Cumulative effect of adoption of ASU 2016-13	—	—	52	—	—	52
Other comprehensive income	—	—	—	—	2,649	2,649
Purchase of 37,638 treasury shares	—	—	—	(1,425)	—	(1,425)
Cash dividends declared, $1.50 per share	—	—	(4,013)	—	—	(4,013)
BALANCE AT DECEMBER 31, 2023	$18,629	$9,815	$97,297	$(7,532)	$(10,270)	$107,939
Net income	—	—	10,012	—	—	10,012
Other comprehensive income	—	—	—	—	1,850	1,850
Purchase of 19,849 treasury shares	—	—	—	(762)	—	(762)
Cash dividends declared, $1.58 per share	—	—	(4,204)	—	—	(4,204)
BALANCE AT DECEMBER 31, 2024	$18,629	$9,815	$103,105	$(8,294)	$(8,420)	$114,835

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2024 and 2023

(Dollars in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,012	$14,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises, equipment and software	941	921
Deferred income tax expense	118	293
Provision for credit loss expense	7,244	198
Gain on sale of loans, net	(281)	(161)
Security amortization, net of accretion	677	828
Secondary market loan sale proceeds	9,023	4,891
Originations of secondary market loans held-for-sale	(9,113)	(4,725)
Earnings on bank-owned life insurance	(814)	(702)
Effects of changes in operating assets and liabilities:
Net deferred loan (fees) costs	(222)	138
Accrued interest receivable	(105)	(350)
Accrued interest payable	100	253
Other assets and liabilities	(1,915)	(715)
Net cash provided by operating activities	$15,665	$15,625
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	$31,732	$17,102
Proceeds from repayments, held-to-maturity	21,840	20,993
Purchases, available-for-sale	(15,290)	(4,457)
Redemption of restricted stock	15	1,895
Loan (originations) and payments, net	(42,271)	(74,242)
Purchases of premises and equipment	(1,960)	(424)
Purchases of software	(145)	(2)
Purchase of bank owned life insurance	(2,000)	—
Sale of property	—	9
Net cash used in investing activities	$(8,079)	$(39,126)

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2024 and 2023

(Dollars in thousands)	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$17,460	$4,010
Net change in short-term borrowings	(10,160)	3,293
Repayment of other borrowings	(488)	(707)
Cash dividends paid	(4,204)	(4,013)
Purchase of treasury stock	(762)	(1,425)
Net cash provided by financing activities	$1,846	$1,158
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,432	(22,343)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	64,077	86,420
CASH AND CASH EQUIVALENTS AT END OF YEAR	$73,509	$64,077

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$14,647	$9,622
Income taxes	2,775	4,165

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CSB Bancorp, Inc. (the “Company” or “CSB”) was incorporated in 1991 in the State of Ohio and is a registered bank holding company. The Company’s wholly owned subsidiaries are The Commercial and Savings Bank of Millersburg, Ohio (the “Bank”) and CSB Investment Services, LLC. The Company, through its subsidiaries, operates in the commercial banking industry.

The Bank, an Ohio-chartered bank organized in 1879, provides financial services through its sixteen Banking Centers located in Holmes, Stark, Tuscarawas and Wayne counties and a loan production office in Medina. These communities are the source of a substantial majority of the Bank’s deposit, loan, and trust activities. The majority of the Bank’s income is derived from commercial and retail lending activities, and investments in securities. Its primary deposit products are checking, savings, and term certificate accounts. Its primary lending products are residential real estate, commercial real estate, commercial, and installment loans. Substantially, all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid with cash flow from business operations. Real estate loans are secured by both residential and commercial real estate.

Significant accounting policies followed by the Company are presented below.

BUSINESS SEGMENTS

The Company's operations have been evaluated for segment reporting and management has determined operations are managed along two operating segments, consisting of banking operations and trust services. The Company derives its banking operations revenue from business and consumer customers through loan and deposit products. However, these components are not separately reviewed and all expenses are not segregated from the rest of the Company's operations and therefore are not reportable as segments. The Company's chief operating decision maker is the senior management team, which includes the CEO, President, CFO, Chief Risk Officer, Senior Loan Officer and Senior Operations Officer. While the chief operating decision maker uses financial information related to the banking operations and trust services segments to analyze business performance and allocate resources, the trust services segment does not meet the quantitative threshold under GAAP to be considered a reportable segment. Trust services revenue and net income are less than 4% of total Company revenue or net income. As such, these operating segments are aggregated into a single reportable operating segment in the Consolidated Financial Statements.

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

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

DEBT SECURITIES

At the time of purchase all debt securities are evaluated and designated as available-for-sale (AFS) or held-to-maturity (HTM). Securities designated as AFS are carried at fair value with unrealized gains and losses on such securities, net of applicable income taxes, recognized as other comprehensive income or loss. HTM securities are recorded at amortized cost. Securities transferred from AFS to HTM are carried at their fair value on the date of transfer. On December 31, 2024, 62% of the total investment portfolio was classified as HTM. The amortized cost of debt securities is adjusted for the accretion of discounts to maturity and the amortization of premiums to the earlier of a bond’s call date or maturity based on the interest method. Such amortization and accretion are included in interest and dividends on securities. Gains and losses on sales of securities are accounted for on a trade date basis, using the specific identification method, and are included in noninterest income.

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

Interest income is not reported when full repayment is in doubt, typically when the loan is individually evaluated, or payments are past due over 90 days. All interest accrued but not collected for loans placed on nonaccrual or charged-off is reversed and charged against interest income. The interest on these loans is accounted for on a cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

HTM Securities - Any expected credit loss is recorded through the ACL on HTM securities and is deducted from the amortized cost basis on the balance sheet. The majority of HTM securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, there is no credit loss expectation on these securities.

AFS Securities - The AFS securities portfolio is evaluated on a quarterly basis for indicators of credit loss. Management reviews the amount of unrealized loss, the credit rating history, market trends of similar security classes, time remaining to maturity, and the source of principal and interest payments to identify securities which could potentially have a credit loss. For those securities that management intends to sell before the recovery of their amortized cost basis, the difference between fair value and amortized cost is considered to have a credit loss and is recognized in provision for credit loss expense and the amortized cost is written down to the realizable value through a charge-off. For those AFS securities that management does not intend to sell prior to expected recovery of the amortized cost basis, the credit portion is recognized through the ACL on AFS securities, while the noncredit portion is recognized through the accumulated other comprehensive income or loss included in shareholders' equity. Non-credit related impairment is a result of other factors, including changes in interest rates.

OTHER REAL ESTATE OWNED

Other real estate acquired through or in lieu of foreclosure is initially recorded at fair value, less estimated costs to sell, and any loan balance in excess of fair value is charged to the allowance for credit losses. Subsequent valuations are periodically performed, and write-downs are included in noninterest expenses, as well as expenses related to maintenance of the properties. Gains or losses upon sale are recorded through noninterest income. There was no other real estate owned on December 31, 2024 or 2023.

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

GOODWILL

Goodwill is not amortized but is tested for impairment at least annually in the fourth quarter or more frequently if indicators of impairment are present. The evaluation for impairment involves comparing the current fair value of the reporting unit to the carrying value, including goodwill. If the current fair value of a reporting unit exceeds the carrying value, no additional testing is required, and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods, based on observable bank acquisitions in the state of Ohio, to determine the estimated current fair value of its reporting unit. Based on this analysis no impairment was recorded in 2024 or 2023.

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights (“MSRs”) represent the right to service loans for third party investors. MSRs are recognized at fair value as a separate asset upon the sale of mortgage loans to a third-party investor with the servicing rights retained by the Company. Originated MSRs are recorded at allocated fair value at the time of the sale of the loans to the third-party investor. MSRs are amortized in proportion to and over the estimated period of net servicing income. MSRs are carried at amortized cost, less a valuation allowance for impairment, if any. MSRs are evaluated on a discounted earnings basis to determine the present value of future earnings of the underlying serviced mortgages. All assumptions are reviewed annually, or more frequently if necessary, and adjusted to reflect current and anticipated market conditions.

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

ADVERTISING COSTS

All advertising costs are expensed as incurred. Advertising expenses amounted to $187 thousand, $196 thousand for the years ended 2024 and 2023, respectively.

FEDERAL INCOME TAXES

The Company and its subsidiaries file a consolidated federal tax return. Deferred income taxes are recorded on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their respective tax bases. Deferred tax assets are recognized for temporary differences deductible in future years’ tax returns and for operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences taxable in future years’ tax returns.

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

The weighted average number of common shares outstanding for earnings per share computations was as follows:

(Dollars in thousands, except per share data)	2024	2023
Weighted average common shares issued	2,980,602	2,980,602
Average treasury shares	(319,294)	(300,700)
Total weighted average common shares outstanding basic and diluted	2,661,308	2,679,902
Net income	$10,012	$14,756
Earnings per share, basic and diluted	3.76	5.51

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

ACCOUNTING PRONOUNCEMENTS ADOPTED IN 2024

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments' significant expenses on an interim and annual basis. This ASU became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Public entities are required to adopt the changes retrospectively, recasting each prior-period disclosure for which a comparative income statement is presented in the period of adoption. Upon adoption the Company expanded its disclosures regarding reportable segments, which are included above in Note 1 to the Consolidated Financial Statements.

RECLASSIFICATION OF COMPARATIVE AMOUNTS

Certain comparative amounts from the prior years have been reclassified to conform to current year classifications. Such classifications had no effect on net income or shareholders’ equity.

NOTE 2 – SECURITIES

Securities consisted of the following on December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
2024
Available-for-sale
U.S. Treasury securities	$13,487	$8	$(81)	$—	$13,414
U.S. Government agencies	6,000	—	(302)	—	5,698
Mortgage-backed securities of government agencies	69,746	30	(7,078)	—	62,698
Asset-backed securities of government agencies	404	—	(6)	—	398
State and political subdivisions	15,051	—	(805)	—	14,246
Corporate bonds	30,048	5	(1,073)	—	28,980
Total available-for-sale	134,736	43	(9,345)	—	125,434
Held-to-maturity
U.S. Treasury securities	7,854	—	(621)	—	7,233
Mortgage-backed securities of government agencies	193,937	—	(30,862)	—	163,075
State and political subdivisions	2,518	—	(223)	—	2,295
Total held-to-maturity	204,309	—	(31,706)	—	172,603
Equity securities	185	81	—	—	266
Restricted stock	1,520	—	—	—	1,520
Total securities	$340,750	$124	$(41,051)	$—	$299,823

2023
Available-for-sale
U.S. Treasury securities	$18,110	$—	$(421)	$—	$17,689
U.S. Government agencies	14,000	—	(848)	—	13,152
Mortgage-backed securities of government agencies	72,279	98	(7,332)	—	65,045
Asset-backed securities of government agencies	548	—	(25)	—	523
State and political subdivisions	17,476	—	(890)	—	16,586
Corporate bonds	29,135	6	(2,056)	—	27,085
Total available-for-sale	151,548	104	(11,572)	—	140,080
Held-to-maturity
U.S. Treasury securities	10,305	—	(798)	—	9,507
Mortgage-backed securities of government agencies	213,425	—	(30,534)	—	182,891
State and political subdivisions	2,549	2	(219)	—	2,332
Total held-to-maturity	226,279	2	(31,551)	—	194,730
Equity securities	185	74	—	—	259
Restricted stock	1,535	—	—	—	1,535
Total securities	$379,547	$180	$(43,123)	$—	$336,604

The amortized cost and fair value of debt securities on December 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$30,196	$29,883
Due after one through five years	21,157	20,331
Due after five through ten years	16,821	15,489
Due after ten years	66,562	59,731
Total debt securities available-for-sale	$134,736	$125,434

Held-to-maturity
Due in one year or less	$2,484	$2,420
Due after one through five years	3,305	3,087
Due after five through ten years	4,706	4,142
Due after ten years	193,814	162,954
Total debt securities held-to-maturity	$204,309	$172,603

Securities with a carrying value of approximately $134 million and $126 million were pledged on December 31, 2024, and 2023 respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in FHLB and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to $1.0 million on December 31, 2024, and 2023. Federal Reserve Bank stock was $471 thousand on December 31, 2024, and 2023.

There were no proceeds from sales of debt securities for the years ended December 31, 2024 and 2023. Unrealized gains recognized on equity securities on the consolidated statements of income were $8 thousand and $15 thousand, respectively for the years ended December 31, 2024 and 2023.

The Bank monitors the credit quality of held-to-maturity debt securities primarily through utilizing their credit rating. The Bank monitors the credit rating on a quarterly basis. There are no nonperforming held-to-maturity securities. As of December 31, 2024, no ACL was required for any held-to-maturity security. The majority of the securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Bank. The following table summarizes the amortized cost of held-to maturity debt securities at December 31, 2024, aggregated by credit quality indicator:

(Dollars in thousands)	U.S. Treasury securities	Mortgage- backed securities of government agencies	State and political subdivisions
December 31, 2024
Credit rating:
AAA / AA / A	$7,854	$193,937	$2,518
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$7,854	$193,937	$2,518

The following table presents gross unrealized losses, fair value of securities, aggregated by investment category, and length of time individual available-for-sale securities have been in a continuous unrealized loss position, on December 31 2024 and 2023:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
2024
Available-for-sale
U.S. Treasury securities	$—	$—	$(81)	$8,949	$(81)	$8,949
U.S. Government agencies	—	—	(302)	5,698	(302)	5,698
Mortgage-backed securities of government agencies	(88)	12,944	(6,990)	45,063	(7,078)	58,007
Asset-backed securities of government agencies	—	—	(6)	398	(6)	398
State and political subdivisions	(19)	1,446	(786)	12,800	(805)	14,246
Corporate bonds	—	—	(1,073)	27,473	(1,073)	27,473
Total temporarily impaired available-for-sale securities	$(107)	$14,390	$(9,238)	$100,381	$(9,345)	$114,771

2023
Available-for-sale
U.S. Treasury securities	$—	$—	$(421)	$17,689	$(421)	$17,689
U.S. Government agencies	—	—	(848)	13,152	(848)	13,152
Mortgage-backed securities of government agencies	(3)	1,909	(7,329)	52,144	(7,332)	54,053
Asset-backed securities of government agencies	—	—	(25)	523	(25)	523
State and political subdivisions	(28)	1,783	(862)	14,263	(890)	16,046
Corporate bonds	—	—	(2,056)	26,586	(2,056)	26,586
Total temporarily impaired available-for-sale securities	$(31)	$3,692	$(11,541)	$124,357	$(11,572)	$128,049

There were 112 available-for-sale securities in an unrealized loss position on December 31, 2024, 104 of which were in a continuous loss position for twelve (12) months or more. Each quarter the Company conducts a comprehensive security-level impairment assessment on the securities portfolio. Management believes the Company will fully recover the cost of these securities. Unrealized losses on the Company’s fixed-rate debt securities are a result of interest rate increases. U.S. Treasury securities and investments in securities of U.S. government sponsored agency bonds comprise $82 million of total AFS securities. The remaining $43 million of non-agency debt securities is made up of Corporate Bonds and debt securities of State and Political Subdivisions. For non-agency debt securities, the Company verified the current credit ratings remain above investment grade. Non-rated debt securities total $10 million. Annually, management reviews the credit profile of each non-rated issue and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and, therefore, no allowance for credit losses has been recorded. Management believes the value will recover as the securities approach maturity or market interest rates decline.

NOTE 3 – LOANS

Loans consisted of the following on December 31:

(Dollars in thousands)	2024	2023
Commercial and industrial	$144,376	$152,125
Commercial real estate	190,514	190,702
Commercial lessors of buildings	101,168	82,687
Construction	64,262	49,214
Consumer mortgage	177,578	166,891
Home equity line of credit	44,971	43,269
Consumer installment	9,645	10,636
Consumer indirect	5,276	5,957
Total loans	737,790	701,481
Allowance for credit losses	(7,595)	(6,607)
Deferred loan fees, net	(149)	(77)
Net Loans	$730,046	$694,797

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

Concentrations of Credit

Nearly all the Company’s lending activity occurs within the State of Ohio, including the five counties of Holmes, Medina, Stark, Tuscarawas, and Wayne, as well as surrounding counties. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. Credit concentrations, including commitments, as determined using North American Industry Classification Codes (NAICS), to the three largest industries compared to total loans at December 31, 2024, included $77 million, or 10% of total loans to lessors of non-residential buildings; $37 million, or 5%, of total loans to animal food producers; and $30 million, or 4% of total loans to construction, and equipment rental and leasing. The Company has less than 2% of total loans outstanding to loans secured by commercial office space. These loans are generally secured by real property and equipment, with repayment expected from operational cash flow. Credit evaluation is based on a review of cash flow coverage of principal and interest payments, and the adequacy of the collateral received.

The top ten collateral exposures in commercial real estate and commercial lessors of buildings at December 31, 2024 are as follows: Industrial, manufacturing and production $56 million; warehouse $39 million; healthcare facilities $27 million; residential investment property $27 million; retail strip center $17 million; auto repair $15 million; retail store $13 million; senior housing $12 million; hotels $11 million; nonfarm/nonresidential $10 million.

Allowance for Credit Losses

The following table details activity in the allowance for credit losses ("ACL") by portfolio segment for the years ended December 31, 2024, and 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

During 2024, the increase in the provision for credit loss expense for commercial and industrial and commercial real estate loans was primarily related to one loan relationship which is in process of court liquidation. This relationship has been charged down by $6.2 million which resulted in an increase in the historical loss rates applied to the loans in each of these categories. The decrease in the provision for consumer mortgages and home equity loans was primarily due to the stable economy and collateral values, with very few historical losses in these categories. The increase in the provision for consumer installment and consumer indirect loans is due to the increase in historical losses in this portfolio.

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

Summary of Allowance for Credit Losses on Loans

The following table details activity in the allowance for credit losses on loans during the year ended December 31:

(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses (Recovery)	Ending ACL Balance
December 31, 2024
Commercial and industrial	$1,737	$(5,671)	$74	$6,779	$2,919
Commercial real estate	1,637	(598)	1	641	1,681
Commercial lessors of buildings	1,200	—	—	(59)	1,141
Construction	333	—	—	169	502
Consumer mortgage	1,107	—	10	(305)	812
Home equity line of credit	288	—	—	(83)	205
Consumer installment	76	(65)	17	64	92
Consumer indirect	229	(60)	36	38	243
Total	$6,607	$(6,394)	$138	$7,244	$7,595

	Beginning ALL Balance	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provision for Credit Losses (Recovery)	Ending ACL Balance
December 31, 2023
Commercial and industrial	$1,110	$658	$—	$181	$(212)	$1,737
Commercial real estate	2,760	(541)	—	9	(591)	1,637
Commercial lessors of buildings	—	974	—	—	226	1,200
Construction	803	(515)	—	—	45	333
Consumer mortgage	1,268	(580)	—	1	418	1,107
Home equity line of credit	—	201	—	—	87	288
Consumer installment	233	(183)	(46)	20	52	76
Consumer indirect	—	91	(66)	31	173	229
Unallocated	664	(664)	—	—	—	—
Total	$6,838	$(559)	$(112)	$242	$198	$6,607

Age Analysis of Past-Due Loans Receivable and Nonperforming Loans

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans
December 31, 2024
Commercial and industrial	$144,274	$46	$56	$—	$102	$144,376
Commercial real estate	190,514	—	—	—	—	190,514
Commercial lessors of buildings	101,168	—	—	—	—	101,168
Construction	64,262	—	—	—	—	64,262
Consumer mortgage	176,403	633	56	486	1,175	177,578
Home equity line of credit	44,595	376	—	—	376	44,971
Consumer installment	9,637	5	3	—	8	9,645
Consumer indirect	5,238	27	11	—	38	5,276
Total Loans	$736,091	$1,087	$126	$486	$1,699	$737,790

December 31, 2023
Commercial and industrial	$151,964	$111	$50	$—	$161	$152,125
Commercial real estate	190,702	—	—	—	—	190,702
Commercial lessors of buildings	82,687	—	—	—	—	82,687
Construction	49,214	—	—	—	—	49,214
Consumer mortgage	166,411	307	173	—	480	166,891
Home equity line of credit	42,955	33	281	—	314	43,269
Consumer installment	10,602	25	9	—	34	10,636
Consumer indirect	5,821	52	84	—	136	5,957
Total Loans	$700,356	$528	$597	$—	$1,125	$701,481

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of December 31:

(Dollars in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
December 31, 2024
Commercial and industrial	$413	$36	$449	$—	$449
Commercial real estate	497	4	501	—	501
Commercial lessors of buildings	—	3	3	—	3
Construction	—	—	—	—	—
Consumer mortgage	—	80	80	486	566
Home equity line of credit	—	71	71	—	71
Consumer installment	—	48	48	—	48
Consumer indirect	—	67	67	—	67
Total Loans	$910	$309	$1,219	$486	$1,705

December 31, 2023
Commercial and industrial	$—	$59	$59	$—	$59
Commercial real estate	—	62	62	—	62
Commercial lessors of buildings	—	15	15	—	15
Construction	—	—	—	—	—
Consumer mortgage	—	172	172	—	172
Home equity line of credit	—	—	—	—	—
Consumer installment	—	49	49	—	49
Consumer indirect	—	39	39	—	39
Total Loans	$—	$396	$396	$—	$396

Interest income recognized on nonaccrual loans as of December 31, 2024 was $6 thousand on commercial real estate loans, $33 thousand on consumer mortgage loans, and $2 thousand on commercial & industrial loans. Several consumer mortgage loans on nonaccrual are at an amortized cost basis of $0 and all payments are being recognized as interest income when received.

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

	Type of Collateral
(Dollars in thousands)	Real Estate	Blanket Liens
December 31, 2024
Commercial and industrial	$—	$413
Commercial real estate	501	—
Total collateral dependent loans	$501	$413

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Based on the most recent analysis performed, the following tables present the recorded investment in non-homogeneous loans by internal risk rating system:

	Term Loans Amortized Costs Basis by Origination Year
(Dollars in thousands)	2024	2023		2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2024
Commercial and industrial:
Pass	$20,361	$20,376		$14,446	$7,291	$2,920	$6,576	$44,566	$—	$116,536
Special mention	—	869		2,227	812	161	—	1,987	—	6,056
Substandard	—	8,479	[1]	4,170	650	109	1,107	7,269	—	21,784
Doubtful	—	—		—	—	—	—	—	—	—
Total	$20,361	$29,724		$20,843	$8,753	$3,190	$7,683	$53,822	$—	$144,376
YTD gross charge-offs	$—	$1,393		$—	$10	$—	$—	$4,268	$—	$5,671
Commercial real estate:
Pass	$15,216	$25,238		$39,541	$41,742	$13,049	$25,258	$154	$—	$160,198
Special Mention	—	—		1,245	5,216	2,013	9,701	—	—	18,175
Substandard	345	1,252		196	2,211	6	8,131	—	—	12,141
Doubtful	—	—		—	—	—	—	—	—	—
Total	$15,561	$26,490		$40,982	$49,169	$15,068	$43,090	$154	$—	$190,514
YTD gross charge-offs	$—	$598		$—	$—	$—	$—	$—	$—	$598
Commercial lessors of buildings:
Pass	$22,287	$23,003		$21,576	$15,206	$3,043	$13,792	$384	$—	$99,291
Special Mention	—	—		—	180	—	—	—	—	180
Substandard	—	—		557	94	949	59	38	—	1,697
Doubtful	—	—		—	—	—	—	—	—	—
Total	$22,287	$23,003		$22,133	$15,480	$3,992	$13,851	$422	$—	$101,168
YTD gross charge-offs	$—	$—		$—	$—	$—	$—	$—	$—	$—
Commercial construction:
Pass	$12,420	$9,588		$8,084	$818	$845	$431	$2,239	$—	$34,425
Special Mention	—	—		—	—	—	—	—	—	—
Substandard	—	20,500	[2]	—	—	—	74	—	—	20,574
Doubtful	—	—		—	—	—	—	—	—	—
Total	$12,420	$30,088		$8,084	$818	$845	$505	$2,239	$—	$54,999
YTD gross charge-offs	$—	$—		$—	$—	$—	$—	$—	$—	$—
Total
Pass	$70,284	$78,205		$83,647	$65,057	$19,857	$46,057	$47,343	$—	$410,450
Special Mention	—	869		3,472	6,208	2,174	9,701	1,987	—	24,411
Substandard	345	30,231	[1,2]	4,923	2,955	1,064	9,371	7,307	—	56,196
Doubtful	—	—		—	—	—	—	—	—	—
Total	$70,629	$109,305		$92,042	$74,220	$23,095	$65,129	$56,637	$—	$491,057
YTD gross charge-offs	$—	$1,991		$—	$10	$—	$—	$4,268	$—	$6,269

1 Balances include $1.9 million USDA guarantee.

2 Balances include $16.4 million USDA guarantee.

	Term Loans Amortized Costs Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2023
Commercial and industrial:
Pass	$32,037	$25,996	$12,196	$5,207	$3,388	$7,112	$45,423	$—	$131,359
Special mention	76	225	522	33	33	65	3,872	—	4,826
Substandard	782	2,968	1,021	1,017	106	1,416	8,630	—	15,940
Doubtful	—	—	—	—	—	—	—	—	—
Total	$32,895	$29,189	$13,739	$6,257	$3,527	$8,593	$57,925	$—	$152,125
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$22,206	$38,696	$54,830	$12,233	$19,543	$21,938	$647	$—	$170,093
Special Mention	241	1,380	2,292	2,496	—	322	—	—	6,731
Substandard	1,150	—	888	—	466	11,374	—	—	13,878
Doubtful	—	—	—	—	—	—	—	—	—
Total	$23,597	$40,076	$58,010	$14,729	$20,009	$33,634	$647	$—	$190,702
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial lessors of buildings:
Pass	$18,353	$22,762	$15,455	$6,429	$3,543	$8,934	$360	$—	$75,836
Special Mention	—	436	1,687	—	3,578	—	—	—	5,701
Substandard	—	—	—	989	—	161	—	—	1,150
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18,353	$23,198	$17,142	$7,418	$7,121	$9,095	$360	$—	$82,687
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial construction:
Pass	$24,119	$14,855	$576	$272	$281	$256	$—	$—	$40,359
Special Mention	—	258	43	635	—	—	—	—	936
Substandard	—	—	—	30	80	—	—	—	110
Doubtful	—	—	—	—	—	—	—	—	—
Total	$24,119	$15,113	$619	$937	$361	$256	$—	$—	$41,405
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total
Pass	$96,715	$102,309	$83,057	$24,141	$26,755	$38,240	$46,430	$—	$417,647
Special Mention	317	2,299	4,544	3,164	3,611	387	3,872	—	18,194
Substandard	1,932	2,968	1,909	2,036	652	12,951	8,630	—	31,078
Doubtful	—	—	—	—	—	—	—	—	—
Total	$98,964	$107,576	$89,510	$29,341	$31,018	$51,578	$58,932	$—	$466,919
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

The Company monitors the credit risk profile by payment activity for the loan classes listed below. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. The following table presents the amortized cost in residential consumer loans based on payment activity:

	Term Loans Amortized Costs Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2024
Consumer mortgage:
Performing	$21,807	$28,296	$31,939	$32,540	$28,571	$33,859	$—	$—	$177,012
Nonperforming	—	—	359	76	51	80	—	—	566
Total	$21,807	$28,296	$32,298	$32,616	$28,622	$33,939	$—	$—	$177,578
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer construction:
Performing	$7,511	$657	$810	$159	$86	$40	$—	$—	$9,263
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$7,511	$657	$810	$159	$86	$40	$—	$—	$9,263
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$44,865	$35	$44,900
Nonperforming	—	—	—	—	—	—	71	—	71
Total	$—	$—	$—	$—	$—	$—	$44,936	$35	$44,971
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$3,660	$3,427	$1,630	$443	$209	$165	$63	$—	$9,597
Nonperforming	—	6	3	3	—	36	—	—	48
Total	$3,660	$3,433	$1,633	$446	$209	$201	$63	$—	$9,645
YTD gross charge-offs	$3	$23	$20	$5	$4	$10	$—	$—	$65
Consumer indirect:
Performing	$766	$611	$923	$499	$484	$1,926	$—	$—	$5,209
Nonperforming	—	18	—	—	—	49	—	—	67
Total	$766	$629	$923	$499	$484	$1,975	$—	$—	$5,276
YTD gross charge-offs	$—	$—	$—	$—	$—	$60	$—	$—	$60
Total
Performing	$33,744	$32,991	$35,302	$33,641	$29,350	$35,990	$44,928	$35	$245,981
Nonperforming	—	24	362	79	51	165	71	—	752
Total	$33,744	$33,015	$35,664	$33,720	$29,401	$36,155	$44,999	$35	$246,733
Total YTD gross charge-offs	$3	$23	$20	$5	$4	$70	$—	$—	$125

	Term Loans Amortized Costs Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2023
Consumer mortgage:
Performing	$24,521	$34,798	$35,802	$32,259	$8,931	$30,408	$—	$—	$166,719
Nonperforming	—	—	—	—	—	172	—	—	172
Total	$24,521	$34,798	$35,802	$32,259	$8,931	$30,580	$—	$—	$166,891
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer construction:
Performing	$5,463	$1,477	$264	$483	$81	$41	$—	$—	$7,809
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$5,463	$1,477	$264	$483	$81	$41	$—	$—	$7,809
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$43,223	$46	$43,269
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$43,223	$46	$43,269
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$5,705	$3,067	$981	$513	$118	$184	$68	$—	$10,636
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$5,705	$3,067	$981	$513	$118	$184	$68	$—	$10,636
YTD gross charge-offs	$2	$12	$19	$5	$2	$6	$—	$—	$46
Consumer indirect:
Performing	$858	$1,086	$622	$568	$607	$2,128	$—	$—	$5,869
Nonperforming	—	3	—	—	81	4	—	—	88
Total	$858	$1,089	$622	$568	$688	$2,132	$—	$—	$5,957
YTD gross charge-offs	$—	$—	$—	$—	$—	$66	$—	$—	$66
Total
Performing	$36,547	$40,428	$37,669	$33,823	$9,737	$32,761	$43,291	$46	$234,302
Nonperforming	—	3	—	—	81	176	—	—	260
Total	$36,547	$40,431	$37,669	$33,823	$9,818	$32,937	$43,291	$46	$234,562
Total YTD gross charge-offs	$2	$12	$19	$5	$2	$72	$—	$—	$112

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

There were no modifications of loans to borrowers in financial distress completed during the year ended December 31, 2024 and 2023.

Real Estate Loans in Foreclosure

There was no other real estate owned on December 31, 2024, or 2023. Mortgage loans in the process of foreclosure were $74 thousand on December 31, 2024 and $8 thousand on December 31, 2023. Repossessed assets were $14 thousand on December 31, 2024, and there were no repossessed assets on December 31, 2023.

Mortgage Servicing Rights

For the years ended December 31, 2024 and 2023, the Company had outstanding MSRs of $621 thousand and $600 thousand, respectively. The capitalized additions of servicing rights are included in net gain on sale of loans on the Consolidated Statements of Income. No valuation allowance was recorded on December 31, 2024 or 2023, as the fair value of the MSRs approximates their carrying value. On December 31, 2024, the Company had $122 million residential mortgage loans sold with servicing retained as compared to $124 million sold with servicing retained on December 31, 2023.

Total loans serviced for others including commercial loans, approximated $136 million and $132 million on December 31, 2024, and 2023, respectively.

The following summarizes mortgage servicing rights capitalized and amortized during each year:

(Dollars in thousands)	2024	2023
Beginning of year	$600	$621
Capitalized additions	88	47
Amortization	(67)	(68)
Valuation allowance	—	—
End of year	$621	$600

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following on December 31:

(Dollars in thousands)	2024	2023
Land and improvements	$2,561	$2,540
Buildings and improvements	15,993	14,698
Furniture and equipment	7,234	6,642
Leasehold improvements	340	329
Premises and equipment, cost	26,128	24,209
Accumulated depreciation	(12,059)	(11,207)
Premises and equipment, net	$14,069	$13,002

Depreciation expense amounted to $879 thousand and $826 thousand for the years ended December 31, 2024, and 2023, respectively.

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

As of December 31, 2024, operating lease ROU assets were $203 thousand, and lease liabilities were $196 thousand. These amounts are included in other assets and other liabilities on the Consolidated Balance Sheets. For the years ended December 31, 2024, and 2023, CSB recognized $123 thousand, and $112 thousand in operating lease cost respectively, which are included in occupancy expense on the Consolidated Statements of Income.

The following table summarizes other information related to our operating leases:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term - operating leases in years	1.80	2.80
Weighted-average discount rate - operating leases	2.69%	2.69%

The following table presents aggregate lease maturities and obligations:

(Dollars in thousands)
December 31, 2024
2025	$72
2026	79
2027	45
2028	10
2029	—
2030 and thereafter	—
Total lease payments	206
Less: interest	10
Present value of lease liabilities	$196

NOTE 6 – INTEREST-BEARING DEPOSITS

Interest-bearing deposits on December 31 were as follows:

(Dollars in thousands)	2024	2023
Demand	$218,866	$256,621
Savings	301,410	277,529
Time deposits:
$250,000 and greater	80,384	59,347
Other	162,869	132,233
Total interest-bearing deposits	$763,529	$725,730

On December 31, 2024, stated maturities of time deposits were as follows:

(Dollars in thousands)
2025	$212,968
2026	24,539
2027	4,851
2028	554
2029	341
Total	$243,253

NOTE 7 – BORROWINGS

Short-term borrowings

Short-term borrowings include overnight repurchase agreements, federal funds purchased, and short-term advances through the FHLB. The outstanding balances and related information for short-term borrowings are summarized as follows:

(Dollars in thousands)	2024	2023
Balance at year-end	$25,683	$35,843
Average balance outstanding	27,266	32,478
Maximum month-end balance	34,750	37,479
Weighted-average rate at year-end	1.03%	1.18%
Weighted-average rate during the year	1.15	1.03

Average balances outstanding during the year represent daily average balances; average interest rates represent interest expense divided by the related average balances.

The following table provides additional detail regarding the collateral pledged to secure repurchase agreements accounted for as secured borrowings:

	Remaining Contractual Maturity Overnight and Continuous
(Dollars in thousands)	December 31, 2024	December 31, 2023
Securities of U.S. Government agencies and mortgage-backed securities of government agencies pledged, fair value	$25,745	$36,002
Repurchase agreements	25,683	35,843

Other borrowings

The following table sets forth information concerning other borrowings:

	Maturity Range		Weighted Average Interest	Stated Interest Rate Range		At December 31,
(Dollars in thousands)	From	To	Rate	From	To	2024	2023
Fixed-rate amortizing	6/1/2032	6/1/2037	1.98%	1.95%	2.01%	$1,266	$1,754

Maturities of other borrowings on December 31, 2024, are summarized as follows for the years ended December 31:

(Dollars in thousands)	Amount	Weighted Average Rate
2025	$349	1.98%
2026	262	1.98
2027	195	1.98
2028	144	1.98
2029	106	1.98
2030 and beyond	210	1.99
Total other borrowings	$1,266	1.98%

Monthly principal and interest payments, as well as 20% principal curtailments on the borrowings’ anniversary dates are due on the fixed-rate amortizing borrowings. FHLB borrowings are secured by a blanket collateral agreement on all one-to-four family residential real estate loans. On December 31, 2024, the Company had the capacity to borrow an additional $126 million from the FHLB.

NOTE 8 – INCOME TAXES

Income tax expense was as follows:

(Dollars in thousands)	2024	2023
Current	$2,205	$3,334
Deferred	118	293
Total income tax provision	$2,323	$3,627

Effective tax rates were 18.8% and 19.7% for 2024 and 2023 and differ from the federal statutory rate of 21% applied to income before taxes due to the following:

(Dollars in thousands)	2024	2023
Expected provision using statutory federal income tax rate	$2,590	$3,860
Effect of bond and loan tax-exempt income	(112)	(104)
Bank owned life insurance income	(171)	(147)
Other	16	18
Total income tax provision	$2,323	$3,627

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities on December 31 were as follows:

(Dollars in thousands)	2024	2023
Allowance for credit losses	$1,693	$1,485
Unrealized loss on securities	2,238	2,730
Other	177	225
Deferred tax assets	4,108	4,440
Premises and equipment	(564)	(554)
Federal Home Loan Bank stock dividends	(93)	(95)
Deferred loan fees	(335)	(312)
Prepaid expenses	(129)	(205)
Other	(727)	(640)
Deferred tax liabilities	(1,848)	(1,806)
Net deferred tax asset	$2,260	$2,634

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years prior to 2021.

NOTE 9 – EMPLOYEE BENEFITS

The Company sponsors a contributory 401(k) profit-sharing plan (the “Plan”) covering substantially all employees who meet certain age and service requirements. The Plan permits investment in the Company’s common stock subject to various limitations and provides for discretionary profit sharing and matching contributions. The discretionary profit-sharing contribution is determined annually by the Board of Directors and amounted to 2.25% in 2024 and 3.25% in 2023 of each eligible participant’s compensation. The Plan provides for a 100% Company match up to a maximum of 4% of eligible compensation. The Company auto enrolls all eligible new hires into the Plan. Expense under the Plan amounted to approximately $520 thousand and $809 thousand for 2024 and 2023, respectively.

The Company sponsors a non-qualified deferred compensation plan covering eligible officers. Expense under the plan amounted to $7 thousand and $6 thousand in 2024 and 2023, respectively.

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

The following financial instruments whose contract amount represents credit risk were outstanding on December 31:

(Dollars in thousands)	2024	2023
Commitments to extend credit	$285,090	$277,553
Letters of credit	3,979	4,379

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Consumer commitments generally have fixed expiration dates and commercial commitments are generally due on demand and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral, obtained if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include residential real estate, accounts receivable, recognized inventory, property, plant and equipment, and income-producing commercial properties.

Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party and are reviewed for renewal at expiration. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company requires collateral supporting these commitments when deemed appropriate.

The Company had $524 thousand allowance for credit losses for unfunded loan commitments as of December 31, 2024, and $736 thousand as of December 31,2023. The decrease in the ACL for unfunded loan commitments was primarily due the removal of a specific allocation to a substandard relationship that is no longer outstanding and a decrease in unfunded commitments on commercial construction loans as of December 31, 2024.

NOTE 11 – RELATED-PARTY TRANSACTIONS

In the ordinary course of business, loans are made by the Bank to executive officers, directors, their immediate family members, and their related business interests consistent with Federal Reserve Regulation O, SEC Regulation S-X, and GAAP definition of related parties.

The following is an analysis of activity of related-party loans for the years ended December 31:

(Dollars in thousands)	2024	2023
Balance at beginning of year	$305	$332
New loans and advances	7	23
Repayments, including loans sold	25	50
Balance at end of year	$287	$305

Deposits from executive officers, directors, their immediate family members, and their related business interests on December 31, 2024, and 2023 were approximately $18.4 million and $9.3 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of Total capital, Tier 1 capital and Common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes as of December 31, 2024 and 2023, the Company and Bank met or exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2024, the most recent notification from federal and state banking agencies categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” an institution must maintain minimum Total risk-based, Tier 1 risk-based, Common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. There are no known conditions or events since that notification that Management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of December 31 are presented in the following tables:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2024
Total capital to risk-weighted assets
Consolidated	$126,646	16.4%	$61,891	8.0%	$77,364	10.0%
Bank	125,774	16.3	61,855	8.0	77,319	10.0
Tier 1 capital to risk-weighted assets
Consolidated	118,527	15.3	46,419	6.0	61,891	8.0
Bank	117,655	15.2	46,391	6.0	61,855	8.0
Common equity tier 1 capital to risk-weighted assets
Consolidated	118,527	15.3	34,814	4.5	50,287	6.5
Bank	117,655	15.2	34,793	4.5	50,257	6.5
Tier 1 leverage ratio
Consolidated	118,527	9.7	48,644	4.0	60,805	5.0
Bank	117,655	9.7	48,627	4.0	60,783	5.0

2023
Total capital to risk-weighted assets
Consolidated	$120,824	16.3%	$59,480	8.0%	$74,349	10.0%
Bank	120,184	16.2	59,446	8.0	74,308	10.0
Tier 1 capital to risk-weighted assets
Consolidated	113,481	15.3	44,610	6.0	59,480	8.0
Bank	112,841	15.2	44,585	6.0	59,446	8.0
Common equity tier 1 capital to risk-weighted assets
Consolidated	113,481	15.3	33,457	4.5	48,327	6.5
Bank	112,841	15.2	33,439	4.5	48,300	6.5
Tier 1 leverage ratio
Consolidated	113,481	9.6	47,340	4.0	59,175	5.0
Bank	112,841	9.5	47,324	4.0	59,155	5.0

The Company’s primary source of funds with which to pay dividends, are dividends received from the Bank. The payment of dividends by the Bank to the Company is subject to restrictions by its regulatory agencies. These restrictions generally limit dividends to current year net income and prior two-years’ net retained earnings. Also, dividends may not reduce capital levels below the minimum regulatory requirements disclosed in the prior table. Under these provisions, on January 1, 2025, the Bank could dividend $24.3 million to the Company. The Company does not anticipate the financial need to obtain regulatory approval to pay dividends. Federal law prevents the Company from borrowing from the Bank unless loans are secured by specific obligations. Further, such secured loans are limited to an amount not exceeding ten percent of the Bank’s common stock and capital surplus.

NOTE 13 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION

A summary of condensed financial information of the parent company as of December 31, 2024, and 2023, and for each of the two years in the period ended December 31, 2024, follows:

(Dollars in thousands)	2024	2023
CONDENSED BALANCE SHEETS
ASSETS
Cash deposited with subsidiary bank	$496	$271
Investment in subsidiary bank	113,963	107,299
Equity securities	266	259
Other assets	207	174
TOTAL ASSETS	$114,932	$108,003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$97	$64
Total shareholders’ equity	114,835	107,939
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$114,932	$108,003

(Dollars in thousands)	2024	2023
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Dividends on securities	$11	$9
Dividends from subsidiary	5,500	5,200
Unrealized gain on equity securities	8	15
Other income	4	—
Total income	5,523	5,224
Operating expenses	407	391
Income before taxes and undistributed equity income of subsidiary	5,116	4,833
Income tax benefit	82	74
Equity earnings in subsidiary, net of dividends	4,814	9,849
NET INCOME	$10,012	$14,756
COMPREHENSIVE INCOME	$11,862	$17,405

(Dollars in thousands)	2024	2023
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities
Net income	$10,012	$14,756
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings in subsidiary, net of dividends	(4,814)	(9,849)
Unrealized gain on equity securities	(8)	(15)
Change in other assets and liabilities	1	12
Net cash provided by operating activities	5,191	4,904
Cash flows from financing activities
Cash dividends paid	(4,204)	(4,013)
Purchase of treasury stock	(762)	(1,425)
Net cash used in financing activities	(4,966)	(5,438)
Increase (decrease) in cash	225	(534)
Cash at beginning of year	271	805
Cash at end of year	$496	$271

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of December 31, 2024, and December 31, 2023, by level within the fair value hierarchy. No liabilities were carried at fair value. As required by the accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost, adjusted for impairment and observable price changes.

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:		December 31, 2024
Securities available-for-sale
U.S. Treasury securities	$—	$13,414	$—	$13,414
U.S. Government agencies	—	5,698	—	5,698
Mortgage-backed securities of government agencies	—	62,698	—	62,698
Asset-backed securities of government agencies	—	398	—	398
State and political subdivisions	—	14,246	—	14,246
Corporate bonds	—	28,980	—	28,980
Total available-for-sale securities	$—	$125,434	$—	$125,434
Equity securities	$221	$—	$—	$221

Assets:		December 31, 2023
Securities available-for-sale
U.S. Treasury securities	$—	$17,689	$—	$17,689
U.S. Government agencies	—	13,152	—	13,152
Mortgage-backed securities of government agencies	—	65,045	—	65,045
Asset-backed securities of government agencies	—	523	—	523
State and political subdivisions	—	16,586	—	16,586
Corporate bonds	—	27,085	—	27,085
Total available-for-sale securities	$—	$140,080	$—	$140,080
Equity securities	$213	$—	$—	$213

NOTE 15 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments carried at amortized cost as of December 31 were as follows:

	2024
	Carrying				Total Fair
(Dollars in thousands)	Value	Level I	Level II	Level III	Value
Financial assets
Securities held-to-maturity	$204,309	$—	$172,603	$—	$172,603
Loans held for sale	283	290	—	—	290
Net loans	730,046	—	—	691,816	691,816
Mortgage servicing rights	621	—	—	621	621
Financial liabilities
Deposits	$1,044,887	$801,634	$—	$242,413	$1,044,047
Other borrowings	1,266	—	—	1,111	1,111

	2023
	Carrying				Total Fair
(Dollars in thousands)	Value	Level I	Level II	Level III	Value
Financial assets
Securities held-to-maturity	$226,279	$—	$194,730	$—	$194,730
Net loans	694,797	—	—	663,510	663,510
Mortgage servicing rights	600	—	—	600	600
Financial liabilities
Deposits	$1,027,427	835,847	—	193,126	1,028,973
Other borrowings	1,754	$—	$—	$1,546	$1,546

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a level 1 fair value that approximates their carrying value.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the years ended December 31, 2024, and 2023:

(Dollars in thousands)	Pretax	Tax Effect	After-Tax
BALANCE AS OF DECEMBER 31, 2022	$(16,354)	$3,435	$(12,919)
Unrealized holding gain on available-for-sale securities arising during the period	3,168	(666)	2,502
Amortization of held-to-maturity discount resulting from transfer	187	(40)	147
Total other comprehensive income	3,355	(706)	2,649

BALANCE AS OF DECEMBER 31, 2023	$(12,999)	$2,729	$(10,270)
Unrealized holding gain on available-for-sale securities arising during the period	2,166	(455)	1,711
Amortization of held-to-maturity discount resulting from transfer	176	(37)	139
Total other comprehensive income	2,342	(492)	1,850

BALANCE AS OF DECEMBER 31, 2024	$(10,657)	$2,237	$(8,420)

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

There have been no changes during the quarter ended December 31, 2024, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, CSB’s 2024 internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 23, 2025 (the “2025 Annual Meeting”), is incorporated herein by reference from the information to be included under the captions “Proposal One – Election of Directors,” “Nominees for Election of Directors,” and “Directors Continuing in Office” in the Company’s definitive proxy statement relating to the 2025 Annual Meeting to be filed with the SEC (the “2025 Proxy Statement”) no later than 120 days after December 31, 2024. The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the information to be included under the caption “Executive Officers” in the 2025 Proxy Statement.

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

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders may recommend nominees to the Company’s Board of Directors can be found under the caption, “Shareholder Recommendations” in the 2025 Proxy Statement.

Audit Committee

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections, “Membership and Meetings of the Board and its Committees” and the subsection, “Committees of the Board of Directors – Audit Committee” in the 2025 Proxy Statement.

Insider Trading Policies and Procedures

The information required by Item 408(b) of Regulation S-K is filed as Exhibit 19 and incorporated herein by reference from the disclosure to be included under the section, "Insider Trading Arrangements and Policies" in the 2025 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections, “Discussion of Executive Compensation Programs” and, “Executive Compensation and Other Information” and the subsection, “Directors’ Compensation” under the section captioned, “Membership and Meetings of the Board and its Committees” in the 2025 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Compensation Committee Interlocks and Insider Participation” in the 2025 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “The Compensation Committee Report” in the 2025 Proxy Statement.

The information required by Item 402(x)(1) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the [section, “Discussion of Executive Compensation Programs” and the subsection, “Compensation Committee Decision-Making Process”] in the 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

None.

Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Certain Relationships and Related Transactions” in the 2025 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Membership and Meetings of the Board and its Committees” in the 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the section, “Independent Registered Public Accounting Firm Fees” and subsection, “Audit Committee Procedures for Pre-Approval of Services by the Independent Public Accounting Firm” in the 2025 Proxy Statement.

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

10.4+	CSB Bancorp, Inc. Annual Incentive Plan (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 23, 2017, Exhibit 10.4, file number 000-21714).

10.5+	The Commercial & Savings Bank Deferred Compensation Plan (incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 26, 2019, Exhibit 10.1 file number 000-21714).

19*	Insider Trading Policy

21*	Subsidiaries of CSB Bancorp, Inc.

23.1*	Consent of S.R. Snodgrass, P.C.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31,2024, has been formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

/s/ Eddie L. Steiner
Date: March 14, 2025	Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2025.

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