Form 10-Q
period 2025-03-31
CSB Bancorp, Inc.
filed 2025-05-13
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 1, 2025, the registrant had 2,638,956 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED March 31, 2025

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share data)	2025	2024
ASSETS
Cash and cash equivalents
Cash and due from banks	$22,315	$21,287
Interest-earning deposits in other banks	65,860	52,222
Federal funds sold	311	—
Total cash and cash equivalents	88,486	73,509
Securities
Available-for-sale, at fair value	119,428	125,434
Held-to-maturity; fair value of $172,478 in 2025 and $172,603 in 2024 ($0 credit loss allowance for 2025 and 2024)	200,000	204,309
Equity securities	266	266
Restricted stock, at cost	1,520	1,520
Total securities	321,214	331,529
Loans held for sale	—	283
Loans	761,240	737,641
Less allowance for credit losses	7,974	7,595
Net loans	753,266	730,046
Premises and equipment, net	13,935	14,069
Bank-owned life insurance	28,441	28,225
Goodwill	4,728	4,728
Accrued interest receivable and other assets	8,570	9,111
TOTAL ASSETS	$1,218,640	$1,191,500

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$283,255	$281,358
Interest-bearing	787,522	763,529
Total deposits	1,070,777	1,044,887
Short-term borrowings	24,981	25,683
Other borrowings	1,236	1,266
Allowance for credit losses on off-balance sheet commitments	519	524
Accrued interest payable and other liabilities	2,792	4,305
TOTAL LIABILITIES	1,100,305	1,076,665
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,641,547 shares in 2025 and 2,650,089 in 2024	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	105,664	103,105
Treasury stock at cost: 339,055 shares in 2025 and 330,513 shares in 2024	(8,622)	(8,294)
Accumulated other comprehensive loss	(7,151)	(8,420)
TOTAL SHAREHOLDERS' EQUITY	118,335	114,835
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,218,640	$1,191,500

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2025	2024
INTEREST AND DIVIDEND INCOME
Loans, including fees	$10,875	$10,209
Taxable securities	1,795	1,890
Nontaxable securities	75	88
Other	536	369
Total interest and dividend income	13,281	12,556
INTEREST EXPENSE
Deposits	3,527	3,300
Short-term borrowings	67	100
Other borrowings	6	8
Total interest expense	3,600	3,408
NET INTEREST INCOME	9,681	9,148
CREDIT LOSS EXPENSE
Provision for credit loss expense - loans	408	603
(Recovery) provision for credit loss expense - off-balance sheet commitments	(6)	549
Total provision for credit loss expense	402	1,152
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	9,279	7,996
NONINTEREST INCOME
Service charges on deposit accounts	295	280
Trust services	278	394
Debit card interchange fees	515	507
Credit card fees	150	157
Gain on sale of loans, net	49	36
Earnings on bank owned life insurance	216	188
Unrealized loss on equity securities	—	(6)
Other income	193	216
Total noninterest income	1,696	1,772
NONINTEREST EXPENSES
Salaries and employee benefits	3,697	3,469
Occupancy expense	356	283
Equipment expense	206	224
Professional and director fees	413	332
Financial institutions tax	230	216
Marketing and public relations	105	128
Software expense	403	428
Debit card expense	211	189
FDIC insurance expense	150	135
Other expenses	710	738
Total noninterest expenses	6,481	6,142
Income before income taxes	4,494	3,626
FEDERAL INCOME TAX PROVISION	878	693
NET INCOME	$3,616	$2,933
Basic and diluted net earnings per share	$1.37	$1.10

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net income	$3,616	$2,933
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities arising during the period	1,565	(144)
Amortization of held-to-maturity discount resulting from transfer	40	41
Income tax effect at 21%	(336)	22
Other comprehensive income (loss)	1,269	(81)
Total comprehensive income	$4,885	$2,852

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Three Months Ended March 31, 2025
Balance at beginning of period	$18,629	$9,815	$103,105	$(8,294)	$(8,420)	$114,835
Net income	—	—	3,616	—	—	3,616
Other comprehensive income	—	—	—	—	1,269	1,269
Purchase of 8,542 treasury shares	—	—	—	(328)	—	(328)
Cash dividends declared, $0.40 per share	—	—	(1,057)	—	—	(1,057)
Balance at March 31, 2025	$18,629	$9,815	$105,664	$(8,622)	$(7,151)	$118,335
Three Months Ended March 31, 2024
Balance at beginning of period	$18,629	$9,815	$97,297	$(7,532)	$(10,270)	$107,939
Net income	—	—	2,933	—	—	2,933
Other comprehensive loss	—	—	—	—	(81)	(81)
Purchase of 5,255 treasury shares	—	—	—	(197)	—	(197)
Cash dividends declared, $0.39 per share	—	—	(1,039)	—	—	(1,039)
Balance at March 31, 2024	$18,629	$9,815	$99,191	$(7,729)	$(10,351)	$109,555

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,053	$600
INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	9,587	4,896
Proceeds from repayments, held-to-maturity	4,280	4,153
Purchases, available-for-sale	(2,084)	—
Redemption of FHLB stock	—	5
Loan (originations) and payments, net	(23,538)	(9,177)
Property, equipment, and software acquisitions	(94)	(174)
Net cash used in investing activities	(11,849)	(297)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	25,890	(17,312)
Net change in short-term borrowings	(702)	(6,359)
Repayment of other borrowings	(30)	(54)
Cash dividends paid	(1,057)	(1,039)
Purchase of treasury shares	(328)	(197)
Net cash provided by (used in) financing activities	23,773	(24,961)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,977	(24,658)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	73,509	64,077
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,486	$39,419
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$3,599	$3,366
Income taxes	—	—

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2025, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2024, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements. The results of operations for the period ended March 31, 2025 are not necessarily indicative of the operating results for the full year or any future interim period.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for public business entities for annual periods beginning after December 15, 2024, and for annual periods beginning after December 15, 2025, for all other entities. The Company adopted the new disclosures for the annual periods beginning on January 1, 2025. The Company will include the applicable and relevant required disclosures in the Income Taxes footnote in the Form 10-K.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This ASU requires disclosure in the notes to financial statements of specified information about certain costs and expenses. Specific disclosures are required for (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas producing activities. The amendments in this Update do not change or remove current expense disclosure requirements. However, the amendments affect where this information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. The amendments in ASU 2024-03 apply only to public business entities and are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consisted of the following on March 31, 2025 and December 31, 2024:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2025
Available-for-sale
U.S. Treasury securities	$11,999	$2	$(33)	$—	$11,968
U.S. Government agencies	6,000	—	(232)	—	5,768
Mortgage-backed securities of government agencies	69,215	142	(6,057)	—	63,300
Asset-backed securities of government agencies	393	—	(5)	—	388
State and political subdivisions	15,031	—	(709)	—	14,322
Corporate bonds	24,527	8	(853)	—	23,682
Total available-for-sale	127,165	152	(7,889)	—	119,428
Held-to-maturity
U.S. Treasury securities	$7,865	$—	$(506)	—	$7,359
Mortgage-backed securities of government agencies	189,624	—	(26,802)	—	162,822
State and political subdivisions	2,511	—	(214)	—	2,297
Total held-to-maturity	200,000	—	(27,522)	—	172,478
Equity securities	185	81	—	—	266
Restricted stock	1,520	—	—	—	1,520
Total securities	$328,870	$233	$(35,411)	$—	$293,692
December 31, 2024
Available-for-sale
U.S. Treasury securities	$13,487	$8	$(81)	$—	$13,414
U.S. Government agencies	6,000	—	(302)	—	5,698
Mortgage-backed securities of government agencies	69,746	30	(7,078)	—	62,698
Asset-backed securities of government agencies	404	—	(6)	—	398
State and political subdivisions	15,051	—	(805)	—	14,246
Corporate bonds	30,048	5	(1,073)	—	28,980
Total available-for-sale	134,736	43	(9,345)	—	125,434
Held-to-maturity
U.S. Treasury securities	7,854	—	(621)	—	7,233
Mortgage-backed securities of government agencies	193,937	—	(30,862)	—	163,075
State and political subdivisions	2,518	—	(223)	—	2,295
Total held-to-maturity	204,309	—	(31,706)	—	172,603
Equity securities	185	81	—	—	266
Restricted stock	1,520	—	—	—	1,520
Total securities	$340,750	$124	$(41,051)	$—	$299,823

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The amortized cost and fair value of debt securities on March 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$23,163	$22,983
Due after one through five years	21,113	20,474
Due after five through ten years	16,601	15,423
Due after ten years	66,288	60,548
Total debt securities available-for-sale	$127,165	$119,428
Held-to-maturity
Due in one year or less	$2,489	$2,444
Due after one through five years	3,305	3,120
Due after five through ten years	4,693	4,202
Due after ten years	189,513	162,712
Total debt securities held-to-maturity	$200,000	$172,478

Securities with a fair value of approximately $136 million and $134 million were pledged on March 31, 2025 and December 31, 2024, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $1.0 million on March 31, 2025 and December 31, 2024. Federal Reserve Bank stock was $471 thousand on March 31, 2025 and December 31, 2024.

There were no proceeds from sales of securities for the three-month period ended March 31, 2025 and 2024. All gains and losses recognized on equity securities during the three-month periods were unrealized.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The following table presents gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, on March 31, 2025 and December 31, 2024:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2025
Available-for-sale
U.S. Treasury securities	$—	$—	$(33)	$8,978	$(33)	$8,978
U.S. Government agencies	—	—	(232)	5,768	(232)	5,768
Mortgage-backed securities of government agencies	—	—	(6,057)	44,349	(6,057)	44,349
Asset-backed securities of government agencies	—	—	(5)	388	(5)	388
State and political subdivisions	(13)	1,452	(696)	12,560	(709)	14,012
Corporate bonds	—	—	(853)	22,172	(853)	22,172
Total temporarily impaired	$(13)	$1,452	$(7,876)	$94,215	$(7,889)	$95,667

December 31, 2024
Available-for-sale
U.S. Treasury securities	$—	$—	$(81)	$8,949	$(81)	$8,949
U.S. Government agencies	—	—	(302)	5,698	(302)	5,698
Mortgage-backed securities of government agencies	(88)	12,944	(6,990)	45,063	(7,078)	58,007
Asset-backed securities of government agencies	—	—	(6)	398	(6)	398
State and political subdivisions	(19)	1,446	(786)	12,800	(805)	14,246
Corporate bonds	—	—	(1,073)	27,473	(1,073)	27,473
Total temporarily impaired	$(107)	$14,390	$(9,238)	$100,381	$(9,345)	$114,771

There were 104 securities in an unrealized loss position on March 31, 2025, 100 of which were in a continuous loss position for twelve (12) months or more. Each quarter the Company conducts a comprehensive security-level impairment assessment on the securities portfolio. Management believes the Company will fully recover the cost of these securities. Unrealized losses on the Company’s fixed-rate debt securities are a result of interest rate increases. U.S. Treasury securities and investments in securities of U.S. government sponsored agency bonds comprise $81 million of total AFS securities. The remaining $38 million of non-agency debt securities is made up of Corporate Bonds and debt securities to State and Political Subdivisions. For non-agency debt securities, the Company verified the current credit ratings remain above investment grade. Non-rated debt securities total $10 million. Annually, management reviews the credit profile of each non-rated issue and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and, therefore, no allowance for credit losses has been recorded. Management believes the value will recover as the securities approach maturity or market interest rates change.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The Bank monitors the credit quality of held-to-maturity debt securities primarily through utilizing their credit rating. The Bank monitors the credit rating on a quarterly basis. There are no nonperforming held-to-maturity securities. As of March 31, 2025, no ACL was required for any held-to-maturity security. The majority of the securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Bank. The following table summarizes the amortized cost of held-to maturity debt securities at March 31, 2025 and December 31, 2024, aggregated by credit quality indicator:

(Dollars in thousands)	U.S. Treasury securities	Mortgage- backed securities of government agencies	State and political subdivisions
March 31, 2025
Credit rating:
AAA / AA / A	$7,865	$189,624	$2,511
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$7,865	$189,624	$2,511

December 31, 2024
Credit rating:
AAA / AA / A	$7,854	$193,937	$2,518
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$7,854	$193,937	$2,518

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consisted of the following on March 31, 2025 and December 31, 2024:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$149,391	$144,376
Commercial real estate	194,863	190,514
Commercial lessors of buildings	106,703	101,168
Construction	70,198	64,262
Consumer mortgage	179,702	177,578
Home equity line of credit	45,945	44,971
Consumer installment	9,420	9,645
Consumer indirect	5,078	5,276
Total loans	761,300	737,790
Allowance for credit losses	(7,974)	(7,595)
Deferred loan fees, net	(60)	(149)
Net Loans	$753,266	$730,046

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

The top ten collateral exposures in commercial real estate and commercial lessors of buildings at March 31, 2025 are as follows: Industrial, manufacturing and production $60 million; warehouse $40 million: healthcare facilities $34 million; residential investment property $29 million; hotels $18 million; retail strip center $17 million; auto repair $15 million; retail stores $13 million; senior housing $12 million; office buildings $9 million.

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

Loans serviced for others approximated $135 million and $136 million on March 31, 2025 and December 31, 2024, respectively.

Concentrations of Credit

Nearly all the Company’s lending activity occurs within the state of Ohio, including the five counties of Holmes, Medina, Stark, Tuscarawas, and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans. Credit concentrations, including commitments, as determined using North American Industry Classification Codes (NAICS), to the three largest industries compared to total loans on March 31, 2025, included $84 million, or 11%, of total loans to lessors of non-residential buildings, $37 million, or 5%, of total loans to manufacturers of animal food, and $29 million, or 4%, of total loans to hotels. These loans are generally secured by real property and equipment, with repayment expected from operational cash flow. Credit evaluation is based on a review of cash flow coverage of principal, interest payments, and the adequacy of the collateral received.

Allowance for Credit Losses

The following table details activity in the allowance for credit losses ("ACL") by portfolio segment for the three months ended March 31, 2025 and 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three-months ended March 31, 2025, the increase in the provision for credit losses on commercial and industrial loans primarily relates to the increase in nonperforming commercial credit cards. The increase in provision amounts for the remaining commercial and construction loan categories primarily relates to loan growth.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

For the three-months ended March 31, 2024, the increase in the provision for commercial and industrial loans primarily related to one individually evaluated commercial loan relationship which had a collateral advance shortfall. The remaining provision amounts for the quarter were primarily a result of changes in loan volume and weighted average remaining maturities of the loans in each category.

(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision (Recovery) for Credit Losses	Ending ACL Balance
Three Months Ended March 31, 2025
Commercial and industrial	$2,919	$(27)	$—	$262	$3,154
Commercial real estate	1,681	—	—	26	1,707
Commercial lessors of buildings	1,141	—	—	99	1,240
Construction	502	—	—	74	576
Consumer mortgage	812	—	1	(55)	758
Home equity line of credit	205	—	—	(12)	193
Consumer installment	92	(8)	4	1	89
Consumer indirect	243	—	1	13	257
	$7,595	$(35)	$6	$408	$7,974

Three Months Ended March 31, 2024
Commercial and industrial	$1,737	$(11)	$7	$491	$2,224
Commercial real estate	1,637	—	—	(25)	1,612
Commercial lessors of buildings	1,200	—	—	144	1,344
Construction	333	—	—	(10)	323
Consumer mortgage	1,107	—	1	(40)	1,068
Home equity line of credit	288	—	—	(4)	284
Consumer installment	76	(18)	3	13	74
Consumer indirect	229	(59)	3	34	207
	$6,607	$(88)	$14	$603	$7,136

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

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans
March 31, 2025
Commercial and industrial	$149,362	$4	$25	$—	$29	$149,391
Commercial real estate	194,700	—	163	—	163	194,863
Commercial lessors of buildings	106,703	—	—	—	—	106,703
Construction	70,175	23	—	—	23	70,198
Consumer mortgage	178,805	262	432	203	897	179,702
Home equity line of credit	45,250	695	—	—	695	45,945
Consumer installment	9,411	8	1	—	9	9,420
Consumer indirect	5,006	64	8	—	72	5,078
Total Loans	$759,412	$1,056	$629	$203	$1,888	$761,300

December 31, 2024
Commercial and industrial	$144,274	$46	$56	$—	$102	$144,376
Commercial real estate	190,514	—	—	—	—	190,514
Commercial lessors of buildings	101,168	—	—	—	—	101,168
Construction	64,262	—	—	—	—	64,262
Consumer mortgage	176,403	633	56	486	1,175	177,578
Home equity line of credit	44,595	376	—	—	376	44,971
Consumer installment	9,637	5	3	—	8	9,645
Consumer indirect	5,238	27	11	—	38	5,276
Total Loans	$736,091	$1,087	$126	$486	$1,699	$737,790

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of March 31, 2025 and December 31, 2024:

(Dollars in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Total Nonperforming
March 31, 2025
Commercial and industrial	$413	$49	$462	$—	$462
Commercial real estate	501	—	501	—	501
Commercial lessors of buildings	—	2	2	—	2
Construction	—	—	—	—	—
Consumer mortgage	—	242	242	203	445
Home equity line of credit	—	69	69	—	69
Consumer installment	—	44	44	—	44
Consumer indirect	—	73	73	—	73
Total Loans	$914	$479	$1,393	$203	$1,596

December 31, 2024
Commercial and industrial	$413	$36	$449	$—	$449
Commercial real estate	497	4	501	—	501
Commercial lessors of buildings	—	3	3	—	3
Construction	—	—	—	—	—
Consumer mortgage	—	80	80	486	566
Home equity line of credit	—	71	71	—	71
Consumer installment	—	48	48	—	48
Consumer indirect	—	67	67	—	67
Total Loans	$910	$309	$1,219	$486	$1,705

Interest income recognized on nonaccrual loans for the three months ended March 31, 2025 and 2024 was $12 thousand and $3 thousand, respectively.

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
March 31, 2025
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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Based on the most recent analysis performed, the following tables present the recorded investment in non-homogeneous loans by internal risk rating system as of March 31, 2025 and December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023		2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2025
Commercial and industrial:
Pass	$9,083	$20,089	$18,905		$12,819	$6,274	$8,303	$46,982	$—	$122,455
Special mention	—	—	827		2,136	708	146	1,012	—	4,829
Substandard	—	474	9,653	[1]	3,885	574	791	6,730	—	22,107
Doubtful	—	—	—		—	—	—	—	—	—
Total	$9,083	$20,563	$29,385		$18,840	$7,556	$9,240	$54,724	$—	$149,391
YTD gross charge-offs	$—	$—	$—		$—	$—	$—	$27	$—	$27
Commercial real estate:
Pass	$8,520	$15,127	$24,744		$38,777	$40,740	$36,765	$177	$—	$164,850
Special Mention	—	—	—		1,128	5,148	11,640	—	—	17,916
Substandard	—	343	1,057		301	2,353	8,043	—	—	12,097
Doubtful	—	—	—		—	—	—	—	—	—
Total	$8,520	$15,470	$25,801		$40,206	$48,241	$56,448	$177	$—	$194,863
YTD gross charge-offs	$—	$—	$—		$—	$—	$—	$—	$—	$—
Commercial lessors of buildings:
Pass	$7,135	$22,230	$22,935		$21,247	$14,990	$16,490	$466	$—	$105,493
Special Mention	—	—	—		—	178	—	—	—	178
Substandard	—	—	—		—	—	994	38	—	1,032
Doubtful	—	—	—		—	—	—	—	—	—
Total	$7,135	$22,230	$22,935		$21,247	$15,168	$17,484	$504	$—	$106,703
YTD gross charge-offs	$—	$—	$—		$—	$—	$—	$—	$—	$—
Commercial Construction:
Pass	$2,972	$16,182	$10,188		$7,985	$732	$1,261	$2,240	$—	$41,560
Special Mention	—	—	—		—	—	—	—	—	—
Substandard	—	—	20,500	[2]	—	—	73	—	—	20,573
Doubtful	—	—	—		—	—	—	—	—	—
Total	$2,972	$16,182	$30,688		$7,985	$732	$1,334	$2,240	$—	$62,133
YTD gross charge-offs	$—	$—	$—		$—	$—	$—	$—	$—	$—
Total
Pass	$27,710	$73,628	$76,772		$80,828	$62,736	$62,819	$49,865	$—	$434,358
Special Mention	—	—	827		3,264	6,034	11,786	1,012	—	22,923
Substandard	—	817	31,210	[1,2]	4,186	2,927	9,901	6,768	—	55,809
Doubtful	—	—	—		—	—	—	—	—	—
Total	$27,710	$74,445	$108,809		$88,278	$71,697	$84,506	$57,645	$—	$513,090
YTD commercial gross charge-offs	$—	$—	$—		$—	$—	$—	$27	$—	$27

1 Balances include $3.3 million USDA guarantee.

2 Balances include $16.4 million USDA guarantee.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023		2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2024
Commercial and industrial:
Pass	$20,361	$20,376		$14,446	$7,291	$2,920	$6,576	$44,566	$—	$116,536
Special mention	—	869		2,227	812	161	—	1,987	—	6,056
Substandard	—	8,479	[1]	4,170	650	109	1,107	7,269	—	21,784
Doubtful	—	—		—	—	—	—	—	—	—
Total	$20,361	$29,724		$20,843	$8,753	$3,190	$7,683	$53,822	$—	$144,376
YTD gross charge-offs	$—	$1,393		$—	$10	$—	$—	$4,268	$—	$5,671
Commercial real estate:
Pass	$15,216	$25,238		$39,541	$41,742	$13,049	$25,258	$154	$—	$160,198
Special Mention	—	—		1,245	5,216	2,013	9,701	—	—	18,175
Substandard	345	1,252		196	2,211	6	8,131	—	—	12,141
Doubtful	—	—		—	—	—	—	—	—	—
Total	$15,561	$26,490		$40,982	$49,169	$15,068	$43,090	$154	$—	$190,514
YTD gross charge-offs	$—	$598		$—	$—	$—	$—	$—	$—	$598
Commercial lessors of buildings:
Pass	$22,287	$23,003		$21,576	$15,206	$3,043	$13,792	$384	$—	$99,291
Special Mention	—	—		—	180	—	—	—	—	180
Substandard	—	—		557	94	949	59	38	—	1,697
Doubtful	—	—		—	—	—	—	—	—	—
Total	$22,287	$23,003		$22,133	$15,480	$3,992	$13,851	$422	$—	$101,168
YTD gross charge-offs	$—	$—		$—	$—	$—	$—	$—	$—	$—
Commercial construction:
Pass	$12,420	$9,588		$8,084	$818	$845	$431	$2,239	$—	$34,425
Special Mention	—	—		—	—	—	—	—	—	—
Substandard	—	20,500	[2]	—	—	—	74	—	—	20,574
Doubtful	—	—		—	—	—	—	—	—	—
Total	$12,420	$30,088		$8,084	$818	$845	$505	$2,239	$—	$54,999
YTD gross charge-offs	$—	$—		$—	$—	$—	$—	$—	$—	$—
Total
Pass	$70,284	$78,205		$83,647	$65,057	$19,857	$46,057	$47,343	$—	$410,450
Special Mention	—	869		3,472	6,208	2,174	9,701	1,987	—	24,411
Substandard	345	30,231	[1,2]	4,923	2,955	1,064	9,371	7,307	—	56,196
Doubtful	—	—		—	—	—	—	—	—	—
Total	$70,629	$109,305		$92,042	$74,220	$23,095	$65,129	$56,637	$—	$491,057
YTD commercial gross charge-offs	$—	$1,991		$—	$10	$—	$—	$4,268	$—	$6,269

1 Balances include $1.9 million USDA guarantee.

2 Balances include $16.4 million USDA guarantee.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The Company monitors the credit risk profile by payment activity for the loan classes listed below. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. The following table presents the amortized cost in consumer loans based on payment activity as of March 31, 2025 and December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2025
Consumer mortgage:
Performing	$3,146	$24,887	$27,789	$31,907	$31,394	$60,134	$—	$—	$179,257
Nonperforming	—	—	203	—	76	166	—	—	445
Total	$3,146	$24,887	$27,992	$31,907	$31,470	$60,300	$—	$—	$179,702
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Construction:
Performing	$570	$6,443	$230	$600	$153	$69	$—	$—	$8,065
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$570	$6,443	$230	$600	$153	$69	$—	$—	$8,065
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$45,808	$68	$45,876
Nonperforming	—	—	—	—	—	—	69	—	69
Total	$—	$—	$—	$—	$—	$—	$45,877	$68	$45,945
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$1,146	$3,256	$2,860	$1,362	$383	$315	$54	$—	$9,376
Nonperforming	—	—	5	3	2	34	—	—	44
Total	$1,146	$3,256	$2,865	$1,365	$385	$349	$54	$—	$9,420
YTD gross charge-offs	$—	$3	$3	$1	$—	$1	$—	$—	$8
Consumer indirect:
Performing	$166	$661	$586	$839	$486	$2,267	$—	$—	$5,005
Nonperforming	—	—	17	—	—	56	—	—	73
Total	$166	$661	$603	$839	$486	$2,323	$—	$—	$5,078
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total
Performing	$5,028	$35,247	$31,465	$34,708	$32,416	$62,785	$45,862	$68	$247,579
Nonperforming	—	—	225	3	78	256	69	—	631
Total	$5,028	$35,247	$31,690	$34,711	$32,494	$63,041	$45,931	$68	$248,210
YTD consumer gross charge-offs	$—	$3	$3	$1	$—	$1	$—	$—	$8

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2024
Consumer mortgage:
Performing	$21,807	$28,296	$31,939	$32,540	$28,571	$33,859	$—	$—	$177,012
Nonperforming	—	—	359	76	51	80	—	—	566
Total	$21,807	$28,296	$32,298	$32,616	$28,622	$33,939	$—	$—	$177,578
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer construction:
Performing	$7,511	$657	$810	$159	$86	$40	$—	$—	$9,263
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$7,511	$657	$810	$159	$86	$40	$—	$—	$9,263
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$44,865	$35	$44,900
Nonperforming	—	—	—	—	—	—	71	—	71
Total	$—	$—	$—	$—	$—	$—	$44,936	$35	$44,971
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$3,660	$3,427	$1,630	$443	$209	$165	$63	$—	$9,597
Nonperforming	—	6	3	3	—	36	—	—	48
Total	$3,660	$3,433	$1,633	$446	$209	$201	$63	$—	$9,645
YTD gross charge-offs	$3	$23	$20	$5	$4	$10	$—	$—	$65
Consumer indirect:
Performing	$766	$611	$923	$499	$484	$1,926	$—	$—	$5,209
Nonperforming	—	18	—	—	—	49	—	—	67
Total	$766	$629	$923	$499	$484	$1,975	$—	$—	$5,276
YTD gross charge-offs	$—	$—	$—	$—	$—	$60	$—	$—	$60
Total
Performing	$33,744	$32,991	$35,302	$33,641	$29,350	$35,990	$44,928	$35	$245,981
Nonperforming	—	24	362	79	51	165	71	—	752
Total	$33,744	$33,015	$35,664	$33,720	$29,401	$36,155	$44,999	$35	$246,733
YTD consumer gross charge-offs	$3	$23	$20	$5	$4	$70	$—	$—	$125

Consumer mortgages are substantially secured by one to four family owner occupied properties and consumer indirect loans are substantially secured by recreational vehicles. All nonperforming consumer loans are evaluated when placed on nonaccrual status and may be charged down based on the collateral fair value less cost to sell if that value is lower than the outstanding balance. As of March 31, 2025 there were two loans secured by consumer real estate totaling $168 thousand in process of foreclosure.

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

There were no modifications of loans to borrowers in financial distress completed during the three months ended March 31, 2025 and 2024.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	March 31,	December 31,
(Dollars in thousands)	2025	2024
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$25,026	$25,745
Repurchase agreements	24,981	25,683

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of March 31, 2025 and December 31, 2024 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities or identical securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes and are not included in the table below.

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2025
Assets:
Securities available-for-sale
U.S. Treasury securities	$—	$11,968	$—	$11,968
U.S. Government agencies	—	5,768	—	5,768
Mortgage-backed securities of government agencies	—	63,300	—	63,300
Asset-backed securities of government agencies	—	388	—	388
State and political subdivisions	—	14,322	—	14,322
Corporate bonds	—	23,682	—	23,682
Total available-for-sale securities	$—	$119,428	$—	$119,428
Equity securities	$220	$—	$—	$220

December 31, 2024
Assets:
Securities available-for-sale
U.S. Treasury securities	$—	$13,414	$—	$13,414
U.S. Government agencies	—	5,698	—	5,698
Mortgage-backed securities of government agencies	—	62,698	—	62,698
Asset-backed securities of government agencies	—	398	—	398
State and political subdivisions	—	14,246	—	14,246
Corporate bonds	—	28,980	—	28,980
Total available-for-sale securities	$—	$125,434	$—	$125,434
Equity securities	$221	$—	$—	$221

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheet at their fair value as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy.

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2025
Individually evaluated collateral dependent loans recorded at fair value:
Commercial and industrial	$—	$—	$413	$413
Commercial real estate	—	—	501	501
Total individually evaluated collateral dependent loans recorded at fair value:	$—	$—	$914	$914

December 31, 2024
Individually evaluated collateral dependent loans recorded at fair value:
Commercial and industrial	$—	$—	$413	$413
Commercial real estate	—	—	501	501
Total individually evaluated collateral dependent loans recorded at fair value:	$—	$—	$914	$914

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments carried at amortized cost as of March 31, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
March 31, 2025
Financial assets
Securities held-to-maturity	$200,000	$—	$172,478	$—	$172,478
Net loans	753,266	—	—	720,101	720,101
Mortgage servicing rights	621	—	—	621	621
Financial liabilities
Deposits	$1,070,777	$808,652	$—	$264,084	$1,072,736
Other borrowings	1,236	—	—	1,104	1,104

December 31, 2024
Financial assets
Securities held-to-maturity	$204,309	$—	$172,603	$—	$172,603
Loans held for sale	$283	$290	$—	$—	$290
Net loans	730,046	—	—	691,816	691,816
Mortgage servicing rights	621	—	—	621	621
Financial liabilities
Deposits	$1,044,887	$801,634	$—	$242,413	$1,044,047
Other borrowings	1,266	—	—	1,111	1,111

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a Level I fair value that approximates their carrying value. The Company also has unrecognized financial instruments on March 31, 2025 and December 31, 2024, related to commitments to extend credit and letters of credit. The aggregate contract amount of such financial instruments was approximately $297 million on March 31, 2025 and $289 million on December 31, 2024.

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

Note 7- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three months ended March 31, 2025 and 2024:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three Months Ended March 31, 2025
Balance, beginning of period	$(10,657)	$2,237	$(8,420)
Unrealized holding gain on available-for-sale securities arising during the period	1,565	(328)	1,237
Amortization of held-to-maturity discount resulting from transfer	40	(8)	32
Total other comprehensive income	1,605	(336)	1,269
Balance, end of period	$(9,052)	$1,901	$(7,151)

Three Months Ended March 31, 2024
Balance, beginning of period	$(12,999)	$2,729	$(10,270)
Unrealized holding loss on available-for-sale securities arising during the period	(144)	30	(114)
Amortization of held-to-maturity discount resulting from transfer	41	(8)	33
Total other comprehensive loss	(103)	22	(81)
Balance, end of period	$(13,102)	$2,751	$(10,351)

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company on March 31, 2025 as compared to December 31, 2024, and the consolidated results of operations for the three months ended March 31, 2025 compared to the same period in 2024. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets increased $27 million to $1.22 billion at March 31, 2025 compared to $1.19 billion at December 31, 2024. During the three months ended March 31, 2025, securities decreased $10 million, net loans increased $23 million, and cash and cash equivalents increased $15 million. Deposits and short-term borrowings increased $25 million.

Net loans increased $23 million, or 3%, as commercial and commercial real estate loans increased $15 million, or 3%, compared to December 31, 2024 and residential real estate loans increased $2 million, or 1%, from December 31, 2024. Construction loans increased $6 million, or 9%, from December 31, 2024. Consumer refinance activity remains slow on mortgage loans, while home purchase activity remains stable despite limited inventory, and home equity line balances increased by $1 million. Residential mortgage loan originations, including home equity lines, for the three months ended March 31, 2025 totaled $11 million, an increase from $9 million in mortgage originations during the three months ended March 31, 2024. Mortgage loan originations sold into the secondary market increased slightly to $1.5 million from $1.2 million, respectively during the three months ended March 31, 2025 and March 31, 2024. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

The allowance for credit losses for loans increased $379 thousand from December 31, 2024 to $8 million.

The increase in the allowance was primarily due to the volume increase in loans originated. Net charge-offs were $29 thousand, or an annualized 0.02% of average loans, in the current three-month period compared to net charge-offs of $74 thousand, or 0.04% of average loans in the year-ago three-month period. At March 31, 2025, the allowance for credit losses to total loans was 1.05%. We believe the allowance level is appropriate given the level of problem loans and composition of the overall loan portfolio in the current economic environment.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming loans decreased $109 thousand to $1.6 million, or 0.21%, of total loans from $1.7 million, or 0.23% of total loans, on December 31, 2024. For the three months ended March 31, 2025, $224 thousand in loans were placed on nonaccrual status, $22 thousand in paydowns were received, and $27 thousand in loans were charged-off due to non-payment.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2025	2024	2024
Non-performing loans	$1,596	$1,705	$361
Other real estate	—	—	—
Repossessed assets	—	14	—
Allowance for credit losses	7,974	7,595	7,136
Total loans	761,240	737,641	710,822
Allowance for credit losses as a percentage of total loans	1.05%	1.03%	1.00%
Allowance for credit losses to total nonperforming loans	500%	445%	1,977%

The ratio of gross loans to deposits was 71% at March 31, 2025 and December 31, 2024.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $35 million within the available-for-sale and held-to-maturity portfolios as of March 31, 2025, was primarily the result of current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. As a result, all embedded security losses on March 31, 2025, are considered temporary and no allowance for credit loss is necessary.

The weighted average life of total debt securities was 5.44 years at March 31, 2025 as compared to 5.14 years at December 31, 2024. If interest rates declined 100 basis points, the weighted average life was estimated to fall to 5.16 years at March 31, 2025. If interest rates rose 100 basis points the weighted average life would be expected to increase to 5.70 years at March 31, 2025.

Deposits increased $26 million, or 2%, from December 31, 2024 with noninterest-bearing deposits increasing approximately $2 million, or less than 1%, and interest-bearing deposit accounts increasing approximately $24 million, or 3%. Total deposits as of March 31, 2025 are $1.07 billion, or 6%, above March 31, 2024 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits of $5 million, savings accounts of $2 million, money market accounts of $9 million, and time deposits of $50 million. Decreases were recognized in interest bearing demand accounts of $6 million. Deposits have increased as customers move excess liquid funds into money market accounts and time certificates of deposit to take advantage of the increased interest rates. The estimated amount of uninsured deposits was $262 million, $244 million, and $249 million as of March 31, 2025, December 31, 2024, and March 31, 2024, respectively.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $702 thousand, or 3%, to $25 million at March 31, 2025 as compared to December 31, 2024 as customers moved money into higher interest rate money market and time deposit accounts. Other borrowings decreased $30 thousand as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $118 million, or 9.7%, of total assets at March 31, 2025, an increase of $3.5 million, or 3%, from $115 million at December 31, 2024. The increase in shareholders’ equity during the three months ended March 31, 2025 was due to net income of $3.6 million, other comprehensive income of $1.3 million, less cash dividends of $1.1 million, and treasury stock repurchases of $328 thousand. Total accumulated other comprehensive loss ("AOCL") decreased during the three months ended March 31, 2025 due to decreases in interest rates and improvements in pricing in government agency and corporate bonds as AFS securities are marked to fair value. This remaining unrealized loss in securities is temporary and is adjusted monthly for additional interest rate fluctuations, principal paydowns, calls, and maturities. The Company and the Bank met all regulatory capital requirements at March 31, 2025 as shown in the Capital Resources section of this report.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2025 and 2024

For the quarters ended March 31, 2025 and 2024, the Company recorded net income of $3.6 million and $2.9 million and $1.37 and $1.10 per share, respectively. The $683 thousand increase in net income for the period was primarily the result of the provision for credit losses and off-balance sheet commitments of $402 thousand compared to the provision for credit losses in the prior year period of $1.2 million. The increase of $533 thousand in net interest income partially offset by a $76 thousand decrease in noninterest income and a $339 thousand increase in noninterest expenses. The federal income tax provision increased $185 thousand. Pre-provision net revenue ("PPNR"), (a non-GAAP measure), totaled $4.9 million for the quarter ended March 31, 2025, an increase of $118 thousand, or 2.5%, from the prior year's first quarter.

Return on average assets and return on average equity were 1.22% and 12.58%, respectively, for the three-month period of 2025, compared to 1.02% and 10.84%, respectively for the same quarter in 2024.

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Federal Funds Sold	$386	$4	4.20%	$321	$4	5.01%
Interest-earning deposits in other banks	48,237	532	4.47	27,393	365	5.36
Taxable securities	310,210	1,795	2.35	345,613	1,890	2.20
Tax-exempt securities [4]	16,787	95	2.30	19,083	112	2.36
Loans [3,4]	755,863	10,886	5.84	705,294	10,227	5.83
Total interest-earning assets	1,131,483	13,312	4.77%	1,097,704	12,598	4.62%
Noninterest-earning assets	66,320			62,957
TOTAL ASSETS	$1,197,803			$1,160,661

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$210,759	$358	0.69%	$231,707	$563	0.98%
Savings deposits	312,084	729	0.95	297,125	781	1.06
Time deposits	250,360	2,440	3.95	202,700	1,956	3.88
Borrowed funds	27,653	73	1.07	35,051	108	1.24
Total interest-bearing liabilities	800,856	3,600	1.82%	766,583	3,408	1.79%
Noninterest-bearing demand deposits	275,331			279,212
Other liabilities	5,062			6,029
Shareholders' Equity	116,554			108,837
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,197,803			$1,160,661
Taxable equivalent net interest income, (Non-GAAP)		$9,712			$9,190
Tax equivalent adjustment [4]		(31)			(42)
Net interest income, (GAAP)		$9,681			$9,148
Net interest margin, (GAAP)			3.47%			3.35%
Tax equivalent adjustment [4]			0.01			0.02
Net interest margin-taxable equivalent, (Non-GAAP)			3.48%			3.37%
Taxable equivalent net interest spread			2.95%			2.83%

1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Taxable equivalent adjustments have been computed assuming a 21% tax rate in 2025 and 2024 (non-GAAP).

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the quarter ended March 31, 2025, was $13.3 million representing a $725 thousand, or 6% increase, compared to the same period in 2024. This increase was primarily due to higher average balances of loans and interest-earning deposits in other banks. These increases were partially offset by the volume decreases in taxable securities to the comparable period. Rates on average interest-earning deposits in other banks decreased 89 basis points, while loan rates rose 1 basis point, and taxable securities' interest rates increased 15 basis points for the quarter ended March 31, 2025 as compared to the same period in 2024. Interest expense for the quarter ended March 31, 2025 was $3.6 million, an increase of $192 thousand, or 6%, from the same quarter in 2024. The increase in interest expense occurred primarily due to volume increases in money market and time deposit accounts as well as the increase in rates on time deposit accounts for the quarter ended March 31, 2025.

For the quarter ended March 31, 2025, the bank recognized net charge-offs of $29 thousand, compared to $74 thousand net charge-offs for the same quarter in 2024. The provision for credit losses on loans in the current quarter of $408 thousand, compared to a provision of $603 thousand in the same quarter ended 2024. The company recorded a $6 thousand recovery for credit loss expense on off-balance commitments in the first quarter 2025 compared to a $549 thousand provision in the first quarter of 2024. The quarter increase results primarily from the increase in loan volume during first quarter 2025.

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

Noninterest income decreased $76 thousand, or 4%, compared to first quarter of 2024. The decrease was primarily the result of a $116 thousand decrease in trust services, partially offset by a $28 thousand increase in the earnings on bank owned life insurance.

Noninterest expense increased $339 thousand, or 6%, from first quarter 2024. Salary and employee benefit costs increased $228 thousand, or 7%, compared to the prior year quarter with increases in base salary, insurance, and social security taxes. Occupancy expense costs increased $73 thousand, or 26%, with increases in snow removal costs. Professional and directors’ fees increased $81 thousand, or 24%, state financial institutions tax increased $14 thousand, or 6%, due to the increase in capital. Debit card expenses increased $22 thousand, or 12%, primarily with increases in processing. Software expense decreased $25 thousand, or 6%, and equipment expense decreased $18 thousand, or 8%. The Company’s first quarter efficiency ratio increased to 56.8% compared to 56.0% in the prior year.

Federal income tax expense increased $185 thousand, or 27%, for the quarter ended March 31, 2025 as compared to the first quarter 2024. The provision for income taxes was $878 thousand (effective rate of 19.5%) for the quarter ended March 31, 2025, compared to $693 thousand (effective rate of 19.1%) for the same quarter ended 2024.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 9.4% at March 31, 2025 compared with 9.3% at December 31, 2024.

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, the Company and the Bank met all capital adequacy requirements to which they were subject.

	Capital Ratios
	March 31, 2025	December 31, 2024
Total Capital To Risk Weighted Assets Ratio
Consolidated	16.5%	16.4%
Bank	16.4	16.3

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	15.4	15.3
Bank	15.3	15.2

Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	15.4	15.3
Bank	15.3	15.2

Tier 1 Leverage Ratio
Consolidated	10.1	9.7
Bank	10.0	9.7

LIQUIDITY

(Dollars in thousands)	March 31, 2025	December 31, 2024	Change
Cash and cash equivalents	$88,486	$73,509	$14,977
Available from FHLB	127,542	126,334	1,208
Unpledged AFS securities at fair market value	117,215	123,155	(5,940)
	$333,243	$322,998	$10,245
Net deposits and short-term liabilities	$1,093,668	$1,068,413	$25,255
Liquidity ratio	30.4%	30.2%	0.2%
Minimum board approved liquidity ratio	20.0%	20.0%

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

The weighted average number of common shares outstanding for earnings per share computations was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2025	2024
Net income	$3,616	$2,933
Weighted average common shares outstanding	2,644,543	2,665,277
Earnings per share, basic and diluted	$1.37	$1.10

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ohio's unemployment rate continues to rise to 5.1% in March 2025 which was up from 4.4% in December 2024. Holmes County, where the bank is headquartered, is reporting an unemployment rate of 3.9% in March 2025. Of the counties within the bank's footprint, Stark County reported the highest unemployment rate at 5.6%, while Tuscarawas, Wayne, and Medina Counties posted unemployment rates of 5.4%, 4.7% and 3.6% respectively in March 2025. The rate of inflation, as measured by the Consumer Price Index, decreased to 2.4% on a year over year basis at March 2025, following average inflation rates of 2.9% in 2024, 4.1% in 2023 and 8.0% in 2022. The rate continues to be above the Federal Reserve target rate of 2%. The Federal Reserve reduced the federal funds target rate in 2024 by 1% to a range of 4.25% to 4.50%.

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

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -400 through +400 basis point changes, in 100 basis point increments, in market interest rates at March 31, 2025 and December 31, 2024. The net interest income reflected is for the first twelve-month period of the modeled twenty-four-month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

March 31, 2025
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+ 400	$44,062	$945	2.2%	± 25%
+ 300	43,824	707	1.6	± 15
+ 200	43,597	480	1.1	± 10
+ 100	43,367	250	0.6	± 5
0	43,117	—	—
– 100	42,740	(377)	(0.9)	± 5
– 200	42,319	(798)	(1.9)	± 10
– 300	41,724	(1,393)	(3.2)	± 15
– 400	41,145	(1,972)	(4.6)	± 25

December 31, 2024
+ 400	$42,231	$1,333	3.3%	± 25%
+ 300	41,902	1,004	2.5	± 15
+ 200	41,571	673	1.7	± 10
+ 100	41,237	339	0.9	± 5
0	40,898	—	—
– 100	40,432	(466)	(1.1)	± 5
– 200	40,089	(809)	(2.0)	± 10
– 300	39,553	(1,345)	(3.3)	± 15
– 400	38,988	(1,910)	(4.7)	± 25

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

QUARTER ENDED MARCH 31, 2025

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A - RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)
Not applicable
(b)
Not applicable
(c)
The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2025:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
January 1, 2025 - January 31, 2025	4,978	36.98	4,978	39,879
February 1, 2025 - February 28, 2025	1,039	38.14	1,039	38,840
March 1, 2025 - March 31, 2025	2,525	41.34	2,525	36,315
Total for quarter	8,542		8,542	36,315

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2025

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	May 13, 2025	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	May 13, 2025	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer