Form 10-Q
period 2025-06-30
CSB Bancorp, Inc.
filed 2025-08-11
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-21714

CSB Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Ohio	34-1687530
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
91 North Clay Street, P.O. Box 232 Millersburg, OH	44654
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 674-9015

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $6.25 par value	CSBB	OTCID

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 1, 2025, the registrant had 2,637,266 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED June 30, 2025

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share data)	2025	2024
ASSETS
Cash and cash equivalents
Cash and due from banks	$27,000	$21,287
Interest-earning deposits in other banks	68,008	52,222
Federal funds sold	282	—
Total cash and cash equivalents	95,290	73,509
Securities
Available-for-sale, at fair value	110,067	125,434
Held-to-maturity; fair value of $169,744 in 2025 and $172,603 in 2024 ($0 credit loss allowance for 2025 and 2024)	195,048	204,309
Equity securities	273	266
Restricted stock, at cost	1,520	1,520
Total securities	306,908	331,529
Loans held for sale	—	283
Loans	788,070	737,641
Less allowance for credit losses	8,251	7,595
Net loans	779,819	730,046
Premises and equipment, net	13,795	14,069
Bank-owned life insurance	28,669	28,225
Goodwill	4,728	4,728
Accrued interest receivable and other assets	8,760	9,111
TOTAL ASSETS	$1,237,969	$1,191,500

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$282,784	$281,358
Interest-bearing	806,560	763,529
Total deposits	1,089,344	1,044,887
Short-term borrowings	22,364	25,683
Other borrowings	965	1,266
Allowance for credit losses on off-balance sheet commitments	493	524
Accrued interest payable and other liabilities	3,120	4,305
TOTAL LIABILITIES	1,116,286	1,076,665
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,638,921 shares in 2025 and 2,650,089 in 2024	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	108,309	103,105
Treasury stock at cost: 341,681 shares in 2025 and 330,513 shares in 2024	(8,730)	(8,294)
Accumulated other comprehensive loss	(6,340)	(8,420)
TOTAL SHAREHOLDERS' EQUITY	121,683	114,835
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,237,969	$1,191,500

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Loans, including fees	$11,497	$10,219	$22,372	$20,428
Taxable securities	1,678	1,817	3,473	3,707
Nontaxable securities	75	88	150	176
Other	678	379	1,214	748
Total interest and dividend income	13,928	12,503	27,209	25,059
INTEREST EXPENSE
Deposits	3,515	3,489	7,042	6,789
Short-term borrowings	62	81	129	181
Other borrowings	6	8	12	16
Total interest expense	3,583	3,578	7,183	6,986
NET INTEREST INCOME	10,345	8,925	20,026	18,073
CREDIT LOSS EXPENSE
Provision for credit loss expense - loans	639	3,697	1,047	4,300
Recovery of credit loss expense - off-balance sheet commitments	(25)	(808)	(31)	(259)
Total provision for credit loss expense	614	2,889	1,016	4,041
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	9,731	6,036	19,010	14,032
NONINTEREST INCOME
Service charges on deposit accounts	297	291	592	571
Trust services	268	283	546	677
Debit card interchange fees	550	528	1,065	1,035
Credit card fees	151	165	301	322
Gain on sale of loans, net	81	73	130	109
Earnings on bank owned life insurance	229	194	445	382
Unrealized gain (loss) on equity securities	6	(23)	6	(29)
Other income	195	230	388	446
Total noninterest income	1,777	1,741	3,473	3,513
NONINTEREST EXPENSES
Salaries and employee benefits	3,921	3,056	7,618	6,525
Occupancy expense	352	294	708	577
Equipment expense	223	201	429	425
Professional and director fees	392	437	805	769
Financial institutions tax	233	216	463	432
Marketing and public relations	154	142	259	270
Software expense	441	414	844	842
Debit card expense	198	193	409	382
FDIC insurance expense	135	129	285	264
Other expenses	829	732	1,539	1,470
Total noninterest expenses	6,878	5,814	13,359	11,956
Income before income taxes	4,630	1,963	9,124	5,589
FEDERAL INCOME TAX PROVISION	903	348	1,781	1,041
NET INCOME	$3,727	$1,615	$7,343	$4,548
Basic and diluted net earnings per share	$1.41	$0.61	$2.78	$1.71

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$3,727	$1,615	$7,343	$4,548
Other comprehensive income
Unrealized gain on available-for-sale securities arising during the period	985	291	2,550	147
Amortization of held-to-maturity discount resulting from transfer	41	46	81	87
Income tax effect at 21%	(215)	(71)	(551)	(49)
Other comprehensive income	811	266	2,080	185
Total comprehensive income	$4,538	$1,881	$9,423	$4,733

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Three Months Ended June 30, 2025
Balance at beginning of period	$18,629	$9,815	$105,664	$(8,622)	$(7,151)	$118,335
Net income	—	—	3,727	—	—	3,727
Other comprehensive income	—	—	—	—	811	811
Purchase of 2,626 treasury shares	—	—	—	(108)	—	(108)
Cash dividends declared, $0.41 per share	—	—	(1,082)	—	—	(1,082)
Balance at June 30, 2025	$18,629	$9,815	$108,309	$(8,730)	$(6,340)	$121,683
Six Months Ended June 30, 2025
Balance at December 31, 2024	$18,629	$9,815	$103,105	$(8,294)	$(8,420)	$114,835
Net income	—	—	7,343	—	—	7,343
Other comprehensive income	—	—	—	—	2,080	2,080
Purchase of 11,168 treasury shares	—	—	—	(436)	—	(436)
Cash dividends declared, $0.81 per share	—	—	(2,139)	—	—	(2,139)
Balance at June 30, 2025	$18,629	$9,815	$108,309	$(8,730)	$(6,340)	$121,683
Three Months Ended June 30, 2024
Balance at beginning of period	$18,629	$9,815	$99,191	$(7,729)	$(10,351)	$109,555
Net income	—	—	1,615	—	—	1,615
Other comprehensive income	—	—	—	—	266	266
Purchase of 759 treasury shares	—	—	—	(28)	—	(28)
Cash dividends declared, $0.39 per share	—	—	(1,040)	—	—	(1,040)
Balance at June 30, 2024	$18,629	$9,815	$99,766	$(7,757)	$(10,085)	$110,368
Six Months Ended June 30, 2024
Balance at December 31, 2023	$18,629	$9,815	$97,297	$(7,532)	$(10,270)	$107,939
Net income	—	—	4,548	—	—	4,548
Other comprehensive income	—	—	—	—	185	185
Purchase of 6,014 treasury shares	—	—	—	(225)	-	(225)
Cash dividends declared, $0.78 per share	—	—	(2,079)	—	—	(2,079)
Balance, June 30, 2024	$18,629	$9,815	$99,766	$(7,757)	$(10,085)	$110,368

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,534	$5,989
INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	22,745	12,720
Proceeds from repayments, held-to-maturity	9,200	9,318
Purchases, available-for-sale	(4,981)	—
Redemption of FHLB stock	—	15
Loan (originations) and payments, net	(50,758)	(20,560)
Property, equipment, and software acquisitions	(221)	(1,029)
Net cash (used in) provided by investing activities	(24,015)	464
FINANCING ACTIVITIES
Net increase (decrease) in deposits	44,457	(3,592)
Net change in short-term borrowings	(3,319)	(8,001)
Repayment of other borrowings	(301)	(428)
Cash dividends paid	(2,139)	(2,079)
Purchase of treasury shares	(436)	(225)
Net cash provided by (used in) financing activities	38,262	(14,325)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,781	(7,872)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	73,509	64,077
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95,290	$56,205
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$7,207	$6,927
Income taxes	1,600	1,950

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2025, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2024, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements. The results of operations for the period ended June 30, 2025 are not necessarily indicative of the operating results for the full year or any future interim period.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consisted of the following on June 30, 2025 and December 31, 2024:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2025
Available-for-sale
U.S. Treasury securities	$3,497	$—	$(1)	$—	$3,496
U.S. Government agencies	6,000	—	(182)	—	5,818
Mortgage-backed securities of government agencies	68,934	210	(5,497)	—	63,647
Asset-backed securities of government agencies	379	—	(10)	—	369
State and political subdivisions	15,011	—	(567)	—	14,444
Corporate bonds	22,998	9	(714)	—	22,293
Total available-for-sale	116,819	219	(6,971)	—	110,067
Held-to-maturity
U.S. Treasury securities	$7,877	$—	$(430)	—	$7,447
Mortgage-backed securities of government agencies	184,669	—	(24,704)	—	159,965
State and political subdivisions	2,502	—	(170)	—	2,332
Total held-to-maturity	195,048	—	(25,304)	—	169,744
Equity securities	185	88	—	—	273
Restricted stock	1,520	—	—	—	1,520
Total securities	$313,572	$307	$(32,275)	$—	$281,604
December 31, 2024
Available-for-sale
U.S. Treasury securities	$13,487	$8	$(81)	$—	$13,414
U.S. Government agencies	6,000	—	(302)	—	5,698
Mortgage-backed securities of government agencies	69,746	30	(7,078)	—	62,698
Asset-backed securities of government agencies	404	—	(6)	—	398
State and political subdivisions	15,051	—	(805)	—	14,246
Corporate bonds	30,048	5	(1,073)	—	28,980
Total available-for-sale	134,736	43	(9,345)	—	125,434
Held-to-maturity
U.S. Treasury securities	7,854	—	(621)	—	7,233
Mortgage-backed securities of government agencies	193,937	—	(30,862)	—	163,075
State and political subdivisions	2,518	—	(223)	—	2,295
Total held-to-maturity	204,309	—	(31,706)	—	172,603
Equity securities	185	81	—	—	266
Restricted stock	1,520	—	—	—	1,520
Total securities	$340,750	$124	$(41,051)	$—	$299,823

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The amortized cost and fair value of debt securities on June 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$13,108	$13,028
Due after one through five years	22,404	21,845
Due after five through ten years	17,089	15,937
Due after ten years	64,218	59,257
Total debt securities available-for-sale	$116,819	$110,067
Held-to-maturity
Due in one year or less	$2,494	$2,467
Due after one through five years	3,305	3,154
Due after five through ten years	4,678	4,255
Due after ten years	184,571	159,868
Total debt securities held-to-maturity	$195,048	$169,744

Securities with a fair value of approximately $134 million were pledged on June 30, 2025 and December 31, 2024, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $1.0 million on June 30, 2025 and December 31, 2024. Federal Reserve Bank stock was $471 thousand on June 30, 2025 and December 31, 2024.

There were no proceeds from sales of securities for the six-month period ended June 30, 2025 and 2024. All gains and losses recognized on equity securities during the six-month periods were unrealized.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The following table presents gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, on June 30, 2025 and December 31, 2024:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2025
Available-for-sale
U.S. Treasury securities	$—	$—	$(1)	$1,999	$(1)	$1,999
U.S. Government agencies	—	—	(182)	5,818	(182)	5,818
Mortgage-backed securities of government agencies	—	—	(5,497)	41,153	(5,497)	41,153
Asset-backed securities of government agencies	—	—	(10)	369	(10)	369
State and political subdivisions	(4)	1,461	(563)	12,203	(567)	13,664
Corporate bonds	—	—	(714)	20,783	(714)	20,783
Total temporarily impaired	$(4)	$1,461	$(6,967)	$82,325	$(6,971)	$83,786

December 31, 2024
Available-for-sale
U.S. Treasury securities	$—	$—	$(81)	$8,949	$(81)	$8,949
U.S. Government agencies	—	—	(302)	5,698	(302)	5,698
Mortgage-backed securities of government agencies	(88)	12,944	(6,990)	45,063	(7,078)	58,007
Asset-backed securities of government agencies	—	—	(6)	398	(6)	398
State and political subdivisions	(19)	1,446	(786)	12,800	(805)	14,246
Corporate bonds	—	—	(1,073)	27,473	(1,073)	27,473
Total temporarily impaired	$(107)	$14,390	$(9,238)	$100,381	$(9,345)	$114,771

There were 98 securities in an unrealized loss position on June 30, 2025, 94 of which were in a continuous loss position for twelve (12) months or more. Each quarter the Company conducts a comprehensive security-level impairment assessment on the securities portfolio. Management believes the Company will fully recover the cost of these securities. Unrealized losses on the Company’s fixed-rate debt securities are a result of interest rate increases. U.S. Treasury securities and investments in securities of U.S. government sponsored agency bonds comprise $73 million of total AFS securities. The remaining $37 million of non-agency debt securities is made up of Corporate Bonds and debt securities to State and Political Subdivisions. For non-agency debt securities, the Company verified the current credit ratings remain above investment grade. Non-rated debt securities total $10 million. Annually, management reviews the credit profile of each non-rated issue and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and, therefore, no allowance for credit losses has been recorded. Management believes the value will recover as the securities approach maturity or market interest rates change.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The Bank monitors the credit quality of held-to-maturity debt securities primarily through utilizing their credit rating. The Bank monitors the credit rating on a quarterly basis. There are no nonperforming held-to-maturity securities. As of June 30, 2025, no ACL was required for any held-to-maturity security. The majority of the securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Bank. The following table summarizes the amortized cost of held-to maturity debt securities at June 30, 2025 and December 31, 2024, aggregated by credit quality indicator:

(Dollars in thousands)	U.S. Treasury securities	Mortgage- backed securities of government agencies	State and political subdivisions
June 30, 2025
Credit rating:
AAA / AA / A	$7,877	$184,669	$2,502
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$7,877	$184,669	$2,502

December 31, 2024
Credit rating:
AAA / AA / A	$7,854	$193,937	$2,518
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$7,854	$193,937	$2,518

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consisted of the following on June 30, 2025 and December 31, 2024:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$150,505	$144,376
Commercial real estate	232,866	190,514
Commercial lessors of buildings	104,844	101,168
Construction	54,596	64,262
Consumer mortgage	182,782	177,578
Home equity line of credit	47,974	44,971
Consumer installment	9,818	9,645
Consumer indirect	4,773	5,276
Total loans	788,158	737,790
Allowance for credit losses	(8,251)	(7,595)
Deferred loan fees, net	(88)	(149)
Net Loans	$779,819	$730,046

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

The top ten collateral exposures in commercial real estate and commercial lessors of buildings at June 30, 2025 are as follows: Industrial, manufacturing and production $64 million; warehouse $39 million: healthcare facilities $39 million; residential investment property $30 million; animal feed production $21 million; hotels $19 million; auto repair $18 million; retail strip center $17 million; retail stores $16 million; senior housing $12 million.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

With respect to loans to developers and builders that are secured by non-owner-occupied properties, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction and land development loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. These loans are generally based upon estimates of costs and values associated with the completed project. These estimates may be inaccurate.

Construction and land development loans often involve the disbursement of substantial funds with repayment dependent on the success of the project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of the developed property, or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risk than other real estate loans due to their repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing.

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

Loans serviced for others approximated $135 million and $136 million on June 30, 2025 and December 31, 2024, respectively.

Concentrations of Credit

Nearly all the Company’s lending activity occurs within the state of Ohio, including the five counties of Holmes, Medina, Stark, Tuscarawas, and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans. Credit concentrations, including commitments, as determined using North American Industry Classification Codes (NAICS), to the three largest industries compared to total loans on June 30, 2025, included $85 million, or 11%, of total loans to lessors of non-residential buildings, $37 million, or 5%, of total loans to manufacturers of animal food, $30 million, or 4%, of total loans to lessors of residential buildings and $30 million, or 4% of total loans for lodging and hotels. These loans are generally secured by real property and equipment, with repayment expected from operational cash flow. Credit evaluation is based on a review of cash flow coverage of principal, interest payments, and the adequacy of the collateral received.

Allowance for Credit Losses

The following table details activity in the allowance for credit losses ("ACL") by portfolio segment for the three and six months ended June 30, 2025 and 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three and six months ended June 30, 2025, the increase in the provision for credit losses on commercial real estate loans primarily relates to the increase in loan volume, as well as a charge-off of $301 thousand recognized during the second quarter. The increase in provision for commercial and industrial loans for the six month period primarily relates to loan growth and an increase in nonperforming commercial credit cards during the first quarter of 2025, which has improved in the second quarter and contributed to the second quarter provision decrease in this category. The increase in provision amounts for the remaining loan categories primarily relates to changes in loan volume.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

For the three and six months ended June 30, 2024, the increase in the provision for commercial and industrial loans and commercial real estate loans primarily related to one individually evaluated commercial loan relationship which had a collateral shortfall. As of June 30, 2024, this loan relationship had a specific reserve of $4.1 million. The remaining provision amounts for the quarter were primarily a result of changes in loan volume and weighted average remaining maturities of the loans in each category.

(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision (Recovery) for Credit Losses	Ending ACL Balance
Three Months Ended June 30, 2025
Commercial and industrial	$3,154	$(42)	$—	$(39)	$3,073
Commercial real estate	1,707	(301)	1	641	2,048
Commercial lessors of buildings	1,240	—	—	(12)	1,228
Construction	576	—	—	5	581
Consumer mortgage	758	—	—	21	779
Home equity line of credit	193	—	—	12	205
Consumer installment	89	(17)	3	17	92
Consumer indirect	257	(8)	2	(6)	245
	$7,974	$(368)	$6	$639	$8,251

Six Months Ended June 30, 2025
Commercial and industrial	$2,919	$(69)	$—	$223	$3,073
Commercial real estate	1,681	(301)	1	667	2,048
Commercial lessors of buildings	1,141	—	—	87	1,228
Construction	502	—	—	79	581
Consumer mortgage	812	—	1	(34)	779
Home equity line of credit	205	—	—	—	205
Consumer installment	92	(25)	7	18	92
Consumer indirect	243	(8)	3	7	245
	$7,595	$(403)	$12	$1,047	$8,251

Three Months Ended June 30, 2024
Commercial and industrial	$2,224	$(257)	$12	$3,295	$5,274
Commercial real estate	1,612	—	1	420	2,033
Commercial lessors of buildings	1,344	—	—	(16)	1,328
Construction	323	—	—	3	326
Consumer mortgage	1,068	—	8	(15)	1,061
Home equity line of credit	284	—	—	(8)	276
Consumer installment	74	(17)	4	13	74
Consumer indirect	207	—	3	5	215
	$7,136	$(274)	$28	$3,697	$10,587

Six Months Ended June 30, 2024
Commercial and industrial	$1,737	$(268)	$19	$3,786	$5,274
Commercial real estate	1,637	—	1	395	2,033
Commercial lessors of buildings	1,200	—	—	128	1,328
Construction	333	—	—	(7)	326
Consumer mortgage	1,107	—	9	(55)	1,061
Home equity line of credit	288	—	—	(12)	276
Consumer installment	76	(35)	7	26	74
Consumer indirect	229	(59)	6	39	215
	$6,607	$(362)	$42	$4,300	$10,587

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

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans
June 30, 2025
Commercial and industrial	$150,485	$20	$—	$—	$20	$150,505
Commercial real estate	232,866	—	—	—	—	232,866
Commercial lessors of buildings	104,844	—	—	—	—	104,844
Construction	54,596	—	—	—	—	54,596
Consumer mortgage	182,139	204	84	355	643	182,782
Home equity line of credit	47,361	520	93	—	613	47,974
Consumer installment	9,800	17	1	—	18	9,818
Consumer indirect	4,704	53	16	—	69	4,773
Total Loans	$786,795	$814	$194	$355	$1,363	$788,158

December 31, 2024
Commercial and industrial	$144,274	$46	$56	$—	$102	$144,376
Commercial real estate	190,514	—	—	—	—	190,514
Commercial lessors of buildings	101,168	—	—	—	—	101,168
Construction	64,262	—	—	—	—	64,262
Consumer mortgage	176,403	633	56	486	1,175	177,578
Home equity line of credit	44,595	376	—	—	376	44,971
Consumer installment	9,637	5	3	—	8	9,645
Consumer indirect	5,238	27	11	—	38	5,276
Total Loans	$736,091	$1,087	$126	$486	$1,699	$737,790

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of June 30, 2025 and December 31, 2024:

(Dollars in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Total Nonperforming
June 30, 2025
Commercial and industrial	$—	$90	$90	$—	$90
Commercial real estate	200	162	362	—	362
Commercial lessors of buildings	—	2	2	—	2
Construction	—	—	—	—	—
Consumer mortgage	—	359	359	355	714
Home equity line of credit	—	68	68	—	68
Consumer installment	—	54	54	—	54
Consumer indirect	—	67	67	—	67
Total Loans	$200	$802	$1,002	$355	$1,357

December 31, 2024
Commercial and industrial	$413	$36	$449	$—	$449
Commercial real estate	497	4	501	—	501
Commercial lessors of buildings	—	3	3	—	3
Construction	—	—	—	—	—
Consumer mortgage	—	80	80	486	566
Home equity line of credit	—	71	71	—	71
Consumer installment	—	48	48	—	48
Consumer indirect	—	67	67	—	67
Total Loans	$910	$309	$1,219	$486	$1,705

Interest income recognized on nonaccrual loans for the six months ended June 30, 2025 and 2024 was $27 thousand and $18 thousand, respectively.

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

	Type of Collateral
(Dollars in thousands)	Real Estate	Blanket Liens
June 30, 2025
Commercial and industrial	$—	$60
Commercial real estate	200	—
Total collateral dependent loans	$200	$60

December 31, 2024
Commercial and industrial	$—	$413
Commercial real estate	501	—
Total collateral dependent loans	$501	$413

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Based on the most recent analysis performed, the following tables present the recorded investment in non-homogeneous loans by internal risk rating system as of June 30, 2025 and December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023		2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2025
Commercial and industrial:
Pass	$11,877	$19,690	$18,228		$13,458	$6,017	$6,912	$50,670	$—	$126,852
Special mention	—	—	49		111	89	—	600	—	849
Substandard	—	60	10,021	[1]	3,650	491	751	7,831	—	22,804
Doubtful	—	—	—		—	—	—	—	—	—
Total	$11,877	$19,750	$28,298		$17,219	$6,597	$7,663	$59,101	$—	$150,505
YTD gross charge-offs	$—	$—	$42		$—	$—	$—	$27	$—	$69
Commercial real estate:
Pass	$20,621	$17,247	$31,955		$37,822	$42,423	$34,780	$429	$—	$185,277
Special Mention	—	—	—		1,118	2,891	11,272	—	—	15,281
Substandard	—	340	21,241	[2]	460	2,317	7,950	—	—	32,308
Doubtful	—	—	—		—	—	—	—	—	—
Total	$20,621	$17,587	$53,196		$39,400	$47,631	$54,002	$429	$—	$232,866
YTD gross charge-offs	$—	$—	$301		$—	$—	$—	$—	$—	$301
Commercial lessors of buildings:
Pass	$15,159	$18,861	$18,302		$20,457	$14,785	$15,623	$462	$—	$103,649
Special Mention	—	—	—		—	176	—	—	—	176
Substandard	—	—	—		—	—	981	38	—	1,019
Doubtful	—	—	—		—	—	—	—	—	—
Total	$15,159	$18,861	$18,302		$20,457	$14,961	$16,604	$500	$—	$104,844
YTD gross charge-offs	$—	$—	$—		$—	$—	$—	$—	$—	$—
Commercial Construction:
Pass	$5,553	$20,248	$7,062		$7,887	$715	$1,251	$1,473	$—	$44,189
Special Mention	—	—	—		—	—	—	—	—	—
Substandard	—	—	—		—	—	71	—	—	71
Doubtful	—	—	—		—	—	—	—	—	—
Total	$5,553	$20,248	$7,062		$7,887	$715	$1,322	$1,473	$—	$44,260
YTD gross charge-offs	$—	$—	$—		$—	$—	$—	$—	$—	$—
Total
Pass	$53,210	$76,046	$75,547		$79,624	$63,940	$58,566	$53,034	$—	$459,967
Special Mention	—	—	49		1,229	3,156	11,272	600	—	16,306
Substandard	—	400	31,262	[1,2]	4,110	2,808	9,753	7,869	—	56,202
Doubtful	—	—	—		—	—	—	—	—	—
Total	$53,210	$76,446	$106,858		$84,963	$69,904	$79,591	$61,503	$—	$532,475
YTD commercial gross charge-offs	$—	$—	$343		$—	$—	$—	$27	$—	$370

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

1 Balances include $1.9 million USDA guarantee.

2 Balances include $16.4 million USDA guarantee.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The Company monitors the credit risk profile by payment activity for the loan classes listed below. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. The following table presents the amortized cost in consumer loans based on payment activity as of June 30, 2025 and December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2025
Consumer mortgage:
Performing	$10,115	$24,842	$27,461	$30,832	$30,573	$58,245	$—	$—	$182,068
Nonperforming	—	—	199	355	—	160	—	—	714
Total	$10,115	$24,842	$27,660	$31,187	$30,573	$58,405	$—	$—	$182,782
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Construction:
Performing	$1,798	$7,579	$173	$577	$149	$60	$—	$—	$10,336
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$1,798	$7,579	$173	$577	$149	$60	$—	$—	$10,336
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$47,807	$99	$47,906
Nonperforming	—	—	—	—	—	—	68	—	68
Total	$—	$—	$—	$—	$—	$—	$47,875	$99	$47,974
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$2,796	$2,836	$2,390	$1,136	$341	$213	$52	$—	$9,764
Nonperforming	—	—	18	2	2	32	—	—	54
Total	$2,796	$2,836	$2,408	$1,138	$343	$245	$52	$—	$9,818
YTD gross charge-offs	$13	$4	$3	$2	$1	$2	$—	$—	$25
Consumer indirect:
Performing	$250	$608	$504	$793	$474	$2,077	$—	$—	$4,706
Nonperforming	—	—	15	—	—	52	—	—	67
Total	$250	$608	$519	$793	$474	$2,129	$—	$—	$4,773
YTD gross charge-offs	$—	$—	$—	$—	$—	$8	$—	$—	$8
Total
Performing	$14,959	$35,865	$30,528	$33,338	$31,537	$60,595	$47,859	$99	$254,780
Nonperforming	—	—	232	357	2	244	68	—	903
Total	$14,959	$35,865	$30,760	$33,695	$31,539	$60,839	$47,927	$99	$255,683
YTD consumer gross charge-offs	$13	$4	$3	$2	$1	$10	$—	$—	$33

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

Consumer mortgages are substantially secured by one to four family owner occupied properties and consumer indirect loans are substantially secured by recreational vehicles. All nonperforming consumer loans are evaluated when placed on nonaccrual status and may be charged down based on the collateral fair value less cost to sell if that value is lower than the outstanding balance. As of June 30, 2025 there were two loans secured by consumer real estate totaling $168 thousand in process of foreclosure.

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

There were no modifications of loans to borrowers in financial distress completed during the three and six months ended June 30, 2025 and 2024.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	June 30,	December 31,
(Dollars in thousands)	2025	2024
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$22,426	$25,745
Repurchase agreements	22,364	25,683

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of June 30, 2025 and December 31, 2024 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities or identical securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes and are not included in the table below.

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2025
Assets:
Securities available-for-sale
U.S. Treasury securities	$—	$3,496	$—	$3,496
U.S. Government agencies	—	5,818	—	5,818
Mortgage-backed securities of government agencies	—	63,647	—	63,647
Asset-backed securities of government agencies	—	369	—	369
State and political subdivisions	—	14,444	—	14,444
Corporate bonds	—	22,293	—	22,293
Total available-for-sale securities	$—	$110,067	$—	$110,067
Equity securities	$227	$—	$—	$227

December 31, 2024
Assets:
Securities available-for-sale
U.S. Treasury securities	$—	$13,414	$—	$13,414
U.S. Government agencies	—	5,698	—	5,698
Mortgage-backed securities of government agencies	—	62,698	—	62,698
Asset-backed securities of government agencies	—	398	—	398
State and political subdivisions	—	14,246	—	14,246
Corporate bonds	—	28,980	—	28,980
Total available-for-sale securities	$—	$125,434	$—	$125,434
Equity securities	$221	$—	$—	$221

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheet at their fair value as of June 30, 2025 and December 31, 2024, by level within the fair value hierarchy.

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2025
Individually evaluated collateral dependent loans recorded at fair value:
Commercial and industrial	$—	$—	$60	$60
Commercial real estate	—	—	200	200
Total individually evaluated collateral dependent loans recorded at fair value:	$—	$—	$260	$260

December 31, 2024
Individually evaluated collateral dependent loans recorded at fair value:
Commercial and industrial	$—	$—	$413	$413
Commercial real estate	—	—	501	501
Total individually evaluated collateral dependent loans recorded at fair value:	$—	$—	$914	$914

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments carried at amortized cost as of June 30, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
June 30, 2025
Financial assets
Securities held-to-maturity	$195,048	$—	$169,744	$—	$169,744
Net loans	779,819	—	—	747,016	747,016
Mortgage servicing rights	631	—	—	631	631
Financial liabilities
Deposits	$1,089,344	$832,252	$—	$258,946	$1,091,198
Other borrowings	965	—	—	865	865

December 31, 2024
Financial assets
Securities held-to-maturity	$204,309	$—	$172,603	$—	$172,603
Loans held for sale	$283	$290	$—	$—	$290
Net loans	730,046	—	—	691,816	691,816
Mortgage servicing rights	621	—	—	621	621
Financial liabilities
Deposits	$1,044,887	$801,634	$—	$242,413	$1,044,047
Other borrowings	1,266	—	—	1,111	1,111

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a Level I fair value that approximates their carrying value. The Company also has unrecognized financial instruments on June 30, 2025 and December 31, 2024, related to commitments to extend credit and letters of credit. The aggregate contract amount of such financial instruments was approximately $290 million on June 30, 2025 and $289 million on December 31, 2024.

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

Note 7- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three and six months ended June 30, 2025 and 2024:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three Months Ended June 30, 2025
Balance, beginning of period	$(9,052)	$1,901	(7,151)
Unrealized holding gain on available-for-sale securities arising during the period	985	(207)	778
Amortization of held-to-maturity discount resulting from transfer	41	(9)	32
Total other comprehensive income	1,026	(215)	811
Balance, end of period	$(8,026)	$1,686	$(6,340)

Six Months Ended June 30, 2025
Balance, beginning of period	$(10,657)	$2,237	$(8,420)
Unrealized holding gain on available-for-sale securities arising during the period	2,550	(535)	2,016
Amortization of held-to-maturity discount resulting from transfer	81	(16)	65
Total other comprehensive income	2,631	(551)	2,080
Balance, end of period	$(8,026)	$1,686	$(6,340)

Three Months Ended June 30, 2024
Balance, beginning of period	$(13,102)	$2,751	$(10,351)
Unrealized holding gain on available-for-sale securities arising during the period	291	(61)	230
Amortization of held-to-maturity discount resulting from transfer	46	(10)	36
Total other comprehensive income	337	(71)	266
Balance, end of period	$(12,765)	$2,680	$(10,085)

Six Months Ended June 30, 2024
Balance, beginning of period	$(12,999)	$2,729	$(10,270)
Unrealized holding gain on available-for-sale securities arising during the period	147	(31)	116
Amortization of held-to-maturity discount resulting from transfer	87	(18)	69
Total other comprehensive income	234	(49)	185
Balance, end of period	$(12,765)	$2,680	$(10,085)

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company on June 30, 2025 as compared to December 31, 2024, and the consolidated results of operations for the three and six months ended June 30, 2025 compared to the same period in 2024. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets increased $46 million to $1.23 billion at June 30, 2025 compared to $1.19 billion at December 31, 2024. During the six months ended June 30, 2025, securities decreased $25 million, net loans increased $50 million, and cash and cash equivalents increased $22 million. Deposits and short-term borrowings increased $41 million.

Net loans increased $50 million, or 7%, as commercial and commercial real estate loans increased $52 million, or 12%, compared to December 31, 2024 and residential real estate loans increased $5 million, or 3%, from December 31, 2024. Construction loans decreased $10 million, or 15%, from December 31, 2024. Consumer refinance activity remains slow on mortgage loans, while home purchase activity remains stable despite limited inventory, and home equity line balances increased by $3 million. Residential mortgage loan originations, including home equity lines, for the six months ended June 30, 2025 totaled $32 million, an increase from $22 million in mortgage originations during the six months ended June 30, 2024. Mortgage loan originations sold into the secondary market increased slightly to $4 million from $3 million, respectively during the six months ended June 30, 2025 and June 30, 2024. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

The allowance for credit losses for loans increased $656 thousand from December 31, 2024 to $8 million. The increase in the allowance was primarily due to the volume increase in loans originated. Net charge-offs were $391 thousand, or an annualized 0.10% of average loans, in the current six-month period compared to net charge-offs of $320 thousand, or 0.09% of average loans in the year-ago six-month period. At June 30, 2025, the allowance for credit losses to total loans was 1.05%. We believe the allowance level is appropriate given the level of problem loans and composition of the overall loan portfolio in the current economic environment.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming loans decreased $348 thousand to $1.4 million, or 0.17%, of total loans from $1.7 million, or 0.23% of total loans, on December 31, 2024. For the six months ended June 30, 2025, $437 thousand in loans were placed on nonaccrual status, $284 thousand in paydowns were received, and $370 thousand in loans were charged-off due to non-payment.

	June 30,	December 31,	June 30,
(Dollars in thousands)	2025	2024	2024
Non-performing loans	$1,357	$1,705	$6,683
Other real estate	—	—	—
Repossessed assets	—	14	—
Allowance for credit losses	8,251	7,595	10,587
Total loans	788,070	737,641	721,916
Allowance for credit losses as a percentage of total loans	1.05%	1.03%	1.47%
Allowance for credit losses to total nonperforming loans	608%	445%	158%

The ratio of gross loans to deposits was 72% and 71% at June 30, 2025 and December 31, 2024.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $32 million within the available-for-sale and held-to-maturity portfolios as of June 30, 2025, was primarily the result of current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. As a result, all embedded security losses on June 30, 2025, are considered temporary and no allowance for credit loss is necessary.

The weighted average life of total debt securities was 5.45 years at June 30, 2025 as compared to 5.14 years at December 31, 2024. If interest rates declined 100 basis points, the weighted average life was estimated to fall to 5.13 years at June 30, 2025. If interest rates rose 100 basis points the weighted average life would be expected to increase to 5.73 years at June 30, 2025.

Deposits increased $44 million, or 4%, from December 31, 2024 with noninterest-bearing deposits increasing approximately $1 million, or less than 1%, and interest-bearing deposit accounts increasing approximately $43 million, or 6%. Total deposits as of June 30, 2025 are $1.1 billion, or 6%, above June 30, 2024 deposit balances. On a year over year comparison, increases were recognized in noninterest-bearing demand deposits of $5 million, savings accounts of $5 million, interest bearing demand accounts of $22 million, and time deposits of $34 million. Decreases were recognized in money market accounts of $244 thousand. Deposits have increased as customers move funds into interest bearing demand accounts and time certificates of deposit to take advantage of higher interest rates in those products. The estimated amount of uninsured deposits was $266 million, $244 million, and $249 million as of June 30, 2025, December 31, 2024, and June 30, 2024, respectively.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $3 million, or 13%, to $22 million at June 30, 2025 as compared to December 31, 2024 as customers moved money into higher interest rate money market and time deposit accounts. Other borrowings decreased $301 thousand as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $122 million, or 9.8%, of total assets at June 30, 2025, an increase of $6.8 million, or 6%, from $115 million at December 31, 2024. The increase in shareholders’ equity during the six months ended June 30, 2025 was due to net income of $7.3 million, other comprehensive income of $2.1 million, less cash dividends of $2.1 million, and treasury stock repurchases of $436 thousand. Total accumulated other comprehensive loss ("AOCL") decreased during the six months ended June 30, 2025 due to decreases in interest rates and improvements in pricing in government agency and corporate bonds as AFS securities are marked to fair value. This remaining unrealized loss in securities is temporary and is adjusted monthly for additional interest rate fluctuations, principal paydowns, calls, and maturities. The Company and the Bank met all regulatory capital requirements at June 30, 2025 as shown in the Capital Resources section of this report.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended June 30, 2025 and 2024

For the quarters ended June 30, 2025 and 2024, the Company recorded net income of $3.7 million and $1.6 million and $1.41 and $0.61 per share, respectively. The $2.1 million increase in net income for the period was primarily the result of a reduced provision for credit losses and off-balance sheet commitments of $614 thousand compared to the provision for credit losses in the prior year period of $2.9 million. Additionally, an increase of $1.4 million in net interest income and $36 thousand increase in noninterest income is partially offset by a $1.1 million increase in noninterest expenses. The federal income tax provision increased $555 thousand. Pre-provision net revenue ("PPNR"), (a non-GAAP measure), totaled $5.2 million for the quarter ended June 30, 2025, an increase of $392 thousand, or 8.1%, from the prior year's second quarter.

Return on average assets and return on average equity were 1.23% and 12.48%, respectively, for the three-month period of 2025, compared to 0.56% and 5.89%, respectively for the same quarter in 2024.

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Federal Funds Sold	$393	$4	4.08%	$446	$6	5.41%
Interest-earning deposits in other banks	60,529	674	4.47	26,903	373	5.58
Taxable securities	296,305	1,678	2.27	334,253	1,817	2.19
Tax-exempt securities [4]	16,786	95	2.28	18,999	112	2.37
Loans [3,4]	779,664	11,508	5.92	717,105	10,229	5.74
Total interest-earning assets	1,153,677	13,959	4.85%	1,097,706	12,537	4.59%
Noninterest-earning assets	66,629			63,827
TOTAL ASSETS	$1,220,306			$1,161,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$230,267	$429	0.75%	$220,741	$493	0.90%
Savings deposits	308,601	695	0.90	301,549	827	1.10
Time deposits	255,754	2,392	3.75	217,003	2,169	4.02
Borrowed funds	25,377	67	1.06	29,134	89	1.23
Total interest-bearing liabilities	819,999	3,583	1.75%	768,427	3,578	1.87%
Noninterest-bearing demand deposits	275,514			277,276
Other liabilities	5,014			5,611
Shareholders' Equity	119,779			110,219
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,220,306			$1,161,533
Taxable equivalent net interest income, (Non-GAAP)		$10,376			$8,959
Tax equivalent adjustment [4]		(31)			(34)
Net interest income, (GAAP)		$10,345			$8,925
Net interest margin, (GAAP)			3.60%			3.27%
Tax equivalent adjustment [4]			0.01			0.01
Net interest margin-taxable equivalent, (Non-GAAP)			3.61%			3.28%
Taxable equivalent net interest spread			3.10%			2.72%

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the quarter ended June 30, 2025, was $13.9 million representing a $1.4 million, or 11% increase, compared to the same period in 2024. This increase was primarily due to higher average balances of loans and interest-earning deposits in other banks. These increases were partially offset by the volume decreases in taxable securities over the comparable period. Rates on average interest-earning deposits in other banks decreased 111 basis points, while loan rates rose 18 basis points, and taxable securities' interest rates increased 8 basis points for the quarter ended June 30, 2025 as compared to the same period in 2024. Interest expense for the quarter ended June 30, 2025 was $3.6 million, an increase of $5 thousand, or less than 1%, from the same quarter in 2024. The increase in interest expense occurred primarily due to volume increases in time deposit accounts during the quarter ended June 30, 2025.

For the quarter ended June 30, 2025, the bank recognized net charge-offs of $362 thousand, compared to $246 thousand net charge-offs for the same quarter in 2024. The provision for credit losses on loans in the current quarter of $639 thousand, compared to a provision of $3.7 million in the same quarter ended 2024. The company recorded a $25 thousand recovery for credit loss expense on off-balance commitments in the second quarter 2025 compared to a $808 thousand recovery in the same quarter of 2024. The quarter increase results primarily from the increase in loan volume during second quarter 2025.

Economic indicators reflect somewhat flat business activity with uncertainty related to trade policies and national unemployment rates just above 4%. The provision for credit losses is determined based on management’s calculation of the adequacy of the allowance for credit losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income increased $36 thousand, or 2%, compared to the second quarter of 2024. The increase was primarily the result of a $35 thousand increase in earnings on bank owned life insurance, a $29 thousand increase in unrealized gain on equity securities, and a $22 thousand increase in debit card interchange fees. These increases were partially offset by decreases of $19 thousand in loss on sale of other assets, $16 thousand decrease in other income, and a $15 thousand decrease in trust services.

Noninterest expense increased $1.1 million, or 18%, from the second quarter 2024. Salary and employee benefit costs increased $865 thousand, or 28%, compared to the prior year quarter with increases in base salary, retirement, and incentive compensation. Occupancy expense costs increased $58 thousand, or 20%, with increases in heating system and elevator repairs. Software expense increased $27 thousand, or 7%, state financial institutions tax increased $17 thousand, or 8%, due to the increase in capital. Professional and director fees decreased $45 thousand, or 10%. The Company’s second quarter efficiency ratio increased to 56.6% compared to 54.2% in the prior year.

Federal income tax expense increased $555 thousand, or 159%, for the quarter ended June 30, 2025 as compared to the second quarter 2024. The provision for income taxes was $903 thousand (effective rate of 19.5%) for the quarter ended June 30, 2025, compared to $348 thousand (effective rate of 17.7%) for the same quarter ended 2024.

RESULTS OF OPERATIONS

Six months ended June 30, 2025, and 2024

For the six months ended June 30, 2025, and 2024, the Company recorded net income of $7.3 million and $4.5 million and $2.78 and $1.71 per share, respectively. The $3 million increase in net income for the six-month period was primarily the result of the provision for credit losses and off-balance sheet commitments of $1 million compared to the provision for credit losses in the prior year period of $4 million, and a $2 million increase to net interest income. The increase to net income was partially offset by an increase in noninterest expense of $1 million and a decrease of $40 thousand in noninterest income.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The federal income tax provision was $740 thousand higher during the six-month period in 2025 than in 2024. Return on average assets and return on average equity were 1.22% and 12.53%, respectively, for the six months ended June 30, 2025, compared to 0.79% and 8.35%, respectively for the same period in 2024.

	For the Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Federal Funds Sold	$390	$8	4.14%	$384	$10	5.24%
Interest-earning deposits in other banks	54,417	1,206	4.47	27,148	738	5.47
Taxable securities	303,219	3,474	2.31	339,933	3,707	2.19
Tax-exempt securities [4]	16,787	191	2.29	19,041	223	2.36
Loans [3,4]	767,830	22,393	5.88	711,199	20,457	5.78
Total interest-earning assets	1,142,643	27,272	4.81%	1,097,705	25,135	4.60%
Noninterest-earning assets	66,486			63,401
TOTAL ASSETS	$1,209,129			$1,161,106

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$220,567	$787	0.72%	$226,224	$1,056	0.94%
Savings deposits	310,333	1,424	0.93	299,337	1,608	1.08
Time deposits	253,072	4,832	3.85	209,852	4,125	3.95
Borrowed funds	26,509	141	1.07	32,092	197	1.23
Total interest-bearing liabilities	810,481	7,184	1.79%	767,505	6,986	1.83%
Noninterest-bearing demand deposits	275,423			278,244
Other liabilities	5,050			5,829
Shareholders' Equity	118,175			109,528
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,209,129			$1,161,106
Taxable equivalent net interest income, (Non-GAAP)		$20,088			$18,149
Tax equivalent adjustment [4]		(62)			(76)
Net interest income, (GAAP)		$20,026			$18,073
Net interest margin, (GAAP)			3.54%			3.31%
Tax equivalent adjustment [4]			0.01			0.01
Net interest margin-taxable equivalent, (Non-GAAP)			3.55%			3.32%
Taxable equivalent net interest spread			3.02%			2.77%

Interest income for the six months ended June 30, 2025, was $27 million representing a $2 million increase, or 9%, compared to the same period in 2024. This increase was primarily due to volume and yield increases on loans for the period ended June 30, 2025, as compared to the same period in 2024. Interest expense for the six months ended June 30, 2025, was $7 million, an increase of $197 thousand, or 3%, from the same period in 2024.

For the six months ended June 30, 2025, the provision for credit losses and off-balance sheet commitments was $1 million, compared to $4 million for the same period in 2024. For more discussion see Results of Operations, three months. The provision for credit losses is determined based on management’s calculation of the adequacy of the allowance for credit losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest income for the six months ended June 30, 2025, was $3.5 million, a decrease of $40 thousand, or 1%, compared to the same period in 2024. Earnings on bank owned life insurance policies increased $63 thousand for the period. Unrealized gain on equity securities increased $35 thousand, or 121%. Debit card interchange income increased $30 thousand, or 3%. The gain on the sale of mortgage loans to the secondary market increased $21 thousand to $130 thousand for the six months ended June 30, 2025, as improved pricing for smaller balance mortgage loans attracted buyers and some mortgage loan refinancing. Service charges on deposit accounts increased $21 thousand, or 4%, compared to the same period in 2024 primarily from increases in monthly service fees. Fees from trust and brokerage services decreased $131 thousand for the period due to a one time fee collected in the first quarter of 2024. Credit card fee income decreased $21 thousand, or 7%.

Noninterest expenses for the six months ended June 30, 2025, increased $1.4 million, or 12%, compared to the same period in 2024. Salaries and employee benefits increased $1.1 million, or 17%, a result of increased incentive accruals and filled open positions. Debit card expense increased $27 thousand, or 7%, primarily due to processing increases. Professional and director fees increased $36 thousand for the six months ended June 30, 2025, as compared to the same period in 2024. Financial institutions tax increased $31 thousand, or 7%, based on increased capital. Occupancy and equipment expenses increased $131 thousand over the same period in 2024 with an increase in maintenance and snow removal expense. FDIC assessment increased $21 thousand, or 8%.

Federal income tax expense increased $740 thousand, or 71%, for the six months ended June 30, 2025, as compared to the same period in 2024. The provision for income taxes was $2 million (effective rate of 19.5%) for the six months ended June 30, 2025, compared to $1 million (effective rate of 18.6%) for the same period ended 2024.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 9.5% at June 30, 2025 compared with 9.3% at December 31, 2024.

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. As of June 30, 2025, the Company and the Bank met all capital adequacy requirements to which they were subject.

	Capital Ratios
	June 30, 2025	December 31, 2024
Total Capital To Risk Weighted Assets Ratio
Consolidated	16.4%	16.4%
Bank	16.2	16.3

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	15.3	15.3
Bank	15.2	15.2

Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	15.3	15.3
Bank	15.2	15.2

Tier 1 Leverage Ratio
Consolidated	10.1	9.7
Bank	10.0	9.7

LIQUIDITY

(Dollars in thousands)	June 30, 2025	December 31, 2024	Change
Cash and cash equivalents	$95,290	$73,509	$21,781
Available from FHLB	130,301	126,334	3,967
Unpledged AFS securities at fair market value	107,924	123,155	(15,231)
	$333,515	$322,998	$10,517
Net deposits and short-term liabilities	$1,109,664	$1,068,413	$41,251
Liquidity ratio	30.1%	30.2%	(0.1)%
Minimum board approved liquidity ratio	20.0%	20.0%

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

The weighted average number of common shares outstanding for earnings per share computations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Net income	$3,727	$1,615	$7,343	$4,548
Weighted average common shares outstanding	2,639,244	2,664,485	2,641,879	2,664,879
Earnings per share, basic and diluted	$1.41	$0.61	$2.78	$1.71

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ohio's unemployment rate continues to rise slightly to 4.9% in June 2025 which was up from 4.4% in December 2024. Holmes County, where the bank is headquartered, is reporting an unemployment rate of 3.8% in June 2025. Of the counties within the bank's footprint, Stark County reported the highest unemployment rate at 5.1%, while Tuscarawas, Wayne, and Medina Counties posted unemployment rates of 4.7%, 4.6% and 4.2% respectively in June 2025. The rate of inflation, as measured by the Consumer Price Index, decreased to 2.7% on a year over year basis at June 2025, following average inflation rates of 2.9% in 2024, 4.1% in 2023 and 8.0% in 2022. The rate continues to be above the Federal Reserve target rate of 2%. The Federal Reserve reduced the federal funds target rate in 2024 by 1% to a range of 4.25% to 4.50%.

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

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -400 through +400 basis point changes, in 100 basis point increments, in market interest rates at June 30, 2025 and December 31, 2024. The net interest income reflected is for the first twelve-month period of the modeled twenty-four-month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

June 30, 2025
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+ 400	$45,137	$656	1.5%	± 25%
+ 300	44,969	488	1.1	± 15
+ 200	44,809	328	0.7	± 10
+ 100	44,646	165	0.4	± 5
0	44,481	—	—
– 100	44,258	(223)	(0.5)	± 5
– 200	43,926	(555)	(1.2)	± 10
– 300	43,455	(1,026)	(2.3)	± 15
– 400	43,022	(1,459)	(3.3)	± 25

December 31, 2024
+ 400	$42,231	$1,333	3.3%	± 25%
+ 300	41,902	1,004	2.5	± 15
+ 200	41,571	673	1.7	± 10
+ 100	41,237	339	0.9	± 5
0	40,898	—	—
– 100	40,432	(466)	(1.1)	± 5
– 200	40,089	(809)	(2.0)	± 10
– 300	39,553	(1,345)	(3.3)	± 15
– 400	38,988	(1,910)	(4.7)	± 25

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

QUARTER ENDED JUNE 30, 2025

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A - RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)
Not applicable
(b)
Not applicable
(c)
The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2025:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
April 1, 2025 - April 30, 2025	2,591	40.99	2,591	33,724
May 1, 2025 - May 31, 2025	35	41.10	35	33,689
June 1, 2025 - June 30, 2025	—	—	—	33,689
Total for quarter	2,626		2,626	33,689

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2025

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	August 11, 2025	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	August 11, 2025	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer