Form 10-Q
period 2025-09-30
CSB Bancorp, Inc.
filed 2025-11-12
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 1, 2025, the registrant had 2,629,226 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2025

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share data)	2025	2024
ASSETS
Cash and cash equivalents
Cash and due from banks	$20,069	$21,287
Interest-earning deposits in other banks	60,408	52,222
Federal funds sold	330	—
Total cash and cash equivalents	80,807	73,509
Securities
Available-for-sale, at fair value	115,795	125,434
Held-to-maturity; fair value of $166,654 in 2025 and $172,603 in 2024 ($0 credit loss allowance for 2025 and 2024)	190,027	204,309
Equity securities	269	266
Restricted stock, at cost	1,520	1,520
Total securities	307,611	331,529
Loans held for sale	384	283
Loans	810,048	737,641
Less allowance for credit losses	8,720	7,595
Net loans	801,328	730,046
Premises and equipment, net	13,716	14,069
Bank-owned life insurance	30,899	28,225
Goodwill	4,728	4,728
Accrued interest receivable and other assets	8,884	9,111
TOTAL ASSETS	$1,248,357	$1,191,500

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$277,838	$281,358
Interest-bearing	818,758	763,529
Total deposits	1,096,596	1,044,887
Short-term borrowings	20,304	25,683
Other borrowings	941	1,266
Allowance for credit losses on off-balance sheet commitments	514	524
Accrued interest payable and other liabilities	4,812	4,305
TOTAL LIABILITIES	1,123,167	1,076,665
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,632,498 shares in 2025 and 2,650,089 in 2024	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	111,380	103,105
Treasury stock at cost: 348,104 shares in 2025 and 330,513 shares in 2024	(9,020)	(8,294)
Accumulated other comprehensive loss	(5,614)	(8,420)
TOTAL SHAREHOLDERS' EQUITY	125,190	114,835
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,248,357	$1,191,500

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Loans, including fees	$12,117	$10,531	$34,489	$30,959
Taxable securities	1,695	1,782	5,168	5,489
Nontaxable securities	73	88	223	264
Other	829	789	2,043	1,537
Total interest and dividend income	14,714	13,190	41,923	38,249
INTEREST EXPENSE
Deposits	3,715	3,898	10,757	10,687
Short-term borrowings	57	71	186	252
Other borrowings	4	7	16	23
Total interest expense	3,776	3,976	10,959	10,962
NET INTEREST INCOME	10,938	9,214	30,964	27,287
CREDIT LOSS EXPENSE
Provision for credit loss expense - loans	480	645	1,527	4,945
Provision for (recovery of) credit loss expense - off-balance sheet commitments	21	55	(10)	(204)
Total provision for credit loss expense	501	700	1,517	4,741
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	10,437	8,514	29,447	22,546
NONINTEREST INCOME
Service charges on deposit accounts	310	301	902	872
Trust services	294	274	840	951
Debit card interchange fees	563	535	1,628	1,570
Credit card fees	182	162	483	484
Gain on sale of loans, net	65	106	195	215
Earnings on bank owned life insurance	229	203	674	585
Unrealized (loss) gain on equity securities	(4)	17	2	(12)
Other income	227	211	615	657
Total noninterest income	1,866	1,809	5,339	5,322
NONINTEREST EXPENSES
Salaries and employee benefits	4,109	3,656	11,727	10,181
Occupancy expense	323	295	1,031	872
Equipment expense	200	224	629	649
Professional and director fees	502	391	1,307	1,160
Financial institutions tax	226	216	689	648
Marketing and public relations	155	162	414	432
Software expense	498	421	1,342	1,263
Debit card expense	208	186	617	568
FDIC insurance expense	135	132	420	396
Other expenses	777	739	2,316	2,209
Total noninterest expenses	7,133	6,422	20,492	18,378
Income before income taxes	5,170	3,901	14,294	9,490
FEDERAL INCOME TAX PROVISION	1,019	756	2,800	1,797
NET INCOME	$4,151	$3,145	$11,494	$7,693
Basic and diluted net earnings per share	$1.57	$1.18	$4.35	$2.89

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$4,151	$3,145	$11,494	$7,693
Other comprehensive income
Unrealized gain on available-for-sale securities arising during the period	876	3,409	3,426	3,556
Amortization of held-to-maturity discount resulting from transfer	44	48	125	135
Income tax effect at 21%	(194)	(726)	(745)	(775)
Other comprehensive income	726	2,731	2,806	2,916
Total comprehensive income	$4,877	$5,876	$14,300	$10,609

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Three Months Ended September 30, 2025
Balance at beginning of period	$18,629	$9,815	$108,309	$(8,730)	$(6,340)	$121,683
Net income	—	—	4,151	—	—	4,151
Other comprehensive income	—	—	—	—	726	726
Purchase of 6,423 treasury shares	—	—	—	(290)	—	(290)
Cash dividends declared, $0.41 per share	—	—	(1,080)	—	—	(1,080)
Balance at September 30, 2025	$18,629	$9,815	$111,380	$(9,020)	$(5,614)	$125,190
Nine Months Ended September 30, 2025
Balance at December 31, 2024	$18,629	$9,815	$103,105	$(8,294)	$(8,420)	$114,835
Net income	—	—	11,494	—	—	11,494
Other comprehensive income	—	—	—	—	2,806	2,806
Purchase of 17,591 treasury shares	—	—	—	(726)	—	(726)
Cash dividends declared, $1.22 per share	—	—	(3,219)	—	—	(3,219)
Balance at September 30, 2025	$18,629	$9,815	$111,380	$(9,020)	$(5,614)	$125,190
Three Months Ended September 30, 2024
Balance at beginning of period	$18,629	$9,815	$99,766	$(7,757)	$(10,085)	$110,368
Net income	—	—	3,145	—	—	3,145
Other comprehensive income	—	—	—	—	2,731	2,731
Purchase of 4,600 treasury shares	—	—	—	(172)	—	(172)
Cash dividends declared, $0.40 per share	—	—	(1,064)	—	—	(1,064)
Balance at September 30, 2024	$18,629	$9,815	$101,847	$(7,929)	$(7,354)	$115,008
Nine Months Ended September 30, 2024
Balance at December 31, 2023	$18,629	$9,815	$97,297	$(7,532)	$(10,270)	$107,939
Net income	—	—	7,693	—	—	7,693
Other comprehensive income	—	—	—	—	2,916	2,916
Purchase of 10,614 treasury shares	—	—	—	(397)	—	(397)
Cash dividends declared, $1.18 per share	—	—	(3,143)	—	—	(3,143)
Balance at September 30, 2024	$18,629	$9,815	$101,847	$(7,929)	$(7,354)	$115,008

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
NET CASH PROVIDED BY OPERATING ACTIVITIES	$13,302	$8,934
INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	33,031	17,497
Proceeds from repayments, held-to-maturity	14,191	14,529
Purchases, available-for-sale	(20,183)	(5,889)
Redemption of FHLB stock	—	15
Loan originations, net	(72,754)	(22,279)
Property, equipment, and software acquisitions	(349)	(1,728)
Purchase of bank-owned life insurance	(2,000)	(2,000)
Net cash (used in) provided by investing activities	(48,064)	145
FINANCING ACTIVITIES
Net increase in deposits	51,709	43,104
Net change in short-term borrowings	(5,379)	(16,619)
Repayment of other borrowings	(325)	(458)
Cash dividends paid	(3,219)	(3,143)
Purchase of treasury shares	(726)	(397)
Net cash provided by financing activities	42,060	22,487
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,298	31,566
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	73,509	64,077
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80,807	$95,643
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$10,998	$10,865
Income taxes	2,500	2,775

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2025, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2024, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements. The results of operations for the period ended September 30, 2025 are not necessarily indicative of the operating results for the full year or any future interim period.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for public business entities for annual periods beginning after December 15, 2024, and for annual periods beginning after December 15, 2025, for all other entities. The Company adopted the new disclosures for the annual periods beginning on January 1, 2025. The Company will include the applicable and relevant required disclosures in the Income Taxes footnote in the Form 10-K for the year ending December 31, 2025.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consisted of the following on September 30, 2025 and December 31, 2024:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2025
Available-for-sale
U.S. Treasury securities	$5,015	$5	$—	$—	$5,020
U.S. Government agencies	6,000	—	(118)	—	5,882
Mortgage-backed securities of government agencies	75,631	228	(5,065)	—	70,794
Asset-backed securities of government agencies	368	—	(9)	—	359
State and political subdivisions	14,520	—	(435)	—	14,085
Corporate bonds	20,137	19	(501)	—	19,655
Total available-for-sale	121,671	252	(6,128)	—	115,795
Held-to-maturity
U.S. Treasury securities	7,888	—	(364)	—	7,524
Mortgage-backed securities of government agencies	179,644	6	(22,906)	—	156,744
State and political subdivisions	2,495	—	(109)	—	2,386
Total held-to-maturity	190,027	6	(23,379)	—	166,654
Equity securities	185	84	—	—	269
Restricted stock	1,520	—	—	—	1,520
Total securities	$313,403	$342	$(29,507)	$—	$284,238
December 31, 2024
Available-for-sale
U.S. Treasury securities	$13,487	$8	$(81)	$—	$13,414
U.S. Government agencies	6,000	—	(302)	—	5,698
Mortgage-backed securities of government agencies	69,746	30	(7,078)	—	62,698
Asset-backed securities of government agencies	404	—	(6)	—	398
State and political subdivisions	15,051	—	(805)	—	14,246
Corporate bonds	30,048	5	(1,073)	—	28,980
Total available-for-sale	134,736	43	(9,345)	—	125,434
Held-to-maturity
U.S. Treasury securities	7,854	—	(621)	—	7,233
Mortgage-backed securities of government agencies	193,937	—	(30,862)	—	163,075
State and political subdivisions	2,518	—	(223)	—	2,295
Total held-to-maturity	204,309	—	(31,706)	—	172,603
Equity securities	185	81	—	—	266
Restricted stock	1,520	—	—	—	1,520
Total securities	$340,750	$124	$(41,051)	$—	$299,823

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The amortized cost and fair value of debt securities on September 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$7,507	$7,490
Due after one through five years	28,807	28,410
Due after five through ten years	14,109	13,196
Due after ten years	71,248	66,699
Total debt securities available-for-sale	$121,671	$115,795
Held-to-maturity
Due in one year or less	$2,498	$2,492
Due after one through five years	3,305	3,193
Due after five through ten years	4,665	4,310
Due after ten years	179,559	156,659
Total debt securities held-to-maturity	$190,027	$166,654

Securities with a fair value of approximately $129 million were pledged on September 30, 2025 and December 31, 2024, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $1.0 million on September 30, 2025 and December 31, 2024. Federal Reserve Bank stock was $471 thousand on September 30, 2025 and December 31, 2024.

There were no proceeds from sales of securities for the three and nine-month periods ended September 30, 2025 and 2024. All gains and losses recognized on equity securities during the three and nine-month periods were unrealized.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The following table presents gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, on September 30, 2025 and December 31, 2024:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2025
Available-for-sale
U.S. Government agencies	$—	$—	$(118)	$5,882	$(118)	$5,882
Mortgage-backed securities of government agencies	(15)	1,816	(5,050)	39,836	(5,065)	41,652
Asset-backed securities of government agencies	—	—	(9)	359	(9)	359
State and political subdivisions	—	—	(435)	11,280	(435)	11,280
Corporate bonds	—	—	(501)	15,399	(501)	15,399
Total temporarily impaired	$(15)	$1,816	$(6,113)	$72,756	$(6,128)	$74,572

December 31, 2024
Available-for-sale
U.S. Treasury securities	$—	$—	$(81)	$8,949	$(81)	$8,949
U.S. Government agencies	—	—	(302)	5,698	(302)	5,698
Mortgage-backed securities of government agencies	(88)	12,944	(6,990)	45,063	(7,078)	58,007
Asset-backed securities of government agencies	—	—	(6)	398	(6)	398
State and political subdivisions	(19)	1,446	(786)	12,800	(805)	14,246
Corporate bonds	—	—	(1,073)	27,473	(1,073)	27,473
Total temporarily impaired	$(107)	$14,390	$(9,238)	$100,381	$(9,345)	$114,771

There were 98 securities in an unrealized loss position on September 30, 2025, 94 of which were in a continuous loss position for twelve (12) months or more. Each quarter the Company conducts a comprehensive security-level impairment assessment on the securities portfolio. Management believes the Company will fully recover the cost of these securities. Unrealized losses on the Company’s fixed-rate debt securities are a result of interest rate increases. U.S. Treasury securities and investments in securities of U.S. government sponsored agency bonds comprise $73 million of total AFS securities. The remaining $37 million of non-agency debt securities is made up of Corporate Bonds and debt securities to State and Political Subdivisions. For non-agency debt securities, the Company verified the current credit ratings remain above investment grade. Non-rated debt securities total $10 million. Annually, management reviews the credit profile of each non-rated issue and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and, therefore, no allowance for credit losses has been recorded. Management believes the value will recover as the securities approach maturity or market interest rates change.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The Bank monitors the credit quality of held-to-maturity debt securities primarily through utilizing their credit rating. The Bank monitors the credit rating on a quarterly basis. There are no nonperforming held-to-maturity securities. As of September 30, 2025, no ACL was required for any held-to-maturity security. The majority of the securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Bank. The following table summarizes the amortized cost of held-to maturity debt securities at September 30, 2025 and December 31, 2024, aggregated by credit quality indicator:

(Dollars in thousands)	U.S. Treasury securities	Mortgage- backed securities of government agencies	State and political subdivisions
September 30, 2025
Credit rating:
AAA / AA / A	$7,888	$179,644	$2,495
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$7,888	$179,644	$2,495

December 31, 2024
Credit rating:
AAA / AA / A	$7,854	$193,937	$2,518
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$7,854	$193,937	$2,518

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consisted of the following on September 30, 2025 and December 31, 2024:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Commercial and industrial	$150,499	$144,376
Commercial real estate	245,454	190,514
Commercial lessors of buildings	110,605	101,168
Construction	47,767	64,262
Consumer mortgage	191,677	177,578
Home equity line of credit	50,021	44,971
Consumer installment	9,453	9,645
Consumer indirect	4,667	5,276
Total loans	810,143	737,790
Allowance for credit losses	(8,720)	(7,595)
Deferred loan fees, net	(95)	(149)
Net Loans	$801,328	$730,046

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

The top ten collateral exposures in commercial real estate and commercial lessors of buildings at September 30, 2025 are as follows: Industrial, manufacturing and production $73 million; warehouse $41 million: healthcare facilities $39 million; residential investment property $31 million; animal feed production $20 million; auto repair $19 million; hotels $19 million; retail strip center $19 million; retail stores $17 million; senior housing $12 million.

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

Loans serviced for others approximated $133 million and $136 million on September 30, 2025 and December 31, 2024, respectively.

Concentrations of Credit

Nearly all the Company’s lending activity occurs within the state of Ohio, including the five counties of Holmes, Medina, Stark, Tuscarawas, and Wayne, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and commercial real estate loans. Credit concentrations, including commitments, as determined using North American Industry Classification Codes (NAICS), to the three largest industries compared to total loans on September 30, 2025, included $85 million, or 10%, of total loans to lessors of non-residential buildings, $37 million, or 5%, of total loans to manufacturers of animal food, and $31 million, or 4%, of total loans to lessors of residential buildings. These loans are generally secured by real property and equipment, with repayment expected from operational cash flow. Credit evaluation is based on a review of cash flow coverage of principal, interest payments, and the adequacy of the collateral received.

Allowance for Credit Losses

The following table details activity in the allowance for credit losses ("ACL") by portfolio segment for the three and nine months ended September 30, 2025 and 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three months ended September 30, 2025, the increase in the provision for credit losses across all loan types was primarily related to the increase in loan volume as well as the average life extension of loans held in the portfolio. For the nine months ended September 30, 2025, the increase in provision for commercial real estate was also affected by charge-offs of $303 thousand during the period. The increase in provision amounts for the remaining loan categories primarily relates to changes in loan volume and average life extension.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision (Recovery) for Credit Losses	Ending ACL Balance
Three Months Ended September 30, 2025
Commercial and industrial	$3,073	$(13)	$25	$10	$3,095
Commercial real estate	2,048	(2)	—	254	2,300
Commercial lessors of buildings	1,228	—	—	139	1,367
Construction	581	—	—	(27)	554
Consumer mortgage	779	—	—	70	849
Home equity line of credit	205	—	—	16	221
Consumer installment	92	(24)	2	23	93
Consumer indirect	245	—	1	(5)	241
	$8,251	$(39)	$28	$480	$8,720

Nine Months Ended September 30, 2025
Commercial and industrial	$2,919	$(82)	$25	$233	$3,095
Commercial real estate	1,681	(303)	1	921	2,300
Commercial lessors of buildings	1,141	—	—	226	1,367
Construction	502	—	—	52	554
Consumer mortgage	812	—	1	36	849
Home equity line of credit	205	—	—	16	221
Consumer installment	92	(49)	9	41	93
Consumer indirect	243	(8)	4	2	241
	$7,595	$(442)	$40	$1,527	$8,720

Three Months Ended September 30, 2024
Commercial and industrial	$5,274	$(3,663)	$53	$706	$2,370
Commercial real estate	2,033	(420)	—	(13)	1,600
Commercial lessors of buildings	1,328	—	—	(32)	1,296
Construction	326	—	—	(16)	310
Consumer mortgage	1,061	—	1	30	1,092
Home equity line of credit	276	—	—	4	280
Consumer installment	74	(11)	6	4	73
Consumer indirect	215	(1)	27	(38)	203
	$10,587	$(4,095)	$87	$645	$7,224

Nine Months Ended September 30, 2024
Commercial and industrial	$1,737	$(3,931)	$72	$4,492	$2,370
Commercial real estate	1,637	(420)	1	382	1,600
Commercial lessors of buildings	1,200	—	—	96	1,296
Construction	333	—	—	(23)	310
Consumer mortgage	1,107	—	10	(25)	1,092
Home equity line of credit	288	—	—	(8)	280
Consumer installment	76	(46)	13	30	73
Consumer indirect	229	(60)	33	1	203
	$6,607	$(4,457)	$129	$4,945	$7,224

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

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans
September 30, 2025
Commercial and industrial	$150,451	$48	$—	$—	$48	$150,499
Commercial real estate	245,377	77	—	—	77	245,454
Commercial lessors of buildings	110,605	—	—	—	—	110,605
Construction	47,767	—	—	—	—	47,767
Consumer mortgage	190,702	542	433	—	975	191,677
Home equity line of credit	49,601	415	5	—	420	50,021
Consumer installment	9,434	19	—	—	19	9,453
Consumer indirect	4,616	24	27	—	51	4,667
Total Loans	$808,553	$1,125	$465	$—	$1,590	$810,143

December 31, 2024
Commercial and industrial	$144,274	$46	$56	$—	$102	$144,376
Commercial real estate	190,514	—	—	—	—	190,514
Commercial lessors of buildings	101,168	—	—	—	—	101,168
Construction	64,262	—	—	—	—	64,262
Consumer mortgage	176,403	633	56	486	1,175	177,578
Home equity line of credit	44,595	376	—	—	376	44,971
Consumer installment	9,637	5	3	—	8	9,645
Consumer indirect	5,238	27	11	—	38	5,276
Total Loans	$736,091	$1,087	$126	$486	$1,699	$737,790

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of September 30, 2025 and December 31, 2024:

(Dollars in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Total Nonperforming
September 30, 2025
Commercial and industrial	$—	$60	$60	$—	$60
Commercial real estate	—	164	164	—	164
Commercial lessors of buildings	—	1	1	—	1
Construction	—	—	—	—	—
Consumer mortgage	—	344	344	—	344
Home equity line of credit	—	66	66	—	66
Consumer installment	—	35	35	—	35
Consumer indirect	—	76	76	—	76
Total Loans	$—	$746	$746	$—	$746

December 31, 2024
Commercial and industrial	$413	$36	$449	$—	$449
Commercial real estate	497	4	501	—	501
Commercial lessors of buildings	—	3	3	—	3
Construction	—	—	—	—	—
Consumer mortgage	—	80	80	486	566
Home equity line of credit	—	71	71	—	71
Consumer installment	—	48	48	—	48
Consumer indirect	—	67	67	—	67
Total Loans	$910	$309	$1,219	$486	$1,705

Interest income recognized on nonaccrual loans for the three and nine month periods ended September 30, 2025 was $15 thousand and $43 thousand, respectively and for the three and nine month periods ended September 30, 2024 was $25 thousand and $43 thousand respectively.

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

	Type of Collateral
(Dollars in thousands)	Real Estate	Blanket Liens
September 30, 2025
Commercial and industrial	$—	$47
Commercial real estate	—	—
Total collateral dependent loans	$—	$47

December 31, 2024
Commercial and industrial	$—	$413
Commercial real estate	501	—
Total collateral dependent loans	$501	$413

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Based on the most recent analysis performed, the following tables present the recorded investment in non-homogeneous loans by internal risk rating system as of September 30, 2025 and December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023		2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2025
Commercial and industrial:
Pass	$14,306	$18,680	$17,115		$12,237	$5,071	$6,378	$52,694	$—	$126,481
Special mention	—	—	47		98	71	—	512	—	728
Substandard	—	47	9,761	[1]	3,402	414	606	9,060	—	23,290
Doubtful	—	—	—		—	—	—	—	—	—
Total	$14,306	$18,727	$26,923		$15,737	$5,556	$6,984	$62,266	$—	$150,499
YTD gross charge-offs	$—	$—	$55		$—	$—	$—	$27	$—	$82
Commercial real estate:
Pass	$29,975	$24,201	$30,986		$37,363	$42,146	$33,908	$407	$—	$198,986
Special Mention	—	—	—		1,107	2,123	11,201	—	—	14,431
Substandard	130	336	20,971	[2]	459	2,281	7,860	—	—	32,037
Doubtful	—	—	—		—	—	—	—	—	—
Total	$30,105	$24,537	$51,957		$38,929	$46,550	$52,969	$407	$—	$245,454
YTD gross charge-offs	$—	$—	$303		$—	$—	$—	$—	$—	$303
Commercial lessors of buildings:
Pass	$18,913	$18,985	$21,806		$20,177	$14,480	$14,592	$473	$—	$109,426
Special Mention	—	—	—		—	174	—	—	—	174
Substandard	—	—	—		—	—	968	37	—	1,005
Doubtful	—	—	—		—	—	—	—	—	—
Total	$18,913	$18,985	$21,806		$20,177	$14,654	$15,560	$510	$—	$110,605
YTD gross charge-offs	$—	$—	$—		$—	$—	$—	$—	$—	$—
Commercial Construction:
Pass	$8,427	$16,362	$2,459		$7,698	$701	$1,194	$2,076	$—	$38,917
Special Mention	—	—	—		—	—	—	—	—	—
Substandard	—	—	—		—	—	70	—	—	70
Doubtful	—	—	—		—	—	—	—	—	—
Total	$8,427	$16,362	$2,459		$7,698	$701	$1,264	$2,076	$—	$38,987
YTD gross charge-offs	$—	$—	$—		$—	$—	$—	$—	$—	$—
Total
Pass	$71,621	$78,228	$72,366		$77,475	$62,398	$56,072	$55,650	$—	$473,810
Special Mention	—	—	47		1,205	2,368	11,201	512	—	15,333
Substandard	130	383	30,732	[1,2]	3,861	2,695	9,504	9,097	—	56,402
Doubtful	—	—	—		—	—	—	—	—	—
Total	$71,751	$78,611	$103,145		$82,541	$67,461	$76,777	$65,259	$—	$545,545
YTD commercial gross charge-offs	$—	$—	$358		$—	$—	$—	$27	$—	$385

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

1 Balances include $1.9 million USDA guarantee.

2 Balances include $16.4 million USDA guarantee.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The Company monitors the credit risk profile by payment activity for the loan classes listed below. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. The following table presents the amortized cost in consumer loans based on payment activity as of September 30, 2025 and December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2025
Consumer mortgage:
Performing	$17,671	$29,783	$27,094	$30,436	$30,124	$56,225	$—	$—	$191,333
Nonperforming	—	—	195	—	—	149	—	—	344
Total	$17,671	$29,783	$27,289	$30,436	$30,124	$56,374	$—	$—	$191,677
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Construction:
Performing	$5,662	$2,232	$166	$550	$116	$54	$—	$—	$8,780
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$5,662	$2,232	$166	$550	$116	$54	$—	$—	$8,780
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$49,884	$71	$49,955
Nonperforming	—	—	—	—	—	—	66	—	66
Total	$—	$—	$—	$—	$—	$—	$49,950	$71	$50,021
YTD gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$3,576	$2,440	$2,003	$865	$306	$177	$51	$—	$9,418
Nonperforming	—	—	3	2	1	29	—	—	35
Total	$3,576	$2,440	$2,006	$867	$307	$206	$51	$—	$9,453
YTD gross charge-offs	$14	$10	$13	$4	$1	$7	$—	$—	$49
Consumer indirect:
Performing	$403	$570	$482	$753	$447	$1,936	$—	$—	$4,591
Nonperforming	—	—	14	—	—	62	—	—	76
Total	$403	$570	$496	$753	$447	$1,998	$—	$—	$4,667
YTD gross charge-offs	$—	$—	$—	$—	$—	$8	$—	$—	$8
Total
Performing	$27,312	$35,025	$29,745	$32,604	$30,993	$58,392	$49,935	$71	$264,077
Nonperforming	—	—	212	2	1	240	66	—	521
Total	$27,312	$35,025	$29,957	$32,606	$30,994	$58,632	$50,001	$71	$264,598
YTD consumer gross charge-offs	$14	$10	$13	$4	$1	$15	$—	$—	$57

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

Consumer mortgages are substantially secured by one to four family owner occupied properties and consumer indirect loans are substantially secured by recreational vehicles. All nonperforming consumer loans are evaluated when placed on nonaccrual status and may be charged down based on the collateral fair value less cost to sell if that value is lower than the outstanding balance. As of September 30, 2025 there were no loans secured by consumer real estate in process of foreclosure.

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

There were no modifications of loans to borrowers in financial distress completed during the three and nine months ended September 30, 2025 and 2024.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	September 30,	December 31,
(Dollars in thousands)	2025	2024
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$20,354	$25,745
Repurchase agreements	20,304	25,683

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of September 30, 2025 and December 31, 2024 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities or identical securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes and are not included in the table below.

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2025
Assets:
Securities available-for-sale
U.S. Treasury securities	$—	$5,020	$—	$5,020
U.S. Government agencies	—	5,882	—	5,882
Mortgage-backed securities of government agencies	—	70,794	—	70,794
Asset-backed securities of government agencies	—	359	—	359
State and political subdivisions	—	14,085	—	14,085
Corporate bonds	—	19,655	—	19,655
Total available-for-sale securities	$—	$115,795	$—	$115,795
Equity securities	$223	$—	$—	$223

December 31, 2024
Assets:
Securities available-for-sale
U.S. Treasury securities	$—	$13,414	$—	$13,414
U.S. Government agencies	—	5,698	—	5,698
Mortgage-backed securities of government agencies	—	62,698	—	62,698
Asset-backed securities of government agencies	—	398	—	398
State and political subdivisions	—	14,246	—	14,246
Corporate bonds	—	28,980	—	28,980
Total available-for-sale securities	$—	$125,434	$—	$125,434
Equity securities	$221	$—	$—	$221

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheet at their fair value as of September 30, 2025 and December 31, 2024, by level within the fair value hierarchy.

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2025
Individually evaluated collateral dependent loans recorded at fair value:
Commercial and industrial	$—	$—	$47	$47
Commercial real estate	—	—	—	—
Total individually evaluated collateral dependent loans recorded at fair value:	$—	$—	$47	$47

December 31, 2024
Individually evaluated collateral dependent loans recorded at fair value:
Commercial and industrial	$—	$—	$413	$413
Commercial real estate	—	—	501	501
Total individually evaluated collateral dependent loans recorded at fair value:	$—	$—	$914	$914

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments carried at amortized cost as of September 30, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
September 30, 2025
Financial assets
Securities held-to-maturity	$190,027	$—	$166,654	$—	$166,654
Loans held for sale	384	391	—	—	391
Net loans	801,328	—	—	768,934	768,934
Mortgage servicing rights	621	—	—	621	621
Financial liabilities
Deposits	$1,096,596	$834,336	$—	$261,886	$1,096,222
Other borrowings	941	—	—	854	854

December 31, 2024
Financial assets
Securities held-to-maturity	$204,309	$—	$172,603	$—	$172,603
Loans held for sale	283	290	—	—	290
Net loans	730,046	—	—	691,816	691,816
Mortgage servicing rights	621	—	—	621	621
Financial liabilities
Deposits	$1,044,887	$801,634	$—	$242,413	$1,044,047
Other borrowings	1,266	—	—	1,111	1,111

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a Level I fair value that approximates their carrying value. The Company also has unrecognized financial instruments on September 30, 2025 and December 31, 2024, related to commitments to extend credit and letters of credit. The aggregate contract amount of such financial instruments was approximately $290 million on September 30, 2025 and $289 million on December 31, 2024.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three and nine months ended September 30, 2025 and 2024:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three Months Ended September 30, 2025
Balance, beginning of period	$(8,026)	$1,686	(6,340)
Unrealized holding gain on available-for-sale securities arising during the period	876	(184)	692
Amortization of held-to-maturity discount resulting from transfer	44	(10)	34
Total other comprehensive income	920	(194)	726
Balance, end of period	$(7,106)	$1,492	$(5,614)

Nine Months Ended September 30, 2025
Balance, beginning of period	$(10,657)	$2,237	$(8,420)
Unrealized holding gain on available-for-sale securities arising during the period	3,426	(719)	2,707
Amortization of held-to-maturity discount resulting from transfer	125	(26)	99
Total other comprehensive income	3,551	(745)	2,806
Balance, end of period	$(7,106)	$1,492	$(5,614)

Three Months Ended September 30, 2024
Balance, beginning of period	$(12,765)	$2,680	$(10,085)
Unrealized holding gain on available-for-sale securities arising during the period	3,409	(716)	2,693
Amortization of held-to-maturity discount resulting from transfer	48	(10)	38
Total other comprehensive income	3,457	(726)	2,731
Balance, end of period	$(9,308)	$1,954	$(7,354)

Nine Months Ended September 30, 2024
Balance, beginning of period	$(12,999)	$2,729	$(10,270)
Unrealized holding gain on available-for-sale securities arising during the period	3,556	(747)	2,809
Amortization of held-to-maturity discount resulting from transfer	135	(28)	107
Total other comprehensive income	3,691	(775)	2,916
Balance, end of period	$(9,308)	$1,954	$(7,354)

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company on September 30, 2025 as compared to December 31, 2024, and the consolidated results of operations for the three and nine months ended September 30, 2025 compared to the same periods in 2024. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets increased $57 million to $1.25 billion at September 30, 2025 compared to $1.19 billion at December 31, 2024. During the nine months ended September 30, 2025, securities decreased $24 million, net loans increased $71 million, and cash and cash equivalents increased $7 million. Deposits and short-term borrowings increased $46 million.

Net loans increased $71 million, or 10%, as commercial and commercial real estate loans increased $71 million, or 16%, compared to December 31, 2024 and residential real estate loans increased $19 million, or 9%, from December 31, 2024. Construction loans decreased $16 million, or 26%, from December 31, 2024. Consumer refinance activity remains slow on mortgage loans, while home construction activity rose as well as home equity line origination increases of $5 million. Residential mortgage loan originations, including home equity lines, for the nine months ended September 30, 2025 totaled $56 million, an increase from $46 million in mortgage originations during the nine months ended September 30, 2024. Mortgage loan originations sold into the secondary market decreased slightly to $6 million from $7 million, respectively during the nine months ended September 30, 2025 and September 30, 2024. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

The allowance for credit losses for loans increased $1.1 million from December 31, 2024 to $8.7 million. The increase in the allowance was primarily due to the volume increase in loans originated. Net charge-offs were $402 thousand, or an annualized 0.07% of average loans, in the current nine-month period compared to net charge-offs of $4.3 million, or 0.81% of average loans in the year-ago nine-month period. At September 30, 2025, the allowance for credit losses to total loans was 1.08%. We believe the allowance level is appropriate given the level of problem loans and composition of the overall loan portfolio in the current economic environment.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming loans decreased $959 thousand to $746 thousand, or 0.09%, of total loans from $1.7 million, or 0.23% of total loans, on December 31, 2024. For the nine months ended September 30, 2025, $451 thousand in loans were placed on nonaccrual status, $529 thousand in paydowns were received, and $394 thousand in loans were charged-off due to non-payment.

	September 30,	December 31,	September 30,
(Dollars in thousands)	2025	2024	2024
Non-performing loans	$746	$1,705	$3,372
Other real estate	—	—	—
Repossessed assets	—	14	—
Allowance for credit losses	8,720	7,595	7,224
Total loans	810,048	737,641	719,602
Allowance for credit losses as a percentage of total loans	1.08%	1.03%	1.00%
Allowance for credit losses to total nonperforming loans	1,169%	445%	214%

The ratio of gross loans to deposits was 74% and 71% at September 30, 2025 and December 31, 2024.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $30 million within the available-for-sale and held-to-maturity portfolios as of September 30, 2025, was primarily the result of current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. As a result, all embedded security losses on September 30, 2025, are considered temporary and no allowance for credit loss is necessary.

The weighted average life of total debt securities was 5.30 years at September 30, 2025 as compared to 5.14 years at December 31, 2024. If interest rates declined 100 basis points, the weighted average life was estimated to fall to 4.91 years at September 30, 2025. If interest rates rose 100 basis points the weighted average life would be expected to increase to 5.64 years at September 30, 2025.

Deposits increased $52 million, or 5%, from December 31, 2024 with noninterest-bearing deposits decreasing approximately $3 million, or 1%, and interest-bearing deposit accounts increasing approximately $55 million, or 7%. Total deposits as of September 30, 2025 are $1.1 billion, or 2%, above September 30, 2024 deposit balances. On a year over year comparison, increases were recognized in money market accounts of $7 million, savings accounts of $3 million, interest bearing demand accounts of $3 million, and time deposits of $22 million. Decreases were recognized in noninterest-bearing demand deposits of $7 million. Deposits have increased as customers move funds into interest bearing demand accounts and time certificates of deposit to take advantage of higher interest rates in those products. The estimated amount of uninsured deposits was $272 million, $244 million, and $275 million as of September 30, 2025, December 31, 2024, and September 30, 2024, respectively.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $5 million, or 21%, to $20 million at September 30, 2025 as compared to December 31, 2024 as customers moved money into higher interest rate money market and time deposit accounts. Other borrowings decreased $325 thousand as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $125 million, or 10%, of total assets at September 30, 2025, an increase of $10.4 million, or 9%, from $115 million at December 31, 2024. The increase in shareholders’ equity during the nine months ended September 30, 2025 was due to net income of $11.5 million, other comprehensive income of $2.8 million, less cash dividends of $3.2 million, and treasury stock repurchases of $726 thousand. Total accumulated other comprehensive loss ("AOCL") decreased during the nine months ended September 30, 2025 due to decreases in interest rates and improvements in pricing in government agency and corporate bonds as AFS securities are marked to fair value. This remaining unrealized loss in securities is temporary and is adjusted monthly for additional interest rate fluctuations, principal paydowns, calls, and maturities. The Company and the Bank met all regulatory capital requirements at September 30, 2025 as shown in the Capital Resources section of this report.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 30, 2025 and 2024

For the quarters ended September 30, 2025 and 2024, the Company recorded net income of $4.2 million and $3.1 million and $1.57 and $1.18 per share, respectively. The $1 million increase in net income for the period was primarily the result of an increase of $1.7 million in net interest income, a reduced provision for credit losses and off-balance sheet commitments of $501 thousand compared to the provision for credit losses in the prior year period of $700 thousand. Additionally, a $57 thousand increase in noninterest income was offset by a $711 thousand increase in noninterest expenses. The federal income tax provision increased $263 thousand. Pre-provision net revenue ("PPNR"), (a non-GAAP measure), totaled $5.7 million for the quarter ended September 30, 2025, an increase of $1.1 million, or 23%, from the prior year's third quarter.

Return on average assets and return on average equity were 1.31% and 13.19%, respectively, for the three-month period of 2025, compared to 1.05% and 11.14%, respectively for the same quarter in 2024.

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Federal Funds Sold	$395	$4	4.02%	$446	$6	5.35%
Interest-earning deposits in other banks	73,841	825	4.43	57,543	783	5.41
Taxable securities	290,465	1,695	2.32	327,234	1,782	2.17
Tax-exempt securities [4]	16,518	93	2.23	19,053	111	2.32
Loans [3,4]	802,858	12,127	5.99	723,129	10,542	5.80
Total interest-earning assets	1,184,077	14,744	4.94%	1,127,405	13,224	4.67%
Noninterest-earning assets	69,185			63,632
TOTAL ASSETS	$1,253,262			$1,191,037

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$244,188	$488	0.79%	$226,551	$527	0.93%
Savings deposits	317,443	780	0.97	310,596	933	1.20
Time deposits	259,817	2,447	3.74	231,530	2,438	4.19
Borrowed funds	23,102	61	1.05	25,732	78	1.21
Total interest-bearing liabilities	844,550	3,776	1.77%	794,409	3,976	1.99%
Noninterest-bearing demand deposits	278,835			279,537
Other liabilities	5,059			4,739
Shareholders' Equity	124,818			112,352
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,253,262			$1,191,037
Taxable equivalent net interest income, (Non-GAAP)		$10,968			$9,248
Tax equivalent adjustment [4]		(30)			(34)
Net interest income, (GAAP)		$10,938			$9,214
Net interest margin, (GAAP)			3.66%			3.25%
Tax equivalent adjustment [4]			0.01			0.01
Net interest margin-taxable equivalent, (Non-GAAP)			3.67%			3.26%
Taxable equivalent net interest spread			3.17%			2.68%

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the quarter ended September 30, 2025, was $14.7 million representing a $1.5 million, or 12% increase, compared to the same period in 2024. This increase was primarily due to higher average balances of loans and interest-earning deposits in other banks. These increases were partially offset by the volume decreases in taxable securities over the comparable period. Rates on average interest-earning deposits in other banks decreased 98 basis points, while loan rates rose 19 basis points, and taxable securities' interest rates increased 15 basis points for the quarter ended September 30, 2025 as compared to the same period in 2024. Interest expense for the quarter ended September 30, 2025 was $3.8 million, a decrease of $200 thousand, or 5%, from the same quarter in 2024. The decrease in interest expense occurred primarily due to rate decreases in time deposit accounts during the quarter ended September 30, 2025.

For the quarter ended September 30, 2025, the bank recognized net charge-offs of $11 thousand, compared to $4 million net charge-offs for the same quarter in 2024. The provision for credit losses on loans in the current quarter of $480 thousand, compared to a provision of $645 thousand in the same quarter ended 2024. The company recorded a $21 thousand provision for credit loss expense on off-balance commitments in the third quarter 2025 compared to a $55 thousand provision in the same quarter of 2024. The quarter decrease results primarily from a decrease in construction loan commitments during third quarter 2025.

Economic indicators reflect somewhat flat business activity with uncertainty related to trade policies and rising Ohio unemployment rates. The provision for credit losses is determined based on management’s calculation of the adequacy of the allowance for credit losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income increased $57 thousand, or 3%, compared to the third quarter of 2024. The increase was primarily the result of a $28 thousand increase in debit card interchange fees, $26 thousand increase in earnings on bank owned life insurance, $20 thousand increase in credit card fees, and a $20 thousand increase in trust services. These increases were partially offset by a decrease of $41 thousand in gain on sale of loans and a $21 thousand increase in unrealized losses on equity securities.

Noninterest expense increased $711 thousand, or 11%, from the third quarter 2024. Salary and employee benefit costs increased $453 thousand, or 12%, compared to the prior year quarter with increases in base salary, retirement, and incentive compensation. Professional and director fees increased $111 thousand, or 28%, software expense increased $77 thousand, or 18%, state financial institutions tax increased $10 thousand, or 5%, due to the increase in capital. Equipment expense decreased $24 thousand, or 11%. The Company’s third quarter efficiency ratio decreased to 55.6% compared to 58.2% in the prior year.

Federal income tax expense increased $263 thousand, or 32%, for the quarter ended September 30, 2025 as compared to the third quarter 2024. The provision for income taxes was $1 million (effective rate of 19.7%) for the quarter ended September 30, 2025, compared to $756 thousand (effective rate of 19.4%) for the same quarter ended 2024.

RESULTS OF OPERATIONS

Nine months ended September 30, 2025, and 2024

For the nine months ended September 30, 2025, and 2024, the Company recorded net income of $11.5 million and $7.7 million and $4.35 and $2.89 per share, respectively. The $4 million increase in net income for the nine-month period was primarily the result of a $3.7 million increase to net interest income and the provision for credit losses and off-balance sheet commitments decreasing to $1.5 million compared to the provision for credit losses in the prior year period of $4.7 million. The increase to net income was partially offset by an increase in noninterest expense of $2 million.

The federal income tax provision was $1 million higher during the nine-month period in 2025 than in 2024 due to increased taxable income. Return on average assets and return on average equity were 1.26% and 12.76%, respectively, for the nine months ended September 30, 2025, compared to 0.88% and 9.30%, respectively for the same period in 2024.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Federal Funds Sold	$392	$13	4.43%	$405	$16	5.28%
Interest-earning deposits in other banks	60,963	2,030	4.45	37,354	1,521	5.44
Taxable securities	298,921	5,168	2.31	335,669	5,489	2.18
Tax-exempt securities [4]	16,696	283	2.27	19,045	335	2.35
Loans [3,4]	779,634	34,521	5.92	715,205	30,998	5.79
Total interest-earning assets	1,156,606	42,015	4.86%	1,107,678	38,359	4.63%
Noninterest-earning assets	67,240			63,478
TOTAL ASSETS	$1,223,846			$1,171,156

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$228,528	$1,274	0.75%	$226,334	$1,583	0.93%
Savings deposits	312,729	2,204	0.94	303,117	2,541	1.12
Time deposits	255,345	7,279	3.81	217,131	6,563	4.04
Borrowed funds	25,361	202	1.06	29,957	275	1.23
Total interest-bearing liabilities	821,963	10,959	1.78%	776,539	10,962	1.89%
Noninterest-bearing demand deposits	276,573			278,678
Other liabilities	4,896			5,463
Shareholders' Equity	120,414			110,476
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,223,846			$1,171,156
Taxable equivalent net interest income, (Non-GAAP)		$31,056			$27,397
Tax equivalent adjustment [4]		(92)			(110)
Net interest income, (GAAP)		$30,964			$27,287
Net interest margin, (GAAP)			3.58%			3.29%
Tax equivalent adjustment [4]			0.01			0.01
Net interest margin-taxable equivalent, (Non-GAAP)			3.59%			3.30%
Taxable equivalent net interest spread			3.08%			2.74%

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the nine months ended September 30, 2025, was $42 million representing a $4 million increase, or 10%, compared to the same period in 2024. This increase was primarily due to volume and yield increases on loans for the period ended September 30, 2025, as compared to the same period in 2024. Interest expense for the nine months ended September 30, 2025, was $11 million, a decrease of $3 thousand, or less than 1%, from the same period in 2024.

For the nine months ended September 30, 2025, the provision for credit losses and off-balance sheet commitments was $1.5 million, compared to $4.7 million for the same period in 2024. For more discussion see Results of Operations, three months. The provision for credit losses is determined based on management’s calculation of the adequacy of the allowance for credit losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the nine months ended September 30, 2025, was $5.3 million, an increase of $17 thousand, or less than 1%, compared to the same period in 2024. Earnings on bank owned life insurance policies increased $89 thousand for the period. Debit card interchange income increased $58 thousand, or 4%. Service charges on deposit accounts increased $30 thousand, or 3%, compared to the same period in 2024 primarily from increases in monthly service fees. Fees from trust and brokerage services decreased $111 thousand for the period due to a one time fee collected in the first quarter of 2024. The gain on the sale of mortgage loans to the secondary market decreased $20 thousand to $195 thousand for the nine months ended September 30, 2025. Other income decreased $42 thousand, or 6%.

Noninterest expenses for the nine months ended September 30, 2025, increased $2.1 million, or 12%, compared to the same period in 2024. Salaries and employee benefits increased $1.5 million, or 15%, a result of increased incentive accruals and filled open positions. Occupancy expenses increased $159 thousand over the same period in 2024 with an increase in maintenance and snow removal expense. Professional and director fees increased $147 thousand for the nine months ended September 30, 2025, as compared to the same period in 2024. Software expense increased $79 thousand, or 6%. Debit card expense increased $49 thousand, or 9%, primarily due to processing increases. Financial institutions tax increased $41 thousand, or 6%, based on increased capital. FDIC assessment increased $24 thousand, or 6%.

Federal income tax expense increased $1 million, or 56%, for the nine months ended September 30, 2025, as compared to the same period in 2024. The provision for income taxes was $3 million (effective rate of 19.6%) for the nine months ended September 30, 2025, compared to $2 million (effective rate of 18.9%) for the same period ended 2024.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 9.7% at September 30, 2025 compared with 9.3% at December 31, 2024.

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. As of September 30, 2025, the Company and the Bank met all capital adequacy requirements to which they were subject.

	Capital Ratios
	September 30, 2025	December 31, 2024
Total Capital To Risk Weighted Assets Ratio
Consolidated	16.7%	16.4%
Bank	16.5	16.3

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	15.5	15.3
Bank	15.4	15.2

Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	15.5	15.3
Bank	15.4	15.2

Tier 1 Leverage Ratio
Consolidated	10.1	9.7
Bank	10.0	9.7

LIQUIDITY

(Dollars in thousands)	September 30, 2025	December 31, 2024	Change
Cash and cash equivalents	$80,807	$73,509	$7,298
Available from FHLB	138,924	126,334	12,590
Unpledged AFS securities at fair market value	113,625	123,155	(9,530)
	$333,356	$322,998	$10,358
Net deposits and short-term liabilities	$1,114,828	$1,068,413	$46,415
Liquidity ratio	29.9%	30.2%	(0.3)%
Minimum board approved liquidity ratio	20.0%	20.0%

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

The weighted average number of common shares outstanding for earnings per share computations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Net income	$4,151	$3,145	$11,494	$7,693
Weighted average common shares outstanding	2,636,028	2,661,474	2,639,907	2,663,737
Earnings per share, basic and diluted	$1.57	$1.18	$4.35	$2.89

CSB BANCORP, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ohio's unemployment rate continues to rise slightly to 5.0% in August 2025 which was up from 4.4% in December 2024. Holmes County, where the bank is headquartered, is reporting an unemployment rate of 3.5% in August 2025. Of the counties within the bank's footprint, Stark County reported the highest unemployment rate at 5.1%, while Tuscarawas, Wayne, and Medina Counties posted unemployment rates of 4.6%, 4.4% and 3.2% respectively in August 2025. The rate of inflation, as measured by the Consumer Price Index was 2.9% on a year over year basis in August 2025, following average inflation rates of 2.9% in 2024, 4.1% in 2023 and 8.0% in 2022. The rate continues to be above the Federal Reserve target rate of 2%. The Federal Reserve reduced the federal funds target rate in 2024 by 1.00% and through October 2025 there have been two rate reductions totaling 0.50%, bringing the federal funds target rate to a range of 3.75% to 4.00%.

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

The following table presents an analysis of the estimated sensitivity of the Company’s annual net interest income to sudden and sustained -400 through +400 basis point changes, in 100 basis point increments, in market interest rates at September 30, 2025 and December 31, 2024. The net interest income reflected is for the first twelve-month period of the modeled twenty-four-month horizon. The underlying balance sheet for illustrative purposes is dynamic with projected growth in assets and liabilities.

September 30, 2025
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+ 400	$46,875	$665	1.4%	± 25%
+ 300	46,713	503	1.1	± 15
+ 200	46,549	339	0.7	± 10
+ 100	46,377	167	0.4	± 5
0	46,210	—	—
– 100	45,998	(212)	(0.5)	± 5
– 200	45,580	(630)	(1.4)	± 10
– 300	44,999	(1,211)	(2.6)	± 15
– 400	44,437	(1,773)	(3.8)	± 25

December 31, 2024
+ 400	$42,231	$1,333	3.3%	± 25%
+ 300	41,902	1,004	2.5	± 15
+ 200	41,571	673	1.7	± 10
+ 100	41,237	339	0.9	± 5
0	40,898	—	—
– 100	40,432	(466)	(1.1)	± 5
– 200	40,089	(809)	(2.0)	± 10
– 300	39,553	(1,345)	(3.3)	± 15
– 400	38,988	(1,910)	(4.7)	± 25

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

QUARTER ENDED SEPTEMBER 30, 2025

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A - RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)
Not applicable
(b)
Not applicable
(c)
The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2025:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
July 1, 2025 - July 31, 2025	1,155	44.09	1,155	32,534
August 1, 2025 - August 31, 2025	2,747	45.08	2,747	29,787
September 1, 2025 - September 30, 2025	2,521	45.58	2,521	27,266
Total for quarter	6,423		6,423	27,266

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2025

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	November 12, 2025	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	November 12, 2025	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer