Form 10-K
period 2025-12-31
CSB Bancorp, Inc.
filed 2026-03-16
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-21714

CSB BANCORP, INC.

(Exact name of Registrant as specified in its Charter)

Ohio	34-1687530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
91 North Clay Street Millersburg, Ohio	44654
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 674-9015

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $6.25 par value	CSBB	OTC ID

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock as of June 30, 2025 of $43.50 per share on the OTC Stock Market, was $106.4 million.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2026 was 2,627,015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CSB Bancorp Inc.’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

The Bank provides residential real estate, commercial real estate, commercial, and consumer loans to customers located primarily in Holmes, Stark, Tuscarawas, Wayne, and portions of surrounding counties in Ohio. The Bank’s market area has historically exhibited relatively stable economic conditions. Economic activity in the Company’s market area increased slightly in the fourth quarter of 2025, but consumer demand for goods and services declined moderately and is expected to flatten out in the near future. Reported unemployment levels in December 2025 ranged from 2.8% to 4.4% in the four primary counties served by the Company. These levels decreased from the December 2024 unemployment range of 2.9% to 4.6%. Labor demand remained fairly flat, while competition for workers with specialized skills has put upward pressure on labor costs. The local housing market has increasing inventory levels compared to prior years. Commercial loan demand, including commercial real estate, increased steadily during 2025 along with increased demand for consumer mortgage, home equity lines of credit and consumer construction loans as stable interest rates contributed to the growth. Nonresidential construction loan balances declined as projects were completed and moved to permanent financing. Demand for consumer installment and indirect loans softened in 2025. All deposit types increased and customers continue to move funds into higher yielding interest-bearing accounts.

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

Installment loans to individuals include unsecured loans and loans secured by recreational vehicles (“RVs”), automobiles, and other consumer assets. Consumer loans for the purchase of new RV’s and new automobiles generally do not exceed 125% of Dealer Invoice on RV’s or 110% of the Manufacturer’s Suggested Retail Price (MSRP) of an automobile. Loans for used RV’s and automobiles do not exceed 120% of the “clean trade-in value” as reported in the current “J.D. Power” used vehicle guides. Overdraft protection loans are unsecured personal lines of credit to individuals who have demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, absence of collateral. Since these loans are generally repaid from ordinary income of the individual or family unit, repayment may be adversely affected by job loss, divorce, ill health, or by a general decline in economic conditions. The Bank assesses the borrower’s ability and willingness to repay through a review of credit history, credit ratings, debt-to-income ratios, and other measures of repayment ability.

While CSB’s chief decision-makers monitor the revenue streams of the various financial products and services, operations are managed, and financial performance is evaluated, on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. For a discussion of the Company’s financial performance for the fiscal year ended December 31, 2025, see item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Employees

On December 31, 2025, the Company had 190 employees, 168 of which were employed on a full-time basis. CSB has no separate employees not also employed by the Bank. No employees are covered by collective bargaining agreements. Employees are provided benefit programs, some of which are contributory. Management considers its employee relations to be good.

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

In July 2013, the United States banking regulators issued capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). The Basel III Capital Rules include (i) a minimum common equity tier 1 capital ratio of 4.5%, (ii) a minimum tier 1 capital ratio of 6.0%, (iii) a minimum total capital ratio of 8.0%, and (iv) a minimum leverage ratio of 4.0%. Common equity for the common equity tier 1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

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

The Basel III Capital Rules place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers in the event the Company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Pursuant to the FRB’s Small Bank Holding Company Policy statement (“SBHC Policy”), a bank holding company with assets of less than $3 billion and meeting certain other requirements is not required to comply with the consolidated capital requirements until such company exceeds $3 billion in assets or is otherwise determined by the FRB not to qualify as a small bank holding company. On December 31, 2023, CSB was deemed to be a small bank holding company under the SBHC Policy and was not required to comply with the FRB’s regulatory capital requirements. The Bank, however, must comply with the new capital requirements.

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

As of December 31, 2025, the Bank met the ratio requirements in effect at that date to be deemed “well-capitalized.” See Note 12 – Regulatory Matters of the Notes to Consolidated Financial Statements, located in Item 8 Financial Statements and Supplementary Data of this 10-K.

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

Audits

The FDIC requires insured depository institutions with total assets in excess of $1 billion to have an annual independent audit made of the institution’s financial statements by an independent public accountant to verify that the financial statements of the institution are presented fairly and in accordance with generally accepted accounting principles and comply with such other disclosure requirements as prescribed by the FDIC. Effective January 1, 2026, the FDIC amended its rules and regulations to, in part, increase the threshold requirement for insured depository institutions to obtain an independent auditor’s report on the institution’s internal control over financial reporting from $1 billion in total assets to $5 billion in total assets.

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

Investment Portfolio

The following is a schedule of maturities for each category of debt securities and the related weighted average yield of such securities as of December 31, 2025:

	One Year or Less		After One Year Through Five Years		Maturing After Five Years Through Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
Available-for-sale:
U.S. Treasuries	$3,003	3.98%	$2,007	3.73%	$—	—%	$—	—%	$5,010	3.88%
U.S. Government agencies	—	—	3,000	0.74	—	—	—	—	3,000	0.74
Mortgage-backed securities of government agencies	70	2.39	1,544	0.78	9,831	1.36	91,753	3.76	103,198	3.49
Asset-backed securities of government agencies	—	—	—	—	355	5.19	—	—	355	5.19
State and political subdivisions	1,500	4.29	9,709	2.08	451	1.81	—	—	11,660	2.35
Corporate bonds	1,501	4.85	8,953	2.69	3,700	3.65	—	—	14,154	3.17
Total	$6,074	4.25%	$25,213	2.19%	$14,337	2.06%	$91,753	3.76%	$137,377	3.32%

Held-to-maturity:
U.S. Treasuries	$2,494	1.19%	$2,903	1.15%	$—	—%	$—	—%	$5,397	1.17%
Mortgage-backed securities of government agencies	—	—	—	—	72	1.86	175,189	1.99	175,261	1.99
State and political subdivisions	—	—	1,021	1.39	1,466	2.25	—	—	2,487	1.90
Total	$2,494	1.19%	$3,924	1.21%	$1,538	2.24%	$175,189	1.99%	$183,145	1.97%

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

Loan Portfolio

The following is a schedule of maturities of loans based on contract terms and assuming no amortization or prepayments, as of December 31, 2025:

	Maturing
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
Commercial and industrial	$67,890	$49,278	$30,984	$4,505	$152,657
Commercial real estate	8,105	12,382	50,544	184,880	255,911
Commercial lessors of buildings	584	5,449	25,363	82,614	114,010
Construction	2,313	5,732	10,216	29,721	47,982
Consumer mortgage	30	3,225	27,483	162,560	193,298
Home equity line of credit	2,559	10,416	39,641	—	52,616
Consumer installment	227	6,427	2,313	52	9,019
Consumer indirect	1	357	4,008	—	4,366
Total	$81,709	$93,266	$190,552	$464,332	$829,859

The following is a schedule of fixed rate and variable rate loans due after one year from December 31, 2025.

(Dollars in thousands)	Fixed Rate	Variable Rate
Commercial and industrial	$43,965	$40,802
Commercial real estate	1,163	246,643
Commercial lessors of buildings	722	112,704
Construction	1,691	43,978
Consumer mortgage	33,085	160,183
Home equity line of credit	294	49,763
Consumer installment	7,778	1,014
Consumer indirect	4,365	—
Total	$93,063	$655,087

Summary of Credit Loss Experience

The following schedule presents an analysis of net charge-offs (recoveries) to average loans, and related ratios for the years ended:

	December 31, 2025			December 31, 2024
(Dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries as a % of Average Loans	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries as a % of Average Loans
Commercial and industrial	$(57)	$150,234	-0.04%	$(5,597)	$144,306	-3.88%
Commercial real estate	(302)	225,043	-0.13%	(597)	192,555	-0.31%
Commercial lessors of buildings	—	108,004	0.00%	—	94,553	0.00%
Construction	—	57,246	0.00%	—	55,766	0.00%
Consumer mortgage	2	185,934	0.00%	10	171,475	0.01%
Home equity line of credit	—	48,547	0.00%	—	44,373	0.00%
Consumer installment	(59)	9,518	-0.62%	(48)	10,378	-0.46%
Consumer indirect	(12)	4,856	-0.25%	(24)	5,622	-0.43%
Total	$(428)	$789,383	-0.05%	$(6,256)	$719,028	-0.87%

The following schedule is a breakdown of the allowance for credit losses allocated by type of loan and related ratios. While management’s periodic analysis of the adequacy of the allowance for credit losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-offs that occur.

	Allocation of the Allowance for Credit Losses
	(Dollars in thousands)
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	December 31, 2025		December 31, 2024
Commercial and industrial	$6,886	18%	$2,919	19%
Commercial real estate	2,394	31	1,681	26
Commercial lessors of buildings	1,314	14	1,141	14
Construction	524	6	502	9
Consumer mortgage	838	23	812	24
Home equity line of credit	227	6	205	6
Consumer installment	84	1	92	1
Consumer indirect	203	1	243	1
Total	$12,470	100%	$7,595	100%

Deposits

The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

	Average Amounts Outstanding Year ended December 31,		Average Rate Paid Year ended December 31,
(Dollars in thousands)	2025	2024	2025	2024
Noninterest-bearing demand	$281,716	$281,675	N/A	N/A
Interest-bearing demand	233,401	227,842	0.73%	0.90%
Savings deposits	313,766	302,621	0.94	1.07
Time deposits	257,827	223,421	3.78	4.08
Total deposits	$1,086,710	$1,035,559

The Bank does not have any material deposits by foreign depositors. The total uninsured portion of all deposit accounts greater than $250 thousand was $281 million as of December 31, 2025, and $244 million as of December 31, 2024. The following is a schedule of maturities of time certificates of deposit in amounts greater than $250 thousand as of December 31, 2025:

(Dollars in thousands)	Time Deposits Greater than $250 Thousand
Three months or less	$41,252
Over three through six months	14,209
Over six through twelve months	22,759
Over twelve months	3,081
Total	$81,301

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

Governance

Our Information Security (“IS”) Program consists of policies, procedures and guidelines to ensure the security, availability, and confidentiality of systems and customer information. The IS Program is led by our Information Security Officer (“ISO”) under the direction of the President/ Chief Operations Officer (“COO”) and is subject to oversight by our IT Steering Committee. The IT Steering Committee is a cross-functional management committee with overall responsibilities for identifying and approving the IT Strategic plan, identifying and approving strategic technology based initiatives that improve/enhance the security posture and mitigation efforts of cybersecurity threats, monitoring of the technology infrastructure and systems, monitoring critical vendors, monitoring cybersecurity threats and issues, and conducting, reviewing, and monitoring IT based risk assessments. These efforts include the framework used to identify and prevent cyberattacks or breaches. The IT Steering Committee makes recommendations for approval of certain risk assessments, risk frameworks, and appropriate application of mitigation strategies and frameworks to the Board of Directors.

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

The processes and controls related to data security are regularly tested by the IS team and Internal Audit. Additional internal security assessments may be performed at the request of the ISO, CIO, the Internal Auditor, Management or our Board. Audit and assessment results are presented to the Audit Committee of the Board, and to the IT Steering Committee.

At least annually, the IS Program, including its effectiveness, is reviewed by the Board. Annually, all associates participate in mandatory training related to the IS Program, including information security and its importance with respect to customer and associate privacy. All associates are required to participate in monthly bank-wide phishing tests. Results from these tests are delivered to our Audit Committee of the Board of Directors.

Notwithstanding the strength of CSB’s defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, CSB has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, nor has identified any cybersecurity incidents or threats that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. CSB’s systems and those of its customers and third-party service providers are under constant threat and it is possible that CSB could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as the expanding use of internet banking, mobile banking and other technology-based products and services by the Company and its customers.

ITEM 2. PROPERTIES.

The Bank operates sixteen banking centers, and a loan production office in Medina, Ohio, as noted below:

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

PERFORMANCE GRAPH

The following graph compares the yearly stock change, and the cumulative total shareholder return on CSB’s common shares during the five-year period ended December 31, 2025, with the cumulative total return on the Standard and Poor’s 500 Stock Index and the NASDAQ Community Bank Stock Index. The comparison assumes $100 was invested on December 31, 2020, in CSB’s common shares and in each of the indicated indices and assumes reinvestment of dividends.

	2020	2021	2022	2023	2024	2025
CSBB	$100	$111	$117	$119	$126	$185
S & P 500 Total Return	100	129	105	133	166	196
NASDAQ Community Bank Total Return	100	135	126	123	142	150

Performance Graph
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
2020
2021
2022
2023
2024
2025
S & P 500 Total Return
NASDAQ Community Bank Total Return
CSBB

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plan
October 1, 2025 to October 31, 2025	3,272	$50.18	3,272	23,994
November 1, 2025 to November 30, 2025	1,466	49.28	1,466	22,528
December 1, 2025 to December 31, 2025	745	49.31	745	21,783

On March 2, 2021, CSB filed a Current Report on Form 8-K with the SEC announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 5% of CSB’s common shares. Repurchases may be made periodically as market and business conditions warrant, in the open market, through block purchases and in negotiated private transactions. The Stock Repurchase Program has no scheduled expiration date. CSB repurchased 23,074 common shares during 2025 and 19,849 common shares during 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

2025 FINANCIAL REVIEW

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

Economic activity in the Company’s market area increased slightly in the fourth quarter of 2025. Consumer demand for goods and services declined moderately and is expected to flatten out in the near future. Reported unemployment levels in December 2025 ranged from 2.8% to 4.4% in the four primary counties served by the Company. These levels decreased from the December 2024 range of 2.9% to 4.6%. Labor demand remained fairly flat while competition for workers with specialized skills has put upward pressure on labor costs. The local housing market has increasing inventory levels. Residential construction activity has increased with stable interest rates increasing demand. Nonresidential construction activity has also increased modestly since the prior year. All deposit types increased and customers continue to move funds into higher yielding interest-bearing accounts.

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

FINANCIAL DATA

The following table sets forth certain selected consolidated financial information:

(Dollars in thousands, except per share data)	2025	2024	2023	2022	2021
Statements of income:
Total interest income	$57,037	$51,601	$46,016	$34,819	$29,529
Total interest expense	14,653	14,748	9,875	2,496	2,012
Net interest income	42,384	36,853	36,141	32,323	27,517
Provision (recovery) for credit loss expense	5,375	7,031	442	(895)	(655)
Net interest income after provision (recovery) for credit loss expense	37,009	29,822	35,699	33,218	28,172
Noninterest income	7,295	7,102	6,744	6,711	7,325
Noninterest expense	27,741	24,589	24,060	23,393	22,093
Income before income taxes	16,563	12,335	18,383	16,536	13,404
Income tax provision	3,200	2,323	3,627	3,223	2,567
Net income	$13,363	$10,012	$14,756	$13,313	$10,837

Per share of common stock:
Basic earnings per share	$5.07	$3.76	$5.51	$4.91	$3.97
Diluted earnings per share	5.07	3.76	5.51	4.91	3.97
Dividends	1.64	1.58	1.50	1.30	1.22
Book value	48.07	43.33	40.43	35.43	35.80
Average basic common shares outstanding	2,637,216	2,661,308	2,679,902	2,714,045	2,733,126
Average diluted common shares outstanding	2,637,216	2,661,308	2,679,902	2,714,045	2,733,126

Year-end balances:
Loans, net	$817,308	$730,046	$694,797	$620,333	$541,536
Securities	317,286	331,529	368,153	401,144	311,245
Total assets	1,292,736	1,191,500	1,178,689	1,159,108	1,144,239
Deposits	1,127,915	1,044,887	1,027,427	1,023,417	1,002,747
Borrowings	32,434	26,949	37,597	35,011	39,937
Shareholders’ equity	126,280	114,835	107,939	95,920	97,315

Average balances:
Loans, net	$780,998	$710,963	$660,266	$580,454	$554,547
Securities	313,998	351,731	385,666	388,827	231,285
Total assets	1,239,521	1,181,417	1,158,286	1,151,925	1,111,808
Deposits	1,086,710	1,035,559	1,017,983	1,012,629	969,009
Borrowings	25,393	28,709	34,525	40,218	42,600
Shareholders’ equity	122,149	111,722	100,452	94,850	96,145

Select ratios:
Net interest margin, FTE basis[1]	3.63%	3.31%	3.32%	2.98%	2.63%
Return on average total assets	1.08	0.85	1.27	1.16	0.97
Return on average shareholders’ equity	10.94	8.96	14.69	14.04	11.27
Average shareholders’ equity as a percent of average total assets	9.85	9.46	8.67	8.23	8.65
Net loan charge-offs (recoveries) as a percent of average loans	0.05	0.87	(0.02)	(0.02)	0.00
Allowance for credit losses on loans as a percent of loans at year-end	1.50	1.03	0.94	1.09	1.39
Shareholders’ equity as a percent of total year-end assets	9.77	9.64	9.16	8.28	8.50
Dividend payout ratio[2]	32.35	42.02	27.20	26.48	30.73

1 Net interest margin is shown on a fully taxable equivalent, ("FTE") basis, (non-GAAP).

2 Dividend payout ratio is calculated as dividends per share as a percentage of earnings per share.

RESULTS OF OPERATIONS

Net Income

CSB’s 2025 net income was $13.4 million compared to $10.0 million for 2024, an increase of 33.5%. Total revenue, net interest income plus noninterest income, increased $5.7 million, or 13%, over the prior year to a total of $50 million. The provision for credit loss expense decreased to $5.4 million as compared to $7.0 million for the prior year. Noninterest expense increased $3.2 million, or 13% and the provision for income tax increased $877 thousand over the prior year due to an increase in taxable income. Basic and diluted earnings per share were $5.07, up 35% from the prior year. The return on average assets was 1.08% in 2025 compared to 0.85% in 2024 and return on average equity was 10.94% in 2025 compared to 8.96% in 2024.

Net Interest Income

(Dollars in thousands)	2025	2024
Net interest income	$42,384	$36,853
Taxable equivalent	122	143
Net interest income, FTE[1]	$42,506	$36,996
Net interest margin	3.62%	3.30%
Taxable equivalent adjustment	0.01	0.01
Net interest margin, FTE[1]	3.63%	3.31%

1 Taxable equivalent adjustments have been computed assuming a 21% tax rate in 2025, and 2024 (non-GAAP).

Net interest income is the largest source of the Company’s revenue and consists of the difference between interest income generated on earning assets and interest expense incurred on liabilities (deposits, short-term and long-term borrowings). Changes in volume, interest rates, composition of interest-earning assets, and interest-bearing liabilities affect net interest income. Net interest income increased $5.5 million, or 15%, in 2025 compared to 2024. The increase was a result of a $5.4 million increase in interest income and a decrease of $95 thousand in interest expense. The FTE net interest margin increased to 3.63% from 3.31% in 2024.

Interest income increased $5.4 million, or 11%, in 2025 compared to 2024 primarily due to an increase of $5.3 million, or 13%, in interest and fees on loans primarily due to an increase in average balances of $70 million and an increase in yield of 15 basis points ("bps"). Interest income on taxable securities decreased $300 thousand due to a decrease in average balances of $35 million. Interest income on interest-earning deposits mainly held at the Federal Reserve increased $530 thousand in 2025 compared to 2024 primarily due to an increase in average balances of $22 million.

Interest expense decreased $95 thousand, or less than 1%, in 2025 as compared to 2024, primarily due to lower cost of deposits as short-term interest rates dropped. Average noninterest-bearing demand and interest-bearing demand deposit balances increased $6 million during the year and average time deposit balances increased $34 million, and the average interest rate paid on time deposits decreased by 30 bps.

The following table provides detailed analysis of changes in average balances, yield, and net interest income:

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	2025			2024
(Dollars in thousands)	Average Balance [1]	Interest	Average Rate [2]	Average Balance [1]	Interest	Average Rate [2]
Interest-earning assets
Interest-earning deposits in other banks	$68,320	$2,935	4.30%	$46,309	$2,405	5.19%
Securities:
Taxable	297,580	7,015	2.36	332,849	7,315	2.20
Tax exempt [4]	16,418	373	2.27	18,882	435	2.30
Loans [3,4]	789,383	46,836	5.93	719,028	41,589	5.78
Total interest- earning assets	1,171,701	57,159	4.88%	1,117,068	51,744	4.63%
Noninterest- earning assets
Cash and due from banks	18,890			18,302
Bank premises and equipment, net	13,824			13,565
Other assets	43,491			40,547
Allowance for credit losses on loans	(8,385)			(8,065)
Total assets	$1,239,521			$1,181,417

Interest-bearing liabilities
Demand deposits	$233,401	1,699	0.73%	$227,842	2,053	0.90%
Savings deposits	313,766	2,934	0.94	302,621	3,242	1.07
Time deposits	257,827	9,750	3.78	223,421	9,109	4.08
Borrowed funds	25,393	270	1.06	28,709	344	1.20
Total interest- bearing liabilities	830,387	14,653	1.76%	782,593	14,748	1.88%
Noninterest-bearing liabilities and shareholders’ equity
Demand deposits	281,716			281,675
Other liabilities	5,269			5,427
Shareholders’ equity	122,149			111,722
Total liabilities and equity	$1,239,521			$1,181,417
Net interest income [4]		42,506			36,996
FTE adjustment		(122)			(143)
GAAP net interest income		$42,384			$36,853
Net interest margin FTE			3.63%			3.31%
Net interest spread			3.12%			2.75%

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

The following table compares the impact of changes in average rates and average volumes on net interest income:

RATE/VOLUME ANALYSIS OF CHANGES IN INCOME AND EXPENSE1

	2025 v. 2024
	Net Increase
(Dollars in thousands)	(Decrease)	Volume	Rate
Increase (decrease) in interest income:
Federal Funds	$(4)	$0	$(4)
Interest-earning deposits in other banks	534	947	(413)
Securities:
Taxable	(300)	(841)	541
Tax exempt [2]	(62)	(56)	(6)
Loans [2]	5,247	4,117	1,130
Total interest income change [2]	5,415	4,167	1,248
Increase (decrease) in interest expense:
Demand deposits	(354)	40	(394)
Savings deposits	(308)	104	(412)
Time deposits	641	1,301	(660)
Borrowed funds	(74)	(35)	(39)
Total interest expense change	(95)	1,410	(1,505)
Net interest income change [2]	$5,510	$2,757	$2,753

1 Changes attributable to both volume and rate, which cannot be segregated, have been allocated based on the absolute value of the change due to volume and the change due to rate.

2 Interest income is shown on a fully tax-equivalent basis (non-GAAP).

Provision (Recovery) for Credit Losses on Loans and Off-Balance Sheet Commitments

The provision for credit losses on loans is determined by management as the amount required to bring the allowance for credit losses to a level considered appropriate to absorb an estimation of credit loss during the expected weighted average life of the loan. During 2025, a provision for credit loss expense on loans of $5.3 million was recognized compared to a provision of $7.2 million in 2024. A provision for credit loss expense on off-balance sheet commitments of $72 thousand was recognized in 2025 as compared to a recovery for credit loss expense for off-balance sheet commitments of $213 thousand in 2024. Nonperforming loans decreased $1.1 million from 2024 to 2025. See Financial Condition – Allowance for Credit Losses for additional discussion and information relative to the provision for credit losses.

Noninterest Income

YEARS ENDED DECEMBER 31
		Change from 2024
(Dollars in thousands)	2025	Amount	%	2024
Service charges on deposit accounts	$1,212	$56	5%	$1,156
Trust services	1,146	(73)	(6)	1,219
Debit card interchange fees	2,207	92	—	2,115
Credit card fees	670	27	4	643
Gain on sale of loans, including MSRs	285	4	1	281
Earnings on bank-owned life insurance	943	129	16	814
Unrealized gain on equity securities	12	4	50	8
Other	820	(46)	(5)	866
Total noninterest income	$7,295	$193	3%	$7,102

Noninterest income increased $193 thousand, or 3%, in 2025 compared to the same period in 2024. Earnings on bank owned life insurance increased $129 thousand, with the purchase of an additional $2 million of insurance. Debit card interchange income increased $92 thousand due to an overall increase in volume. Service charges on deposit accounts increased $56 thousand, as increases in monthly deposit account service charges and increases in non-sufficient funds ("NSF") charges. Trust services revenue decreased $73 thousand due to a one time fee collected in 2024 which did not recur in 2025.

Noninterest Expenses

YEARS ENDED DECEMBER 31
		Change from 2024
(Dollars in thousands)	2025	Amount	%	2024
Salaries and employee benefits	$15,859	$2,236	16%	$13,623
Occupancy expense	1,366	194	17	1,172
Equipment expense	847	(16)	(2)	863
Professional and director fees	1,793	228	15	1,565
Ohio financial institutions tax	918	54	6	864
Marketing and public relations	597	36	6	561
Software expense	1,813	104	6	1,709
Debit card expense	829	74	10	755
FDIC insurance	559	21	4	538
Other	3,160	221	8	2,939
Total noninterest expenses	$27,741	$3,152	13%	$24,589

Noninterest expense increased $3 million, or 13%, in 2025 compared to 2024. Salaries and employee benefits increased $2 million with increases in base salaries due to filled positions and increases in medical, incentive compensation and retirement benefits. Professional and director fees increased $228 thousand, primarily from increases in legal and audit and accounting expenses. Occupancy expense increased $194 thousand, due to snow removal and HVAC repairs. Other expenses increased $221 thousand, or 8% as increases in education expenses of $53 thousand over the prior year contributed to this difference.

Income Taxes

The provision for income taxes amounted to $3.2 million in 2025 as compared to $2.3 million in 2024. The increase in 2025 resulted from higher taxable income. The corporate statutory tax rate was 21% for 2025 and 2024. The effective tax rate in 2025 and 2024 was 19.3% and 18.8%, respectively.

FINANCIAL CONDITION

Total assets of the Company were $1.3 billion and $1.2 billion on December 31, 2025 and 2024, representing an increase of $101 million, or 8%. Net loans increased $87 million, or 12%, while investment securities decreased $14 million, or 4%, and total cash and cash equivalents increased $26 million, or 35%. Deposits increased $83 million and short-term borrowings decreased $6 million, while other borrowings from the Federal Home Loan Bank (“FHLB”) decreased by $349 thousand.

Securities

Total investment securities decreased $14 million, or 4%, to $317 million at year-end 2025, primarily related to principal repayments on mortgage-backed securities. CSB’s portfolio is primarily comprised of agency mortgage-backed securities, obligations of state and political subdivisions, U.S. Treasury notes, other government agencies’ debt, and corporate bonds. Restricted securities consist primarily of FHLB stock.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. The Company’s municipal bond portfolio consists of tax-exempt general obligation and revenue bonds. As of December 31, 2025, 99% of such bonds held an S&P or Moody’s investment grade rating, and 1% were non-rated local issues. The municipal portfolio includes a broad spectrum of counties, cities, universities, and school districts with 75% of the portfolio originating in Ohio, and 25% in Pennsylvania. Gross unrealized security losses within the portfolio were 9% of total securities on December 31, 2025, reflecting interest rate increases, not credit downgrades.

One of the primary functions of the securities portfolio is to provide a source of liquidity and it is structured such that maturities and cash flows provide a portion of the Company’s liquidity needs and asset/liability management requirements.

Loans

Total loans increased $92 million, or 12%, during 2025. Volume increases were recognized as follows: commercial real estate $65 million, or 34%, commercial real estate buildings held for investment and leased to others increased $13 million, or 13%, residential real estate loans increased $16 million, or 9%, and home equity lines of credit increased $8 million, or 17%. Commercial and industrial loans increased $8 million, or 6% during 2025, construction loans decreased $16 million, or 25%, and consumer installment loans, including consumer indirect loans, also decreased $2 million, or 10%. At year-end 2025, commercial real estate is comprised mostly of owner occupied buildings of $256 million, and $114 million of buildings held for investment and leased to others. Owner occupied buildings are mostly light industrial, warehouse buildings and auto repair. Investment properties include healthcare buildings, retail strip centers, and residential investment properties.

The Company originated $78 million and $58 million of residential mortgage loans held in the portfolio, including residential construction, conventional 1-4 family, and equity line loans, which were predominately variable rate, in 2025 and 2024, respectively. Demand for homes increased as rates declined then stabilized and borrowers chose variable-rate products hopeful for lower rates in the future, thus limiting the Company's mortgage sales to $8 million in 2025 and $9 million in 2024. Home equity loan balances increased $8 million during 2025 with demand improving as interest rates dropped.

Management anticipates modest economic growth in the Company’s local service areas will continue. Commercial and commercial real estate loans, in aggregate, comprise approximately 63% and 59% of the total loan portfolio at year-end 2025 and 2024, respectively. Residential real estate loans approximated 30% of the portfolio in 2025 and 2024. Construction and land development loans decreased from 9% to 6% of the portfolio. The Company is well within the respective regulatory guidelines for investment in construction, development, and investment property loans that are not owner occupied. The Company has very little exposure to commercial office space leased properties. See Note 3 - Loans for further discussion on Concentrations of Credit. Most of the Company’s lending activity is with customers primarily located within Holmes, Medina, Stark, Tuscarawas and Wayne counties in Ohio.

Nonperforming Assets, Individually Evaluated Loans, and Loans Past Due 90 Days or More

Nonperforming assets consist of nonaccrual loans, loans past due 90 days and still accruing, and other real estate acquired through or in lieu of foreclosure. Loans are placed on nonaccrual status when they become past due 90 days or more, or when mortgage loans are past due as to principal and interest 120 days or more, unless they are both well secured and in the process of collection. During 2025, $614 thousand in nonaccrual loans were collected, $404 thousand were charged-off, and $451 thousand new loans entered nonaccrual status.

NONPERFORMING ASSETS	December 31
(Dollars in thousands)	2025	2024
Nonaccrual loans
Commercial and industrial	$9	$449
Commercial real estate	161	501
Commercial lessors of buildings	—	3
Construction	—	—
Consumer mortgage	336	80
Home equity line of credit	64	71
Consumer installment	32	48
Consumer indirect	50	67

Loans past due 90 days or more and still accruing	—	486
Total nonperforming loans	652	1,705

Other real estate owned	—	—
Other repossessed assets	—	14
Total nonperforming assets	$652	$1,719

Nonaccrual loans to total loans	0.08%	0.17%

Allowance for Credit Losses

The allowance for credit losses ("ACL") is maintained at a level considered by management to be adequate to cover credit losses currently expected over the weighted average life of the loan pools. The ACL increased by $5 million, or 64%, to $12.5 million on December 31, 2025, from $7.6 million on December 31, 2024. The additional ACL was primarily the result of the recognition of a fourth quarter valuation allowance of $4 million for one large commercial credit that remains a performing asset. The Bank continues to maintain qualitative factors tied to changes in the lending policy, economic conditions, lending credit management, delinquent and classified loans, and the value of collateral.

ALLOWANCE FOR CREDIT LOSSES	FOR THE YEAR ENDED
(Dollars in thousands)	2025		2024
Net charge-offs (recoveries) as a percentage of average total loans	0.05%		0.87%
Allowance for credit losses as a percentage of total loans	1.50		1.03
Allowance for credit losses to total nonaccrual loans	19.13	x	6.23	x

Components of the allowance for credit losses:
General reserves	$8,470		$7,595
Specific reserve allocations	4,000		—
Total allowance for credit losses	$12,470		$7,595

The ACL on loans totaled $12.5 million, or 1.5% of total loans at year-end 2025 as compared to $7.6 million, or 1.03%, of total loans at year-end 2024. The Bank had net credit losses of $428 thousand in 2025, compared to $6.3 million in 2024. During fourth quarter 2025, a performing loan was determined to be collateral dependent through continued operation. As a result, a $4 million valuation allowance was recognized. As previously disclosed during 2024, the credit facility being liquidated through court receivership has no remaining loan balances at December 31, 2025.

The Company maintains an internal watch list for loans where management’s analysis of the borrower’s operating results and financial condition indicates the borrower’s cash flows are inadequate to meet its debt service requirements and for loans where there exists an increased risk that a shortfall may occur. See the Credit Quality Indicators section of Note 3 to the Consolidated Financial Statements for additional information. Nonperforming loans, which consist of loans past due 90 days or more and nonaccrual loans, aggregated $652 thousand, or 0.08%, of loans at year-end 2025 compared to $1.7 million, or 0.23%, of loans at year-end 2024.

Other Assets

Net premises and equipment decreased $492 thousand to $13.6 million at year-end 2025 with $426 thousand in capitalized purchases and $886 thousand in depreciation expense. Total bank-owned life insurance increased from $28 million at year-end 2024 to $31 million at year-end 2025, including a $2 million purchase of insurance and increasing cash surrender values. There was no other real estate owned on December 31, 2025 or 2024. The Company recognized a net deferred tax asset of $2.3 million on December 31, 2025, and 2024, respectively.

Deposits

The Company’s deposits are obtained primarily from individuals and businesses located in its market area. For deposits, the Company must compete with products offered by other financial institutions, as well as alternative investment options. Market rates on deposits and cash management products decreased during the year.

	December 31		Change from 2024
(Dollars in thousands)	2025	2024	Amount	%
Noninterest-bearing demand	$288,947	$281,358	$7,589	3%
Interest-bearing demand	259,866	218,866	41,000	19
Traditional savings	166,951	161,354	5,597	3
Money market savings	149,245	140,056	9,189	7
Time deposits in excess of $250,000	81,301	79,634	1,667	2
Other time deposits	180,355	162,869	17,486	11
Total deposits	$1,126,665	$1,044,137	$82,528	8%

Other Funding Sources

The Company obtains additional funds through securities sold under repurchase agreements, overnight borrowings from the FHLB or other financial institutions, and advances from the FHLB. Short-term borrowings, consisting of securities sold under repurchase agreements, increased $5.8 million. Other borrowings, consisting of FHLB advances, decreased $349 thousand as the result of principal repayments. The majority of FHLB borrowings on December 31, 2025, have long term maturities with monthly amortizing payments.

CAPITAL RESOURCES

Total shareholders’ equity was $126.3 million at December 31, 2025, compared to $114.8 million on December 31, 2024. This increase was primarily due to net income of $13.4 million and a $3.4 million decrease in the accumulated other comprehensive loss recognized on the available-for-sale securities portfolio, resulting from investment payment and maturities as well as decreasing interest rates. During 2025, the Company paid $4.3 million in dividends, and repurchased $999 thousand of its common shares. The Board of Directors approved a Stock Repurchase Program on February 26, 2021, allowing the repurchase of up to 5% of the Company’s then-outstanding common shares. Repurchased shares are to be held as treasury stock and are available for general corporate purposes. On December 31, 2025, approximately 22 thousand common shares could still be repurchased under the current authorized program. Shares repurchased during 2025 totaled 23,074 shares for $999 thousand and shares purchased in 2024 totaled 19,849 shares for $762 thousand.

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

LIQUIDITY

	December 31
(Dollars in thousands)	2025	2024	Change from 2024
Cash and cash equivalents	$99,310	$73,509	$25,801
Unused lines of credit	144,813	126,334	18,479
Unpledged AFS securities at fair market value	126,666	123,155	3,511
	$370,789	$322,998	$47,791
Net deposits and short-term liabilities	$1,153,980	$1,068,413	$85,567
Liquidity ratio	32.1%	30.2%
Minimum board approved liquidity ratio	20.0%	20.0%

Liquidity refers to the Company’s ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, pay operating expenses, and meet other obligations. Liquidity is monitored by CSB’s Asset Liability Committee. The Company was within all Board-approved limits on December 31, 2025, and 2024. Additional sources of liquidity include net income, loan repayments, the availability of borrowings, and adjustments of interest rates to attract deposit accounts.

As summarized in the Consolidated Statements of Cash Flows, the most significant investing activities for the Company in 2025 included net loan originations of $92 million and securities purchases of $52 million, offset by maturities and repayment of securities totaling $71 million. The Company’s financing activities included a $83 million increase in deposits, $6 million increase in short-term borrowings, and $4 million decrease in cash dividends paid.

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

Interest rate risk is monitored primarily through the use of an earnings simulation model. The model is highly dependent on various assumptions, which change regularly as the balance sheet and market interest rates change. The earnings simulation model projects change in net interest income resulting from the effect of changes in interest rates. The analysis is performed quarterly over a twenty-four-month horizon. The analysis includes two (2) balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. This analysis is performed by estimating the expected cash flows of the Company’s financial instruments using interest rates in effect at year-end 2025 and 2024. Interest rate risk policy limits are tested by measuring the anticipated change in net interest income over a two-year period. The tests assume quarterly ramped increases and decreases in market interest rates over twenty-four month horizons, as compared to a stable rate environment or base model. The following table reflects the change to net interest income using a dynamic balance sheet for the first twelve-month periods of the twenty-four month horizon.

Net Interest Income at Risk

	December 31, 2025
	Change In Interest Rates (Basis Points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
(Dollars in thousands)	+ 400	$49,820	$1,601	3.3%	± 25%
	+ 300	49,417	1,198	2.5	± 15
	+ 200	49,012	793	1.6	± 10
	+ 100	48,602	383	0.8	± 5
	0	48,219	—	—
	– 100	47,598	(621)	(1.3)	± 5
	– 200	46,983	(1,236)	(2.6)	± 10
	– 300	46,252	(1,967)	(4.1)	± 15
	– 400	45,678	(2,541)	(5.3)	± 25

	December 31, 2024
	+ 400	$42,231	$1,333	3.3%	± 25%
	+ 300	41,902	1,004	2.5	± 15
	+ 200	41,571	673	1.6	± 10
	+ 100	41,237	339	0.8	± 5
	0	40,898	—	—
	– 100	40,432	(466)	(1.1)	± 5
	– 200	40,089	(809)	(2.0)	± 10
	– 300	39,553	(1,345)	(3.3)	± 15
	– 400	38,988	(1,910)	(4.7)	± 25

Management reviews Net Interest Income at Risk with the Board on a periodic basis. Additional earnings simulations are run to test an immediate interest rate shock over a twenty-four month period. The Company was within all Board-approved limits at December 31, 2025 and 2024 for the first twelve-month periods of the twenty-four month horizon.

Economic Value of Equity at Risk

December 31, 2025
Change In Interest Rates (Basis Points)	Percentage Change	Board Policy Limits
+ 400	(6.1)%	± 35%
+ 300	(3.8)	± 30
+ 200	(1.9)	± 20
+ 100	(0.8)	± 15
– 100	(1.0)	± 15
– 200	(4.0)	± 20
– 300	(9.2)	± 30
– 400	(19.0)	± 35

December 31, 2024
+ 400	(5.4)%	± 35%
+ 300	(3.6)	± 30
+ 200	(2.0)	± 20
+ 100	(0.7)	± 15
– 100	(0.8)	± 15
– 200	(2.8)	± 20
– 300	(7.6)	± 30
– 400	(15.9)	± 35

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

Management periodically measures and reviews the economic value of equity at risk with the Board. As of December 31, 2025, the Company was within all policy limits set by the Board.

Significant Assumptions Related to Market Risk

The market risk analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and reactions of depositors to changes in interest rates and this should not be relied upon as being indicative of actual results. Further, the analysis does not contemplate all actions the Company may undertake in response to changes in interest rates.

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

FAIR VALUE MEASUREMENTS

The Company discloses the estimated fair value of its financial instruments on December 31, 2025, and 2024 in Note 15 to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, AND CONTINGENT LIABILITIES AND COMMITMENTS

The following table summarizes the Company’s loan commitments, including letters of credit, as of December 31, 2025:

	Amount of Commitment to Expire Per Period
(Dollars in thousands) Type of Commitment	Total Amount	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Commercial lines of credit	$130,321	$118,630	$7,649	$4,042	$—
Commercial real estate	23,621	8,808	7,409	7,404	—
Home equity line of credit	88,513	6,751	12,371	12,183	57,208
Construction	32,819	32,819		—	—
Consumer lines of credit	643	643	—	—	—
Credit card lines	8,277	8,277	—	—	—
Overdraft privilege	7,133	7,133	—	—	—
Letters of credit	2,257	2,231	11	15	—
Total commitments	$293,584	$185,292	$27,440	$23,644	$57,208

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

The following table summarizes the Company’s other contractual obligations, exclusive of interest, as of December 31, 2025:

	Payment Due by Period
(Dollars in thousands) Contractual Obligations	Total Amount	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Total time deposits	$262,906	$236,830	$25,276	$800	$—
Short-term borrowings	31,517	31,517	—	—	—
Other borrowings	917	262	339	183	133
Operating leases	265	115	117	33	—
Total obligations	$295,605	$268,724	$25,732	$1,016	$133

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

The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the other disclosures presented in the Notes to Consolidated Financial Statements and the 2025 Financial Review, provide information about how significant assets and liabilities are valued in the financial statements and how those values are determined. Management has identified the allowance for credit losses and goodwill as the accounting areas requiring the most subjective and complex estimates, assumptions, and judgments, and as such, could be the most subject to revision as new information becomes available.

As previously noted in the section entitled Allowance for Credit Losses, management performs an analysis to assess the adequacy of its allowance for credit losses using the current expected credit loss (CECL) model. This analysis encompasses a variety of factors including: the potential loss exposure for individually reviewed loans, the historical loss experience, changes in delinquent and classified loans, any significant changes in lending or loan review staff, an evaluation of current and future economic conditions, any significant changes in the volume or mix of loans within each category, a review of the significant concentrations of credit, and any legal, competitive, or regulatory concerns. Potential future earnings volatility is driven by CECL's life of credit loss and economic forecasts of unemployment, recession and future credit loss within the portfolio. Under stress testing performed by the Bank in 2025, the unemployment forecast models as the largest driver of credit loss provision volatility. When sustained unemployment is significantly increased to 8% over a two-year period, an additional provision of approximately $1 million would be required under current model assumptions. While the weighted average life of the loan portfolio remains five years, at December 31, 2025, stressing the commercial real estate, lessors of buildings and residential mortgage portfolios' weighted average lives by 10%, or an increase of 4 months, resulted in a minimal increase of $61 thousand to the allowance for credit losses.

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

COMMON STOCK AND SHAREHOLDER INFORMATION

Common shares of the Company are not traded on an established market. Shares are traded on the OTC market through broker/ dealers under the symbol “CSBB” and through private transactions. The table below represents the range of high and low prices paid for transactions known to the Company. Management does not have knowledge of prices paid on all transactions. Because of the lack of an established market, these prices may not reflect the prices at which stock would trade in an active market. These quotations reflect interdealer prices, without mark-up, mark-down, or commission and may not represent actual transactions. The table specifies cash dividends declared by the Company to its shareholders during 2025 and 2024. No assurances can be given that future dividends will be declared, or if declared, what the amount of any such dividends will be. Additional information concerning restrictions over the payment of dividends is included in Note 12 of the Consolidated Financial Statements.

Quarterly Common Stock Price and Dividend Data

Quarter Ended	High	Low	Dividends Declared Per Share	Dividends Declared
March 31, 2025	$44.49	$36.00	$0.40	$1,056,739
June 30, 2025	45.00	40.02	0.41	1,081,958
September 30, 2025	49.50	43.50	0.41	1,080,153
December 31, 2025	57.00	46.81	0.42	1,103,659

March 31, 2024	$40.90	$35.46	$0.39	$1,039,337
June 30, 2024	41.00	37.17	0.39	1,039,227
September 30, 2024	40.00	37.00	0.40	1,063,810
December 31, 2024	39.50	36.02	0.40	1,061,406

As of December 31, 2025, the Company had 1,013 shareholders of record and 2,627,015 outstanding shares of common stock.

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

Management conducted the required assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based upon this assessment, management believes that the Company’s internal control over financial reporting is effective as of December 31, 2025.

Eddie L. Steiner	Paula J. Meiler
President,	Senior Vice President,
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CSB Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024; the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Allowance for Credit Losses (ACL) – Qualitative Adjustments

Description of the Matter

The Company's loan portfolio totaled $830 million as of December 31, 2025, and the associated ACL was $12.5 million. As discussed in Notes 1 and 3 to the consolidated financial statements, determining the amount of the ACL requires significant judgment about the expected future losses, which is based on a baseline lifetime loss rate, calculated using a weighted-average remaining maturities method, which is then adjusted for current qualitative conditions and reasonable and supportable forecasts. Management applies these qualitative adjustments to the baseline lifetime loss rate to reflect changes in the current and forecasted environment, both internal and external, that are different from the conditions that existed during the historical loss calculation period.

We identified these qualitative adjustments within the ACL as critical audit matters because they involve a high degree of subjectivity. While the determination of these qualitative adjustments includes analysis of observable data over the historical loss period, the judgment required to assess the directionality and magnitude of adjustments is highly subjective. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature of audit evidence and the nature and extent of effort required to address these matters.

How we addressed the matter in our audit

The primary procedures we performed to address these critical audit matters included:

•
Testing the design, implementation, and operating effectiveness of internal controls over the calculation of the ACL, including the qualitative factor adjustments.
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

Cranberry Township, Pennsylvania

March 16, 2026

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)	2025	2024
ASSETS
Cash and cash equivalents
Cash and due from banks	$17,731	$21,287
Interest-earning deposits in other banks	81,332	51,870
Federal funds sold	247	352
Total cash and cash equivalents	99,310	73,509

Securities
Available-for-sale, at fair value	132,217	125,434
Held-to-maturity; fair value of $161,052 in 2025 and $172,603 in 2024 ($0 credit loss allowance for 2025 and 2024)	183,145	204,309
Equity securities	279	266
Restricted stock, at cost	1,645	1,520
Total securities	317,286	331,529

Loans held for sale	213	283

Loans	829,778	737,641
Less allowance for credit losses	12,470	7,595
Net loans	817,308	730,046

Premises and equipment, net	13,577	14,069
Goodwill	4,728	4,728
Bank owned life insurance	31,168	28,225
Accrued interest receivable and other assets	9,146	9,111
TOTAL ASSETS	$1,292,736	$1,191,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$288,947	$281,358
Interest-bearing	838,968	763,529
Total deposits	1,127,915	1,044,887

Short-term borrowings	31,517	25,683
Other borrowings	917	1,266
Allowance for credit losses on off-balance sheet commitments	596	524
Accrued interest payable and other liabilities	5,511	4,305
Total liabilities	1,166,456	1,076,665

SHAREHOLDERS’ EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; and outstanding 2,627,015 shares in 2025 and 2,650,089 in 2024	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	112,146	103,105
Treasury stock at cost: 353,587 shares in 2025, 330,513 shares in 2024	(9,293)	(8,294)
Accumulated other comprehensive loss	(5,017)	(8,420)
Total shareholders’ equity	126,280	114,835
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,292,736	$1,191,500

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2025 and 2024

(Dollars in thousands, except per share data)	2025	2024
INTEREST AND DIVIDEND INCOME
Loans, including fees	$46,794	$41,539
Taxable securities	7,015	7,315
Nontaxable securities	293	342
Other	2,935	2,405
Total interest and dividend income	57,037	51,601
INTEREST EXPENSE
Deposits	14,383	14,404
Short-term borrowings	249	315
Other borrowings	21	29
Total interest expense	14,653	14,748
NET INTEREST INCOME	42,384	36,853

CREDIT LOSS EXPENSE
Provision for credit loss expense - loans	5,303	7,244
Provision (recovery) for credit loss expense - off-balance sheet commitments	72	(213)
Total provision for credit loss expense	5,375	7,031
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	37,009	29,822
NONINTEREST INCOME
Service charges on deposit accounts	1,212	1,156
Trust services	1,146	1,219
Debit card interchange fees	2,207	2,115
Credit card fees	670	643
Gain on sale of loans, net	285	281
Earnings on bank owned life insurance	943	814
Unrealized gain on equity securities	12	8
Other income	820	866
Total noninterest income	7,295	7,102
NONINTEREST EXPENSES
Salaries and employee benefits	15,859	13,623
Occupancy expense	1,366	1,172
Equipment expense	847	863
Professional and director fees	1,793	1,565
Financial institutions tax	918	864
Marketing and public relations	597	561
Software expense	1,813	1,709
Debit card expense	829	755
FDIC insurance expense	559	538
Other expenses	3,160	2,939
Total noninterest expenses	27,741	24,589
INCOME BEFORE INCOME TAXES	16,563	12,335
Federal income tax provision	3,200	2,323
NET INCOME	$13,363	$10,012
Weighted average shares outstanding - basic and diluted	2,637,216	2,661,308
Earnings per share - basic and diluted	$5.07	$3.76

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2025 and 2024

(Dollars in thousands)	2025	2024
Net income	$13,363	$10,012
Other comprehensive income
Unrealized gain on available-for-sale securities arising during the period	4,142	2,166
Amortization of held-to-maturity discount resulting from transfer	165	176
Income tax effect at 21%	(904)	(492)
Other comprehensive income	3,403	1,850
Total comprehensive income	$16,766	$11,862

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

Years Ended December 31, 2025 and 2024

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2023	$18,629	$9,815	$97,297	$(7,532)	$(10,270)	$107,939
Net income	—	—	10,012	—	—	10,012
Other comprehensive income	—	—	—	—	1,850	1,850
Purchase of 19,849 treasury shares	—	—	—	(762)	—	(762)
Cash dividends declared, $1.58 per share	—	—	(4,204)	—	—	(4,204)
BALANCE AT DECEMBER 31, 2024	$18,629	$9,815	$103,105	$(8,294)	$(8,420)	$114,835
Net income	—	—	13,363	—	—	13,363
Other comprehensive income	—	—	—	—	3,403	3,403
Purchase of 23,074 treasury shares	—	—	—	(999)	—	(999)
Cash dividends declared, $1.64 per share	—	—	(4,322)	—	—	(4,322)
BALANCE AT DECEMBER 31, 2025	$18,629	$9,815	$112,146	$(9,293)	$(5,017)	$126,280

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2025 and 2024

(Dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,363	$10,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises, equipment and software	941	941
Deferred income tax expense	909	118
Provision for credit loss expense - loans	5,303	7,244
Gain on sale of loans, net	(285)	(281)
Security amortization, net of accretion	527	677
Secondary market loan sale proceeds	9,103	9,023
Originations of secondary market loans held-for-sale	(8,836)	(9,113)
Earnings on bank-owned life insurance	(943)	(814)
Effects of changes in operating assets and liabilities:
Net deferred loan fees	(69)	(222)
Accrued interest receivable	(275)	(105)
Accrued interest payable	(27)	100
Other assets and liabilities	(215)	(1,915)
Net cash provided by operating activities	$19,496	$15,665
CASH FLOWS FROM INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	$49,557	$31,732
Proceeds from repayments, held-to-maturity	21,042	21,840
Purchases, available-for-sale	(52,439)	(15,290)
Purchase of restricted stock	(286)	—
Redemption of restricted stock	161	15
Loan (originations) and payments, net	(92,496)	(42,271)
Purchases of premises and equipment	(412)	(1,960)
Purchases of software	(14)	(145)
Purchase of bank owned life insurance	(2,000)	(2,000)
Net cash used in investing activities	$(76,887)	$(8,079)

These consolidated financial statements should be read in connection with the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2025 and 2024

(Dollars in thousands)	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$83,028	$17,460
Net change in short-term borrowings	5,834	(10,160)
Repayment of other borrowings	(349)	(488)
Cash dividends paid	(4,322)	(4,204)
Purchase of treasury stock	(999)	(762)
Net cash provided by financing activities	$83,192	$1,846
NET INCREASE IN CASH AND CASH EQUIVALENTS	25,801	9,432
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	73,509	64,077
CASH AND CASH EQUIVALENTS AT END OF YEAR	$99,310	$73,509

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$14,680	$14,647
Income taxes	3,450	2,775

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

BUSINESS SEGMENTS

The Company's operations have been evaluated for segment reporting and management has determined operations are managed along two operating segments, consisting of banking operations and trust services. The Company derives its banking operations revenue from business and consumer customers through loan and deposit products. However, these components are not separately reviewed and expenses are not segregated from the rest of the Company's operations and therefore are not reportable as segments. The Company's chief operating decision maker is the senior management team, which includes the CEO, President, CFO, Chief Risk Officer, Senior Loan Officer and Senior Operations Officer. While the chief operating decision maker uses financial information related to the banking operations and trust services segments to analyze business performance and allocate resources, the trust services segment does not meet the quantitative threshold under GAAP to be considered a reportable segment. Trust services revenue and net income are less than 3% of total Company revenue. As such, these operating segments are aggregated into a single reportable operating segment in the Consolidated Financial Statements.

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

DEBT SECURITIES

At the time of purchase all debt securities are evaluated and designated as available-for-sale (AFS) or held-to-maturity (HTM). Securities designated as AFS are carried at fair value with unrealized gains and losses on such securities, net of applicable income taxes, recognized as other comprehensive income or loss. HTM securities are recorded at amortized cost. Securities transferred from AFS to HTM are carried at their fair value on the date of transfer. On December 31, 2025, 58% of the total investment portfolio was classified as HTM. The amortized cost of debt securities is adjusted for the accretion of discounts to maturity and the amortization of premiums to the earlier of a bond’s call date or maturity based on the interest method. Such amortization and accretion are included in interest and dividends on securities. Gains and losses on sales of securities are accounted for on a trade date basis, using the specific identification method, and are included in noninterest income.

EQUITY SECURITIES

Equity securities are held at fair value. Holding gains and losses are recorded in noninterest income. Dividends on equity securities are recognized as income when earned.

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

ALLOWANCE FOR CREDIT LOSSES (ACL)

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

The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all commercial loans greater than $500 thousand that meet the following criteria: 1) when it is determined that foreclosure is probable, 2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral, and 3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Collateral values are discounted to consider disposal costs when appropriate. A specific reserve or valuation allowance is established or a charge-off is taken if the fair value of the loan is less than the loan balance.

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

OTHER REAL ESTATE OWNED

Other real estate acquired through or in lieu of foreclosure is initially recorded at fair value, less estimated costs to sell, and any loan balance in excess of fair value is charged to the allowance for credit losses. Subsequent valuations are periodically performed, and write-downs are included in noninterest expenses, as well as expenses related to maintenance of the properties. Gains or losses upon sale are recorded through noninterest income. There was no other real estate owned on December 31, 2025 or 2024.

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

GOODWILL

Goodwill is not amortized but is tested for impairment at least annually in the fourth quarter or more frequently if indicators of impairment are present. The evaluation for impairment involves comparing the current fair value of the reporting unit to the carrying value, including goodwill. If the current fair value of a reporting unit exceeds the carrying value, no additional testing is required, and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods, based on observable bank acquisitions in the state of Ohio, to determine the estimated current fair value of its reporting unit. Based on this analysis no impairment was recorded in 2025 or 2024.

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

ADVERTISING COSTS

All advertising costs are expensed as incurred. Advertising expenses amounted to $193 thousand, $187 thousand for the years ended 2025 and 2024, respectively.

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

The weighted average number of common shares outstanding for earnings per share computations was as follows:

(Dollars in thousands, except per share data)	2025	2024
Weighted average common shares issued	2,980,602	2,980,602
Average treasury shares	(343,386)	(319,294)
Total weighted average common shares outstanding basic and diluted	2,637,216	2,661,308
Net income	$13,363	$10,012
Earnings per share, basic and diluted	5.07	3.76

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. This ASU requires disclosure in the notes to financial statements of specified information about certain costs and expenses. Specific disclosures are required for (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas producing activities. The amendments in this Update do not change or remove current expense disclosure requirements. However, the amendments affect where this information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. The amendments in ASU 2024-03 apply only to public business entities and are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326), which amends the guidance in Topic 326 to expand the population of acquired financial assets subject to the gross-up approach to include loans (excluding credit cards) that are acquired without credit deterioration and deemed “seasoned.” All non-purchased credit deteriorated loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-purchased credit deteriorated loans (excluding credit cards) are considered to be seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. ASU 2025-08 should be applied prospectively and is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted. This Update is not expected to have an impact on the Company’s financial statements.

ACCOUNTING PRONOUNCEMENTS ADOPTED IN 2025

During the year ended December 31, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosure, which expands the disclosure requirements for income taxes. The amendment in this update improves financial reporting by requiring disclosure of greater disaggregation of information in the income tax rate reconciliation. The amendment in this update also improves financial reporting by requiring disclosure of income taxes paid by jurisdiction to improve visibility of income taxes paid information. The adoption did not have a material impact on the Company's consolidated financial statements. See Note 8 Income Taxes for more information.

RECLASSIFICATION OF COMPARATIVE AMOUNTS

Certain comparative amounts from the prior years have been reclassified to conform to current year classifications. Such classifications had no effect on net income or shareholders’ equity.

NOTE 2 – SECURITIES

Securities consisted of the following on December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
2025
Available-for-sale
U.S. Treasury securities	$5,010	$10	$—	$—	$5,020
U.S. Government agencies	3,000	—	(92)	—	2,908
Mortgage-backed securities of government agencies	103,198	290	(4,579)	—	98,909
Asset-backed securities of government agencies	355	—	(8)	—	347
State and political subdivisions	11,660	—	(433)	—	11,227
Corporate bonds	14,154	7	(355)	—	13,806
Total available-for-sale	137,377	307	(5,467)	—	132,217
Held-to-maturity
U.S. Treasury securities	5,397	—	(321)	—	5,076
Mortgage-backed securities of government agencies	175,261	32	(21,717)	—	153,576
State and political subdivisions	2,487	—	(87)	—	2,400
Total held-to-maturity	183,145	32	(22,125)	—	161,052
Equity securities	185	94	—	—	279
Restricted stock	1,645	—	—	—	1,645
Total securities	$322,352	$433	$(27,592)	$—	$295,193

2024
Available-for-sale
U.S. Treasury securities	$13,487	$8	$(81)	$—	$13,414
U.S. Government agencies	6,000	—	(302)	—	5,698
Mortgage-backed securities of government agencies	69,746	30	(7,078)	—	62,698
Asset-backed securities of government agencies	404	—	(6)	—	398
State and political subdivisions	15,051	—	(805)	—	14,246
Corporate bonds	30,048	5	(1,073)	—	28,980
Total available-for-sale	134,736	43	(9,345)	—	125,434
Held-to-maturity
U.S. Treasury securities	7,854	—	(621)	—	7,233
Mortgage-backed securities of government agencies	193,937	—	(30,862)	—	163,075
State and political subdivisions	2,518	—	(223)	—	2,295
Total held-to-maturity	204,309	—	(31,706)	—	172,603
Equity securities	185	81	—	—	266
Restricted stock	1,520	—	—	—	1,520
Total securities	$340,750	$124	$(41,051)	$—	$299,823

The amortized cost and fair value of debt securities on December 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$6,074	$6,085
Due after one through five years	25,213	24,552
Due after five through ten years	14,337	13,107
Due after ten years	91,753	88,473
Total debt securities available-for-sale	$137,377	$132,217

Held-to-maturity
Due in one year or less	$2,494	$2,451
Due after one through five years	3,924	3,587
Due after five through ten years	1,538	1,510
Due after ten years	175,189	153,504
Total debt securities held-to-maturity	$183,145	$161,052

Securities with a carrying value of approximately $134 million was pledged on December 31, 2025, and 2024 respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in FHLB and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to $1.1 million and $1.0 million on December 31, 2025, and 2024. Federal Reserve Bank stock was $471 thousand on December 31, 2025, and 2024.

There were no proceeds from sales of debt securities for the years ended December 31, 2025 and 2024. Unrealized gains recognized on equity securities on the consolidated statements of income were $12 thousand and $8 thousand, respectively for the years ended December 31, 2025 and 2024.

The Bank monitors the credit quality of held-to-maturity debt securities primarily through utilizing their credit rating. The Bank monitors the credit rating on a quarterly basis. There are no nonperforming held-to-maturity securities. As of December 31, 2025 and 2024 no ACL was required for any held-to-maturity security. The majority of the securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Bank. The following table summarizes the amortized cost of held-to maturity debt securities at December 31, 2025 and 2024 aggregated by credit quality indicator:

(Dollars in thousands)	U.S. Treasury securities	Mortgage- backed securities of government agencies	State and political subdivisions
December 31, 2025
Credit rating:
AAA / AA / A	$5,397	$175,261	$2,487
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$5,397	$175,261	$2,487

December 31, 2024
Credit rating:
AAA / AA / A	$7,854	$193,937	$2,518
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$7,854	$193,937	$2,518

The following table presents gross unrealized losses, fair value of securities, aggregated by investment category, and length of time individual available-for-sale securities have been in a continuous unrealized loss position, on December 31 2025 and 2024:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
2025
Available-for-sale
U.S. Government agencies	$—	$—	$(92)	$2,908	$(92)	$2,908
Mortgage-backed securities of government agencies	(4)	6,713	(4,575)	38,734	(4,579)	45,447
Asset-backed securities of government agencies	—	—	(8)	347	(8)	347
State and political subdivisions	(2)	1,518	(431)	8,508	(433)	10,026
Corporate bonds	—	—	(355)	12,049	(355)	12,049
Total temporarily impaired available-for-sale securities	$(6)	$8,231	$(5,461)	$62,546	$(5,467)	$70,777

2024
Available-for-sale
U.S. Treasury securities	$—	$—	$(81)	$8,949	$(81)	$8,949
U.S. Government agencies	—	—	(302)	5,698	(302)	5,698
Mortgage-backed securities of government agencies	(88)	12,944	(6,990)	45,063	(7,078)	58,007
Asset-backed securities of government agencies	—	—	(6)	398	(6)	398
State and political subdivisions	(19)	1,446	(786)	12,800	(805)	14,246
Corporate bonds	—	—	(1,073)	27,473	(1,073)	27,473
Total temporarily impaired available-for-sale securities	$(107)	$14,390	$(9,238)	$100,381	$(9,345)	$114,771

There were 82 available-for-sale securities in an unrealized loss position on December 31, 2025, 76 of which were in a continuous loss position for twelve (12) months or more. Each quarter the Company conducts a comprehensive security-level impairment assessment on the securities portfolio. Management believes the Company will fully recover the cost of these securities. Unrealized losses on the Company’s fixed-rate debt securities are a result of interest rate increases. U.S. Treasury securities and investments in securities of U.S. government sponsored agency bonds comprise $107 million of total AFS securities. The remaining $25 million of non-agency debt securities is made up of Corporate Bonds and debt securities of State and Political Subdivisions. For non-agency debt securities, the Company verified the current credit ratings remain above investment grade. Non-rated debt securities total $7 million. Annually, management reviews the credit profile of each non-rated issue and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and, therefore, no allowance for credit losses has been recorded. Management believes the value will recover as the securities approach maturity or market interest rates decline.

NOTE 3 – LOANS

Loans consisted of the following on December 31:

(Dollars in thousands)	2025	2024
Commercial and industrial	$152,657	$144,376
Commercial real estate	255,911	190,514
Commercial lessors of buildings	114,010	101,168
Construction	47,982	64,262
Consumer mortgage	193,298	177,578
Home equity line of credit	52,616	44,971
Consumer installment	9,019	9,645
Consumer indirect	4,366	5,276
Total loans	829,859	737,790
Allowance for credit losses	(12,470)	(7,595)
Deferred loan fees, net	(81)	(149)
Net Loans	$817,308	$730,046

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

The top ten collateral exposures in commercial real estate and commercial lessors of buildings at December 31, 2025 are as follows: Industrial, manufacturing and production $81 million; healthcare facilities $39 million; warehouses $37 million; residential investment property $34 million; animal feed production $25 million; hotels $19 million; auto and trucking repair $19 million; retail strip centers $18 million; retail stores $17 million; and office buildings $13 million. The Company has less than 2% of total loans outstanding to loans secured by commercial office space.

Allowance for Credit Losses

The following table details activity in the allowance for credit losses ("ACL") by portfolio segment for the years ended December 31, 2025, and 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

During 2025, the increase in the provision for credit loss expense for commercial and industrial loans was primarily related to one loan relationship which had a $4 million valuation allowance established during fourth quarter 2025. This commercial credit remains a performing asset and is collateral dependent through its continued operation. The increase in provision for commercial real estate and commercial lessors of buildings loan categories is primarily due to the increase in loan volume. The increase in the historical loss rate also contributed to the increased provision for commercial real estate loans. The provision amounts in the remaining categories primarily relate to changes in loan volume.

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

Summary of Allowance for Credit Losses on Loans

The following table details activity in the allowance for credit losses on loans during the year ended December 31:

(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses (Recovery)	Ending ACL Balance
December 31, 2025
Commercial and industrial	$2,919	$(82)	$25	$4,024	$6,886
Commercial real estate	1,681	(303)	1	1,015	2,394
Commercial lessors of buildings	1,141	—	—	173	1,314
Construction	502	—	—	22	524
Consumer mortgage	812	—	2	24	838
Home equity line of credit	205	—	—	22	227
Consumer installment	92	(71)	12	51	84
Consumer indirect	243	(17)	5	(28)	203
Total	$7,595	$(473)	$45	$5,303	$12,470

December 31, 2024
Commercial and industrial	$1,737	$(5,671)	$74	$6,779	$2,919
Commercial real estate	1,637	(598)	1	641	1,681
Commercial lessors of buildings	1,200	—	—	(59)	1,141
Construction	333	—	—	169	502
Consumer mortgage	1,107	—	10	(305)	812
Home equity line of credit	288	—	—	(83)	205
Consumer installment	76	(65)	17	64	92
Consumer indirect	229	(60)	36	38	243
Total	$6,607	$(6,394)	$138	$7,244	$7,595

Age Analysis of Past-Due Loans Receivable and Nonperforming Loans

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans
December 31, 2025
Commercial and industrial	$152,589	$48	$20	$—	$68	$152,657
Commercial real estate	255,835	76	—	—	76	255,911
Commercial lessors of buildings	114,010	—	—	—	—	114,010
Construction	47,962	20	—	—	20	47,982
Consumer mortgage	192,673	223	402	—	625	193,298
Home equity line of credit	52,221	320	75	—	395	52,616
Consumer installment	9,002	17	—	—	17	9,019
Consumer indirect	4,318	14	34	—	48	4,366
Total Loans	$828,610	$718	$531	$—	$1,249	$829,859

December 31, 2024
Commercial and industrial	$144,274	$46	$56	$—	$102	$144,376
Commercial real estate	190,514	—	—	—	—	190,514
Commercial lessors of buildings	101,168	—	—	—	—	101,168
Construction	64,262	—	—	—	—	64,262
Consumer mortgage	176,403	633	56	486	1,175	177,578
Home equity line of credit	44,595	376	—	—	376	44,971
Consumer installment	9,637	5	3	—	8	9,645
Consumer indirect	5,238	27	11	—	38	5,276
Total Loans	$736,091	$1,087	$126	$486	$1,699	$737,790

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of December 31:

(Dollars in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
December 31, 2025
Commercial and industrial	$—	$9	$9	$—	$9
Commercial real estate	—	161	161	—	161
Commercial lessors of buildings	—	—	—	—	—
Construction	—	—	—	—	—
Consumer mortgage	—	336	336	—	336
Home equity line of credit	—	64	64	—	64
Consumer installment	—	32	32	—	32
Consumer indirect	—	50	50	—	50
Total Loans	$—	$652	$652	$—	$652

December 31, 2024
Commercial and industrial	$413	$36	$449	$—	$449
Commercial real estate	497	4	501	—	501
Commercial lessors of buildings	—	3	3	—	3
Construction	—	—	—	—	—
Consumer mortgage	—	80	80	486	566
Home equity line of credit	—	71	71	—	71
Consumer installment	—	48	48	—	48
Consumer indirect	—	67	67	—	67
Total Loans	$910	$309	$1,219	$486	$1,705

Interest income recognized on nonaccrual loans as of December 31, 2025 was $2 thousand on commercial real estate loans, $29 thousand on consumer mortgage loans, $24 thousand on commercial & industrial loans, and $4 thousand on installment loans. Several consumer mortgage loans on nonaccrual are at an amortized cost basis of $0 and all payments are being recognized as interest income when received.

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

	Type of Collateral
(Dollars in thousands)	Real Estate		Blanket Liens
December 31, 2025
Commercial and industrial	$4,411	[1]	$7,078
Commercial real estate	20,446	[2]	—
Total collateral dependent loans	$24,857		$7,078

December 31, 2024
Commercial and industrial	$—		$413
Commercial real estate	501		—
Total collateral dependent loans	$501		$413

1 Balances include $3.5 million USDA guarantee.

2 Balances include $16.4 million USDA guarantee.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Based on the most recent analysis performed, the following tables present the recorded investment in non-homogeneous loans by internal risk rating system:

	Term Loans Amortized Costs Basis by Origination Year
(Dollars in thousands)	2025	2024	2023		2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2025
Commercial and industrial:
Pass	$21,139	$18,113	$15,011		$9,206	$4,524	$5,519	$51,362	$—	$124,874
Special mention	—	—	44		52	42	—	107	—	245
Substandard	957	—	10,560	[1]	4,363	306	904	10,448	—	27,538
Doubtful	—	—	—		—	—	—	—	—	—
Total	$22,096	$18,113	$25,615		$13,621	$4,872	$6,423	$61,917	$—	$152,657
YTD gross charge-offs	$—	$—	$55		$—	$—	$—	$27	$—	$82
Commercial real estate:
Pass	$41,371	$28,413	$30,621		$35,659	$40,055	$31,846	$1,471	$—	$209,436
Special Mention	—	—	—		671	2,702	11,133	—	—	14,506
Substandard	128	333	20,954	[2]	453	1,587	8,514	—	—	31,969
Doubtful	—	—	—		—	—	—	—	—	—
Total	$41,499	$28,746	$51,575		$36,783	$44,344	$51,493	$1,471	$—	$255,911
YTD gross charge-offs	$—	$—	$303		$—	$—	$—	$—	$—	$303
Commercial lessors of buildings:
Pass	$22,800	$19,788	$21,547		$19,952	$14,219	$14,101	$438	$—	$112,845
Special Mention	—	—	—		—	172	—	—	—	172
Substandard	—	—	—		—	—	955	38	—	993
Doubtful	—	—	—		—	—	—	—	—	—
Total	$22,800	$19,788	$21,547		$19,952	$14,391	$15,056	$476	$—	$114,010
YTD gross charge-offs	$—	$—	$—		$—	$—	$—	$—	$—	$—
Commercial construction:
Pass	$13,734	$10,226	$2,368		$7,471	$684	$1,182	$2,049	$—	$37,714
Special Mention	—	—	—		—	—	—	—	—	—
Substandard	—	—	—		—	—	68	—	—	68
Doubtful	—	—	—		—	—	—	—	—	—
Total	$13,734	$10,226	$2,368		$7,471	$684	$1,250	$2,049	$—	$37,782
YTD gross charge-offs	$—	$—	$—		$—	$—	$—	$—	$—	$—
Total
Pass	$99,044	$76,540	$69,547		$72,288	$59,482	$52,648	$55,320	$—	$484,869
Special Mention	—	—	44		723	2,916	11,133	107	—	14,923
Substandard	1,085	333	31,514	[1,2]	4,816	1,893	10,441	10,486	—	60,568
Doubtful	—	—	—		—	—	—	—	—	—
Total	$100,129	$76,873	$101,105		$77,827	$64,291	$74,222	$65,913	$—	$560,360
YTD gross charge-offs	$—	$—	$358		$—	$—	$—	$27	$—	$385

1 Balances include $3.5 million USDA guarantee.

2 Balances include $16.4 million USDA guarantee.

	Term Loans Amortized Costs Basis by Origination Year
(Dollars in thousands)	2024	2023		2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2024
Commercial and industrial:
Pass	$20,361	$20,376		$14,446	$7,291	$2,920	$6,576	$44,566	$—	$116,536
Special mention	—	869		2,227	812	161	—	1,987	—	6,056
Substandard	—	8,479	[1]	4,170	650	109	1,107	7,269	—	21,784
Doubtful	—	—		—	—	—	—	—	—	—
Total	$20,361	$29,724		$20,843	$8,753	$3,190	$7,683	$53,822	$—	$144,376
YTD gross charge-offs	$—	$1,393		$—	$10	$—	$—	$4,268	$—	$5,671
Commercial real estate:
Pass	$15,216	$25,238		$39,541	$41,742	$13,049	$25,258	$154	$—	$160,198
Special Mention	—	—		1,245	5,216	2,013	9,701	—	—	18,175
Substandard	345	1,252		196	2,211	6	8,131	—	—	12,141
Doubtful	—	—		—	—	—	—	—	—	—
Total	$15,561	$26,490		$40,982	$49,169	$15,068	$43,090	$154	$—	$190,514
YTD gross charge-offs	$—	$598		$—	$—	$—	$—	$—	$—	$598
Commercial lessors of buildings:
Pass	$22,287	$23,003		$21,576	$15,206	$3,043	$13,792	$384	$—	$99,291
Special Mention	—	—		—	180	—	—	—	—	180
Substandard	—	—		557	94	949	59	38	—	1,697
Doubtful	—	—		—	—	—	—	—	—	—
Total	$22,287	$23,003		$22,133	$15,480	$3,992	$13,851	$422	$—	$101,168
YTD gross charge-offs	$—	$—		$—	$—	$—	$—	$—	$—	$—
Commercial construction:
Pass	$12,420	$9,588		$8,084	$818	$845	$431	$2,239	$—	$34,425
Special Mention	—	—		—	—	—	—	—	—	—
Substandard	—	20,500	[2]	—	—	—	74	—	—	20,574
Doubtful	—	—		—	—	—	—	—	—	—
Total	$12,420	$30,088		$8,084	$818	$845	$505	$2,239	$—	$54,999
YTD gross charge-offs	$—	$—		$—	$—	$—	$—	$—	$—	$—
Total
Pass	$70,284	$78,205		$83,647	$65,057	$19,857	$46,057	$47,343	$—	$410,450
Special Mention	—	869		3,472	6,208	2,174	9,701	1,987	—	24,411
Substandard	345	30,231	[1,2]	4,923	2,955	1,064	9,371	7,307	—	56,196
Doubtful	—	—		—	—	—	—	—	—	—
Total	$70,629	$109,305		$92,042	$74,220	$23,095	$65,129	$56,637	$—	$491,057
YTD gross charge-offs	$—	$1,991		$—	$10	$—	$—	$4,268	$—	$6,269

1 Balances include $1.9 million USDA guarantee.

2 Balances include $16.4 million USDA guarantee.

The Company monitors the credit risk profile by payment activity for the loan classes listed below. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. The following table presents the amortized cost in residential consumer loans based on payment activity:

	Term Loans Amortized Costs Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2025
Consumer mortgage:
Performing	$23,328	$30,593	$25,839	$29,546	$29,711	$53,945	$—	$—	$192,962
Nonperforming	—	—	190	—	—	146	—	—	336
Total	$23,328	$30,593	$26,029	$29,546	$29,711	$54,091	$—	$—	$193,298
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer construction:
Performing	$8,782	$716	$72	$464	$114	$52	$—	$—	$10,200
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$8,782	$716	$72	$464	$114	$52	$—	$—	$10,200
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$52,201	$351	$52,552
Nonperforming	—	—	—	—	—	—	64	—	64
Total	$—	$—	$—	$—	$—	$—	$52,265	$351	$52,616
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$4,215	$1,837	$1,728	$735	$269	$147	$56	$—	$8,987
Nonperforming	—	—	3	2	—	27	—	—	32
Total	$4,215	$1,837	$1,731	$737	$269	$174	$56	$—	$9,019
YTD gross charge-offs	$17	$21	$14	$4	$2	$13	$—	$—	$71
Consumer indirect:
Performing	$392	$516	$466	$708	$422	$1,812	$—	$—	$4,316
Nonperforming	—	—	12	—	—	38	—	—	50
Total	$392	$516	$478	$708	$422	$1,850	$—	$—	$4,366
YTD gross charge-offs	$—	$—	$—	$—	$—	$17	$—	$—	$17
Total
Performing	$36,717	$33,662	$28,105	$31,453	$30,516	$55,956	$52,257	$351	$269,017
Nonperforming	—	—	205	2	—	211	64	—	482
Total	$36,717	$33,662	$28,310	$31,455	$30,516	$56,167	$52,321	$351	$269,499
Total YTD gross charge-offs	$17	$21	$14	$4	$2	$30	$—	$—	$88

	Term Loans Amortized Costs Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2024
Consumer mortgage:
Performing	$21,807	$28,296	$31,939	$32,540	$28,571	$33,859	$—	$—	$177,012
Nonperforming	—	—	359	76	51	80	—	—	566
Total	$21,807	$28,296	$32,298	$32,616	$28,622	$33,939	$—	$—	$177,578
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer construction:
Performing	$7,511	$657	$810	$159	$86	$40	$—	$—	$9,263
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$7,511	$657	$810	$159	$86	$40	$—	$—	$9,263
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$44,865	$35	$44,900
Nonperforming	—	—	—	—	—	—	71	—	71
Total	$—	$—	$—	$—	$—	$—	$44,936	$35	$44,971
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$3,660	$3,427	$1,630	$443	$209	$165	$63	$—	$9,597
Nonperforming	—	6	3	3	—	36	—	—	48
Total	$3,660	$3,433	$1,633	$446	$209	$201	$63	$—	$9,645
YTD gross charge-offs	$3	$23	$20	$5	$4	$10	$—	$—	$65
Consumer indirect:
Performing	$766	$611	$923	$499	$484	$1,926	$—	$—	$5,209
Nonperforming	—	18	—	—	—	49	—	—	67
Total	$766	$629	$923	$499	$484	$1,975	$—	$—	$5,276
YTD gross charge-offs	$—	$—	$—	$—	$—	$60	$—	$—	$60
Total
Performing	$33,744	$32,991	$35,302	$33,641	$29,350	$35,990	$44,928	$35	$245,981
Nonperforming	—	24	362	79	51	165	71	—	752
Total	$33,744	$33,015	$35,664	$33,720	$29,401	$36,155	$44,999	$35	$246,733
Total YTD gross charge-offs	$3	$23	$20	$5	$4	$70	$—	$—	$125

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

There were two modifications of loans to borrowers experiencing financial difficulty completed during the year ended December 31, 2025 and no modifications of loans to borrowers experiencing financial difficulty completed during 2024.

	Term Extension
(Dollars in thousands)	Amortized Cost Basis at December 31, 2025	% of Total Class of Financing Receivable
Home equity line of credit	$322	1%
Total	$322

Term Extension
Loan Type	Financial Effect
Home equity line of credit	Added a 5 year term extension to each of the loans

Real Estate Loans in Foreclosure

There was no other real estate owned on December 31, 2025, or 2024. There were no mortgage loans in the process of foreclosure on December 31, 2025 and $74 thousand on December 31, 2024. There were no repossessed assets on December 31, 2025, and $14 thousand on December 31, 2024.

Mortgage Servicing Rights

For the years ended December 31, 2025 and 2024, the Company had outstanding MSRs of $625 thousand and $621 thousand, respectively. The capitalized additions of servicing rights are included in net gain on sale of loans on the Consolidated Statements of Income. No valuation allowance was recorded on December 31, 2025 or 2024, as the fair value of the MSRs approximates their carrying value. On December 31, 2025, the Company had $119 million residential mortgage loans sold with servicing retained as compared to $122 million sold with servicing retained on December 31, 2024.

Total loans serviced for others including commercial loans, approximated $132 million and $136 million on December 31, 2025, and 2024, respectively.

The following summarizes mortgage servicing rights capitalized and amortized during each year:

(Dollars in thousands)	2025	2024
Beginning of year	$621	$600
Capitalized additions	87	88
Amortization	(83)	(67)
Valuation allowance	—	—
End of year	$625	$621

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following on December 31:

(Dollars in thousands)	2025	2024
Land and improvements	$2,561	$2,561
Buildings and improvements	16,000	15,993
Furniture and equipment	6,995	7,234
Leasehold improvements	340	340
Premises and equipment, cost	25,896	26,128
Accumulated depreciation	(12,319)	(12,059)
Premises and equipment, net	$13,577	$14,069

Depreciation expense amounted to $886 thousand and $879 thousand for the years ended December 31, 2025, and 2024, respectively.

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

As of December 31, 2025 and 2024, operating lease ROU assets were $256 thousand and $203 thousand, and lease liabilities were $249 thousand and $196 thousand, respectively. These amounts are included in other assets and other liabilities on the Consolidated Balance Sheets. For the years ended December 31, 2025, and 2024, CSB recognized $129 thousand and $123 thousand in lease expense respectively, which is included in occupancy expense on the Consolidated Statements of Income. Cash paid for ROU leases was $116 thousand and $111 thousand for the years ended December 31, 2025 and 2024, respectively.

The following table summarizes other information related to operating leases:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term - operating leases in years	2.91	1.80
Weighted-average discount rate - operating leases	3.99%	2.69%

The following table presents aggregate lease maturities and obligations:

(Dollars in thousands)
December 31, 2025
2026	$115
2027	81
2028	36
2029	33
2030	—
2031 and thereafter	—
Total lease payments	265
Less: interest	16
Present value of lease liabilities	$249

NOTE 6 – INTEREST-BEARING DEPOSITS

Interest-bearing deposits on December 31 were as follows:

(Dollars in thousands)	2025	2024
Demand	$259,866	$218,866
Savings	316,196	301,410
Time deposits:
$250,000 and greater	82,551	80,384
Other	180,355	162,869
Total interest-bearing deposits	$838,968	$763,529

On December 31, 2025, stated maturities of time deposits were as follows:

(Dollars in thousands)
2026	$236,830
2027	22,535
2028	2,741
2029	363
2030	437
Total	$262,906

NOTE 7 – BORROWINGS

Short-term borrowings

Short-term borrowings include overnight repurchase agreements, federal funds purchased, and short-term advances through the FHLB. The outstanding balances and related information for short-term borrowings are summarized as follows:

(Dollars in thousands)	2025	2024
Balance at year-end	$31,517	$25,683
Average balance outstanding	24,332	27,266
Maximum month-end balance	31,517	34,750
Weighted-average rate at year-end	0.93%	1.03%
Weighted-average rate during the year	1.02	1.15

Average balances outstanding during the year represent daily average balances; average interest rates represent interest expense divided by the related average balances.

The following table provides additional detail regarding the collateral pledged to secure repurchase agreements accounted for as secured borrowings:

	Remaining Contractual Maturity Overnight and Continuous
(Dollars in thousands)	December 31, 2025	December 31, 2024
Securities of U.S. Government agencies and mortgage-backed securities of government agencies pledged, fair value	$31,574	$25,745
Repurchase agreements	31,517	25,683

Other borrowings

The following table sets forth information concerning other borrowings:

	Maturity Range		Weighted Average Interest	Stated Interest Rate Range		At December 31,
(Dollars in thousands)	From	To	Rate	From	To	2025	2024
Fixed-rate amortizing	6/1/2032	6/1/2037	1.98%	1.95%	2.01%	$917	$1,266

Maturities of other borrowings on December 31, 2025, are summarized as follows for the years ended December 31:

(Dollars in thousands)	Amount	Weighted Average Rate
2026	$262	1.98%
2027	195	1.98
2028	144	1.98
2029	106	1.98
2030	77	1.98
2031 and beyond	133	2.00
Total other borrowings	$917	1.98%

Monthly principal and interest payments, as well as 20% principal curtailments on the borrowings’ anniversary dates are due on the fixed-rate amortizing borrowings. FHLB borrowings are secured by a blanket collateral agreement on all one-to-four family residential real estate loans. On December 31, 2025, the Company had the capacity to borrow an additional $145 million from the FHLB.

NOTE 8 – INCOME TAXES

Income tax expense was as follows:

(Dollars in thousands)	2025	2024
Current	$2,291	$2,205
Deferred	909	118
Total income tax provision	$3,200	$2,323

Effective tax rates were 19.3% and 18.8% for 2025 and 2024 and differ from the federal statutory rate of 21% applied to income before taxes due to the following:

(Dollars in thousands)	2025		2024
Expected provision using statutory federal income tax rate	$3,478	21.0%	$2,590	21.0%
Effect of:
Nontaxable securities and loans income	(95)	(0.6)	(112)	(0.9)
Nontaxable bank owned life insurance income	(198)	(1.2)	(171)	(1.4)
Other	15	0.1	16	0.1
Total income tax provision	$3,200	19.3%	$2,323	18.8%

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities on December 31 were as follows:

(Dollars in thousands)	2025	2024
Allowance for credit losses	$2,716	$1,693
Unrealized loss on securities	1,334	2,238
Other	195	177
Deferred tax assets	4,245	4,108
Premises and equipment	(516)	(564)
Federal Home Loan Bank stock dividends	(93)	(93)
Deferred loan fees	(389)	(335)
Prepaid expenses	(228)	(129)
Other	(755)	(727)
Deferred tax liabilities	(1,981)	(1,848)
Net deferred tax asset	$2,264	$2,260

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. The Company is not subject to any foreign or state income taxes. Federal income taxes of approximately $3.5 million were paid in 2025. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years prior to 2022.

NOTE 9 – EMPLOYEE BENEFITS

The Company sponsors a contributory 401(k) profit-sharing plan (the “Plan”) covering substantially all employees who meet certain age and service requirements. The Plan permits investment in the Company’s common stock subject to various limitations and provides for discretionary profit sharing and matching contributions. The discretionary profit-sharing contribution is determined annually by the Board of Directors and amounted to 3.00% in 2025 and 2.25% in 2024 of each eligible participant’s compensation. The Plan provides for a 100% Company match up to a maximum of 4% of eligible compensation. The Company auto enrolls all eligible new hires into the Plan. Expense under the Plan amounted to approximately $1 million and $520 thousand for 2025 and 2024, respectively. As of December 31, 2025 and 2024 the Company had $520 thousand and $201 thousand accrued for profit sharing and matching contributions respectively.

The Company sponsors a non-qualified deferred compensation plan covering eligible officers. Expense under the plan amounted to $7 thousand in both 2025 and 2024, respectively.

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

The following financial instruments whose contract amount represents credit risk were outstanding on December 31:

(Dollars in thousands)	2025	2024
Commitments to extend credit	$291,327	$285,090
Letters of credit	2,257	3,979

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

The Company had $596 thousand allowance for credit losses for unfunded loan commitments as of December 31, 2025, and $524 thousand as of December 31,2024. The increase in the ACL for unfunded loan commitments was primarily due to the increase in balances of unfunded commitments on construction loans as well as commercial and industrial lines of credit as of December 31, 2025.

NOTE 11 – RELATED-PARTY TRANSACTIONS

In the ordinary course of business, loans are made by the Bank to executive officers, directors, their immediate family members, and their related business interests consistent with Federal Reserve Regulation O, SEC Regulation S-X, and GAAP definition of related parties.

The following is an analysis of activity of related-party loans for the years ended December 31:

(Dollars in thousands)	2025	2024
Balance at beginning of year	$287	$305
New loans and advances	97	7
Repayments, including loans sold	65	25
Balance at end of year	$319	$287

Deposits from executive officers, directors, their immediate family members, and their related business interests on December 31, 2025, and 2024 were approximately $21.2 million and $18.4 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of Total capital, Tier 1 capital and Common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes as of December 31, 2025 and 2024, the Company and Bank met or exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2025, the most recent notification from federal and state banking agencies categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” an institution must maintain minimum Total risk-based, Tier 1 risk-based, Common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. There are no known conditions or events since that notification that Management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of December 31 are presented in the following tables:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2025
Total capital to risk-weighted assets
Consolidated	$136,902	16.6%	$65,943	8.0%	$82,429	10.0%
Bank	135,710	16.5	65,914	8.0	82,393	10.0
Tier 1 capital to risk-weighted assets
Consolidated	126,569	15.4	49,458	6.0	65,943	8.0
Bank	125,377	15.2	49,436	6.0	65,914	8.0
Common equity tier 1 capital to risk-weighted assets
Consolidated	126,569	15.4	37,093	4.5	53,579	6.5
Bank	125,377	15.2	37,077	4.5	53,555	6.5
Tier 1 leverage ratio
Consolidated	126,569	9.8	51,460	4.0	64,324	5.0
Bank	125,377	9.8	51,444	4.0	64,305	5.0

2024
Total capital to risk-weighted assets
Consolidated	$126,646	16.4%	$61,891	8.0%	$77,364	10.0%
Bank	125,774	16.3	61,855	8.0	77,319	10.0
Tier 1 capital to risk-weighted assets
Consolidated	118,527	15.3	46,419	6.0	61,891	8.0
Bank	117,655	15.2	46,391	6.0	61,855	8.0
Common equity tier 1 capital to risk-weighted assets
Consolidated	118,527	15.3	34,814	4.5	50,287	6.5
Bank	117,655	15.2	34,793	4.5	50,257	6.5
Tier 1 leverage ratio
Consolidated	118,527	9.7	48,644	4.0	60,805	5.0
Bank	117,655	9.7	48,627	4.0	60,783	5.0

The Company’s primary source of funds with which to pay dividends, are dividends received from the Bank. The payment of dividends by the Bank to the Company is subject to restrictions by its regulatory agencies. These restrictions generally limit dividends to current year net income and prior two-years’ net retained earnings. Also, dividends may not reduce capital levels below the minimum regulatory requirements disclosed in the prior table. Under these provisions, on January 1, 2026, the Bank could dividend $22.4 million to the Company. The Company does not anticipate the financial need to obtain regulatory approval to pay dividends. Federal law prevents the Company from borrowing from the Bank unless loans are secured by specific obligations. Further, such secured loans are limited to an amount not exceeding ten percent of the Bank’s common stock and capital surplus.

NOTE 13 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION

A summary of condensed financial information of the parent company as of December 31, 2025, and 2024, and for each of the two years in the period ended December 31, 2025, follows:

(Dollars in thousands)	2025	2024
CONDENSED BALANCE SHEETS
ASSETS
Cash deposited with subsidiary bank	$775	$496
Investment in subsidiary bank	125,087	113,963
Equity securities	279	266
Other assets	209	207
TOTAL ASSETS	$126,350	$114,932
LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$70	$97
Total shareholders’ equity	126,280	114,835
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$126,350	$114,932

(Dollars in thousands)	2025	2024
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Dividends on securities	$12	$11
Dividends from subsidiary	6,000	5,500
Unrealized gain on equity securities	12	8
Other income	—	4
Total income	6,024	5,523
Operating expenses	479	407
Income before taxes and undistributed equity income of subsidiary	5,545	5,116
Income tax benefit	97	82
Equity earnings in subsidiary, net of dividends	7,721	4,814
NET INCOME	$13,363	$10,012
COMPREHENSIVE INCOME	$16,766	$11,862

(Dollars in thousands)	2025	2024
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities
Net income	$13,363	$10,012
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings in subsidiary, net of dividends	(7,721)	(4,814)
Unrealized gain on equity securities	(12)	(8)
Change in other assets and liabilities	(30)	1
Net cash provided by operating activities	5,600	5,191
Cash flows from financing activities
Cash dividends paid	(4,322)	(4,204)
Purchase of treasury stock	(999)	(762)
Net cash used in financing activities	(5,321)	(4,966)
Net increase in cash	279	225
Cash at beginning of year	496	271
Cash at end of year	$775	$496

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of December 31, 2025, and December 31, 2024, by level within the fair value hierarchy. No liabilities were carried at fair value. As required by the accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost, adjusted for impairment and observable price changes.

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:		December 31, 2025
Securities available-for-sale
U.S. Treasury securities	$—	$5,020	$—	$5,020
U.S. Government agencies	—	2,908	—	2,908
Mortgage-backed securities of government agencies	14,940	83,969	—	98,909
Asset-backed securities of government agencies	—	347	—	347
State and political subdivisions	—	11,227	—	11,227
Corporate bonds	—	13,806	—	13,806
Total available-for-sale securities	$14,940	$117,277	$—	$132,217
Equity securities	$233	$—	$—	$233

Assets:		December 31, 2024
Securities available-for-sale
U.S. Treasury securities	$—	$13,414	$—	$13,414
U.S. Government agencies	—	5,698	—	5,698
Mortgage-backed securities of government agencies	—	62,698	—	62,698
Asset-backed securities of government agencies	—	398	—	398
State and political subdivisions	—	14,246	—	14,246
Corporate bonds	—	28,980	—	28,980
Total available-for-sale securities	$—	$125,434	$—	$125,434
Equity securities	$221	$—	$—	$221

NOTE 15 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments carried at amortized cost as of December 31 were as follows:

	2025
	Carrying				Total Fair
(Dollars in thousands)	Value	Level I	Level II	Level III	Value
Financial assets
Securities held-to-maturity	$183,145	$—	$161,052	$—	$161,052
Loans held for sale	213	217	—	—	217
Net loans	817,308	—	—	784,544	784,544
Mortgage servicing rights	625	—	—	625	625
Financial liabilities
Deposits	$1,127,915	$865,010	$—	$264,502	$1,129,512
Other borrowings	917	—	—	835	835

	2024
	Carrying				Total Fair
(Dollars in thousands)	Value	Level I	Level II	Level III	Value
Financial assets
Securities held-to-maturity	$204,309	$—	$172,603	$—	$172,603
Loans held for sale	283	290	—	—	290
Net loans	730,046	—	—	691,816	691,816
Mortgage servicing rights	621	—	—	621	621
Financial liabilities
Deposits	$1,044,887	$801,634	$—	$242,413	$1,044,047
Other borrowings	1,266	—	—	1,111	1,111

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a level 1 fair value that approximates their carrying value.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the years ended December 31, 2025, and 2024:

(Dollars in thousands)	Pretax	Tax Effect	After-Tax
BALANCE AS OF DECEMBER 31, 2023	$(12,999)	$2,729	$(10,270)
Unrealized holding gain on available-for-sale securities arising during the period	2,166	(455)	1,711
Amortization of held-to-maturity discount resulting from transfer	176	(37)	139
Total other comprehensive income	2,342	(492)	1,850

BALANCE AS OF DECEMBER 31, 2024	$(10,657)	$2,237	$(8,420)
Unrealized holding gain on available-for-sale securities arising during the period	4,142	(870)	3,272
Amortization of held-to-maturity discount resulting from transfer	165	(34)	131
Total other comprehensive income	4,307	(904)	3,403

BALANCE AS OF DECEMBER 31, 2025	$(6,350)	$1,333	$(5,017)

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

There have been no changes during the quarter ended December 31, 2025, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, CSB’s 2025 internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

(a) None.

(b) None of our directors or officers, as defined in Rule 16a‑1(f), adopted, modified or terminated any Rule 10b5‑1 trading arrangements or non‑Rule 10b5‑1 trading arrangements during the quarter ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 22, 2026 (the “2026 Annual Meeting”), is incorporated herein by reference from the information to be included under the captions “Proposal One – Election of Directors,” “Nominees for Election of Directors,” and “Directors Continuing in Office” in the Company’s definitive proxy statement relating to the 2026 Annual Meeting to be filed with the SEC (the “2026 Proxy Statement”) no later than 120 days after December 31, 2025. The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the information to be included under the caption “Executive Officers” in the 2026 Proxy Statement.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal officers, including the Chief Executive Officer and Chief Financial Officer. The Company has posted its Code of Ethics on its website at www.csb1.com; select Investors/Governance/Governance Documents. The Company plans to satisfy SEC disclosure requirements regarding any amendments to, or waiver of, the Code of Ethics relating to its Chief Executive Officer or Chief Financial Officer, and persons performing similar functions, by posting such information on the Company’s website or by making any necessary filings with the SEC. Any person may receive a copy of our Code of Ethics free of charge upon request by calling the Company during business hours or by sending a written request.

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders may recommend nominees to the Company’s Board of Directors can be found under the caption, “Shareholder Recommendations” in the 2026 Proxy Statement.

Audit Committee

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections, “Membership and Meetings of the Board and its Committees” and the subsection, “Committees of the Board of Directors – Audit Committee” in the 2026 Proxy Statement.

Insider Trading Policies and Procedures

The information required by Item 408(b) of Regulation S-K incorporated herein by reference from the disclosure to be included under the section, "Insider Trading Arrangements and Policies" in the 2026 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the sections, “Discussion of Executive Compensation Programs” and, “Executive Compensation and Other Information” and the subsection, “Directors’ Compensation” under the section captioned, “Membership and Meetings of the Board and its Committees” in the 2026 Proxy Statement; provided, however, that the pay versus performance disclosure included in the 2026 Proxy Statement in response to Item 402(v) of Regulation S-K shall not be incorporated herein by reference.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Compensation Committee Interlocks and Insider Participation” in the 2026 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “The Compensation Committee Report” in the 2026 Proxy Statement.

The information required by Item 402(x)(1) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the [section, “Discussion of Executive Compensation Programs” and the subsection, “Compensation Committee Decision-Making Process”] in the 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

None.

Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Certain Relationships and Related Transactions” in the 2026 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the section, “Membership and Meetings of the Board and its Committees” in the 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the section, “Independent Registered Public Accounting Firm Fees” and subsection, “Audit Committee Procedures for Pre-Approval of Services by the Independent Public Accounting Firm” in the 2026 Proxy Statement.

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

3.2	Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant’s Form 10-SB).

3.2.1	Amendment to Article VIII to the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to registrant’s Form DEF 14A filed on March 25, 2009, Appendix A, file number 000-21714).

3.2.2	Amended Article II of the Code of Regulations of CSB Bancorp, Inc. (incorporated by reference to Registrant's Form DEF 14A file on March 16, 2021, Appendix A, film number 000-21714).

3.2.3

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

10.4+	CSB Bancorp, Inc. Annual Incentive Plan (incorporated by reference to registrant’s Annual Report on Form 10-K filed on March 23, 2017, Exhibit 10.4, file number 000-21714).

10.5+	The Commercial & Savings Bank Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed on December 26, 2019, Exhibit 10.1 file number 000-21714).

19	Insider Trading Policy (incorporated by reference to Registrant's Annual Report on Form 10-K filed on March 14, 2025, Exhibit 19, file number 000-21714).

21*	Subsidiaries of CSB Bancorp, Inc.

23.1*	Consent of S.R. Snodgrass, P.C.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

97**	Incentive Compensation Clawback Policy (filed herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.

/s/ Eddie L. Steiner
Date: March 16, 2026	Eddie L. Steiner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2026.

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