Form 10-Q
period 2026-03-31
CSB Bancorp, Inc.
filed 2026-05-14
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 1, 2026, the registrant had 2,627,015 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED March 31, 2026

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share data)	2026	2025
ASSETS
Cash and cash equivalents
Cash and due from banks	$17,738	$17,731
Interest-earning deposits in other banks	35,444	81,332
Federal funds sold	2,026	247
Total cash and cash equivalents	55,208	99,310
Securities
Available-for-sale, at fair value	128,831	132,217
Held-to-maturity; fair value of $156,463 in 2026 and $161,052 in 2025 ($0 credit loss allowance for 2026 and 2025)	179,155	183,145
Equity securities	302	279
Restricted stock, at cost	1,645	1,645
Total securities	309,933	317,286
Loans held for sale	546	213
Loans	852,718	829,778
Less allowance for credit losses	12,947	12,470
Net loans	839,771	817,308
Premises and equipment, net	13,663	13,577
Bank-owned life insurance	31,423	31,168
Goodwill	4,728	4,728
Accrued interest receivable and other assets	10,231	9,146
TOTAL ASSETS	$1,265,503	$1,292,736

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$272,934	$288,947
Interest-bearing	828,887	838,968
Total deposits	1,101,821	1,127,915
Short-term borrowings	27,648	31,517
Other borrowings	892	917
Allowance for credit losses on off-balance sheet commitments	607	596
Accrued interest payable and other liabilities	5,332	5,511
TOTAL LIABILITIES	1,136,300	1,166,456
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,627,015 shares in 2026 and 2025	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	115,461	112,146
Treasury stock at cost: 353,587 shares in 2026 and 2025	(9,293)	(9,293)
Accumulated other comprehensive loss	(5,409)	(5,017)
TOTAL SHAREHOLDERS' EQUITY	129,203	126,280
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,265,503	$1,292,736

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2026	2025
INTEREST AND DIVIDEND INCOME
Loans, including fees	$12,526	$10,875
Taxable securities	1,962	1,795
Nontaxable securities	64	75
Other	418	536
Total interest and dividend income	14,970	13,281
INTEREST EXPENSE
Deposits	3,438	3,527
Short-term borrowings	63	67
Other borrowings	4	6
Total interest expense	3,505	3,600
NET INTEREST INCOME	11,465	9,681
CREDIT LOSS EXPENSE
Provision for credit loss expense - loans	484	408
Provision for (recovery of) credit loss expense - off-balance sheet commitments	11	(6)
Total provision for credit loss expense	495	402
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	10,970	9,279
NONINTEREST INCOME
Service charges on deposit accounts	306	295
Trust services	318	278
Debit card interchange fees	543	515
Credit card fees	191	150
Gain on sale of loans, net	52	49
Earnings on bank owned life insurance	255	216
Unrealized gain on equity securities	24	—
Other income	183	193
Total noninterest income	1,872	1,696
NONINTEREST EXPENSES
Salaries and employee benefits	4,233	3,697
Occupancy expense	348	356
Equipment expense	208	206
Professional and director fees	458	413
Financial institutions tax	253	230
Marketing and public relations	131	105
Software expense	521	403
Debit card expense	208	211
FDIC insurance expense	147	150
Other expenses	798	710
Total noninterest expenses	7,305	6,481
Income before income taxes	5,537	4,494
FEDERAL INCOME TAX PROVISION	1,093	878
NET INCOME	$4,444	$3,616
Basic and diluted net earnings per share	$1.69	$1.37

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net income	$4,444	$3,616
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities arising during the period	(532)	1,565
Amortization of held-to-maturity discount resulting from transfer	36	40
Income tax effect at 21%	104	(336)
Other comprehensive (loss) income	(392)	1,269
Total comprehensive income	$4,052	$4,885

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Three Months Ended March 31, 2026
Balance at beginning of period	$18,629	$9,815	$112,146	$(9,293)	$(5,017)	$126,280
Net income	—	—	4,444	—	—	4,444
Other comprehensive loss	—	—	—	—	(392)	(392)
Cash dividends declared, $0.43 per share	—	—	(1,129)	—	—	(1,129)
Balance at March 31, 2026	$18,629	$9,815	$115,461	$(9,293)	$(5,409)	$129,203
Three Months Ended March 31, 2025
Balance at beginning of period	$18,629	$9,815	$103,105	$(8,294)	$(8,420)	$114,835
Net income	—	—	3,616	—	—	3,616
Other comprehensive income	—	—	—	—	1,269	1,269
Purchase of 8,542 treasury shares	—	—	—	(328)	—	(328)
Cash dividends declared, $0.40 per share	—	—	(1,057)	—	—	(1,057)
Balance at March 31, 2025	$18,629	$9,815	$105,664	$(8,622)	$(7,151)	$118,335

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,402	$3,053
INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	6,777	9,587
Proceeds from repayments, held-to-maturity	3,961	4,280
Purchases, available-for-sale	(3,942)	(2,084)
Loan (originations) and payments, net	(22,840)	(23,538)
Property, equipment, and software acquisitions	(343)	(94)
Net cash used in investing activities	(16,387)	(11,849)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(26,094)	25,890
Net change in short-term borrowings	(3,869)	(702)
Repayment of other borrowings	(25)	(30)
Cash dividends paid	(1,129)	(1,057)
Purchase of treasury shares	—	(328)
Net cash (used in) provided by financing activities	(31,117)	23,773
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(44,102)	14,977
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	99,310	73,509
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,208	$88,486
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$3,512	$3,599
Income taxes	—	—

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2026, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2025, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements. The results of operations for the period ended March 31, 2026 are not necessarily indicative of the operating results for the full year or any future interim period.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consisted of the following on March 31, 2026 and December 31, 2025:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2026
Available-for-sale
U.S. Treasury securities	$6,011	$1	$(2)	$—	$6,010
U.S. Government agencies	3,000	—	(76)	—	2,924
Mortgage-backed securities of government agencies	99,359	117	(4,894)	—	94,582
Asset-backed securities of government agencies	342	—	(8)	—	334
State and political subdivisions	11,651	1	(491)	—	11,161
Corporate bonds	14,160	6	(346)	—	13,820
Total available-for-sale	134,523	125	(5,817)	—	128,831
Held-to-maturity
U.S. Treasury securities	5,404	—	(324)	—	5,080
Mortgage-backed securities of government agencies	171,272	—	(22,251)	—	149,021
State and political subdivisions	2,479	—	(117)	—	2,362
Total held-to-maturity	179,155	—	(22,692)	—	156,463
Equity securities	185	117	—	—	302
Restricted stock	1,645	—	—	—	1,645
Total securities	$315,508	$242	$(28,509)	$—	$287,241
December 31, 2025
Available-for-sale
U.S. Treasury securities	$5,010	$10	$—	$—	$5,020
U.S. Government agencies	3,000	—	(92)	—	2,908
Mortgage-backed securities of government agencies	103,198	290	(4,579)	—	98,909
Asset-backed securities of government agencies	355	—	(8)	—	347
State and political subdivisions	11,660	—	(433)	—	11,227
Corporate bonds	14,154	7	(355)	—	13,806
Total available-for-sale	137,377	307	(5,467)	—	132,217
Held-to-maturity
U.S. Treasury securities	5,397	—	(321)	—	5,076
Mortgage-backed securities of government agencies	175,261	32	(21,717)	—	153,576
State and political subdivisions	2,487	—	(87)	—	2,400
Total held-to-maturity	183,145	32	(22,125)	—	161,052
Equity securities	185	94	—	—	279
Restricted stock	1,645	—	—	—	1,645
Total securities	$322,352	$433	$(27,592)	$—	$295,193

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The amortized cost and fair value of debt securities on March 31, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$11,045	$10,953
Due after one through five years	21,394	20,770
Due after five through ten years	13,632	12,414
Due after ten years	88,452	84,694
Total debt securities available-for-sale	$134,523	$128,831
Held-to-maturity
Due in one year or less	$2,496	$2,465
Due after one through five years	3,926	3,571
Due after five through ten years	1,521	1,467
Due after ten years	171,212	148,960
Total debt securities held-to-maturity	$179,155	$156,463

Securities with a fair value of approximately $133 million were pledged on March 31, 2026 and $134 million on December 31, 2025, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $1.1 million on March 31, 2026 and December 31, 2025. Federal Reserve Bank stock was $471 thousand on March 31, 2026 and December 31, 2025.

There were no proceeds from sales of securities for the three-month periods ended March 31, 2026 and 2025. All gains and losses recognized on equity securities during the three-month periods were unrealized.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The following table presents gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, on March 31, 2026 and December 31, 2025:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
March 31, 2026
Available-for-sale
U.S. Treasury securities	$(2)	$1,000	$—	$—	$(2)	$1,000
U.S. Government agencies	—	—	(76)	2,924	(76)	2,924
Mortgage-backed securities of government agencies	(242)	39,995	(4,652)	37,178	(4,894)	77,173
Asset-backed securities of government agencies	—	—	(8)	334	(8)	334
State and political subdivisions	(3)	1,902	(488)	8,442	(491)	10,344
Corporate bonds	—	—	(346)	12,064	(346)	12,064
Total temporarily impaired	$(247)	$42,897	$(5,570)	$60,942	$(5,817)	$103,839

December 31, 2025
Available-for-sale
U.S. Government agencies	$—	$—	$(92)	$2,908	$(92)	$2,908
Mortgage-backed securities of government agencies	(4)	6,713	(4,575)	38,734	(4,579)	45,447
Asset-backed securities of government agencies	—	—	(8)	347	(8)	347
State and political subdivisions	(2)	1,518	(431)	8,508	(433)	10,026
Corporate bonds	—	—	(355)	12,049	(355)	12,049
Total temporarily impaired	$(6)	$8,231	$(5,461)	$62,546	$(5,467)	$70,777

There were 93 securities in an unrealized loss position on March 31, 2026, 76 of which were in a continuous loss position for twelve (12) months or more. Each quarter the Company conducts a comprehensive security-level impairment assessment on the securities portfolio. Management believes the Company will fully recover the cost of these securities. Unrealized losses on the Company’s fixed-rate debt securities are a result of interest rate increases. U.S. Treasury securities and investments in securities of U.S. government sponsored agency bonds comprise $104 million of total AFS securities. The remaining $25 million of non-agency debt securities is made up of Corporate Bonds and debt securities to State and Political Subdivisions. For non-agency debt securities, the Company verified the current credit ratings remain above investment grade. Non-rated debt securities total $7 million. Annually, management reviews the credit profile of each non-rated issue and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and, therefore, no allowance for credit losses has been recorded. Management believes the value will recover as the securities approach maturity or market interest rates change.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The Bank monitors the credit quality of held-to-maturity debt securities primarily through utilizing their credit rating. The Bank monitors the credit rating on a quarterly basis. There are no nonperforming held-to-maturity securities. As of March 31, 2026, no ACL was required for any held-to-maturity security. The majority of the securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Bank. The following table summarizes the amortized cost of held-to maturity debt securities at March 31, 2026 and December 31, 2025, aggregated by credit quality indicator:

(Dollars in thousands)	U.S. Treasury securities	Mortgage- backed securities of government agencies	State and political subdivisions
March 31, 2026
Credit rating:
AAA / AA / A	$5,404	$171,272	$2,479
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$5,404	$171,272	$2,479

December 31, 2025
Credit rating:
AAA / AA / A	$5,397	$175,261	$2,487
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$5,397	$175,261	$2,487

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consisted of the following on March 31, 2026 and December 31, 2025:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Commercial and industrial	$157,968	$152,657
Commercial real estate	256,019	255,911
Commercial lessors of buildings	121,711	114,010
Construction	50,370	47,982
Consumer mortgage	197,436	193,298
Home equity line of credit	54,815	52,616
Consumer installment	10,185	9,019
Consumer indirect	4,188	4,366
Total loans	852,692	829,859
Allowance for credit losses	(12,947)	(12,470)
Deferred loan fees, net	26	(81)
Net Loans	$839,771	$817,308

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

Loans serviced for others approximated $129 million and $132 million on March 31, 2026 and December 31, 2025, respectively.

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

The top five collateral exposures in commercial real estate and commercial lessors of buildings at March 31, 2026 are as follows: Industrial, manufacturing and production $79 million; healthcare facilities $47 million; warehouse $39 million; residential investment property $34 million; and animal feed production $25 million.

Allowance for Credit Losses

The following table details activity in the allowance for credit losses ("ACL") by portfolio segment for the three months ended March 31, 2026 and 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three months ended March 31, 2026, the additional provision for credit losses for home equity lines of credit was caused by the increased risk associated with forecasted economic conditions affecting the consumer. The increased provision related to loans in the commercial lessors of building category, is due to increased volume, and for commercial real estate loans the increase is due to the higher historical loss rate of loans in this category. The increase in provision amounts for the remaining loan categories primarily relates to changes in loan volume.

For the three months ended March 31, 2025, the increase in the provision for credit losses on commercial and industrial loans primarily relates to the increase in nonperforming commercial credit cards. The increase in provision amounts for the remaining commercial and construction loan categories primarily relates to loan growth.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision (Recovery) for Credit Losses	Ending ACL Balance
Three Months Ended March 31, 2026
Commercial and industrial	$6,886	$—	$—	$32	$6,918
Commercial real estate	2,394	—	—	135	2,529
Commercial lessors of buildings	1,314	—	—	114	1,428
Construction	524	—	—	25	549
Consumer mortgage	838	—	2	3	843
Home equity line of credit	227	—	—	152	379
Consumer installment	84	(13)	3	36	110
Consumer indirect	203	—	1	(13)	191
	$12,470	$(13)	$6	$484	$12,947

Three Months Ended March 31, 2025
Commercial and industrial	$2,919	$(27)	$—	$262	$3,154
Commercial real estate	1,681	—	—	26	1,707
Commercial lessors of buildings	1,141	—	—	99	1,240
Construction	502	—	—	74	576
Consumer mortgage	812	—	1	(55)	758
Home equity line of credit	205	—	—	(12)	193
Consumer installment	92	(8)	4	1	89
Consumer indirect	243	—	1	13	257
	$7,595	$(35)	$6	$408	$7,974

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

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans
March 31, 2026
Commercial and industrial	$157,968	$—	$—	$—	$—	$157,968
Commercial real estate	256,019	—	—	—	—	256,019
Commercial lessors of buildings	121,711	—	—	—	—	121,711
Construction	50,351	19	—	—	19	50,370
Consumer mortgage	197,010	18	57	351	426	197,436
Home equity line of credit	54,563	252	—	—	252	54,815
Consumer installment	10,166	12	7	—	19	10,185
Consumer indirect	4,171	17	—	—	17	4,188
Total Loans	$851,959	$318	$64	$351	$733	$852,692

December 31, 2025
Commercial and industrial	$152,589	$48	$20	$—	$68	$152,657
Commercial real estate	255,835	76	—	—	76	255,911
Commercial lessors of buildings	114,010	—	—	—	—	114,010
Construction	47,962	20	—	—	20	47,982
Consumer mortgage	192,673	223	402	—	625	193,298
Home equity line of credit	52,221	320	75	—	395	52,616
Consumer installment	9,002	17	—	—	17	9,019
Consumer indirect	4,318	14	34	—	48	4,366
Total Loans	$828,610	$718	$531	$—	$1,249	$829,859

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of March 31, 2026 and December 31, 2025:

(Dollars in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Total Nonperforming
March 31, 2026
Commercial and industrial	$—	$27	$27	$—	$27
Commercial real estate	—	157	157	—	157
Commercial lessors of buildings	—	—	—	—	—
Construction	—	—	—	—	—
Consumer mortgage	—	321	321	351	672
Home equity line of credit	—	63	63	—	63
Consumer installment	—	28	28	—	28
Consumer indirect	—	71	71	—	71
Total Loans	$—	$667	$667	$351	$1,018

December 31, 2025
Commercial and industrial	$—	$9	$9	$—	$9
Commercial real estate	—	161	161	—	161
Commercial lessors of buildings	—	—	—	—	—
Construction	—	—	—	—	—
Consumer mortgage	—	336	336	—	336
Home equity line of credit	—	64	64	—	64
Consumer installment	—	32	32	—	32
Consumer indirect	—	50	50	—	50
Total Loans	$—	$652	$652	$—	$652

Interest income recognized on nonaccrual loans for the three months ended March 31, 2026 was $17 thousand and March 31, 2025 was $13 thousand, respectively.

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

	Type of Collateral
(Dollars in thousands)	Real Estate		Blanket Liens
March 31, 2026
Commercial and industrial	$4,411	[1]	$6,997
Commercial real estate	20,440	[2]	—
Total collateral dependent loans	$24,851		$6,997

December 31, 2025
Commercial and industrial	$4,411	[1]	$7,078
Commercial real estate	20,446	[2]	—
Total collateral dependent loans	$24,857		$7,078

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Based on the most recent analysis performed, the following tables present the recorded investment in non-homogeneous loans by internal risk rating system as of March 31, 2026 and December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023		2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2026
Commercial and industrial:
Pass	$7,518	$19,988	$17,086	$12,794		$7,847	$8,516	$55,046	$—	$128,795
Special mention	—	—	—	42		45	28	66	—	181
Substandard	—	906	—	10,552	[1]	4,253	1,284	11,997	—	28,992
Doubtful	—	—	—	—		—	—	—	—	—
Total	$7,518	$20,894	$17,086	$23,388		$12,145	$9,828	$67,109	$—	$157,968
YTD gross charge-offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Commercial real estate:
Pass	$6,211	$40,849	$27,414	$30,249		$34,596	$68,627	$1,590	$—	$209,536
Special Mention	—	—	—	—		664	13,677	—	—	14,341
Substandard	—	1,028	329	20,930	[2]	447	9,408	—	—	32,142
Doubtful	—	—	—	—		—	—	—	—	—
Total	$6,211	$41,877	$27,743	$51,179		$35,707	$91,712	$1,590	$—	$256,019
YTD gross charge-offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Commercial lessors of buildings:
Pass	$9,792	$22,814	$19,000	$21,268		$19,741	$27,686	$340	$—	$120,641
Special Mention	—	—	—	—		—	170	—	—	170
Substandard	—	—	—	—		—	900	—	—	900
Doubtful	—	—	—	—		—	—	—	—	—
Total	$9,792	$22,814	$19,000	$21,268		$19,741	$28,756	$340	$—	$121,711
YTD gross charge-offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Commercial Construction:
Pass	$2,048	$13,785	$11,731	$2,250		$7,225	$1,840	$1,908	$—	$40,787
Special Mention	—	—	—	—		—	—	—	—	—
Substandard	—	—	—	—		146	66	—	—	212
Doubtful	—	—	—	—		—	—	—	—	—
Total	$2,048	$13,785	$11,731	$2,250		$7,371	$1,906	$1,908	$—	$40,999
YTD gross charge-offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Total
Pass	$25,569	$97,436	$75,231	$66,561		$69,409	$106,669	$58,884	$—	$499,759
Special Mention	—	—	—	42		709	13,875	66	—	14,692
Substandard	—	1,934	329	31,482	[1,2]	4,846	11,658	11,997	—	62,246
Doubtful	—	—	—	—		—	—	—	—	—
Total	$25,569	$99,370	$75,560	$98,085		$74,964	$132,202	$70,947	$—	$576,697
YTD commercial gross charge-offs	$—	$—	$—	$—		$—	$—	$—	$—	$—

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

1 Balances include $3.5 million USDA guarantee.

2 Balances include $16.4 million USDA guarantee.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The Company monitors the credit risk profile by payment activity for the loan classes listed below. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. The following table presents the amortized cost in consumer loans based on payment activity as of March 31, 2026 and December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2026
Consumer mortgage:
Performing	$6,677	$25,869	$29,159	$24,440	$28,955	$81,664	$—	$—	$196,764
Nonperforming	—	—	—	180	351	141	—	—	672
Total	$6,677	$25,869	$29,159	$24,620	$29,306	$81,805	$—	$—	$197,436
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Construction:
Performing	$545	$7,576	$671	$—	$443	$136	$—	$—	$9,371
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$545	$7,576	$671	$—	$443	$136	$—	$—	$9,371
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$54,019	$733	$54,752
Nonperforming	—	—	—	—	—	—	63	—	63
Total	$—	$—	$—	$—	$—	$—	$54,082	$733	$54,815
YTD gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$2,326	$3,757	$1,552	$1,500	$602	$372	$48	$—	$10,157
Nonperforming	—	—	—	2	1	25	—	—	28
Total	$2,326	$3,757	$1,552	$1,502	$603	$397	$48	$—	$10,185
YTD gross charge-offs	$—	$10	$—	$1	$—	$2	$—	$—	$13
Consumer indirect:
Performing	$60	$355	$507	$447	$688	$2,060	$—	$—	$4,117
Nonperforming	—	—	—	11	—	60	—	—	71
Total	$60	$355	$507	$458	$688	$2,120	$—	$—	$4,188
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total
Performing	$9,608	$37,557	$31,889	$26,387	$30,688	$84,232	$54,067	$733	$275,161
Nonperforming	—	—	—	193	352	226	63	—	834
Total	$9,608	$37,557	$31,889	$26,580	$31,040	$84,458	$54,130	$733	$275,995
YTD consumer gross charge-offs	$—	$10	$—	$1	$—	$2	$—	$—	$13

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2025
Consumer mortgage:
Performing	$23,328	$30,593	$25,839	$29,546	$29,711	$53,945	$—	$—	$192,962
Nonperforming	—	—	190	—	—	146	—	—	336
Total	$23,328	$30,593	$26,029	$29,546	$29,711	$54,091	$—	$—	$193,298
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer construction:
Performing	$8,782	$716	$72	$464	$114	$52	$—	$—	$10,200
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$8,782	$716	$72	$464	$114	$52	$—	$—	$10,200
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$52,201	$351	$52,552
Nonperforming	—	—	—	—	—	—	64	—	64
Total	$—	$—	$—	$—	$—	$—	$52,265	$351	$52,616
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$4,215	$1,837	$1,728	$735	$269	$147	$56	$—	$8,987
Nonperforming	—	—	3	2	—	27	—	—	32
Total	$4,215	$1,837	$1,731	$737	$269	$174	$56	$—	$9,019
YTD gross charge-offs	$17	$21	$14	$4	$2	$13	$—	$—	$71
Consumer indirect:
Performing	$392	$516	$466	$708	$422	$1,812	$—	$—	$4,316
Nonperforming	—	—	12	—	—	38	—	—	50
Total	$392	$516	$478	$708	$422	$1,850	$—	$—	$4,366
YTD gross charge-offs	$—	$—	$—	$—	$—	$17	$—	$—	$17
Total
Performing	$36,717	$33,662	$28,105	$31,453	$30,516	$55,956	$52,257	$351	$269,017
Nonperforming	—	—	205	2	—	211	64	—	482
Total	$36,717	$33,662	$28,310	$31,455	$30,516	$56,167	$52,321	$351	$269,499
YTD consumer gross charge-offs	$17	$21	$14	$4	$2	$30	$—	$—	$88

Consumer mortgages are substantially secured by one to four family owner occupied properties and consumer indirect loans are substantially secured by recreational vehicles. All nonperforming consumer loans are evaluated when placed on nonaccrual status and may be charged down based on the collateral fair value less cost to sell if that value is lower than the outstanding balance. As of March 31, 2026 there were no loans secured by consumer real estate in process of foreclosure.

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Bank modifies loans to borrowers experiencing financial difficulty by providing – principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. In some cases, the Bank may provide multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The Bank closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last twelve months:

(Dollars in thousands)	Current	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
March 31, 2026
Home equity line of credit	$319	$—	$—	$—	$—
	$319	$—	$—	$—	$—

There were no modifications of loans to borrowers experiencing financial difficulty completed during the three months ended March 31, 2026 and 2025.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	March 31,	December 31,
(Dollars in thousands)	2026	2025
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$27,690	$31,574
Repurchase agreements	27,648	31,517

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of March 31, 2026 and December 31, 2025 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities or identical securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes and are not included in the table below.

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2026
Assets:
Securities available-for-sale
U.S. Treasury securities	$2,005	$4,005	$—	$6,010
U.S. Government agencies	—	2,924	—	2,924
Mortgage-backed securities of government agencies	1,937	92,645	—	94,582
Asset-backed securities of government agencies	—	334	—	334
State and political subdivisions	—	11,161	—	11,161
Corporate bonds	—	13,820	—	13,820
Total available-for-sale securities	$3,942	$124,889	$—	$128,831
Equity securities	$256	$—	$—	$256

December 31, 2025
Assets:
Securities available-for-sale
U.S. Treasury securities	$—	$5,020	$—	$5,020
U.S. Government agencies	—	2,908	—	2,908
Mortgage-backed securities of government agencies	14,940	83,969	—	98,909
Asset-backed securities of government agencies	—	347	—	347
State and political subdivisions	—	11,227	—	11,227
Corporate bonds	—	13,806	—	13,806
Total available-for-sale securities	$14,940	$117,277	$—	$132,217
Equity securities	$233	$—	$—	$233

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheet at their fair value as of March 31, 2026 and December 31, 2025, by level within the fair value hierarchy.

(Dollars in thousands)	Level I	Level II	Level III	Total
March 31, 2026
Individually evaluated collateral dependent loans recorded at fair value:
Commercial and industrial	$—	$—	$7,408	$7,408
Commercial real estate	—	—	20,440	20,440
Total individually evaluated collateral dependent loans recorded at fair value:	$—	$—	$27,848	$27,848

December 31, 2025
Individually evaluated collateral dependent loans recorded at fair value:
Commercial and industrial	$—	$—	$7,489	$7,489
Commercial real estate	—	—	20,446	20,446
Total individually evaluated collateral dependent loans recorded at fair value:	$—	$—	$27,935	$27,935

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments carried at amortized cost as of March 31, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
March 31, 2026
Financial assets
Securities held-to-maturity	$179,155	$—	$156,463	$—	$156,463
Loans held for sale	546	555	—	—	555
Net loans	839,771	—	—	808,403	808,403
Mortgage servicing rights	624	—	—	624	624
Financial liabilities
Deposits	$1,101,821	$831,935	$—	$271,652	$1,103,587
Other borrowings	892	—	—	810	810

December 31, 2025
Financial assets
Securities held-to-maturity	$183,145	$—	$161,052	$—	$161,052
Loans held for sale	213	217	—	—	217
Net loans	817,308	—	—	784,544	784,544
Mortgage servicing rights	625	—	—	625	625
Financial liabilities
Deposits	$1,127,915	$865,010	$—	$264,502	$1,129,512
Other borrowings	917	—	—	835	835

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a Level I fair value that approximates their carrying value. The Company also has unrecognized financial instruments on March 31, 2026 and December 31, 2025, related to commitments to extend credit and letters of credit. The aggregate contract amount of such financial instruments was approximately $290 million on March 31, 2026 and $289 million on December 31, 2025.

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

Note 7- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three months ended March 31, 2026 and 2025:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three Months Ended March 31, 2026
Balance, beginning of period	$(6,350)	$1,333	$(5,017)
Unrealized holding gain on available-for-sale securities arising during the period	(532)	112	(420)
Amortization of held-to-maturity discount resulting from transfer	36	(8)	28
Total other comprehensive income	(496)	104	(392)
Balance, end of period	$(6,846)	$1,437	$(5,409)

Three Months Ended March 31, 2025
Balance, beginning of period	$(10,657)	$2,237	$(8,420)
Unrealized holding gain on available-for-sale securities arising during the period	1,565	(328)	1,237
Amortization of held-to-maturity discount resulting from transfer	40	(8)	32
Total other comprehensive income	1,605	(336)	1,269
Balance, end of period	$(9,052)	$1,901	$(7,151)

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company on March 31, 2026 as compared to December 31, 2025, and the consolidated results of operations for the three months ended March 31, 2026 compared to the same periods in 2025. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets decreased $27 million to $1.27 billion at March 31, 2026 compared to $1.29 billion at December 31, 2025. During the three months ended March 31, 2026, securities decreased $7 million, net loans increased $22 million, and cash and cash equivalents decreased $44 million. Deposits and short-term borrowings decreased $30 million.

Net loans increased $22 million, or 3%, as commercial and commercial real estate loans increased $13 million, or 3%, compared to December 31, 2025 and residential real estate loans increased $4 million, or 2%, from December 31, 2025. Construction loans increased $2 million, or 5%, from December 31, 2025. Consumer refinance activity remains slow on mortgage loans, while home construction activity rose as well as home equity line origination increases of $3 million. Residential mortgage loan originations, including home equity lines, for the three months ended March 31, 2026 totaled $17 million, an increase from $10 million in mortgage originations during the three months ended March 31, 2025. Mortgage loan originations sold into the secondary market remained stable at $1.5 million, during the three months ended March 31, 2026 and March 31, 2025 respectively. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

The allowance for credit losses for loans increased $477 thousand from December 31, 2025 to $12.9 million. The increase in the allowance was primarily due to the volume increase in loans originated. Net charge-offs were $7 thousand, or an annualized 0.0% of average loans, in the current three-month period compared to net charge-offs of $29 thousand, or 0.02% of average loans in the year-ago three-month period. At March 31, 2026, the allowance for credit losses to total loans was 1.52%. We believe the allowance level is appropriate given the level of problem loans and composition of the overall loan portfolio in the current economic environment.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming loans increased $366 thousand to $1.0 million, or 0.12%, of total loans from $652 thousand, or 0.08% of total loans, on December 31, 2025. For the three months ended March 31, 2026, $45 thousand in loans were placed on nonaccrual status and one mortgage loan for $351 thousand was 90 days past due, $30 thousand in paydowns were received, and no nonperforming loans were charged-off due to non-payment.

	March 31,		December 31,		March 31,
(Dollars in thousands)	2026		2025		2025
Non-performing loans	$1,018		$652		$1,596
Allowance for credit losses	12,947		12,470		7,974
Total loans	852,718		829,778		761,240
Allowance for credit losses as a percentage of total loans	1.52%		1.50%		1.05%
Allowance for credit losses to total nonperforming loans	12.7	X	19.1	X	5.0	X

The ratio of gross loans to deposits was 77% and 74% at March 31, 2026 and December 31, 2025.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $29 million within the available-for-sale and held-to-maturity portfolios as of March 31, 2026, was primarily the result of current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. As a result, all embedded security losses on March 31, 2026, are considered temporary and no allowance for credit loss is necessary.

The weighted average life of total debt securities was 5.03 years at March 31, 2026 as compared to 5.12 years at December 31, 2025. If interest rates declined 100 basis points, the weighted average life was estimated to fall to 4.55 years at March 31, 2026. If interest rates rose 100 basis points the weighted average life would be expected to increase to 5.57 years at March 31, 2026.

Deposits decreased $26 million, or 2%, from December 31, 2025 with noninterest-bearing deposits decreasing approximately $16 million, or 6%, and interest-bearing deposit accounts decreasing approximately $10 million, or 1%. Total deposits as of March 31, 2026 are $1.1 billion, or 3%, above March 31, 2025 deposit balances. On a year over year comparison, increases were recognized in interest bearing demand accounts of $34 million, and time deposits of $8 million. Decreases were recognized in noninterest-bearing demand deposits of $10 million and money market accounts of $1 million. Deposits have increased as customers move funds into interest bearing demand accounts and time certificates of deposit to take advantage of higher interest rates in those products. The estimated amount of uninsured deposits was $263 million, $281 million, and $262 million as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $4 million, or 12%, to $28 million at March 31, 2026 as compared to December 31, 2025 as these balances are cyclical and typically lower in the first quarter. Other borrowings decreased $25 thousand as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $129 million, or 10%, of total assets at March 31, 2026, an increase of $2.9 million, or 2%, from $126 million at December 31, 2025. The increase in shareholders’ equity during the three months ended March 31, 2026 was due to net income of $4.4 million, net of other comprehensive loss of $392 thousand and cash dividends of $1.1 million. Total accumulated other comprehensive loss ("AOCL") increased during the three months ended March 31, 2026 due to higher U.S. Treasury rates and decreased prices in government agency and corporate bonds as AFS securities are marked to fair value. This remaining unrealized loss in securities is temporary and is adjusted monthly for additional interest rate fluctuations, principal paydowns, calls, and maturities. The Company and the Bank met all regulatory capital requirements at March 31, 2026 as shown in the Capital Resources section of this report.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2026 and 2025

For the quarters ended March 31, 2026 and 2025, the Company recorded net income of $4.4 million and $3.6 million and $1.69 and $1.37 per share, respectively. The $828 thousand increase in net income for the period was primarily the result of an increase of $1.8 million in net interest income, offset by an increase in the provision for credit losses and off-balance sheet commitments of $93 thousand. Additionally, a $176 thousand increase in noninterest income was offset by a $824 thousand increase in noninterest expenses. The federal income tax provision increased $215 thousand. Pre-provision net revenue ("PPNR"), (a non-GAAP measure), totaled $6 million for the quarter ended March 31, 2026, an increase of $1.1 million, or 23%, from the prior year's first quarter.

Return on average assets and return on average equity were 1.42% and 14.03%, respectively, for the three-month period of 2026, compared to 1.22% and 12.58%, respectively for the same quarter in 2025.

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Federal Funds Sold	$467	$4	3.47%	$386	$4	4.20%
Interest-earning deposits in other banks	45,192	414	3.72	48,237	532	4.47
Taxable securities	300,490	1,962	2.65	310,210	1,795	2.35
Tax-exempt securities [4]	13,740	81	2.40	16,787	95	2.30
Loans [3,4]	845,298	12,537	6.01	755,863	10,886	5.84
Total interest-earning assets	1,205,187	14,998	5.05%	1,131,483	13,312	4.77%
Noninterest-earning assets	64,370			66,320
TOTAL ASSETS	$1,269,557			$1,197,803

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$241,285	$375	0.63%	$210,759	$358	0.69%
Savings deposits	318,211	700	0.89	312,084	729	0.95
Time deposits	266,094	2,363	3.60	250,360	2,440	3.95
Borrowed funds	28,331	67	0.96	27,653	73	1.07
Total interest-bearing liabilities	853,921	3,505	1.66%	800,856	3,600	1.82%
Noninterest-bearing demand deposits	280,748			275,331
Other liabilities	6,423			5,062
Shareholders' Equity	128,465			116,554
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,269,557			$1,197,803
Taxable equivalent net interest income, (Non-GAAP)		$11,493			$9,712
Tax equivalent adjustment [4]		(28)			(31)
Net interest income, (GAAP)		$11,465			$9,681
Net interest margin, (GAAP)			3.86%			3.47%
Tax equivalent adjustment [4]			0.01			0.01
Net interest margin-taxable equivalent, (Non-GAAP)			3.87%			3.48%
Taxable equivalent net interest spread			3.39%			2.95%

1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Taxable equivalent adjustments have been computed assuming a 21% tax rate in 2026 and 2025 (non-GAAP).

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the quarter ended March 31, 2026, was $15 million representing a $1.7 million, or 13% increase, compared to the same period in 2025. This increase was primarily due to the higher average balances of loans of $89 million. These increases were partially offset by volume decreases in securities and interest-earning deposits in other banks of $13 million over the comparable period. Rates on average interest-earning deposits in other banks decreased 76 basis points, while loan rates increased 17 basis points, and securities' interest rates increased 30 basis points for the quarter ended March 31, 2026 as compared to the same period in 2025. Interest expense for the quarter ended March 31, 2026 was $3.5 million, a decrease of $95 thousand, or 3%, from the same quarter in 2025. The decrease in interest expense occurred primarily due to rate decreases in time deposit accounts during the quarter ended March 31, 2026.

For the quarter ended March 31, 2026, the bank recognized net charge-offs of $7 thousand, compared to $29 thousand net charge-offs for the same quarter in 2025. The provision for credit losses on loans in the current quarter of $484 thousand, compared to a provision of $408 thousand in the same quarter ended 2025. The Company recorded a $11 thousand provision for credit loss expense on off-balance commitments in the first quarter 2026 compared to a $6 thousand recovery in the same quarter of 2025.

Economic indicators reflect somewhat flat business activity with uncertainty related to trade policies and rising energy prices. The provision for credit losses is determined based on management’s calculation of the adequacy of the allowance for credit losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income increased $176 thousand, or 10%, compared to the first quarter of 2025. The increase was primarily the result of a $41 thousand increase in credit card interchange fees, a $40 thousand increase in trust fees, $39 thousand increase in earnings on bank owned life insurance, $28 thousand increase in debit card interchange fees and a $24 thousand increase in unrealized gains on equity securities.

Noninterest expense increased $824 thousand, or 13%, from the first quarter 2025. Salary and employee benefit costs increased $536 thousand, or 15%, compared to the prior year quarter with an increase in the number of full time equivalent employees from 173 in 2025 to 182 in 2026 as vacant positions were filled. Software expense increased $118 thousand, or 29%, professional and director fees increased $45 thousand, or 11%, marketing and public relations expense increased $26 thousand, or 25%, state financial institutions tax increased $23 thousand, or 10%, due to the increase in capital. Occupancy expense decreased $8 thousand, or 2%. The Company’s first quarter efficiency ratio decreased to 54.8% compared to 56.8% in the prior year.

Federal income tax expense increased $215 thousand, or 24%, for the quarter ended March 31, 2026 as compared to the first quarter 2025. The provision for income taxes was $1.1 million (effective rate of 19.7%) for the quarter ended March 31, 2026, compared to $878 thousand (effective rate of 19.5%) for the same quarter ended 2025.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets of 9.9% at March 31, 2026 compared with 9.4% at December 31, 2025.

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, the Company and the Bank met all capital adequacy requirements to which they were subject.

	Capital Ratios
	March 31, 2026	December 31, 2025
Total Capital To Risk Weighted Assets Ratio
Consolidated	16.6%	16.6%
Bank	16.5	16.5

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	15.4	15.4
Bank	15.2	15.2

Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	15.4	15.4
Bank	15.2	15.2

Tier 1 Leverage Ratio
Consolidated	10.2	9.8
Bank	10.1	9.8

LIQUIDITY

(Dollars in thousands)	March 31, 2026	December 31, 2025	Change
Cash and cash equivalents	$55,208	$99,310	$(44,102)
Available from FHLB	147,378	144,813	2,565
Unpledged AFS securities at fair market value	126,993	126,666	327
	$329,579	$370,789	$(41,210)
Net deposits and short-term liabilities	$1,127,731	$1,153,980	$(26,249)
Liquidity ratio	29.2%	32.1%	(2.9)%
Minimum board approved liquidity ratio	20.0%	20.0%

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

The weighted average number of common shares outstanding for earnings per share computations was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2026	2025
Net income	$4,444	$3,616
Weighted average common shares outstanding	2,627,015	2,644,543
Earnings per share, basic and diluted	$1.69	$1.37

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

Interest rate risk is monitored primarily through the use of an earnings simulation model. The model is highly dependent on various assumptions, which change regularly as the balance sheet and market interest rates change. The earnings simulation model projects change in net interest income resulting from the effect of changes in interest rates. The analysis is performed quarterly over a twenty-four-month horizon. The analysis includes two (2) balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. This analysis is performed by estimating the expected cash flows of the Company’s financial instruments using interest rates in effect at March 31, 2026 and December 31, 2025. Interest rate risk policy limits are tested by measuring the anticipated change in net interest income over a two-year period. The tests assume quarterly ramped increases and decreases in market interest rates over twenty-four month horizons, as compared to a stable rate environment or base model. The following table reflects the change to net interest income using a dynamic balance sheet for the first twelve-month periods of the twenty-four month horizon.

March 31, 2026
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+ 400	$50,351	$1,333	2.7%	± 30%
+ 300	50,021	1,003	2.0	± 20
+ 200	49,687	669	1.4	± 15
+ 100	49,347	329	0.7	± 10
0	49,018	—	—
– 100	48,527	(491)	(1.0)	± 10
– 200	47,962	(1,056)	(2.2)	± 15
– 300	47,090	(1,928)	(3.9)	± 20
– 400	46,426	(2,592)	(5.3)	± 30

December 31, 2025
+ 400	49,820	$1,601	3.3%	± 30%
+ 300	49,417	1,198	2.5	± 20
+ 200	49,012	793	1.7	± 15
+ 100	48,602	383	0.8	± 10
0	48,219	—	—
– 100	47,598	(621)	(1.3)	± 10
– 200	46,983	(1,236)	(2.6)	± 15
– 300	46,252	(1,967)	(4.1)	± 20
– 400	45,678	(2,541)	(5.3)	± 30

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

QUARTER ENDED March 31, 2026

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A - RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)
Not applicable
(b)
Not applicable
(c)
The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2026:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
January 1, 2026 - January 31, 2026	—	—	—	21,782
February 1, 2026 - February 28, 2026	—	—	—	21,782
March 1, 2026 - March 31, 2026	—	—	—	21,782
Total for quarter	—		—	21,782

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED March 31, 2026

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	May 14, 2026	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	May 14, 2026	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer