Form 10-Q
period 2026-06-30
CSB Bancorp, Inc.
filed 2026-08-13
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 1, 2026, the registrant had 2,627,015 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED June 30, 2026

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share data)	2026	2025
ASSETS
Cash and cash equivalents
Cash and due from banks	$24,345	$17,731
Interest-earning deposits in other banks	56,804	81,332
Federal funds sold	378	247
Total cash and cash equivalents	81,527	99,310
Securities
Available-for-sale, at fair value	121,067	132,217
Held-to-maturity; fair value of $151,607 in 2026 and $161,052 in 2025 ($0 credit loss allowance for 2026 and 2025)	174,421	183,145
Equity securities	325	279
Restricted stock, at cost	1,645	1,645
Total securities	297,458	317,286
Loans held for sale	150	213
Loans	869,348	829,778
Less allowance for credit losses	13,528	12,470
Net loans	855,820	817,308
Premises and equipment, net	13,604	13,577
Bank-owned life insurance	31,689	31,168
Goodwill	4,728	4,728
Accrued interest receivable and other assets	9,240	9,146
TOTAL ASSETS	$1,294,216	$1,292,736

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$287,118	$288,947
Interest-bearing	846,289	838,968
Total deposits	1,133,407	1,127,915
Short-term borrowings	22,014	31,517
Other borrowings	694	917
Allowance for credit losses on off-balance sheet commitments	583	596
Accrued interest payable and other liabilities	4,888	5,511
TOTAL LIABILITIES	1,161,586	1,166,456
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,627,015 shares in 2026 and 2025	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	119,066	112,146
Treasury stock at cost: 353,587 shares in 2026 and 2025	(9,293)	(9,293)
Accumulated other comprehensive loss	(5,587)	(5,017)
TOTAL SHAREHOLDERS' EQUITY	132,630	126,280
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,294,216	$1,292,736

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Loans, including fees	$12,998	$11,497	$25,524	$22,372
Taxable securities	1,885	1,678	3,847	3,473
Nontaxable securities	65	75	129	150
Other	476	678	894	1,214
Total interest and dividend income	15,424	13,928	30,394	27,209
INTEREST EXPENSE
Deposits	3,486	3,515	6,924	7,042
Short-term borrowings	57	62	120	129
Other borrowings	5	6	9	12
Total interest expense	3,548	3,583	7,053	7,183
NET INTEREST INCOME	11,876	10,345	23,341	20,026
CREDIT LOSS EXPENSE
Provision for credit loss expense - loans	609	639	1,093	1,047
Recovery of credit loss expense - off-balance sheet commitments	(24)	(25)	(13)	(31)
Total provision for credit loss expense	585	614	1,080	1,016
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	11,291	9,731	22,261	19,010
NONINTEREST INCOME
Service charges on deposit accounts	325	297	631	592
Trust services	289	268	607	546
Debit card interchange fees	599	550	1,142	1,065
Credit card fees	193	151	384	301
Gain on sale of loans, net	75	81	127	130
Earnings on bank owned life insurance	266	229	521	445
Unrealized gain on equity securities	17	6	41	6
Other income	188	195	371	388
Total noninterest income	1,952	1,777	3,824	3,473
NONINTEREST EXPENSES
Salaries and employee benefits	4,249	3,921	8,482	7,618
Occupancy expense	336	352	684	708
Equipment expense	210	223	418	429
Professional and director fees	411	392	869	805
Financial institutions tax	252	233	505	463
Marketing and public relations	153	154	284	259
Software expense	524	441	1,045	844
Debit card expense	221	198	429	409
FDIC insurance expense	143	135	290	285
Other expenses	844	829	1,642	1,539
Total noninterest expenses	7,343	6,878	14,648	13,359
Income before income taxes	5,900	4,630	11,437	9,124
FEDERAL INCOME TAX PROVISION	1,165	903	2,258	1,781
NET INCOME	$4,735	$3,727	$9,179	$7,343
Basic and diluted net earnings per share	$1.80	$1.41	$3.49	$2.78

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$4,735	$3,727	$9,179	$7,343
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities arising during the period	(267)	985	(799)	2,550
Amortization of held-to-maturity discount resulting from transfer	40	41	76	81
Income tax effect at 21%	49	(215)	153	(551)
Other comprehensive (loss) income	(178)	811	(570)	2,080
Total comprehensive income	$4,557	$4,538	$8,609	$9,423

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Three Months Ended June 30, 2026
Balance at beginning of period	$18,629	$9,815	$115,461	$(9,293)	$(5,409)	$129,203
Net income	—	—	4,735	—	—	4,735
Other comprehensive loss	—	—	—	—	(178)	(178)
Cash dividends declared, $0.43 per share	—	—	(1,130)	—	—	(1,130)
Balance at June 30, 2026	$18,629	$9,815	$119,066	$(9,293)	$(5,587)	$132,630
Six Months Ended June 30, 2026
Balance at December 31, 2025	$18,629	$9,815	$112,146	$(9,293)	$(5,017)	$126,280
Net income	—	—	9,179	—	—	9,179
Other comprehensive loss	—	—	—	—	(570)	(570)
Cash dividends declared, $0.86 per share	—	—	(2,259)	—	—	(2,259)
Balance at June 30, 2026	$18,629	$9,815	$119,066	$(9,293)	$(5,587)	$132,630
Three Months Ended June 30, 2025
Balance at beginning of period	$18,629	$9,815	$105,664	$(8,622)	$(7,151)	$118,335
Net income	—	—	3,727	—	—	3,727
Other comprehensive income	—	—	—	—	811	811
Purchase of 2,626 treasury shares	—	—	—	(108)	—	(108)
Cash dividends declared, $0.41 per share	—	—	(1,082)	—	—	(1,082)
Balance at June 30, 2025	$18,629	$9,815	$108,309	$(8,730)	$(6,340)	$121,683
Six Months Ended June 30, 2025
Balance at December 31, 2024	$18,629	$9,815	$103,105	$(8,294)	$(8,420)	$114,835
Net income	—	—	7,343	—	—	7,343
Other comprehensive income	—	—	—	—	2,080	2,080
Purchase of 11,168 treasury shares	—	—	—	(436)	—	(436)
Cash dividends declared, $0.81 per share	—	—	(2,139)	—	—	(2,139)
Balance at June 30, 2025	$18,629	$9,815	$108,309	$(8,730)	$(6,340)	$121,683

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
NET CASH PROVIDED BY OPERATING ACTIVITIES	$9,739	$7,534
INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	14,260	22,745
Proceeds from repayments, held-to-maturity	8,665	9,200
Purchases, available-for-sale	(3,942)	(4,981)
Purchase, equity securities	(5)	—
Loan (originations) and payments, net	(39,505)	(50,758)
Property, equipment, and software acquisitions	(502)	(221)
Net cash used in investing activities	(21,029)	(24,015)
FINANCING ACTIVITIES
Net increase in deposits	5,492	44,457
Net change in short-term borrowings	(9,503)	(3,319)
Repayment of other borrowings	(223)	(301)
Cash dividends paid	(2,259)	(2,139)
Purchase of treasury shares	—	(436)
Net cash (used in) provided by financing activities	(6,493)	38,262
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,783)	21,781
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	99,310	73,509
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,527	$95,290
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$7,054	$7,207
Income taxes	2,780	1,600

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2026, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2025, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements. The results of operations for the period ended June 30, 2026 are not necessarily indicative of the operating results for the full year or any future interim period.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consisted of the following on June 30, 2026 and December 31, 2025:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2026
Available-for-sale
U.S. Treasury securities	$5,008	$—	$(26)	$—	$4,982
U.S. Government agencies	3,000	—	(55)	—	2,945
Mortgage-backed securities of government agencies	92,882	47	(5,211)	—	87,718
Asset-backed securities of government agencies	331	—	(7)	—	324
State and political subdivisions	11,638	—	(431)	—	11,207
Corporate bonds	14,167	8	(284)	—	13,891
Total available-for-sale	127,026	55	(6,014)	—	121,067
Held-to-maturity
U.S. Treasury securities	5,411	—	(322)	—	5,089
Mortgage-backed securities of government agencies	166,539	—	(22,413)	—	144,126
State and political subdivisions	2,471	—	(79)	—	2,392
Total held-to-maturity	174,421	—	(22,814)	—	151,607
Equity securities	190	135	—	—	325
Restricted stock	1,645	—	—	—	1,645
Total securities	$303,282	$190	$(28,828)	$—	$274,644
December 31, 2025
Available-for-sale
U.S. Treasury securities	$5,010	$10	$—	$—	$5,020
U.S. Government agencies	3,000	—	(92)	—	2,908
Mortgage-backed securities of government agencies	103,198	290	(4,579)	—	98,909
Asset-backed securities of government agencies	355	—	(8)	—	347
State and political subdivisions	11,660	—	(433)	—	11,227
Corporate bonds	14,154	7	(355)	—	13,806
Total available-for-sale	137,377	307	(5,467)	—	132,217
Held-to-maturity
U.S. Treasury securities	5,397	—	(321)	—	5,076
Mortgage-backed securities of government agencies	175,261	32	(21,717)	—	153,576
State and political subdivisions	2,487	—	(87)	—	2,400
Total held-to-maturity	183,145	32	(22,125)	—	161,052
Equity securities	185	94	—	—	279
Restricted stock	1,645	—	—	—	1,645
Total securities	$322,352	$433	$(27,592)	$—	$295,193

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The amortized cost and fair value of debt securities on June 30, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$11,518	$11,429
Due after one through five years	19,769	19,220
Due after five through ten years	15,733	14,269
Due after ten years	80,006	76,149
Total debt securities available-for-sale	$127,026	$121,067
Held-to-maturity
Due in one year or less	$2,498	$2,482
Due after one through five years	3,928	3,571
Due after five through ten years	1,505	1,477
Due after ten years	166,490	144,077
Total debt securities held-to-maturity	$174,421	$151,607

Securities with a fair value of approximately $133 million were pledged on June 30, 2026 and $134 million on December 31, 2025, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $1.1 million on June 30, 2026 and December 31, 2025. Federal Reserve Bank stock was $471 thousand on June 30, 2026 and December 31, 2025.

There were no proceeds from sales of securities for the six-month periods ended June 30, 2026 and 2025. All gains and losses recognized on equity securities during the six-month periods were unrealized.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The following table presents gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, on June 30, 2026 and December 31, 2025:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
June 30, 2026
Available-for-sale
U.S. Treasury securities	$(26)	$3,982	$—	$—	$(26)	$3,982
U.S. Government agencies	—	—	(55)	2,945	(55)	2,945
Mortgage-backed securities of government agencies	(491)	39,760	(4,720)	35,514	(5,211)	75,274
Asset-backed securities of government agencies	—	—	(7)	324	(7)	324
State and political subdivisions	(1)	1,519	(430)	8,488	(431)	10,007
Corporate bonds	—	—	(284)	9,647	(284)	9,647
Total temporarily impaired	$(518)	$45,261	$(5,496)	$56,918	$(6,014)	$102,179

December 31, 2025
Available-for-sale
U.S. Government agencies	$—	$—	$(92)	$2,908	$(92)	$2,908
Mortgage-backed securities of government agencies	(4)	6,713	(4,575)	38,734	(4,579)	45,447
Asset-backed securities of government agencies	—	—	(8)	347	(8)	347
State and political subdivisions	(2)	1,518	(431)	8,508	(433)	10,026
Corporate bonds	—	—	(355)	12,049	(355)	12,049
Total temporarily impaired	$(6)	$8,231	$(5,461)	$62,546	$(5,467)	$70,777

There were 96 securities in an unrealized loss position on June 30, 2026, 76 of which were in a continuous loss position for twelve (12) months or more. Each quarter the Company conducts a comprehensive security-level impairment assessment on the securities portfolio. Management believes the Company will fully recover the cost of these securities. Unrealized losses on the Company’s fixed-rate debt securities are a result of interest rate increases. U.S. Treasury securities and investments in securities of U.S. government sponsored agency bonds comprise $96 million of total AFS securities. The remaining $25 million of non-agency debt securities is made up of Corporate Bonds and debt securities to State and Political Subdivisions. For non-agency debt securities, the Company verified the current credit ratings remain above investment grade. Non-rated debt securities total $7 million. Annually, management reviews the credit profile of each non-rated issue and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and, therefore, no allowance for credit losses has been recorded. Management believes the value will recover as the securities approach maturity or market interest rates change.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The Bank monitors the credit quality of held-to-maturity debt securities primarily through utilizing their credit rating. The Bank monitors the credit rating on a quarterly basis. There are no nonperforming held-to-maturity securities. As of June 30, 2026, no ACL was required for any held-to-maturity security. The majority of the securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Bank. The following table summarizes the amortized cost of held-to maturity debt securities at June 30, 2026 and December 31, 2025, aggregated by credit quality indicator:

(Dollars in thousands)	U.S. Treasury securities	Mortgage- backed securities of government agencies	State and political subdivisions
June 30, 2026
Credit rating:
AAA / AA / A	$5,411	$166,539	$2,471
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$5,411	$166,539	$2,471

December 31, 2025
Credit rating:
AAA / AA / A	$5,397	$175,261	$2,487
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$5,397	$175,261	$2,487

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consisted of the following on June 30, 2026 and December 31, 2025:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Commercial and industrial	$162,593	$152,657
Commercial real estate	254,178	255,911
Commercial lessors of buildings	126,401	114,010
Construction	56,180	47,982
Consumer mortgage	197,873	193,298
Home equity line of credit	57,992	52,616
Consumer installment	10,147	9,019
Consumer indirect	3,966	4,366
Total loans	869,330	829,859
Allowance for credit losses	(13,528)	(12,470)
Deferred loan costs (fees), net	18	(81)
Net Loans	$855,820	$817,308

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

Loans serviced for others approximated $131 million and $132 million on June 30, 2026 and December 31, 2025, respectively.

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

The top five collateral exposures in commercial real estate and commercial lessors of buildings at June 30, 2026 are as follows: Industrial, manufacturing and production $82 million; healthcare facilities $47 million; warehouses $38 million; residential investment property $36 million; and animal feed production $25 million.

Allowance for Credit Losses

The following table details activity in the allowance for credit losses ("ACL") by portfolio segment for the three and six months ended June 30, 2026 and 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three and six months ended June 30, 2026, the increase in the ACL relates to one individually evaluated loan relationship reported in prior periods that is collateral dependent through its continued operation, corresponding increases in loan volume, and additional provision for credit losses for home equity lines of credit due to forecasted economic conditions affecting the consumer.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision (Recovery) for Credit Losses	Ending ACL Balance
Three Months Ended June 30, 2026
Commercial and industrial	$6,918	$(7)	$—	$536	$7,447
Commercial real estate	2,529	—	1	(51)	2,479
Commercial lessors of buildings	1,428	—	—	46	1,474
Construction	549	—	—	61	610
Consumer mortgage	843	—	3	(17)	829
Home equity line of credit	379	—	—	17	396
Consumer installment	110	(10)	2	10	112
Consumer indirect	191	(24)	7	7	181
	$12,947	$(41)	$13	$609	$13,528

Six Months Ended June 30, 2026
Commercial and industrial	$6,886	$(7)	$—	$568	$7,447
Commercial real estate	2,394	—	1	84	2,479
Commercial lessors of buildings	1,314	—	—	160	1,474
Construction	524	—	—	86	610
Consumer mortgage	838	—	5	(14)	829
Home equity line of credit	227	—	—	169	396
Consumer installment	84	(23)	5	46	112
Consumer indirect	203	(24)	8	(6)	181
	$12,470	$(54)	$19	$1,093	$13,528

Three Months Ended June 30, 2025
Commercial and industrial	$3,154	$(42)	$—	$(39)	$3,073
Commercial real estate	1,707	(301)	1	641	2,048
Commercial lessors of buildings	1,240	—	—	(12)	1,228
Construction	576	—	—	5	581
Consumer mortgage	758	—	—	21	779
Home equity line of credit	193	—	—	12	205
Consumer installment	89	(17)	3	17	92
Consumer indirect	257	(8)	2	(6)	245
	$7,974	$(368)	$6	$639	$8,251

Six Months Ended June 30, 2025
Commercial and industrial	$2,919	$(69)	$—	$223	$3,073
Commercial real estate	1,681	(301)	1	667	2,048
Commercial lessors of buildings	1,141	—	—	87	1,228
Construction	502	—	—	79	581
Consumer mortgage	812	—	1	(34)	779
Home equity line of credit	205	—	—	—	205
Consumer installment	92	(25)	7	18	92
Consumer indirect	243	(8)	3	7	245
	$7,595	$(403)	$12	$1,047	$8,251

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

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans
June 30, 2026
Commercial and industrial	$162,460	$133	$—	$—	$133	$162,593
Commercial real estate	254,178	—	—	—	—	254,178
Commercial lessors of buildings	126,401	—	—	—	—	126,401
Construction	56,180	—	—	—	—	56,180
Consumer mortgage	196,603	906	364	—	1,270	197,873
Home equity line of credit	57,947	—	45	—	45	57,992
Consumer installment	10,135	8	4	—	12	10,147
Consumer indirect	3,922	38	6	—	44	3,966
Total Loans	$867,826	$1,085	$419	$—	$1,504	$869,330

December 31, 2025
Commercial and industrial	$152,589	$48	$20	$—	$68	$152,657
Commercial real estate	255,835	76	—	—	76	255,911
Commercial lessors of buildings	114,010	—	—	—	—	114,010
Construction	47,962	20	—	—	20	47,982
Consumer mortgage	192,673	223	402	—	625	193,298
Home equity line of credit	52,221	320	75	—	395	52,616
Consumer installment	9,002	17	—	—	17	9,019
Consumer indirect	4,318	14	34	—	48	4,366
Total Loans	$828,610	$718	$531	$—	$1,249	$829,859

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of June 30, 2026 and December 31, 2025:

(Dollars in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Total Nonperforming
June 30, 2026
Commercial and industrial	$—	$4,317	$4,317	$—	$4,317
Commercial real estate	—	2,510	2,510	—	2,510
Commercial lessors of buildings	—	—	—	—	—
Construction	—	—	—	—	—
Consumer mortgage	—	331	331	—	331
Home equity line of credit	—	62	62	—	62
Consumer installment	—	25	25	—	25
Consumer indirect	—	42	42	—	42
Total Loans	$—	$7,287	$7,287	$—	$7,287

December 31, 2025
Commercial and industrial	$—	$9	$9	$—	$9
Commercial real estate	—	161	161	—	161
Commercial lessors of buildings	—	—	—	—	—
Construction	—	—	—	—	—
Consumer mortgage	—	336	336	—	336
Home equity line of credit	—	64	64	—	64
Consumer installment	—	32	32	—	32
Consumer indirect	—	50	50	—	50
Total Loans	$—	$652	$652	$—	$652

Interest income recognized on nonaccrual loans for the six months ended June 30, 2026 was $33 thousand and June 30, 2025 was $28 thousand, respectively.

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

	Type of Collateral
(Dollars in thousands)	Real Estate		Blanket Liens	Equipment
June 30, 2026
Commercial and industrial	$6,954	[1]	$8,513	$179
Commercial real estate	22,787	[2]	—	—
Total collateral dependent loans	$29,741		$8,513	$179

December 31, 2025
Commercial and industrial	$4,411	[1]	$7,078	$—
Commercial real estate	20,446	[2]	—	—
Total collateral dependent loans	$24,857		$7,078	$—

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Based on the most recent analysis performed, the following tables present the recorded investment in non-homogeneous loans by internal risk rating system as of June 30, 2026 and December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023		2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2026
Commercial and industrial:
Pass	$18,106	$19,649	$11,295	$10,882		$6,774	$7,873	$52,117	$—	$126,696
Special mention	25	52	4,448	66		48	22	3,607	—	8,268
Substandard	477	1,242	—	10,368	[1]	4,069	381	11,092	—	27,629
Doubtful	—	—	—	—		—	—	—	—	—
Total	$18,608	$20,943	$15,743	$21,316		$10,891	$8,276	$66,816	$—	$162,593
YTD gross charge-offs	$—	$—	$—	$—		$7	$—	$—	$—	$7
Commercial real estate:
Pass	$22,088	$41,007	$22,530	$29,140		$34,275	$66,740	$489	$—	$216,269
Special Mention	—	—	1,001	—		658	4,706	—	—	6,365
Substandard	—	—	—	21,930	[2]	345	9,269	—	—	31,544
Doubtful	—	—	—	—		—	—	—	—	—
Total	$22,088	$41,007	$23,531	$51,070		$35,278	$80,715	$489	$—	$254,178
YTD gross charge-offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Commercial lessors of buildings:
Pass	$11,672	$24,649	$22,129	$20,267		$19,557	$26,762	$306	$—	$125,342
Special Mention	—	—	—	—		—	168	—	—	168
Substandard	—	—	—	—		—	891	—	—	891
Doubtful	—	—	—	—		—	—	—	—	—
Total	$11,672	$24,649	$22,129	$20,267		$19,557	$27,821	$306	$—	$126,401
YTD gross charge-offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Commercial Construction:
Pass	$6,741	$10,394	$17,235	$1,861		$7,125	$1,873	$999	$—	$46,228
Special Mention	—	—	—	—		—	—	—	—	—
Substandard	—	—	—	—		144	—	—	—	144
Doubtful	—	—	—	—		—	—	—	—	—
Total	$6,741	$10,394	$17,235	$1,861		$7,269	$1,873	$999	$—	$46,372
YTD gross charge-offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Total
Pass	$58,607	$95,699	$73,189	$62,150		$67,731	$103,248	$53,911	$—	$514,535
Special Mention	25	52	5,449	66		706	4,896	3,607	—	14,801
Substandard	477	1,242	—	32,298	[1,2]	4,558	10,541	11,092	—	60,208
Doubtful	—	—	—	—		—	—	—	—	—
Total	$59,109	$96,993	$78,638	$94,514		$72,995	$118,685	$68,610	$—	$589,544
YTD commercial gross charge-offs	$—	$—	$—	$—		$7	$—	$—	$—	$7

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

1 Balances include $3.5 million USDA guarantee.

2 Balances include $16.4 million USDA guarantee.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The Company monitors the credit risk profile by payment activity for the loan classes listed below. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. The following table presents the amortized cost in consumer loans based on payment activity as of June 30, 2026 and December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2026
Consumer mortgage:
Performing	$12,783	$27,683	$27,246	$23,439	$28,576	$77,815	$—	$—	$197,542
Nonperforming	—	—	—	179	—	152	—	—	331
Total	$12,783	$27,683	$27,246	$23,618	$28,576	$77,967	$—	$—	$197,873
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Construction:
Performing	$2,726	$6,107	$432	$—	$424	$119	$—	$—	$9,808
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$2,726	$6,107	$432	$—	$424	$119	$—	$—	$9,808
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$56,733	$1,197	$57,930
Nonperforming	—	—	—	—	—	—	62	—	62
Total	$—	$—	$—	$—	$—	$—	$56,795	$1,197	$57,992
YTD gross charge-offs		$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$3,498	$3,297	$1,277	$1,217	$508	$276	$49	$—	$10,122
Nonperforming	—	—	—	—	1	24	—	—	25
Total	$3,498	$3,297	$1,277	$1,217	$509	$300	$49	$—	$10,147
YTD gross charge-offs	$—	$13	$4	$1	$—	$5	$—	$—	$23
Consumer indirect:
Performing	$196	$316	$498	$356	$667	$1,891	$—	$—	$3,924
Nonperforming	—	—	—	9	—	33	—	—	42
Total	$196	$316	$498	$365	$667	$1,924	$—	$—	$3,966
YTD gross charge-offs	$—	$—	$24	$—	$—	$—	$—	$—	$24
Total
Performing	$19,203	$37,403	$29,453	$25,012	$30,175	$80,101	$56,782	$1,197	$279,326
Nonperforming	—	—	—	188	1	209	62	—	460
Total	$19,203	$37,403	$29,453	$25,200	$30,176	$80,310	$56,844	$1,197	$279,786
YTD consumer gross charge-offs	$—	$13	$28	$1	$—	$5	$—	$—	$47

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

Consumer mortgages are substantially secured by one to four family owner occupied properties and consumer indirect loans are substantially secured by recreational vehicles. All nonperforming consumer loans are evaluated when placed on nonaccrual status and may be charged down based on the collateral fair value less cost to sell if that value is lower than the outstanding balance. As of June 30, 2026 there were no loans secured by consumer real estate in process of foreclosure.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

There was one modification of a loan to a borrower experiencing financial difficulty completed during the six month period ended June 30, 2026 and no modifications of loans to borrowers experiencing financial difficulty during the six month period June 30, 2025.

	Term Extension
(Dollars in thousands)	Amortized Cost Basis	% of Total Class of Financing Receivable
June 30, 2026
Home equity line of credit	$125	0.2%
Total	$125

Term Extension
Loan Type	Financial Effect
Home equity line of credit	Added a 10 year term extension to the loan.

The Bank closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last twelve months:

(Dollars in thousands)	Current	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
June 30, 2026
Home equity line of credit	$440	$—	$—	$—	$—
	$440	$—	$—	$—	$—

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	June 30,	December 31,
(Dollars in thousands)	2026	2025
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$22,081	$31,574
Repurchase agreements	22,014	31,517

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of June 30, 2026 and December 31, 2025 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities or identical securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes and are not included in the table below.

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2026
Assets:
Securities available-for-sale
U.S. Treasury securities	$—	4,982	$—	$4,982
U.S. Government agencies	—	2,945	—	2,945
Mortgage-backed securities of government agencies	—	87,718	—	87,718
Asset-backed securities of government agencies	—	324	—	324
State and political subdivisions	—	11,207	—	11,207
Corporate bonds	—	13,891	—	13,891
Total available-for-sale securities	$—	$121,067	$—	$121,067
Equity securities	$279	$—	$—	$279

December 31, 2025
Assets:
Securities available-for-sale
U.S. Treasury securities	$—	$5,020	$—	$5,020
U.S. Government agencies	—	2,908	—	2,908
Mortgage-backed securities of government agencies	14,940	83,969	—	98,909
Asset-backed securities of government agencies	—	347	—	347
State and political subdivisions	—	11,227	—	11,227
Corporate bonds	—	13,806	—	13,806
Total available-for-sale securities	$14,940	$117,277	$—	$132,217
Equity securities	$233	$—	$—	$233

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheet at their fair value as of June 30, 2026 and December 31, 2025, by level within the fair value hierarchy.

(Dollars in thousands)	Level I	Level II	Level III	Total
June 30, 2026
Individually evaluated collateral dependent loans recorded at fair value:
Commercial and industrial	$—	$—	$6,906	$6,906
Commercial real estate	—	—	22,787	22,787
Total individually evaluated collateral dependent loans recorded at fair value:	$—	$—	$29,693	$29,693

December 31, 2025
Individually evaluated collateral dependent loans recorded at fair value:
Commercial and industrial	$—	$—	$7,489	$7,489
Commercial real estate	—	—	20,446	20,446
Total individually evaluated collateral dependent loans recorded at fair value:	$—	$—	$27,935	$27,935

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments carried at amortized cost as of June 30, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
June 30, 2026
Financial assets
Securities held-to-maturity	$174,421	$—	$151,607	$—	$151,607
Loans held for sale	150	154	—	—	154
Net loans	855,820	—	—	825,900	825,900
Mortgage servicing rights	632	—	—	632	632
Financial liabilities
Deposits	$1,133,407	$849,553	$—	$285,439	$1,134,992
Other borrowings	694	—	—	627	627

December 31, 2025
Financial assets
Securities held-to-maturity	$183,145	$—	$161,052	$—	$161,052
Loans held for sale	213	217	—	—	217
Net loans	817,308	—	—	784,544	784,544
Mortgage servicing rights	625	—	—	625	625
Financial liabilities
Deposits	$1,127,915	$865,010	$—	$264,502	$1,129,512
Other borrowings	917	—	—	835	835

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a Level I fair value that approximates their carrying value. The Company also has unrecognized financial instruments on June 30, 2026 and December 31, 2025, related to commitments to extend credit and letters of credit. The aggregate contract amount of such financial instruments was approximately $288 million on June 30, 2026 and $294 million on December 31, 2025.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three and six months ended June 30, 2026 and 2025:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three Months Ended June 30, 2026
Balance, beginning of period	$(6,846)	$1,437	(5,409)
Unrealized holding loss on available-for-sale securities arising during the period	(267)	56	(211)
Amortization of held-to-maturity discount resulting from transfer	40	(7)	33
Total other comprehensive loss	(227)	49	(178)
Balance, end of period	$(7,073)	$1,486	$(5,587)

Six Months Ended June 30, 2026
Balance, beginning of period	$(6,350)	$1,333	$(5,017)
Unrealized holding loss on available-for-sale securities arising during the period	(799)	168	(631)
Amortization of held-to-maturity discount resulting from transfer	76	(15)	61
Total other comprehensive loss	(723)	153	(570)
Balance, end of period	$(7,073)	$1,486	$(5,587)

Three Months Ended June 30, 2025
Balance, beginning of period	$(9,052)	$1,901	$(7,151)
Unrealized holding gain on available-for-sale securities arising during the period	985	(207)	778
Amortization of held-to-maturity discount resulting from transfer	41	(9)	32
Total other comprehensive income	1,026	(215)	811
Balance, end of period	$(8,026)	$1,686	$(6,340)

Six Months Ended June 30, 2025
Balance, beginning of period	$(10,657)	$2,237	$(8,420)
Unrealized holding gain on available-for-sale securities arising during the period	2,550	(535)	2,016
Amortization of held-to-maturity discount resulting from transfer	81	(16)	65
Total other comprehensive income	2,631	(551)	2,080
Balance, end of period	$(8,026)	$1,686	$(6,340)

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company on June 30, 2026 as compared to December 31, 2025, and the consolidated results of operations for the three and six months ended June 30, 2026 compared to the same periods in 2025. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets remain steady at $1.29 billion at June 30, 2026 and December 31, 2025. During the six months ended June 30, 2026, securities decreased $20 million, net loans increased $39 million, and cash and cash equivalents decreased $18 million. Deposits and short-term borrowings decreased $4 million.

Net loans increased $39 million, or 5%, as commercial and commercial real estate loans increased $21 million, or 4%, compared to December 31, 2025 and residential real estate loans increased $5 million, or 2%, from December 31, 2025. Construction loans increased $8 million, or 17%, from December 31, 2025. Consumer refinance activity remains slow on mortgage loans, while home construction activity rose as well as home equity line origination increases of $21 million. Residential mortgage loan originations, including home equity lines, for the six months ended June 30, 2026 totaled $40 million, an increase from $32 million in mortgage originations during the six months ended June 30, 2025. Mortgage loan originations sold into the secondary market remained stable at $4 million, during the six months ended June 30, 2026 and June 30, 2025 respectively. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

The allowance for credit losses for loans increased $1 million from December 31, 2025 to $13.5 million. The increase in the allowance was due to one individually evaluated loan relationship, an increase in loan volume, and an increase in risk forecast within the home equity line portfolio. Net charge-offs were $35 thousand, or an annualized 0.01% of average loans, in the current six-month period compared to net charge-offs of $391 thousand, or 0.10% of average loans in the year-ago six-month period. At June 30, 2026, the allowance for credit losses to total loans was 1.56%. We believe the allowance level is appropriate given the level of problem loans and composition of the overall loan portfolio in the current economic environment.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming loans increased $6.6 million to $7.3 million, or 0.84%, of total loans from $652 thousand, or 0.08% of total loans, on December 31, 2025. For the six months ended June 30, 2026, $6.7 million in loans were placed on nonaccrual status, $93 thousand in paydowns were received, and no nonperforming loans were charged-off due to non-payment.

	June 30,		December 31,		June 30,
(Dollars in thousands)	2026		2025		2025
Non-performing loans	$7,287		$652		$1,357
Allowance for credit losses	13,528		12,470		8,251
Total loans	869,348		829,778		788,070
Allowance for credit losses as a percentage of total loans	1.56%		1.50%		1.05%
Allowance for credit losses to total nonperforming loans	1.9	X	19.1	X	6.1	X

The ratio of gross loans to deposits was 77% and 74% at June 30, 2026 and December 31, 2025.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $29 million within the available-for-sale and held-to-maturity portfolios as of June 30, 2026, was primarily the result of current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. As a result, all embedded security losses on June 30, 2026, are considered temporary and no allowance for credit loss is necessary.

The weighted average life of total debt securities was 5.10 years at June 30, 2026 as compared to 5.12 years at December 31, 2025. If interest rates declined 100 basis points, the weighted average life was estimated to fall to 4.57 years at June 30, 2026. If interest rates rose 100 basis points the weighted average life would be expected to increase to 5.57 years at June 30, 2026.

Deposits increased $5 million, or 0.5%, from December 31, 2025 with noninterest-bearing deposits decreasing approximately $1.8 million, or 0.6%, and interest-bearing deposit accounts increasing approximately $7 million, or 0.9%. Total deposits as of June 30, 2026 are $1.1 billion, or 4%, above June 30, 2025 deposit balances. On a year over year comparison, increases were recognized in interest bearing demand accounts of $11 million, time deposits of $27 million noninterest-bearing demand deposits of $4 million, and savings accounts of $3 million. Decreases were recognized in money market accounts of $378 thousand. Deposits have increased as customers move funds into interest bearing demand accounts and time certificates of deposit to take advantage of higher interest rates in those products. The estimated amount of uninsured deposits was $272 million, $281 million, and $266 million as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $10 million, or 30%, to $22 million at June 30, 2026 as compared to December 31, 2025. These balances have returned to a more typical amount and are even with June 30, 2025. Other borrowings decreased $223 thousand as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $133 million, or 10%, of total assets at June 30, 2026, an increase of $6.3 million, or 5%, from $126 million at December 31, 2025. The increase in shareholders’ equity during the six months ended June 30, 2026 was due to net income of $9.2 million, net of other comprehensive loss of $570 thousand and cash dividends of $2.3 million. Total accumulated other comprehensive loss ("AOCL") increased during the six months ended June 30, 2026 due to higher U.S. Treasury rates and decreased prices in government agency and corporate bonds as AFS securities are marked to fair value. This remaining unrealized loss in securities is temporary and is adjusted monthly for additional interest rate fluctuations, principal paydowns, calls, and maturities. The Company and the Bank met all regulatory capital requirements at June 30, 2026 as shown in the Capital Resources section of this report.

RESULTS OF OPERATIONS

Three months ended June 30, 2026 and 2025

For the quarters ended June 30, 2026 and 2025, the Company recorded net income of $4.7 million and $3.7 million and $1.80 and $1.41 per share, respectively. The $1 million increase in net income for the period

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

was primarily the result of an increase of $1.5 million in net interest income, a $175 thousand increase in non interest income, and a decrease in the provision for credit losses and off-balance sheet commitments of $29 thousand. The noninterest expense increase of $465 thousand partially offset the revenue increases. The federal income tax provision increased $262 thousand. Pre-provision net revenue ("PPNR"), (a non-GAAP measure), totaled $6 million for the quarter ended June 30, 2026, an increase of $1.2 million, or 24%, from the prior year's second quarter.

Return on average assets and return on average equity were 1.48% and 14.48%, respectively, for the three-month period of 2026, compared to 1.23% and 12.48%, respectively for the same quarter in 2025.

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Federal Funds Sold	$459	$4	3.50%	$393	$4	4.08%
Interest-earning deposits in other banks	51,078	472	3.71	60,529	674	4.47
Taxable securities	291,121	1,885	2.60	296,305	1,678	2.27
Tax-exempt securities [4]	13,639	83	2.44	16,786	95	2.28
Loans [3,4]	862,329	13,008	6.05	779,664	11,508	5.92
Total interest-earning assets	1,218,626	15,452	5.09%	1,153,677	13,959	4.85%
Noninterest-earning assets	66,284			66,629
TOTAL ASSETS	$1,284,910			$1,220,306

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$244,982	$385	0.63%	$230,267	$429	0.75%
Savings deposits	314,816	648	0.83	308,601	695	0.90
Time deposits	278,850	2,454	3.53	255,754	2,392	3.75
Borrowed funds	25,666	61	0.95	25,377	67	1.06
Total interest-bearing liabilities	864,314	3,548	1.65%	819,999	3,583	1.75%
Noninterest-bearing demand deposits	283,765			275,514
Other liabilities	5,666			5,014
Shareholders' Equity	131,165			119,779
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,284,910			$1,220,306
Taxable equivalent net interest income, (Non-GAAP)		$11,904			$10,376
Tax equivalent adjustment [4]		(28)			(31)
Net interest income, (GAAP)		$11,876			$10,345
Net interest margin, (GAAP)			3.91%			3.60%
Tax equivalent adjustment [4]			0.01			0.01
Net interest margin-taxable equivalent, (Non-GAAP)			3.92%			3.61%
Taxable equivalent net interest spread			3.44%			3.10%

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the quarter ended June 30, 2026, was $15 million representing a $1.5 million, or 11% increase, compared to the same period in 2025. This increase was primarily due to the higher average balances of loans of $83 million. These increases were partially offset by volume decreases in securities and interest-earning deposits in other banks of $18 million over the comparable period. Rates on average interest-earning deposits in other banks decreased 76 basis points, while loan rates increased 13 basis points, and securities' interest rates increased 32 basis points for the quarter ended June 30, 2026 as compared to the same period in 2025. Interest expense for the quarter ended June 30, 2026 was $3.5 million, a decrease of $35 thousand, or 1%, from the same quarter in 2025. The decrease in interest expense occurred primarily due to rate decreases in time deposit accounts during the quarter ended June 30, 2026.

For the quarter ended June 30, 2026, the bank recognized net charge-offs of $28 thousand, compared to $362 thousand net charge-offs for the same quarter in 2025. The provision for credit losses on loans in the current quarter of $609 thousand, compared to a provision of $639 thousand in the same quarter ended 2025. The Company recorded a $24 thousand recovery for credit loss expense on off-balance commitments in the second quarter 2026 compared to a $25 thousand recovery in the same quarter of 2025. The provision for credit losses is determined based on management’s calculation of the adequacy of the allowance for credit losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income increased $175 thousand, or 10%, compared to the second quarter of 2025. The increase was primarily the result of a $49 thousand increase in debit card interchange fees, a $42 thousand increase in credit card fees, $37 thousand increase in earnings on bank owned life insurance, $28 thousand increase in service charges on deposits.

Noninterest expense increased $465 thousand, or 7%, from the second quarter 2025. Salary and employee benefit costs increased $328 thousand, or 8%, compared to the prior year quarter with an increase in the number of full time equivalent employees from 175 in 2025 to 185 in 2026 as vacant positions were filled. Software expense increased $83 thousand, or 19%, debit card expense increased $23 thousand or 12%. Occupancy expense decreased $16 thousand, or 5%. The Company’s second quarter efficiency ratio decreased to 53.1% compared to 56.6% in the prior year.

Federal income tax expense increased $262 thousand, or 29%, for the quarter ended June 30, 2026 as compared to the second quarter 2025. The provision for income taxes was $1.2 million (effective rate of 19.8%) for the quarter ended June 30, 2026, compared to $903 thousand (effective rate of 19.5%) for the same quarter ended 2025.

RESULTS OF OPERATIONS

Six months ended June 30, 2026, and 2025

For the six months ended June 30, 2026, and 2025, the Company recorded net income of $9.2 million and $7.3 million and $3.49 and $2.78 per share, respectively. The $2 million increase in net income for the six-month period was primarily the result of $3 million increase to net interest income. The increase to net income was partially offset by an increase in noninterest expense of $1 million.

The federal income tax provision was $477 thousand higher during the six-month period in 2026 than in 2025. Return on average assets and return on average equity were 1.45% and 14.26%, respectively, for the six months ended June 30, 2026, compared to 1.22% and 12.53%, respectively for the same period in 2025.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Federal Funds Sold	$463	$8	3.48%	$390	$8	4.14%
Interest-earning deposits in other banks	48,151	886	3.71	54,417	1,206	4.47
Taxable securities	295,780	3,847	2.62	303,219	3,473	2.31
Tax-exempt securities [4]	13,689	164	2.42	16,787	191	2.29
Loans [3,4]	853,860	25,545	6.03	767,830	22,393	5.88
Total interest-earning assets	1,211,943	30,450	5.07%	1,142,643	27,271	4.81%
Noninterest-earning assets	65,351			66,486
TOTAL ASSETS	$1,277,294			$1,209,129

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$243,143	$760	0.63%	$220,567	$787	0.72%
Savings deposits	316,504	1,348	0.86	310,333	1,424	0.93
Time deposits	272,507	4,817	3.56	253,072	4,831	3.85
Borrowed funds	26,991	128	0.96	26,509	141	1.07
Total interest-bearing liabilities	859,145	7,053	1.66%	810,481	7,183	1.79%
Noninterest-bearing demand deposits	282,264			275,423
Other liabilities	6,062			5,050
Shareholders' Equity	129,823			118,175
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,277,294			$1,209,129
Taxable equivalent net interest income, (Non-GAAP)		$23,397			$20,088
Tax equivalent adjustment [4]		(56)			(62)
Net interest income, (GAAP)		$23,341			$20,026
Net interest margin, (GAAP)			3.88%			3.54%
Tax equivalent adjustment [4]			0.01			0.01
Net interest margin-taxable equivalent, (Non-GAAP)			3.89%			3.55%
Taxable equivalent net interest spread			3.41%			3.02%

1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Taxable equivalent adjustments have been computed assuming a 21% tax rate in 2026 and 2025 (non-GAAP).

Interest income for the six months ended June 30, 2026, was $30 million representing a $3 million increase, or 12%, compared to the same period in 2025. This increase was primarily due to volume and yield increases on loans for the period ended June 30, 2026, as compared to the same period in 2025. Interest expense for the six months ended June 30, 2026, was $7 million, a decrease of $130 thousand, or 2%, from the same period in 2025.

For the six months ended June 30, 2026, the provision for credit losses and off-balance sheet commitments was $1 million stable with 2025. For more discussion see Results of Operations, three months. The provision for credit losses is determined based on management’s calculation of the adequacy of the allowance for credit losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income for the six months ended June 30, 2026, was $3.8 million, an increase of $351 thousand, or 10%, compared to the same period in 2025. Credit card fees increased $83 thousand, debit card interchange fee increased $77 thousand, and earnings on bank owned life insurance policies increased $76 thousand for the period. Trust services increased $61 thousand or 11%.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expenses for the six months ended June 30, 2026, increased $1.3 million, or 10%, compared to the same period in 2025. Salaries and employee benefits increased $864 thousand, or 11%, a result of increases in base salaries and benefits, partially due to increased headcount as the company was able to reduce vacancies and add several new positions supporting growth. Software expense increased $201 thousand, or 24%, primarily due to new loan production software.

The provision for income taxes was $2.3 million (effective rate of 19.7%) for the six months ended June 30, 2026, compared to $1.8 million (effective rate of 19.5%) for the same period ended 2025.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets (a non-GAAP measure) of 9.9% at June 30, 2026 compared with 9.4% at December 31, 2025.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, the Company and the Bank met all capital adequacy requirements to which they were subject.

	Capital Ratios
	June 30, 2026	December 31, 2025
Total Capital To Risk Weighted Assets Ratio
Consolidated	16.8%	16.6%
Bank	16.6	16.5

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	15.5	15.4
Bank	15.3	15.2

Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	15.5	15.4
Bank	15.3	15.2

Tier 1 Leverage Ratio
Consolidated	10.4	9.8
Bank	10.3	9.8

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

(Dollars in thousands)	June 30, 2026	December 31, 2025	Change
Cash and cash equivalents	$81,527	$99,310	$(17,783)
Available from FHLB	150,840	144,813	6,027
Unpledged AFS securities at fair market value	119,329	126,666	(7,337)
	$351,696	$370,789	$(19,093)
Net deposits and short-term liabilities	$1,153,763	$1,153,980	$(217)
Liquidity ratio	30.5%	32.1%	(1.6)%
Minimum board approved liquidity ratio	20.0%	20.0%

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

The weighted average number of common shares outstanding for earnings per share computations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Net income	$4,735	$3,727	$9,179	$7,343
Weighted average common shares outstanding	2,627,015	2,639,244	2,627,015	2,641,879
Earnings per share, basic and diluted	$1.80	$1.41	$3.49	$2.78

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

Interest rate risk is monitored primarily through the use of an earnings simulation model. The model is highly dependent on various assumptions, which change regularly as the balance sheet and market interest rates change. The earnings simulation model projects change in net interest income resulting from the effect of changes in interest rates. The analysis is performed quarterly over a twenty-four-month horizon. The analysis includes two (2) balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. This analysis is performed by estimating the expected cash flows of the Company’s financial instruments using interest rates in effect at June 30, 2026 and December 31, 2025. Interest rate risk policy limits are tested by measuring the anticipated change in net interest income over a two-year period. The tests assume quarterly ramped increases and decreases in market interest rates over twenty-four month horizons, as compared to a stable rate environment or base model. The following table reflects the change to net interest income using a dynamic balance sheet for the first twelve-month periods of the twenty-four month horizon.

June 30, 2026
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+ 400	$53,301	$1,743	3.4%	± 30%
+ 300	52,873	1,315	2.6	± 20
+ 200	52,430	872	1.7	± 15
+ 100	51,981	423	0.8	± 10
0	51,558	—	—
– 100	51,069	(489)	(0.9)	± 10
– 200	50,456	(1,102)	(2.1)	± 15
– 300	49,361	(2,197)	(4.3)	± 20
– 400	48,535	(3,023)	(5.9)	± 30

December 31, 2025
+ 400	49,820	$1,601	3.3%	± 30%
+ 300	49,417	1,198	2.5	± 20
+ 200	49,012	793	1.7	± 15
+ 100	48,602	383	0.8	± 10
0	48,219	—	—
– 100	47,598	(621)	(1.3)	± 10
– 200	46,983	(1,236)	(2.6)	± 15
– 300	46,252	(1,967)	(4.1)	± 20
– 400	45,678	(2,541)	(5.3)	± 30

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

QUARTER ENDED June 30, 2026

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A - RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)
Not applicable
(b)
Not applicable
(c)
The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2026:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
April 1, 2026 - April 30, 2026	—	—	—	21,782
May 1, 2026 - May 31, 2026	—	—	—	21,782
June 1, 2026 - June 30, 2026	—	—	—	21,782
Total for quarter	—		—	21,782

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED June 30, 2026

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	August 13, 2026	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	August 13, 2026	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer