Form 10-Q
period 2026-09-30
CSB Bancorp, Inc.
filed 2026-11-13
CIK 880417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 2, 2026 the registrant had 2,627,015 shares of common stock, $6.25 par value per share, outstanding.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2026

CSB BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share data)	2026	2025
ASSETS
Cash and cash equivalents
Cash and due from banks	$17,514	$17,731
Interest-earning deposits in other banks	66,665	81,332
Federal funds sold	479	247
Total cash and cash equivalents	84,658	99,310
Securities
Available-for-sale, at fair value	115,895	132,217
Held-to-maturity; fair value of $139,186 in 2026 and $161,052 in 2025 ($0 credit loss allowance for 2026 and 2025)	166,946	183,145
Equity securities	344	279
Restricted stock, at cost	1,684	1,645
Total securities	284,869	317,286
Loans held for sale	—	213
Loans	893,744	829,778
Less allowance for credit losses	14,146	12,470
Net loans	879,598	817,308
Premises and equipment, net	13,973	13,577
Bank-owned life insurance	31,957	31,168
Goodwill	4,728	4,728
Accrued interest receivable and other assets	10,733	9,146
TOTAL ASSETS	$1,310,516	$1,292,736

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$290,627	$288,947
Interest-bearing	854,545	838,968
Total deposits	1,145,172	1,127,915
Short-term borrowings	23,894	31,517
Other borrowings	675	917
Allowance for credit losses on off-balance sheet commitments	642	596
Accrued interest payable and other liabilities	5,577	5,511
TOTAL LIABILITIES	1,175,960	1,166,456
SHAREHOLDERS' EQUITY
Common stock, $6.25 par value. Authorized 9,000,000 shares; issued 2,980,602 shares; outstanding 2,627,015 shares in 2026 and 2025	18,629	18,629
Additional paid-in capital	9,815	9,815
Retained earnings	122,871	112,146
Treasury stock at cost: 353,587 shares in 2026 and 2025	(9,293)	(9,293)
Accumulated other comprehensive loss	(7,466)	(5,017)
TOTAL SHAREHOLDERS' EQUITY	134,556	126,280
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,310,516	$1,292,736

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Loans, including fees	$13,731	$12,117	$39,255	$34,489
Taxable securities	1,822	1,695	5,669	5,168
Nontaxable securities	70	73	199	223
Other	751	829	1,645	2,043
Total interest and dividend income	16,374	14,714	46,768	41,923
INTEREST EXPENSE
Deposits	3,697	3,715	10,621	10,757
Short-term borrowings	56	57	176	186
Other borrowings	3	4	12	16
Total interest expense	3,756	3,776	10,809	10,959
NET INTEREST INCOME	12,618	10,938	35,959	30,964
CREDIT LOSS EXPENSE
Provision for credit loss expense - loans	701	480	1,794	1,527
Provision (recovery) of credit loss expense - off-balance sheet commitments	58	21	45	(10)
Total provision for credit loss expense	759	501	1,839	1,517
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	11,859	10,437	34,120	29,447
NONINTEREST INCOME
Service charges on deposit accounts	351	310	982	902
Trust services	303	294	910	840
Debit card interchange fees	618	563	1,760	1,628
Credit card fees	193	182	577	483
Gain on sale of loans, net	129	65	256	195
Earnings on bank owned life insurance	268	229	789	674
Unrealized gain (loss) on equity securities	19	(4)	60	2
Other income	222	227	593	615
Total noninterest income	2,103	1,866	5,927	5,339
NONINTEREST EXPENSES
Salaries and employee benefits	4,577	4,109	13,059	11,727
Occupancy expense	347	323	1,031	1,031
Equipment expense	230	200	648	629
Professional and director fees	404	502	1,273	1,307
Financial institutions tax	252	226	757	689
Marketing and public relations	139	155	423	414
Software expense	579	498	1,624	1,342
Debit card expense	242	208	671	617
FDIC insurance expense	147	135	437	420
Other expenses	825	777	2,467	2,316
Total noninterest expenses	7,742	7,133	22,390	20,492
Income before income taxes	6,220	5,170	17,657	14,294
FEDERAL INCOME TAX PROVISION	1,233	1,019	3,491	2,800
NET INCOME	$4,987	$4,151	$14,166	$11,494
Basic and diluted earnings per share	$1.90	$1.57	$5.39	$4.35

See notes to unaudited consolidated financial statements

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$4,987	$4,151	$14,166	$11,494
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities arising during the period	(2,417)	876	(3,216)	3,426
Amortization of held-to-maturity discount resulting from transfer	40	44	116	125
Income tax effect at 21%	498	(194)	651	(745)
Other comprehensive (loss) income	(1,879)	726	(2,449)	2,806
Total comprehensive income	$3,108	$4,877	$11,717	$14,300

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Three Months Ended September 30, 2026
Balance at beginning of period	$18,629	$9,815	$119,066	$(9,293)	$(5,587)	$132,630
Net income	—	—	4,987	—	—	4,987
Other comprehensive loss	—	—	—	—	(1,879)	(1,879)
Cash dividends declared, $0.45 per share	—	—	(1,182)	—	—	(1,182)
Balance at September 30, 2026	$18,629	$9,815	$122,871	$(9,293)	$(7,466)	$134,556
Nine Months Ended September 30, 2026
Balance at December 31, 2025	$18,629	$9,815	$112,146	$(9,293)	$(5,017)	$126,280
Net income	—	—	14,166	—	—	14,166
Other comprehensive loss	—	—	—	—	(2,449)	(2,449)
Cash dividends declared, $1.31 per share	—	—	(3,441)	—	—	(3,441)
Balance at September 30, 2026	$18,629	$9,815	$122,871	$(9,293)	$(7,466)	$134,556
Three Months Ended September 30, 2025
Balance at beginning of period	$18,629	$9,815	$108,309	$(8,730)	$(6,340)	$121,683
Net income	—	—	4,151	—	—	4,151
Other comprehensive income	—	—	—	—	726	726
Purchase of 6,423 treasury shares	—	—	—	(290)	—	(290)
Cash dividends declared, $0.41 per share	—	—	(1,080)	—	—	(1,080)
Balance at September 30, 2025	$18,629	$9,815	$111,380	$(9,020)	$(5,614)	$125,190
Nine Months Ended September 30, 2025
Balance at December 31, 2024	$18,629	$9,815	$103,105	$(8,294)	$(8,420)	$114,835
Net income	—	—	11,494	—	—	11,494
Other comprehensive income	—	—	—	—	2,806	2,806
Purchase of 17,591 treasury shares	—	—	—	(726)	—	(726)
Cash dividends declared, $1.22 per share	—	—	(3,219)	—	—	(3,219)
Balance at September 30, 2025	$18,629	$9,815	$111,380	$(9,020)	$(5,614)	$125,190

See notes to unaudited consolidated financial statements.

CSB BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
NET CASH PROVIDED BY OPERATING ACTIVITIES	$15,393	$13,302
INVESTING ACTIVITIES
Securities:
Proceeds from repayments, available-for-sale	25,929	33,031
Proceeds from repayments, held-to-maturity	16,109	14,191
Purchases, available-for-sale	(12,852)	(20,183)
Purchase, equity securities	(5)	—
Purchase, restricted stock	(39)	—
Loan (originations) and payments, net	(63,993)	(72,754)
Property, equipment, and software acquisitions	(1,145)	(349)
Purchase of bank-owned life insurance	—	(2,000)
Net cash used in investing activities	(35,996)	(48,064)
FINANCING ACTIVITIES
Net increase in deposits	17,257	51,709
Net change in short-term borrowings	(7,623)	(5,379)
Repayment of other borrowings	(242)	(325)
Cash dividends paid	(3,441)	(3,219)
Purchase of treasury shares	—	(726)
Net cash provided by financing activities	5,951	42,060
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,652)	7,298
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	99,310	73,509
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,658	$80,807
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$10,795	$10,998
Income taxes	4,030	2,500

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

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2026, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted. The Annual Report for CSB for the year ended December 31, 2025, contains Consolidated Financial Statements and related footnote disclosures, which should be read in conjunction with the accompanying condensed Consolidated Financial Statements. The results of operations for the period ended September 30, 2026 are not necessarily indicative of the operating results for the full year or any future interim period.

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

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. This Update is not expected to have a significant impact on the Company’s financial statements.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES

Securities consisted of the following on September 30, 2026 and December 31, 2025:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2026
Available-for-sale
U.S. Treasury securities	$6,995	$—	$(47)	$—	$6,948
U.S. Government agencies	3,000	—	(32)	—	2,968
Mortgage-backed securities of government agencies	94,627	6	(7,422)	—	87,211
Asset-backed securities of government agencies	318	—	(7)	—	311
State and political subdivisions	11,633	—	(600)	—	11,033
Corporate bonds	7,698	—	(274)	—	7,424
Total available-for-sale	124,271	6	(8,382)	—	115,895
Held-to-maturity
U.S. Treasury securities	2,917	—	(381)	—	2,536
Mortgage-backed securities of government agencies	161,563	—	(27,155)	—	134,408
State and political subdivisions	2,466	—	(224)	—	2,242
Total held-to-maturity	166,946	—	(27,760)	—	139,186
Equity securities	190	154	—	—	344
Restricted stock	1,684	—	—	—	1,684
Total securities	$293,091	$160	$(36,142)	$—	$257,109
December 31, 2025
Available-for-sale
U.S. Treasury securities	$5,010	$10	$—	$—	$5,020
U.S. Government agencies	3,000	—	(92)	—	2,908
Mortgage-backed securities of government agencies	103,198	290	(4,579)	—	98,909
Asset-backed securities of government agencies	355	—	(8)	—	347
State and political subdivisions	11,660	—	(433)	—	11,227
Corporate bonds	14,154	7	(355)	—	13,806
Total available-for-sale	137,377	307	(5,467)	—	132,217
Held-to-maturity
U.S. Treasury securities	5,397	—	(321)	—	5,076
Mortgage-backed securities of government agencies	175,261	32	(21,717)	—	153,576
State and political subdivisions	2,487	—	(87)	—	2,400
Total held-to-maturity	183,145	32	(22,125)	—	161,052
Equity securities	185	94	—	—	279
Restricted stock	1,645	—	—	—	1,645
Total securities	$322,352	$433	$(27,592)	$—	$295,193

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The amortized cost and fair value of debt securities on September 30, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair value
Available-for-sale
Due in one year or less	$10,005	$9,927
Due after one through five years	22,558	21,768
Due after five through ten years	15,220	13,480
Due after ten years	76,488	70,720
Total debt securities available-for-sale	$124,271	$115,895
Held-to-maturity
Due after one through five years	$3,930	$3,459
Due after five through ten years	1,490	1,356
Due after ten years	161,526	134,371
Total debt securities held-to-maturity	$166,946	$139,186

Securities with a fair value of approximately $139 million were pledged on September 30, 2026 and $134 million on December 31, 2025, respectively, to secure public deposits, as well as other deposits and borrowings as required or permitted by law.

Restricted stock primarily consists of investments in Federal Home Loan Bank of Cincinnati (FHLB) and Federal Reserve Bank stock. The Bank’s investment in FHLB stock amounted to approximately $1.2 million on September 30, 2026 and $1.1 million on December 31, 2025. Federal Reserve Bank stock was $471 thousand on September 30, 2026 and December 31, 2025.

There were no proceeds from sales of securities for the nine-month periods ended September 30, 2026 and 2025. All gains and losses recognized on equity securities during the nine-month periods were unrealized.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The following table presents gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, on September 30, 2026 and December 31, 2025:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
September 30, 2026
Available-for-sale
U.S. Treasury securities	$(47)	$6,948	$—	$—	$(47)	$6,948
U.S. Government agencies	—	—	(32)	2,968	(32)	2,968
Mortgage-backed securities of government agencies	(1,723)	52,510	(5,699)	34,335	(7,422)	86,845
Asset-backed securities of government agencies	—	—	(7)	311	(7)	311
State and political subdivisions	(30)	2,690	(570)	8,343	(600)	11,033
Corporate bonds	(3)	247	(271)	7,177	(274)	7,424
Total temporarily impaired	$(1,803)	$62,395	$(6,579)	$53,134	$(8,382)	$115,529

December 31, 2025
Available-for-sale
U.S. Government agencies	$—	$—	$(92)	$2,908	$(92)	$2,908
Mortgage-backed securities of government agencies	(4)	6,713	(4,575)	38,734	(4,579)	45,447
Asset-backed securities of government agencies	—	—	(8)	347	(8)	347
State and political subdivisions	(2)	1,518	(431)	8,508	(433)	10,026
Corporate bonds	—	—	(355)	12,049	(355)	12,049
Total temporarily impaired	$(6)	$8,231	$(5,461)	$62,546	$(5,467)	$70,777

There were 103 securities in an unrealized loss position on September 30, 2026, 69 of which were in a continuous loss position for twelve (12) months or more. Each quarter the Company conducts a comprehensive security-level impairment assessment on the securities portfolio. Management believes the Company will fully recover the cost of these securities. Unrealized losses on the Company’s fixed-rate debt securities are a result of interest rate increases. U.S. Treasury securities and investments in securities of U.S. government sponsored agency bonds comprise $97 million of total AFS securities. The remaining $18 million of non-agency debt securities is made up of Corporate Bonds and debt securities to State and Political Subdivisions. For non-agency debt securities, the Company verified the current credit ratings remain above investment grade. Non-rated debt securities total $7 million. Annually, management reviews the credit profile of each non-rated issue and assesses whether any impairment to the contractually obligated cash flow is likely to occur. Based on these reviews, management has concluded the underlying creditworthiness for each security remains sufficient to maintain required payment obligations and, therefore, no allowance for credit losses has been recorded. Management believes the value will recover as the securities approach maturity or market interest rates change.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – SECURITIES (continued)

The Bank monitors the credit quality of held-to-maturity debt securities primarily through utilizing their credit rating. The Bank monitors the credit rating on a quarterly basis. There are no nonperforming held-to-maturity securities. As of September 30, 2026, no ACL was required for any held-to-maturity security. The majority of the securities are explicitly or implicitly guaranteed by the United States government, and any estimate of expected credit losses would be insignificant to the Bank. The following table summarizes the amortized cost of held-to-maturity debt securities at September 30, 2026 and December 31, 2025, aggregated by credit quality indicator:

(Dollars in thousands)	U.S. Treasury securities	Mortgage- backed securities of government agencies	State and political subdivisions
September 30, 2026
Credit rating:
AAA / AA / A	$2,917	$161,563	$2,466
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$2,917	$161,563	$2,466

December 31, 2025
Credit rating:
AAA / AA / A	$5,397	$175,261	$2,487
BBB / BB / B	—	—	—
Lower than B	—	—	—
Non-rated	—	—	—
Total	$5,397	$175,261	$2,487

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS

Loans consisted of the following on September 30, 2026 and December 31, 2025:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Commercial and industrial	$160,666	$152,657
Commercial real estate	257,684	255,911
Commercial lessors of buildings	132,390	114,010
Construction	59,878	47,982
Consumer mortgage	204,672	193,298
Home equity line of credit	64,553	52,616
Consumer installment	10,146	9,019
Consumer indirect	3,748	4,366
Total loans	893,737	829,859
Allowance for credit losses	(14,146)	(12,470)
Deferred loan costs (fees), net	7	(81)
Net Loans	$879,598	$817,308

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

Loans serviced for others approximated $132 million on September 30, 2026 and December 31, 2025.

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

The top five collateral exposures in commercial real estate and commercial lessors of buildings at September 30, 2026 are as follows: Industrial, manufacturing and production $81 million; healthcare facilities $53 million; warehouses $36 million; residential investment property $36 million; and animal feed production $25 million.

Allowance for Credit Losses

The following table details activity in the allowance for credit losses ("ACL") by portfolio segment for the three and nine months ended September 30, 2026 and 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the three months ended September 30, 2026, the provision for credit losses related to commercial real estate loans was primarily due to forecasted economic conditions affecting this portfolio as adjustable rate loans reprice upward with increasing interest rates. The remaining increases are primarily related to loan growth. For the nine months ended September 30, 2026, the increase in the provision for credit losses is primarily the result of loan growth, as well as the additional provision from inflationary pressures affecting economic conditions. The increase in the provision in the commercial and industrial portfolio relates to one individually evaluated loan relationship reported in prior periods that is collateral dependent through its continued operation. All other increases are primarily related to loan growth.

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

(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision (Recovery) for Credit Losses	Ending ACL Balance
Three Months Ended September 30, 2026
Commercial and industrial	$7,447	$(71)	$2	$64	$7,442
Commercial real estate	2,479	—	—	380	2,859
Commercial lessors of buildings	1,474	—	—	98	1,572
Construction	610	—	—	52	662
Consumer mortgage	829	—	3	42	874
Home equity line of credit	396	—	—	52	448
Consumer installment	112	(12)	4	31	135
Consumer indirect	181	(11)	2	(18)	154
	$13,528	$(94)	$11	$701	$14,146

Nine Months Ended September 30, 2026
Commercial and industrial	$6,886	$(78)	$2	$632	$7,442
Commercial real estate	2,394	—	1	464	2,859
Commercial lessors of buildings	1,314	—	—	258	1,572
Construction	524	—	—	138	662
Consumer mortgage	838	—	8	28	874
Home equity line of credit	227	—	—	221	448
Consumer installment	84	(35)	9	77	135
Consumer indirect	203	(35)	10	(24)	154
	$12,470	$(148)	$30	$1,794	$14,146

Three Months Ended September 30, 2025
Commercial and industrial	$3,073	$(13)	$25	$10	$3,095
Commercial real estate	2,048	(2)	—	254	2,300
Commercial lessors of buildings	1,228	—	—	139	1,367
Construction	581	—	—	(27)	554
Consumer mortgage	779	—	—	70	849
Home equity line of credit	205	—	—	16	221
Consumer installment	92	(24)	2	23	93
Consumer indirect	245	—	1	(5)	241
	$8,251	$(39)	$28	$480	$8,720

Nine Months Ended September 30, 2025
Commercial and industrial	$2,919	$(82)	$25	$233	$3,095
Commercial real estate	1,681	(303)	1	921	2,300
Commercial lessors of buildings	1,141	—	—	226	1,367
Construction	502	—	—	52	554
Consumer mortgage	812	—	1	36	849
Home equity line of credit	205	—	—	16	221
Consumer installment	92	(49)	9	41	93
Consumer indirect	243	(8)	4	2	241
	$7,595	$(442)	$40	$1,527	$8,720

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

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans
September 30, 2026
Commercial and industrial	$160,642	$24	$—	$—	$24	$160,666
Commercial real estate	257,036	648	—	—	648	257,684
Commercial lessors of buildings	132,390	—	—	—	—	132,390
Construction	59,878	—	—	—	—	59,878
Consumer mortgage	203,708	201	763	—	964	204,672
Home equity line of credit	64,553	—	—	—	—	64,553
Consumer installment	10,140	3	3	—	6	10,146
Consumer indirect	3,741	7	—	—	7	3,748
Total Loans	$892,088	$883	$766	$—	$1,649	$893,737

December 31, 2025
Commercial and industrial	$152,589	$48	$20	$—	$68	$152,657
Commercial real estate	255,835	76	—	—	76	255,911
Commercial lessors of buildings	114,010	—	—	—	—	114,010
Construction	47,962	20	—	—	20	47,982
Consumer mortgage	192,673	223	402	—	625	193,298
Home equity line of credit	52,221	320	75	—	395	52,616
Consumer installment	9,002	17	—	—	17	9,019
Consumer indirect	4,318	14	34	—	48	4,366
Total Loans	$828,610	$718	$531	$—	$1,249	$829,859

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of September 30, 2026 and December 31, 2025:

(Dollars in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing	Total Nonperforming
September 30, 2026
Commercial and industrial	$—	$4,191	$4,191	$—	$4,191
Commercial real estate	—	2,480	2,480	—	2,480
Commercial lessors of buildings	—	—	—	—	—
Construction	—	—	—	—	—
Consumer mortgage	—	325	325	—	325
Home equity line of credit	—	61	61	—	61
Consumer installment	—	25	25	—	25
Consumer indirect	—	39	39	—	39
Total Loans	$—	$7,121	$7,121	$—	$7,121

December 31, 2025
Commercial and industrial	$—	$9	$9	$—	$9
Commercial real estate	—	161	161	—	161
Commercial lessors of buildings	—	—	—	—	—
Construction	—	—	—	—	—
Consumer mortgage	—	336	336	—	336
Home equity line of credit	—	64	64	—	64
Consumer installment	—	32	32	—	32
Consumer indirect	—	50	50	—	50
Total Loans	$—	$652	$652	$—	$652

Interest income recognized on nonaccrual loans for the three and nine months ended September 30, 2026 was $102 thousand and $135 thousand, respectively and for the three and nine month periods ended September 30, 2025 was $15 thousand and $43 thousand, respectively.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Collateral-Dependent Financial Assets

When loan repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty, expected credit losses are based on the fair value of the collateral.The class of loan represents the primary collateral type associated with the loan. The following table presents the amortized cost basis of collateral dependent loans by class of loan:

	Type of Collateral
(Dollars in thousands)	Real Estate		Blanket Liens	Equipment
September 30, 2026
Commercial and industrial	$6,929	[1]	$8,365	$162
Commercial real estate	22,760	[2]	—	—
Total collateral dependent loans	$29,689		$8,365	$162

December 31, 2025
Commercial and industrial	$4,411	[1]	$7,078	$—
Commercial real estate	20,446	[2]	—	—
Total collateral dependent loans	$24,857		$7,078	$—

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Based on the most recent analysis performed, the following tables present the recorded investment in non-homogeneous loans by internal risk rating system as of September 30, 2026 and December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023		2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2026
Commercial and industrial:
Pass	$25,261	$19,478	$10,336	$9,973		$5,210	$6,675	$49,544	$—	$126,477
Special mention	91	45	4,356	199		39	6	3,783	—	8,519
Substandard	457	1,174	—	10,090	[1]	3,672	545	9,732	—	25,670
Doubtful	—	—	—	—		—	—	—	—	—
Total	$25,809	$20,697	$14,692	$20,262		$8,921	$7,226	$63,059	$—	$160,666
YTD gross charge-offs	$—	$—	$—	$71		$7	$—	$—	$—	$78
Commercial real estate:
Pass	$28,201	$41,292	$27,306	$27,987		$33,055	$61,587	$604	$—	$220,032
Special Mention	—	892	994	—		652	5,434	—	—	7,972
Substandard	—	123	—	20,889	[2]	339	8,329	—	—	29,680
Doubtful	—	—	—	—		—	—	—	—	—
Total	$28,201	$42,307	$28,300	$48,876		$34,046	$75,350	$604	$—	$257,684
YTD gross charge-offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Commercial lessors of buildings:
Pass	$19,653	$24,320	$21,820	$20,000		$19,287	$26,002	$258	$—	$131,340
Special Mention	—	—	—	—		—	167	—	—	167
Substandard	—	—	—	—		—	883	—	—	883
Doubtful	—	—	—	—		—	—	—	—	—
Total	$19,653	$24,320	$21,820	$20,000		$19,287	$27,052	$258	$—	$132,390
YTD gross charge-offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Commercial Construction:
Pass	$14,273	$10,008	$13,444	$1,814		$6,965	$1,758	$571	$—	$48,833
Special Mention	—	—	—	—		143	—	—	—	143
Substandard	—	—	—	—			—	—	—	—
Doubtful	—	—	—	—		—	—	—	—	—
Total	$14,273	$10,008	$13,444	$1,814		$7,108	$1,758	$571	$—	$48,976
YTD gross charge-offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Total
Pass	$87,388	$95,098	$72,906	$59,774		$64,517	$96,022	$50,977	$—	$526,682
Special Mention	91	937	5,350	199		834	5,607	3,783	—	16,801
Substandard	457	1,297	—	30,979	[1,2]	4,011	9,757	9,732	—	56,233
Doubtful	—	—	—	—		—	—	—	—	—
Total	$87,936	$97,332	$78,256	$90,952		$69,362	$111,386	$64,492	$—	$599,716
YTD commercial gross charge-offs	$—	$—	$—	$71		$7	$—	$—	$—	$78

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

1 Balances include $3.5 million USDA guarantee.

2 Balances include $16.4 million USDA guarantee.

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

The Company monitors the credit risk profile by payment activity for the loan classes listed below. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. The following table presents the amortized cost in consumer loans based on payment activity as of September 30, 2026 and December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2026
Consumer mortgage:
Performing	$21,941	$29,891	$26,141	$22,782	$28,129	$75,463	$—	$—	$204,347
Nonperforming	—	—	—	176	—	149	—	—	325
Total	$21,941	$29,891	$26,141	$22,958	$28,129	$75,612	$—	$—	$204,672
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Construction:
Performing	$7,050	$3,026	$312	$—	$408	$106	$—	$—	$10,902
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$7,050	$3,026	$312	$—	$408	$106	$—	$—	$10,902
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity line of credit:
Performing	$—	$—	$—	$—	$—	$—	$62,404	$2,088	$64,492
Nonperforming	—	—	—	—	—	—	61	—	61
Total	$—	$—	$—	$—	$—	$—	$62,465	$2,088	$64,553
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Performing	$4,420	$2,882	$1,060	$1,020	$437	$251	$51	$—	$10,121
Nonperforming	—	—	1	—	1	23	—	—	25
Total	$4,420	$2,882	$1,061	$1,020	$438	$274	$51	$—	$10,146
YTD gross charge-offs	$—	$16	$8	$3	$—	$8	$—	$—	$35
Consumer indirect:
Performing	$302	$274	$489	$330	$564	$1,750	$—	$—	$3,709
Nonperforming	—	—	—	8	—	31	—	—	39
Total	$302	$274	$489	$338	$564	$1,781	$—	$—	$3,748
YTD gross charge-offs	$—	$—	$24	$—	$—	$11	$—	$—	$35
Total
Performing	$33,713	$36,073	$28,002	$24,132	$29,538	$77,570	$62,455	$2,088	$293,571
Nonperforming	—	—	1	184	1	203	61	—	450
Total	$33,713	$36,073	$28,003	$24,316	$29,539	$77,773	$62,516	$2,088	$294,021
YTD consumer gross charge-offs	$—	$16	$32	$3	$—	$19	$—	$—	$70

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

Consumer mortgages are substantially secured by one to four family owner occupied properties and consumer indirect loans are substantially secured by recreational vehicles. All nonperforming consumer loans are evaluated when placed on nonaccrual status and may be charged down based on the collateral fair value less cost to sell if that value is lower than the outstanding balance. As of September 30, 2026 there were $18 thousand in loans secured by consumer real estate in process of foreclosure.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LOANS (CONTINUED)

There were no loans modified to borrowers experiencing financial difficulty during the three month periods ended September 30, 2026 or September 30, 2025. There was one modification of a loan to a borrower experiencing financial difficulty completed during the nine month period ended September 30, 2026 and no modifications of loans to borrowers experiencing financial difficulty during the nine month period ended September 30, 2025.

	Term Extension
(Dollars in thousands)	Amortized Cost Basis	% of Total Class of Financing Receivable
September 30, 2026
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

The Bank closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last twelve months:

(Dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days + Past Due	Total Past Due
September 30, 2026
Home equity line of credit	$437	$—	$—	$—	$—
	$437	$—	$—	$—	$—

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SHORT-TERM BORROWINGS

The following table provides additional detail regarding repurchase agreements and the related collateral accounted for as secured borrowings.

	Remaining Contractual Maturity Overnight and Continuous
	September 30,	December 31,
(Dollars in thousands)	2026	2025
Securities of U.S. Government Agencies and mortgage-backed securities of government agencies pledged, fair value	$23,978	$31,574
Repurchase agreements	23,894	31,517

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of September 30, 2026 and December 31, 2025 by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities with readily determinable values and U.S. Treasury Notes are valued at the closing price reported on the active market on which the individual securities or identical securities are traded. Obligations of U.S. government agencies, mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions and corporate bonds are valued at observable market data for similar assets. Equity securities without readily determinable values are carried at amortized cost adjusted for impairment and observable price changes and are not included in the table below.

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2026
Assets:
Securities available-for-sale
U.S. Treasury securities	$2,988	$3,960	$—	$6,948
U.S. Government agencies	—	2,968	—	2,968
Mortgage-backed securities of government agencies	—	87,211	—	87,211
Asset-backed securities of government agencies	—	311	—	311
State and political subdivisions	—	11,033	—	11,033
Corporate bonds	—	7,424	—	7,424
Total available-for-sale securities	$2,988	$112,907	$—	$115,895
Equity securities	$298	$—	$—	$298

December 31, 2025
Assets:
Securities available-for-sale
U.S. Treasury securities	$—	$5,020	$—	$5,020
U.S. Government agencies	—	2,908	—	2,908
Mortgage-backed securities of government agencies	14,940	83,969	—	98,909
Asset-backed securities of government agencies	—	347	—	347
State and political subdivisions	—	11,227	—	11,227
Corporate bonds	—	13,806	—	13,806
Total available-for-sale securities	$14,940	$117,277	$—	$132,217
Equity securities	$233	$—	$—	$233

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheet at their fair value as of September 30, 2026 and December 31, 2025, by level within the fair value hierarchy.

(Dollars in thousands)	Level I	Level II	Level III	Total
September 30, 2026
Individually evaluated collateral dependent loans recorded at fair value:[1]
Commercial and industrial	$—	$—	$11,012	$11,012
Commercial real estate	—	—	22,760	22,760
Total individually evaluated collateral dependent loans recorded at fair value:	$—	$—	$33,772	$33,772

December 31, 2025
Individually evaluated collateral dependent loans recorded at fair value:[1]
Commercial and industrial	$—	$—	$7,489	$7,489
Commercial real estate	—	—	20,446	20,446
Total individually evaluated collateral dependent loans recorded at fair value:	$—	$—	$27,935	$27,935

1 Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less any associated allowance.

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of recognized financial instruments carried at amortized cost as of September 30, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)	Carrying Value	Level I	Level II	Level III	Fair Value
September 30, 2026
Financial assets
Securities held-to-maturity	$166,946	$—	$139,186	$—	$139,186
Net loans	879,598	—	—	846,618	846,618
Mortgage servicing rights	648	—	—	648	648
Financial liabilities
Deposits	$1,145,172	$856,421	$—	$290,798	$1,147,219
Other borrowings	675	—	—	590	590

December 31, 2025
Financial assets
Securities held-to-maturity	$183,145	$—	$161,052	$—	$161,052
Loans held for sale	213	217	—	—	217
Net loans	817,308	—	—	784,544	784,544
Mortgage servicing rights	625	—	—	625	625
Financial liabilities
Deposits	$1,127,915	$865,010	$—	$264,502	$1,129,512
Other borrowings	917	—	—	835	835

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

Other financial instruments carried at amortized cost include cash and cash equivalents, restricted stock, bank-owned life insurance, accrued interest receivable, short-term borrowings, and accrued interest payable, all of which have a Level I fair value that approximates their carrying value. The Company also has unrecognized financial instruments on September 30, 2026 and December 31, 2025, related to commitments to extend credit and letters of credit. The aggregate contract amount of such financial instruments was approximately $300 million on September 30, 2026 and $294 million on December 31, 2025.

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

CSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three and nine months ended September 30, 2026 and 2025:

(Dollars in thousands)	Pretax	Tax Effect	After-tax
Three Months Ended September 30, 2026
Balance, beginning of period	$(7,073)	$1,486	(5,587)
Unrealized holding loss on available-for-sale securities arising during the period	(2,417)	507	(1,910)
Amortization of held-to-maturity discount resulting from transfer	40	(9)	31
Total other comprehensive loss	(2,377)	498	(1,879)
Balance, end of period	$(9,450)	$1,984	$(7,466)

Nine Months Ended September 30, 2026
Balance, beginning of period	$(6,350)	$1,333	$(5,017)
Unrealized holding loss on available-for-sale securities arising during the period	(3,216)	675	(2,541)
Amortization of held-to-maturity discount resulting from transfer	116	(24)	92
Total other comprehensive loss	(3,100)	651	(2,449)
Balance, end of period	$(9,450)	$1,984	$(7,466)

Three Months Ended September 30, 2025
Balance, beginning of period	$(8,026)	$1,686	$(6,340)
Unrealized holding gain on available-for-sale securities arising during the period	876	(184)	692
Amortization of held-to-maturity discount resulting from transfer	44	(10)	34
Total other comprehensive income	920	(194)	726
Balance, end of period	$(7,106)	$1,492	$(5,614)

Nine Months Ended September 30, 2025
Balance, beginning of period	$(10,657)	$2,237	$(8,420)
Unrealized holding gain on available-for-sale securities arising during the period	3,426	(719)	2,707
Amortization of held-to-maturity discount resulting from transfer	125	(26)	99
Total other comprehensive income	3,551	(745)	2,806
Balance, end of period	$(7,106)	$1,492	$(5,614)

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis focuses on the consolidated financial condition of the Company on September 30, 2026 as compared to December 31, 2025, and the consolidated results of operations for the three and nine months ended September 30, 2026 compared to the same periods in 2025. The purpose of this discussion is to provide the reader with a more thorough understanding of the Consolidated Financial Statements. This discussion should be read in conjunction with the interim condensed Consolidated Financial Statements and related footnotes contained in Part I, Item 1 of this Quarterly Report.

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

FINANCIAL CONDITION

Total assets increased $18 million, or 1%, to $1.31 billion at September 30, 2026 from $1.29 billion at December 31, 2025. During the nine months ended September 30, 2026, securities decreased $32 million, net loans increased $62 million, and cash and cash equivalents decreased $15 million. Deposits and short-term borrowings increased $10 million.

Net loans increased $62 million, or 8%, as commercial loans, including commercial real estate, increased $28 million, or 5%, compared to December 31, 2025. Residential real estate loans and home equity lines of credit increased $23 million, or 9%, from December 31, 2025. Construction loans increased $12 million, or 25%, from December 31, 2025. Mortgage loan originations sold into the secondary market were $8 million during the nine months ended September 30, 2026 compared to $6 million during the nine months ended September 30, 2025. The Bank originates and sells primarily fixed rate thirty-year mortgages into the secondary market.

The allowance for credit losses for loans increased $1.7 million from December 31, 2025 to $14.1 million. The increase in the allowance was due to an increase in loan volume and an increase in risk forecast within the commercial real estate and home equity line portfolios as higher interest rates affect payment amounts on these primarily adjustable rate loans. Net charge-offs were $118 thousand, or an annualized 0.02% of average loans, in the current nine-month period compared to net charge-offs of $402 thousand, or 0.07% of average loans in the year-ago nine-month period. At September 30, 2026, the allowance for credit losses to total loans was 1.58%. We believe the allowance level is appropriate given the level of problem loans and composition of the overall loan portfolio in the current economic environment.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming loans increased $6.5 million to $7.1 million, or 0.80%, of total loans from $652 thousand, or 0.08% of total loans, on December 31, 2025. For the nine months ended September 30, 2026, $6.9 million in loans were placed on nonaccrual status, $327 thousand in paydowns were received, and $104 thousand in nonaccrual loans were charged-off due to non-payment.

	September 30,		December 31,		September 30,
(Dollars in thousands)	2026		2025		2025
Non-performing loans	$7,121		$652		$746
Allowance for credit losses	14,146		12,470		8,720
Total loans	893,744		829,778		810,048
Allowance for credit losses as a percentage of total loans	1.58%		1.50%		1.08%
Allowance for credit losses to total nonperforming loans	2.0	X	19.1	X	11.7	X

The ratio of gross loans to deposits was 78% and 74% at September 30, 2026 and December 31, 2025.

The Company has no exposure to government-sponsored enterprise preferred stocks, collateralized debt obligations, or trust preferred securities. Management has considered industry analyst reports, sector credit reports, and the volatility within the bond market in concluding that the gross unrealized losses of $36 million within the available-for-sale and held-to-maturity portfolios as of September 30, 2026, was primarily the result of current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. As a result, all embedded security losses on September 30, 2026, are considered not credit related and no allowance for credit loss is necessary.

The weighted average life of total debt securities was 5.49 years at September 30, 2026 as compared to 5.12 years at December 31, 2025. If interest rates declined 100 basis points, the weighted average life was estimated to fall to 4.98 years at September 30, 2026. If interest rates rose 100 basis points the weighted average life would be expected to increase to 5.65 years at September 30, 2026.

Deposits increased $17 million, or 1.5%, from December 31, 2025 with noninterest-bearing deposits increasing $1.7 million, or 0.6%, and interest-bearing deposit accounts increasing $16 million, or 2%. Total deposits as of September 30, 2026 are $1.15 billion or 4% above September 30, 2025 deposit balances. On a year over year comparison, increases were recognized in interest bearing demand accounts of $10 million, time deposits of $26 million, noninterest-bearing demand deposits of $13 million, and savings accounts of $7 million. Decreases were recognized in money market accounts of $8 million. The estimated amount of uninsured deposits was $281 million, as of September 30 2026 and December 31, 2025 and $272 million as of and September 30, 2025.

Short-term borrowings consisting of overnight repurchase agreements with retail customers decreased $8 million, or 24%, to $24 million at September 30, 2026 as compared to December 31, 2025. Other borrowings decreased $242 thousand as the Company repaid FHLB advances.

Total shareholders’ equity amounted to $135 million, or 10%, of total assets at September 30, 2026, an increase of $8 million, or 7%, from $126 million at December 31, 2025. The increase in shareholders’ equity during the nine months ended September 30, 2026 was due to net income of $14.2 million, net of other comprehensive loss of $2.4 million and cash dividends of $3.4 million. Total accumulated other comprehensive loss ("AOCL") increased during the nine months ended September 30, 2026 due to higher U.S. Treasury rates and decreased prices in government agency and corporate bonds as AFS securities are marked to fair value. This remaining unrealized loss in securities is not credit related and is adjusted monthly for additional interest rate fluctuations, principal paydowns, calls, and maturities. The Company and the Bank met all regulatory capital requirements at September 30, 2026 as shown in the Capital Resources section of this report.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 30, 2026 and 2025

For the quarters ended September 30, 2026 and 2025, the Company recorded net income of $5.0 million and $4.2 million and $1.90 and $1.57 per share, respectively. The $836 thousand increase in net income for the period was primarily the result of an increase of $1.7 million in net interest income and a $237 thousand increase in noninterest income. The noninterest expense increase of $609 thousand and an increase in the provision for credit losses and off-balance sheet commitments of $258 thousand partially offset the revenue increases. The federal income tax provision increased $214 thousand. Pre-provision net revenue ("PPNR"), (a non-GAAP measure), totaled $7 million for the quarter ended September 30, 2026, an increase of $1.3 million, or 23%, from the prior year's third quarter.

Return on average assets and return on average equity were 1.50% and 14.67%, respectively, for the three-month period of 2026, compared to 1.31% and 13.19%, respectively for the same quarter in 2025.

Average Balance Sheets and Net Interest Margin Analysis

	For the Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Federal Funds Sold	$467	$5	4.25%	$395	$4	4.02%
Interest-earning deposits in other banks	79,322	746	3.73	73,841	825	4.43
Taxable securities	279,406	1,822	2.59	290,465	1,695	2.32
Tax-exempt securities [4]	13,643	89	2.59	16,518	93	2.23
Loans [3,4]	883,574	13,741	6.17	802,858	12,127	5.99
Total interest-earning assets	1,256,412	16,403	5.18%	1,184,077	14,744	4.94%
Noninterest-earning assets	66,732			69,185
TOTAL ASSETS	$1,323,144			$1,253,262

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$254,719	$433	0.67%	$244,188	$488	0.79%
Savings deposits	324,545	743	0.91	317,443	780	0.97
Time deposits	286,312	2,521	3.49	259,817	2,447	3.74
Borrowed funds	24,398	59	0.97	23,102	61	1.05
Total interest-bearing liabilities	889,974	3,756	1.67%	844,550	3,776	1.77%
Noninterest-bearing demand deposits	292,375			278,835
Other liabilities	5,959			5,059
Shareholders' Equity	134,836			124,818
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,323,144			$1,253,262
Taxable equivalent net interest income, (Non-GAAP)		$12,647			$10,968
Tax equivalent adjustment [4]		(29)			(30)
Net interest income, (GAAP)		$12,618			$10,938
Net interest margin, (GAAP)			3.98%			3.66%
Tax equivalent adjustment [4]			0.01			0.01
Net interest margin-taxable equivalent, (Non-GAAP)			3.99%			3.67%
Taxable equivalent net interest spread			3.51%			3.17%

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

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the quarter ended September 30, 2026, was $16.4 million representing a $1.7 million, or 11% increase, compared to the same period in 2025. This increase was primarily due to higher average balances of loans of $81 million, which were partially offset by a $14 million decrease in average securities balances over the comparable period. Rates on average interest-earning deposits in other banks decreased 70 basis points, while loan rates increased 18 basis points, and securities' interest rates increased 28 basis points for the quarter ended September 30, 2026 as compared to the same period in 2025. Interest expense for the quarter ended September 30, 2026 was $3.8 million, a decrease of $20 thousand, or less than 1%, from the same quarter in 2025. The decrease in interest expense occurred primarily due to lower average interest rates on all interest-bearing deposits compared to the prior year's quarter, which offset the increase in interest expense from higher average deposit balances.

For the quarter ended September 30, 2026, the Bank recognized net charge-offs of $83 thousand, compared to $11 thousand net charge-offs for the same quarter in 2025. The provision for credit losses on loans in the current quarter was $701 thousand, compared to a provision of $480 thousand in the same quarter ended 2025. The Company recorded $58 thousand of credit loss expense on off-balance sheet commitments in the third quarter 2026 compared to $21 thousand of credit loss expense in the same quarter of 2025. The provision for credit losses is determined based on management’s calculation of the adequacy of the allowance for credit losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

Noninterest income increased $237 thousand, or 13%, compared to the third quarter of 2025. The increase was primarily the result of a $64 thousand increase in gain on sale of loans, a $55 thousand increase in debit card interchange fees, a $41 thousand increase in service charges on deposit accounts, and a $39 thousand increase in earnings on bank owned life insurance.

Noninterest expense increased $609 thousand, or 9%, from the third quarter 2025. Salary and employee benefit costs increased $468 thousand, or 11%, compared to the prior year quarter with an increase in base compensation levels as well as the number of full time equivalent employees increased from 181 in 2025 to 189 in 2026 as vacant positions were filled. Software expense increased $81 thousand, or 16%, and debit card expense increased $34 thousand, or 16%. Professional and director fees decreased $98 thousand, or 20%. The Company’s third quarter efficiency ratio decreased to 52.6% compared to 55.6% in the prior year.

Federal income tax expense increased $214 thousand, or 21%, for the quarter ended September 30, 2026 as compared to the third quarter 2025. The provision for income taxes was $1.2 million (effective rate of 19.8%) for the quarter ended September 30, 2026, compared to $1.0 million (effective rate of 19.7%) for the same quarter ended 2025.

RESULTS OF OPERATIONS

Nine months ended September 30, 2026, and 2025

For the nine months ended September 30, 2026, and 2025, the Company recorded net income of $14.2 million and $11.5 million and $5.39 and $4.35 per share, respectively. The $2.7 million increase in net income for the nine-month period was primarily the result of a $5.0 million increase in net interest income and a $588 thousand increase in noninterest income. The increase to net income was partially offset by an increase in noninterest expense of $1.9 million and an increase in the provision for credit losses and off-balance sheet commitments of $322 thousand.

The federal income tax provision was $691 thousand higher during the nine-month period in 2026 than in 2025. Return on average assets and return on average equity were 1.47% and 14.40%, respectively, for the nine months ended September 30, 2026, compared to 1.26% and 12.76%, respectively for the same period in 2025.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average balance[1]	Interest	Average rate[2]	Average balance[1]	Interest	Average rate[2]
ASSETS
Federal Funds Sold	$464	$13	3.75%	$392	$13	4.43%
Interest-earning deposits in other banks	58,656	1,632	3.72	60,963	2,030	4.45
Taxable securities	290,263	5,669	2.61	298,921	5,168	2.31
Tax-exempt securities [4]	13,673	253	2.48	16,696	283	2.27
Loans [3,4]	863,873	39,286	6.08	779,634	34,521	5.92
Total interest-earning assets	1,226,929	46,853	5.11%	1,156,606	42,015	4.86%
Noninterest-earning assets	65,788			67,240
TOTAL ASSETS	$1,292,717			$1,223,846

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$247,044	$1,193	0.65%	$228,528	$1,274	0.75%
Savings deposits	319,214	2,091	0.88	312,729	2,204	0.94
Time deposits	277,159	7,337	3.54	255,345	7,279	3.81
Borrowed funds	26,117	188	0.96	25,361	202	1.06
Total interest-bearing liabilities	869,534	10,809	1.66%	821,963	10,959	1.78%
Noninterest-bearing demand deposits	285,672			276,573
Other liabilities	5,999			4,896
Shareholders' Equity	131,512			120,414
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,292,717			$1,223,846
Taxable equivalent net interest income, (Non-GAAP)		$36,044			$31,056
Tax equivalent adjustment [4]		(85)			(92)
Net interest income, (GAAP)		$35,959			$30,964
Net interest margin, (GAAP)			3.92%			3.58%
Tax equivalent adjustment [4]			0.01			0.01
Net interest margin-taxable equivalent, (Non-GAAP)			3.93%			3.59%
Taxable equivalent net interest spread			3.45%			3.08%

1 Average balances have been computed on an average daily basis.

2 Average rates have been computed based on the amortized cost of the corresponding asset or liability.

3 Average loan balances include nonaccrual loans.

4 Taxable equivalent adjustments have been computed assuming a 21% tax rate in 2026 and 2025 (non-GAAP).

Interest income for the nine months ended September 30, 2026, was $46.8 million representing a $4.8 million increase, or 12%, compared to the same period in 2025. This increase was primarily due to volume and yield increases on loans as well as yield increases on securities. Interest expense for the nine months ended September 30, 2026, was $10.8 million, a decrease of $150 thousand, or 1%, from the same period in 2025.

For the nine months ended September 30, 2026, the provision for credit losses and off-balance sheet commitments was $1.8 million, an increase of $322 thousand from $1.5 million in 2025. For more discussion see Results of Operations, three months. The provision for credit losses is determined based on management’s calculation of the adequacy of the allowance for credit losses, which includes provisions for classified loans as well as for the remainder of the portfolio based on historical data, including past charge-offs and current economic trends.

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest income for the nine months ended September 30, 2026, was $5.9 million, an increase of $588 thousand, or 11%, compared to the same period in 2025. Debit card interchange fees increased $132 thousand, earnings on bank owned life insurance policies increased $115 thousand, and credit card fees increased $94 thousand for the period. Service charges on deposit accounts increased $80 thousand and trust services increased $70 thousand, or 8%.

Noninterest expenses for the nine months ended September 30, 2026, increased $1.9 million, or 9%, compared to the same period in 2025. Salaries and employee benefits increased $1.3 million, or 11%, a result of increases in base salaries and benefits, partially due to increased headcount as the Company was able to reduce vacancies and add several new positions supporting growth. Software expense increased $282 thousand, or 21%, primarily due to new loan production software.

The provision for income taxes was $3.5 million (effective rate of 19.8%) for the nine months ended September 30, 2026, compared to $2.8 million (effective rate of 19.6%) for the same period ended 2025.

CAPITAL RESOURCES

The Company maintained a strong capital position with tangible common equity to tangible assets (a non-GAAP measure) of 9.9% at September 30, 2026 compared with 9.4% at December 31, 2025.

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

Failure to meet specified minimum capital requirements could result in regulatory actions by the Federal Reserve or Ohio Division of Financial Institutions that could have a material effect on the Company’s financial condition or results of operations. Management believes there were no material changes to capital resources as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, the Company and the Bank met all capital adequacy requirements to which they were subject.

	Capital Ratios
	September 30, 2026	December 31, 2025
Total Capital To Risk Weighted Assets Ratio
Consolidated	17.0%	16.6%
Bank	16.7	16.5

Tier 1 Capital To Risk Weighted Assets Ratio
Consolidated	15.7	15.4
Bank	15.5	15.2

Common Equity Tier 1 Capital To Risk Weighted Assets
Consolidated	15.7	15.4
Bank	15.5	15.2

Tier 1 Leverage Ratio
Consolidated	10.4	9.8
Bank	10.2	9.8

CSB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

(Dollars in thousands)	September 30, 2026	December 31, 2025	Change
Cash and cash equivalents	$84,658	$99,310	$(14,652)
Available from FHLB	152,243	144,813	7,430
Unpledged AFS securities at fair market value	114,264	126,666	(12,402)
	$351,165	$370,789	$(19,624)
Net deposits and short-term liabilities	$1,167,517	$1,153,980	$13,537
Liquidity ratio	30.1%	32.1%	(2.0)%
Minimum board approved liquidity ratio	20.0%	20.0%

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

PER SHARE DATA

Earnings per share is computed based on the weighted average number of shares of common stock outstanding during each period. The company currently maintains a simple capital structure, thus, there are no dilutive effects on earnings per share.

The weighted average number of common shares outstanding for earnings per share computations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Net income	$4,987	$4,151	$14,166	$11,494
Weighted average common shares outstanding	2,627,015	2,636,028	2,627,015	2,639,907
Earnings per share, basic and diluted	$1.90	$1.57	$5.39	$4.35

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

Interest rate risk is monitored primarily through the use of an earnings simulation model. The model is highly dependent on various assumptions, which change regularly as the balance sheet and market interest rates change. The earnings simulation model projects change in net interest income resulting from the effect of changes in interest rates. The analysis is performed quarterly over a twenty-four-month horizon. The analysis includes two (2) balance sheet models, one based on a static balance sheet and one on a dynamic balance sheet with projected growth in assets and liabilities. This analysis is performed by estimating the expected cash flows of the Company’s financial instruments using interest rates in effect at September 30, 2026 and December 31, 2025. Interest rate risk policy limits are tested by measuring the anticipated change in net interest income over a two-year period. The tests assume quarterly ramped increases and decreases in market interest rates over twenty-four month horizons, as compared to a stable rate environment or base model. The following table reflects the change to net interest income using a dynamic balance sheet for the first twelve-month periods of the twenty-four month horizon.

September 30, 2026
(Dollars in thousands)
Change in Interest Rates (basis points)	Net Interest Income	Dollar Change	Percentage Change	Board Policy Limits
+ 400	$55,869	$2,018	3.7%	± 30%
+ 300	55,371	1,520	2.8	± 20
+ 200	54,869	1,018	1.9	± 15
+ 100	54,357	506	0.9	± 10
0	53,851	—	—
– 100	53,115	(736)	(1.4)	± 10
– 200	52,599	(1,252)	(2.3)	± 15
– 300	51,574	(2,277)	(4.2)	± 20
– 400	50,702	(3,149)	(5.8)	± 30

December 31, 2025
+ 400	49,820	$1,601	3.3%	± 30%
+ 300	49,417	1,198	2.5	± 20
+ 200	49,012	793	1.7	± 15
+ 100	48,602	383	0.8	± 10
0	48,219	—	—
– 100	47,598	(621)	(1.3)	± 10
– 200	46,983	(1,236)	(2.6)	± 15
– 300	46,252	(1,967)	(4.1)	± 20
– 400	45,678	(2,541)	(5.3)	± 30

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

QUARTER ENDED September 30, 2026

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

In the opinion of management there are no outstanding legal proceedings that are reasonably likely to have a material adverse effect on the company’s financial condition or results of operations.

ITEM 1A - RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)
Not applicable
(b)
Not applicable
(c)
The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2026:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Number of Remaining Shares that May be Purchased as Part of Publicly Announced Authorization
July 1, 2026 - July 31, 2026	—	—	—	21,782
August 1, 2026 - August 31, 2026	—	—	—	21,782
September 1, 2026 - September 30, 2026	—	—	—	21,782
Total for quarter	—		—	21,782

On March 2, 2021, CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 5% of the Company’s common shares, or 137,117 of the Company’s common shares outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions.

On October 28, 2026, CSB Bancorp, Inc. filed Form 8-K with the Commission announcing that its Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to 5% of the Company’s common shares, or 131,350 of the Company’s common shares outstanding. Repurchases may be made from time to time as market and business conditions warrant, in the open market, through block purchases, and in negotiated private transactions. The March 2, 2021 program was terminated.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 - OTHER INFORMATION.

Not applicable.

CSB BANCORP, INC.

FORM 10-Q

QUARTER ENDED September 30, 2026

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

CSB BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSB BANCORP, INC.
(Registrant)

Date:	November 13, 2026	/s/ Eddie L. Steiner
Eddie L. Steiner
President
Chief Executive Officer

Date:	November 13, 2026	/s/ Paula J. Meiler
Paula J. Meiler
Senior Vice President
Chief Financial Officer